Form 10-Q
period 2012-03-31
American Realty Capital Global Daily Net Asset Value Trust, Inc.
filed 2012-05-29
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-177563
American Realty Capital Global Daily Net Asset Value Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-177563), was declared effective on April 20, 2011. This is the first report required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

On May 15, 2012, the registrant had 22,222 retail common shares outstanding.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and for the Period from July 13, 2011 (Date of Inception) to March 31, 2012 (Unaudited)	3
Consolidated Statement of Stockholder's Equity for the Period from July 13, 2011 (Date of Inception) to March 31, 2012 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and for the Period from July 13, 2011 (Date of Inception) to March 31, 2012 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	26

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Deferred offering costs	$870	$559
Total assets	$870	$559

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses	$687	$375
Total liabilities	687	375

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Additional paid-in capital	200	200
Accumulated deficit during the development stage	(17)	(16)
Total stockholder's equity	183	184
Total liabilities and stockholder's equity	$870	$559

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2012	For the Period from July 13, 2011 (date of inception) to March 31, 2012

Revenues	$—	$—

Expenses:
General and administrative	1	17
Total expenses	1	17
Net loss	$(1)	$(17)
Comprehensive loss	$(1)	$(17)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Period from July 13, 2011 (Date of Inception) to March 31, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital	During the Development Stage	Total
Balance, July 13, 2011	—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200	—	200
Net loss	—	—	—	(16)	(16)
Balance, December 31, 2011	22,222	—	200	(16)	184
Net loss	—	—	—	(1)	(1)
Balance, March 31, 2012	22,222	$—	$200	$(17)	$183

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	For the Period from July 13, 2011 (date of inception) to March 31, 2012
	March 31, 2012
Cash flows from operating activities:
Net loss	$(1)	$(17)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	(16)	—
Net cash used in operating activities	(17)	(17)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200
Payments of deferred offering costs	(117)	(397)
Advances from affiliate	134	214
Net cash provided by financing activities	17	17
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Non-Cash Financing Activities:
Deferred offering costs paid directly by affiliates	$—	$90

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital Global Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis for a maximum of $1.5 billion in shares of common stock, par value $0.01 per share, consisting of up to 101.0 million shares of retail common stock (the "retail shares") to be sold to the public through broker dealers and up to 55.6 million shares of institutional common stock (the "institutional shares") to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
The Company sold 22,222 retail shares of common stock to American Realty Capital Global Special Limited Partner, LLC (the “Special Limited Partner”) an entity wholly owned by AR Capital Global Holdings, LLC (the “Sponsor”) on October 24, 2011, at $9.00 per share. Until the later of the escrow agent's release of investors’ funds to the Company upon the raising of the minimum offering amount and the Company's acquisition of its first property, the per share purchase price for the retail shares in the IPO will be $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO will be $9.00. Following the escrow break, or the first property acquisition, as applicable, the per share purchase price will vary daily. The per share purchase price in the IPO following the escrow break, or the first property acquisition, as applicable, will be equal to the sum of the net asset value (the “NAV”) for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company’s primary geographic target will be the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any real estate investments.
Substantially all of the Company’s business will be conducted through American Realty Capital Global Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units") The Special Limited Partner expects to contribute $200 to the OP in exchange for 22 units of limited partner interest in the OP. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. American Realty Capital Global Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor, which has been retained to manage the Company’s affairs on a day-to-day basis. The Advisor entered into a service agreement with an independent third party, Moor Park Global Advisors Limited (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company's properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). Realty Capital Securities, LLC (the “Dealer Manager”) will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011, and for the period from July 13, 2011 (date of inception) to December 31, 2011, which are included in the Company's Registration Statement on Form S-11 filed with the SEC on April 16, 2012.
There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2012 other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
Note 3 — Common Stock
As of March 31, 2012 and December 31, 2011, the Company had 22,222 shares of common stock outstanding and had received total proceeds of $0.2 million.
Note 4 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 5 — Related Party Transactions
The Special Limited Partner owned 22,222 shares of the Company's outstanding common stock as of March 31, 2012. The Advisor and its affiliates may pay costs and fees on behalf of the Company. All organization and offering costs incurred by the Advisor or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2012 and December 31, 2011, the Company had payables to affiliated entities of $0.3 million and $0.2 million, respectively, to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives selling commissions of 7% of the per share purchase price of the retail shares, paid for by the purchasers of retail shares before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager’s fee will be reduced to 2.5% (not including selling commissions and dealer manager fees). There were no such fees incurred during the three months ended March 31, 2012.
For the sale of institutional shares, the Dealer Manager receives an asset-based platform fee, which is a deferred distribution fee that compensates the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that is payable monthly in arrears and accrues and is deducted from the NAV on institutional shares daily in an amount equal to (a) the number of shares outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may re-allow all or a portion of its dealer manager fee to participating broker-dealers. There were no asset-based platform fees incurred from the Dealer Manager during the three months ended March 31, 2012.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. During the three months ended March 31, 2012, there were no offering cost reimbursements incurred from the Advisor or Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $0.9 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $0.9 million, net of unpaid amounts, were less than the 15% threshold.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Adviser is also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be 0.6% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees will not exceed 1.5% of the contract purchase price for all of the assets acquired.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the monthly average of the daily NAV, payable on the first business day of each month. Such fee will be payable, at the discretion of the Company’s board of directors, in cash, common stock, restricted stock grants or any combination thereof. These fees will be allocated between the retail and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter is less than the amount of distributions declared with respect to such six month period. There have been no such fees incurred or forgiven during the period from July 13, 2011 (date of inception) to March 31, 2012.
If the Property Manager or an affiliate provides property management and leasing services for properties owned by the Company, it will pay fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed. There have been no such fees incurred or forgiven during the period from July 13, 2011 (date of inception) to March 31, 2012.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. There have been no such fees incurred or forgiven during the period from July 13, 2011 (date of inception) to March 31, 2012.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of asset management fees and 50% of property management fees relating to such properties. There were no such fees paid during the period from July 13, 2011 (date of inception) to March 31, 2012.
Commencing six months after the commencement of the IPO, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from July 13, 2011 (date of inception) to March 31, 2012.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. No such amounts were incurred during the period from July 13, 2011 (date of inception) to March 31, 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses were absorbed by the Advisor during the period from July 13, 2011 (date of inception) to March 31, 2012.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the period from July 13, 2011 (date of inception) to March 31, 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the period from July 13, 2011 (date of inception) to March 31, 2012.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the period from July 13, 2011 (date of inception) to March 31, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 6 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 7 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2012, there were no restricted shares issued to independent directors under the RSP.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2012.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and have determined that there have not been any events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Global Daily Net Asset Value Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Global Daily Net Asset Value Trust, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Global Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital Global Daily Net Asset Value Trust, Inc. is externally managed by American Realty Capital Global Advisors, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Global Daily Net Asset Value Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
The purchase price and redemption price for our shares will be based on net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on April 20, 2012, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the credit markets of the United States of America and Europe.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, we commenced our IPO on a “reasonable best efforts” basis for a maximum of $1.5 billion in shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
We sold 22,222 retail shares of common stock to American Realty Capital Global Special Limited Partner, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital Global Holdings, LLC (the “Sponsor”) on October 24, 2011, at $9.00 per share. Until the later of the escrow agent's release of investors’ funds to us upon the raising of the minimum offering amount and our first property acquisition, the per share purchase price for the retail shares during the IPO will be $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO will be $9.00. Following the escrow break, or our first property acquisition, as applicable, the per share purchase price will vary daily. The per share purchase price in the IPO following the escrow break, or our first property acquisition, as applicable, will be equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of the date of these financial statements, We have neither purchased nor contracted to purchase any real estate investments.
Substantially all of our business will be conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units") The Special Limited Partner expects to contribute $200 to the OP in exchange for 22 units of limited partner interest in the OP. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The Advisor entered into a service agreement with an independent third party, Moor Park Global Advisors Limited (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to our properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). The Dealer Manager will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.
We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.
Real Estate Investments
Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets and tenant improvements.
Impairment of Long Lived Assets
Operations related to properties that have been sold or properties that are intended to be sold will be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Allocation of Purchase Price of Acquired Assets
We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets will include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We will utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, buildings, improvements and fixtures will be based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets will include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, will be measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, will be amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also will consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.
Results of Operations
 As of March 31, 2012, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from July 13, 2011 (date of inception) to March 31, 2012, we had incurred general and administrative expense of approximately $17,000 which primarily included costs related to professional fees.
Cash Flows for the Period from July 13, 2011 (date of inception) to March 31, 2012
During the period from July 13, 2011 (date of inception) to March 31, 2012, net cash used in operating activities was approximately $17,000, mainly due to a net loss related to professional fees.

Net cash provided by financing activities of $17,000 during the period from July 13, 2011 (date of inception) to March 31, 2012, consisted primarily of proceeds from affiliates of $0.2 million and net proceeds from the sale of common stock of $0.2 million, which was offset of by $0.4 million of payments related to offering costs.
Liquidity and Capital Resources
We are offering and selling two classes of shares of our common stock in the primary offering, including up to 101.0 million retail shares of our common stock, through broker dealers and up to 55.6 million institutional shares of our common stock through registered investment advisors and broker dealers that are managing wrap or fee based accounts. We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP pursuant to which our stockholders may elect to have distributions reinvested in additional shares. Until the later of the escrow agent's release of investors’ funds to us upon the raising of the minimum offering amount and our first property acquisition, the per share purchase price for the retail shares in the primary offering will be $9.00, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the per share purchase price to be paid by purchasers of retail shares (which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the primary offering will be $9.00. Following such date, the per share purchase price will vary daily, and the per share purchase price will be equal to the sum of our net asset value, or NAV, divided by the number of outstanding shares of our common stock as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the price per share. Throughout the offering period the per share purchase price for shares purchased under the distribution reinvestment plan will be equal to NAV per share for each class of shares.
As of the date of this Quarterly Report on Form 10-Q, we have not raised proceeds sufficient to break escrow in connection with our IPO. As of March 31, 2012, we had received total gross proceeds from the sale of common stock of $0.2 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
 Further, we have not purchased any properties or commenced active operations. We have not entered into any purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: (1) 15% of our NAV up to $500 million, (2) 10% of our NAV between $500 million and $1 billion and (3) 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. The Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our advisor, the deferral, suspension and/or waiver of fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allows us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from July 13, 2011 (date of inception) to March 31, 2012, as we had not purchased our first properties or commenced operations.

Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of March 31, 2012, we did not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of the date of this Quarterly Report on Form 10-Q, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in foreign operations in Europe and elsewhere internationally. From time to time we may enter into foreign currency hedge contracts to limit exposure in a net investment in a foreign operation.

Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11 as of and for the year ended December 31, 2011 as filed with the SEC on April 16, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2012.
On April 20, 2012 we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2012, we have issued 22,222 shares of our common stock from $0.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2012
Selling commissions and dealer manager fees	$—
Other organization and offering costs	870
Total offering costs	$870

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There we no such commissions paid during the three months ended March 31, 2012.
Cumulative offering proceeds at March 31, 2012 were $0.2 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, we have incurred $0.9 million of cumulative offering costs in connection with the issuance and distribution of our registered securities, which net of unpaid amounts, were less than the 15% threshold at quarter end.
We have not incurred any offering costs from our Advisor or Dealer Manager. Cumulative offering costs exceeded gross proceeds by $0.7 million at March 31, 2012 due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2012, we have do not own any properties.
We did not repurchase any of our securities during the three months ended March 31, 2012.
Item 3. Defaults Upon Senior Securities.
 None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 29, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934