Form 10-Q
period 2012-06-30
American Realty Capital Global Daily Net Asset Value Trust, Inc.
filed 2012-08-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2012, the registrant had 31,222 retail common shares outstanding.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and for the Period from July 13, 2011 (Date of Inception) to June 30, 2012 (Unaudited)	3
Consolidated Statement of Stockholders' Equity (Deficit) for the Period from July 13, 2011 (Date of Inception) to June 30, 2012 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and for the Period from July 13, 2011 (Date of Inception) to June 30, 2012 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Prepaid expenses and other assets	$29	$—
Deferred offering costs	—	559
Total assets	$29	$559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,446	$375

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,222 and 22,222 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	(1,337)	200
Accumulated deficit during the development stage	(80)	(16)
Total stockholders' equity (deficit)	(1,417)	184
Total liabilities and stockholders' equity (deficit)	$29	$559

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended	Six Months Ended	For the Period from July 13, 2011 (date of inception) to June 30, 2012
	June 30, 2012	June 30, 2012

Revenues	$—	$—	$—

Expenses:
General and administrative	63	64	80
Total expenses	63	64	80
Net loss	$(63)	$(64)	$(80)
Comprehensive loss	$(63)	$(64)	$(80)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 13, 2011 (Date of Inception) to June 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital	During the Development Stage	Total
Balance, July 13, 2011	—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200	—	200
Net loss	—	—	—	(16)	(16)
Balance, December 31, 2011	22,222	—	200	(16)	184
Offering costs	—	—	(1,540)	—	(1,540)
Share-based compensation	9,000	—	—	—	—
Amortization of restricted stock	—	—	3	—	3
Net loss	—	—	—	(64)	(64)
Balance, June 30, 2012	31,222	$—	$(1,337)	$(80)	$(1,417)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended	For the Period from July 13, 2011 (date of inception) to June 30, 2012
	June 30, 2012
Cash flows from operating activities:
Net loss	$(64)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(29)	(29)
Accounts payable and accrued expenses	29	45
Net cash used in operating activities	(61)	(61)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200
Payments of offering costs	(154)	(434)
Advances from affiliate	215	295
Net cash provided by financing activities	61	61
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Non-Cash Financing Activities:
Deferred offering costs paid directly by affiliates	$—	$90

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital Global Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis for a maximum of approximately $1.5 billion in shares of common stock, par value $0.01 per share, consisting of up to 101.0 million shares of retail common stock (the "retail shares") to be sold to the public through broker dealers and up to 55.6 million shares of institutional common stock (the "institutional shares") to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the later of the escrow agent's release of investors’ funds to the Company upon the raising of the minimum offering amount and the Company's acquisition of its first property, the per share purchase price for the retail shares in the IPO will be $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO will be $9.00. Following the escrow break, or the first property acquisition, as applicable, the per share purchase price will vary daily. The per share purchase price in the IPO following the escrow break, or the first property acquisition, as applicable, will be equal to the sum of the net asset value (the “NAV”) for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions in the case of retail shares.
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
Substantially all of the Company’s business will be conducted through American Realty Capital Global Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units") The Special Limited Partner expects to contribute $200 to the OP in exchange for 22 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company has no paid employees. American Realty Capital Global Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor, which has been retained to manage the Company’s affairs on a day-to-day basis. The Advisor entered into a service agreement with a third party, Moor Park Global Advisors Limited (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates with respect to the Company's properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). Realty Capital Securities, LLC (the “Dealer Manager”) will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. Pursuant to the service agreement between the Advisor and the Service Provider, the Advisor has agreed to assign 50.0% of the fees payable by the Company under the advisory agreement to the Service Provider, solely with respect to our foreign investment strategy in Europe.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 and for the period from July 13, 2011 (date of inception) to June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011, and for the period from July 13, 2011 (date of inception) to December 31, 2011, which are included in the Company's Registration Statement on Form S-11.
There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2012 other than the updates described below.
Deferred Costs
Deferred costs consist of deferred offering costs. Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. On April 20, 2012, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's financial position or results of operations.
Note 3 — Common Stock
As of June 30, 2012 and December 31, 2011, the Company had 31,222 and 22,222 shares of common stock outstanding, including unvested restricted shares, respectively, and had received total proceeds of $0.2 million as of June 30, 2012 and December 31, 2011.
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company's capital or operations.
The price per share that the Company pays to repurchase shares of the Company's retail and institutional shares on any business day will be the Company's NAV per share for the respective class of common stock for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day. Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company's NAV per share is calculated at the close of each business day, the repurchase price may fluctuate between the repurchase request day and the date on which the Company pays repurchase proceeds. Generally, repurchases are paid, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following the repurchase request day.
Purchases under the SRP are limited in any calendar quarter to 5% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 20% of the Company's NAV in any 12 month period. If the Company reaches the5% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
When a stockholder requests repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of June 30, 2012, no shares of common stock have been repurchased or were eligible to be repurchased.
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

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 5 — Related Party Transactions
As of June 30, 2012 and December 31, 2011, the Special Limited Partner owned 22,222 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company or absorb the Company's property operating and general and administrative expenses. As of June 30, 2012 and December 31, 2011, the Company had $0.4 million and $0.2 million, respectively, payable to affiliated entities to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of the retail shares, paid for by the purchasers of retail shares before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager’s fee will be reduced to 2.5% (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from July 13, 2011 (date of inception) to June 30, 2012.
For the sale of institutional shares, the Dealer Manager receives an asset-based platform fee, which is a deferred distribution fee that compensates the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that is payable monthly in arrears and accrues and is deducted from the NAV on institutional shares daily in an amount equal to (a) the number of shares outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may re-allow all or a portion of its dealer manager fee to participating broker-dealers. No asset-based platform fees have been incurred from the Dealer Manager during the period from July 13, 2011 (date of inception) to June 30, 2012.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet. During the period from July 13, 2011 (date of inception) to June 30, 2012, there were $0.4 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $1.5 million. After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $1.5 million.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be 0.6% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees will not exceed 1.5% of the contract purchase price for all of the assets acquired. No such fees have been incurred or forgiven during the period from July 13, 2011 (date of inception) to June 30, 2012.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the monthly average of the daily NAV, payable on the first business day of each month. Such fee will be payable, at the discretion of the Company’s board of directors, in cash, common stock, restricted stock grants or any combination thereof. These fees will be allocated between the retail and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter is less than the amount of distributions declared with respect to such six month period. No such fees have been incurred or forgiven during the period from July 13, 2011 (date of inception) to June 30, 2012.
If the Property Manager or an affiliate provides property management and leasing services for properties owned by the Company, the Company will pay fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed. No such fees have been incurred or forgiven during the period from July 13, 2011 (date of inception) to June 30, 2012.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. No such fees have been incurred or forgiven during the period from July 13, 2011 (date of inception) to June 30, 2012.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50.0% of asset management fees and 50.0% of property management fees relating to such properties. No such fees have been incurred during the period from July 13, 2011 (date of inception) to June 30, 2012.
Commencing six months after the commencement of the IPO, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred or forgiven from the Advisor for providing services during the period from July 13, 2011 (date of inception) to June 30, 2012.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6.0% per annum. No such amounts have been incurred or forgiven during the period from July 13, 2011 (date of inception) to June 30, 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses have been absorbed by the Advisor during the period from July 13, 2011 (date of inception) to June 30, 2012.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the period from July 13, 2011 (date of inception) to June 30, 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the period from July 13, 2011 (date of inception) to June 30, 2012.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the period from July 13, 2011 (date of inception) to June 30, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50.0% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50.0% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the period from July 13, 2011 (date of inception) to June 30, 2012.
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
Note 7 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL GLOBAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2012, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $9.00 per share. The fair value of the shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $3,000 for the period from July 13, 2011 (date of inception) to June 30, 2012.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from July 13, 2011 (date of inception) to June 30, 2012.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there have not been any events that have occurred that would require adjustments to our disclosures in the financial statements.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently do not own any properties
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, we commenced our IPO on a “reasonable best efforts” basis for a maximum of approximately $1.5 billion in shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
Until the later of the escrow agent's release of investors’ funds to us upon the raising of the minimum offering amount and our first property acquisition, the per share purchase price for the retail shares during the IPO will be $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO will be $9.00. Following the escrow break, or our first property acquisition, as applicable, the per share purchase price will vary daily. The per share purchase price in the IPO following the escrow break, or our first property acquisition, as applicable, will be equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions in the case of retail shares.
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
Substantially all of our business will be conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units") The Special Limited Partner expects to contribute $200 to the OP in exchange for 22 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The Advisor entered into a service agreement with a third party, Moor Park Global Advisors Limited (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates with respect to our properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). The Dealer Manager will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. Pursuant to the service agreement between the Advisor and the Service Provider, the Advisor has agreed to assign 50% of the fees payable by us under the advisory agreement to the Service Provider, solely with respect to our foreign investment strategy in Europe.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial position or results of operations.

Results of Operations
 As of June 30, 2012, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from July 13, 2011 (date of inception) to June 30, 2012, we had incurred general and administrative expense of $0.1 million, which primarily included costs related to professional fees, board member compensation and directors and officers insurance.
Cash Flows for the Period from July 13, 2011 (date of inception) to June 30, 2012
During the period from July 13, 2011 (date of inception) to June 30, 2012, net cash used in operating activities was $0.1 million, mainly due to a net loss $0.1 million as well as an increase in prepaid expenses and other assets related to prepaid directors and officers insurance of approximately $29,000. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of approximately $45,000 due to accrued professional fees.
Net cash provided by financing activities of $0.1 million during the period from July 13, 2011 (date of inception) to June 30, 2012, consisted primarily of proceeds from affiliates of $0.3 million, primarily to fund third party offering costs, and net proceeds from the sale of common stock of $0.2 million. These cash inflows were partially offset of by $0.4 million of payments related to offering costs.
Liquidity and Capital Resources
We are offering and selling two classes of shares of our common stock in the primary offering, including up to 101.0 million retail shares of our common stock through broker dealers and up to 55.6 million institutional shares of our common stock through registered investment advisors and broker dealers that are managing wrap or fee based accounts. We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP pursuant to which our stockholders may elect to have distributions reinvested in additional shares. Until the later of the escrow agent's release of investors’ funds to us upon the raising of the minimum offering amount and our first property acquisition, the per share purchase price for the retail shares in the primary offering will be $9.00, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the per share purchase price to be paid by purchasers of retail shares (which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the primary offering will be $9.00. Following such date, the per share purchase price will vary daily, and the per share purchase price will be equal to the sum of our net asset value, or NAV, divided by the number of outstanding shares of our common stock as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the price per share. Throughout the offering period the per share purchase price for shares purchased under the distribution reinvestment plan will be equal to NAV per share for each class of shares.
As of the date of this Quarterly Report on Form 10-Q, we have not raised proceeds sufficient to break escrow in connection with our IPO. As of June 30, 2012, we had received total gross proceeds from the sale of common stock of $0.2 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
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
We did not have FFO or MFFO for the period from July 13, 2011 (date of inception) to June 30, 2012, as we had not purchased our first properties or commenced operations.

Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of June 30, 2012, we did not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.
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
As our potential real estate portfolio matures, we expect cash flows from operations (reported in accordance with GAAP) to cover a significant portion of distributions and over time to cover the entire distribution. As our cash flows from operations become more significant, the Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2012.
On April 20, 2012 we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2012, we have issued 31,222 shares of our common stock from $0.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2012
Selling commissions and dealer manager fees	$—
Other offering costs	1,540
Total offering costs	$1,540

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. No such commissions have been incurred from our Dealer Manager during the six months ended June 30, 2012.
After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, we have incurred $1.5 million of cumulative offering costs in connection with the issuance and distribution of our registered securities.
As of June 30, 2012, cumulative offering costs included $0.4 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds from the sale of common stock by $1.3 million at June 30, 2012, due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2012, we do not own any properties.
We did not repurchase any of our securities during the six months ended June 30, 2012.
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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 10, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.2 *	Articles of Amendment
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Global Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_______________________
*    Filed herewith