Form 10-Q
period 2012-09-30
American Realty Capital Global Trust, Inc.
filed 2012-11-09
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-177563
American Realty Capital Global Trust, Inc.
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

As of October 31, 2012, the registrant had 254,000 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012, the Period from July 13, 2011 (Date of Inception) to September 30, 2011 and the Period from July 13, 2011 (Date of Inception) to September 30, 2012 (Unaudited)	3
Consolidated Statement of Stockholders' Equity (Deficit) for the Period from July 13, 2011 (Date of Inception) to September 30, 2012 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012, the Period from July 13, 2011 (Date of Inception) to September 30, 2011 and the Period from July 13, 2011 (Date of Inception) to September 30, 2012 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Prepaid expenses and other assets	$67	$—
Deferred offering costs	—	559
Total assets	$67	$559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$2,085	$375

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 31,222 and 22,222 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	(1,845)	200
Accumulated deficit during the development stage	(173)	(16)
Total stockholders' equity (deficit)	(2,018)	184
Total liabilities and stockholders' equity (deficit)	$67	$559

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended	For the Period from July 13, 2011 (date of inception) to September 30, 2011	Nine Months Ended	For the Period from July 13, 2011 (date of inception) to September 30, 2012
	September 30, 2012		September 30, 2012

Revenues	$—	$—	$—	$—

Expenses:
General and administrative	93	—	157	173
Total expenses	93	—	157	173
Net loss	$(93)	$—	$(157)	$(173)
Comprehensive loss	$(93)	$—	$(157)	$(173)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 13, 2011 (Date of Inception) to September 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital	During the Development Stage	Total
Balance, July 13, 2011	—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200	—	200
Net loss	—	—	—	(16)	(16)
Balance, December 31, 2011	22,222	—	200	(16)	184
Offering costs	—	—	(2,052)	—	(2,052)
Share-based compensation	9,000	—	7	—	7
Net loss	—	—	—	(157)	(157)
Balance, September 30, 2012	31,222	$—	$(1,845)	$(173)	$(2,018)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended	For the Period from July 13, 2011 (date of inception) to September 30, 2011	For the Period from July 13, 2011 (date of inception) to September 30, 2012
	September 30, 2012
Cash flows from operating activities:
Net loss	$(157)	$—	$(173)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7	—	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(67)	—	(67)
Accounts payable and accrued expenses	(8)	—	8
Net cash used in operating activities	(225)	—	(225)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	200
Payments of offering costs	(416)	—	(696)
Advances from affiliate	641	—	721
Net cash provided by financing activities	225	—	225
Net change in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

Non-Cash Financing Activities:
Deferred offering costs paid directly by affiliates	$—	$—	$90

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the “Company”), incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company’s primary geographic target will be the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, the Company had not acquired any real estate investments or commenced real estate operations. On October 24, 2012, the Company had raised proceeds sufficient to break escrow in connection with the IPO. The Company purchased its first property and commenced real estate operations on October 30, 2012.
Substantially all of the Company’s business will be conducted through American Realty Capital Global Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital Global Holdings, LLC (the “Sponsor”) will contribute $200 to the OP in exchange for 22 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. American Realty Capital Global Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor, which has been retained to manage the Company’s affairs on a day-to-day basis. The Advisor entered into a service provider agreement with a third party, Moor Park Global Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates with respect to the Company's properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). Realty Capital Securities, LLC (the “Dealer Manager”) will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. Pursuant to the service provider agreement between the Advisor and the Service Provider, the Advisor has agreed to assign 50.0% of the fees payable by the Company under the advisory agreement to the Service Provider, solely with respect to our foreign investment strategy in Europe. The assigned fees will be deducted from the fees payable to the Advisor, pursuant to the service provider agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 and for the period from July 13, 2011 (date of inception) to September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011, and for the period from July 13, 2011 (date of inception) to December 31, 2011, which are included in the Company's Registration Statement on Form S-11. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2012 other than the updates described below.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.
Note 3 — Common Stock
As of September 30, 2012 and December 31, 2011, the Company had 31,222 and 22,222 shares of common stock outstanding, including unvested restricted shares, respectively, and had received total proceeds of $0.2 million as of September 30, 2012 and December 31, 2011.
On October 5, 2012, the Company's board of directors authorized and the Company declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00194520550 per day based on $10.00 price per common share. The distributions will begin to accrue 30 days following the Company’s initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company's capital or operations.
After the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. The repurchase of shares will occur on the last business day of each quarter (and in all events on a date other than a dividend payment date). Purchases under the SRP will be limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
Prior to the commencement of the calculation of NAV, the number of shares repurchased may not exceed 5.0% of the weighted average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

•	the lower of $9.25 or 92.5% of the price paid to acquire the shares, for stockholders who have continuously held their shares for at least one year;

•	the lower of $9.50 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;

•	the lower of $9.75 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and

•
the lower of $10.00 and 100.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0%.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

When a stockholder requests a repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of September 30, 2012, no shares of common stock have been repurchased or were eligible to be repurchased.
Note 4 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties as of September 30, 2012, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 5 — Related Party Transactions
As of September 30, 2012 and December 31, 2011, the Special Limited Partner owned 22,222 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of September 30, 2012 and December 31, 2011, $0.8 million and $0.2 million, respectively, was payable to affiliated entities to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of our shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager’s fee will be reduced to 2.5% (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from July 13, 2011 (date of inception) to September 30, 2012.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. During the period from July 13, 2011 (date of inception) to September 30, 2012, there were $0.7 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $2.0 million. After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $2.1 million.
The Company had $0.7 million of accrued expenses payable to the Advisor and the Dealer Manager at September 30, 2012 for services performed related to the IPO and offering and other cost reimbursements. No such amounts were payable as of December 31, 2011.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider will be paid 50% of the acquisition fees and the Advisor will receive the remaining 50%, as set forth in the service provider agreement. Such fees will be deducted from fees payable to the Advisor, pursuant to the service provider agreement. The Advisor is also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be 0.6% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees will not exceed 1.5% of the contract purchase price for all of the assets acquired. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50% of the financing coordination fees and the Advisor will receive the remaining 50%, as set forth in the service provider agreement.  Such fees will be deducted from fees payable to the Advisor, pursuant to the service provider agreement. No financing coordination fees were incurred during the period from July 13, 2012 (date of inception) to September 30, 2012.
The Company will pay the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (cost will include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but will exclude acquisition fees). Once the calculation of NAV begins, the asset management fee will be based on the lower of 0.75% of the costs of investment portfolio assets and 0.75% of the quarterly NAV. Such fee to the Advisor will be payable, at the discretion of our board of directors, in cash, common stock, restricted stock grants or any combination thereof. All or a portion of the asset management fee may be waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
If the Property Manager or an affiliate provides property management and leasing services for properties owned by the Company, the Company will pay fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
Solely with respect to our investment activities in Europe, the Service Provider or other entity providing property management services with respect to such investments will be paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager will receive 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a 50% split of an Oversight Fee with the Service Provider or an affiliated entity providing European property management services. Such fees will be deducted from fees payable to the Advisor, pursuant to the service provider agreement. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Commencing six months after the commencement of the IPO, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from July 13, 2011 (date of inception) to September 30, 2012.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other events which results in our return on stockholders’ capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses have been absorbed by the Advisor during the period from July 13, 2011 (date of inception) to September 30, 2012.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50.0% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50.0% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the period from July 13, 2011 (date of inception) to September 30, 2012.
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
Note 7 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under our restricted share plan, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the advisor (or its assignees), shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2012, there were 9,000 restricted unvested shares issued to independent directors under the RSP at $9.00 per share. The value of the shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $7,000 for the period from July 13, 2011 (date of inception) to September 30, 2012.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from July 13, 2011 (date of inception) to September 30, 2012.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Development Stage Company
On October 24, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to each of the Sponsor and Moor Park Global Advisors Limited, a subsidiary of the Service Provider, in the amount of $1.0 million at a purchase price of $9.00 per share. The Company purchased its first property and commenced real estate operations on October 30, 2012, and as of such date is no longer considered to be a development stage company.
Sales of Common Stock
As of October 31, 2012, the Company had 0.3 million shares of common stock outstanding, including unvested restricted shares from total proceeds from the IPO of $2.2 million.
Acquisition and Financing
On October 30, 2012, the Company acquired its first property – a McDonald’s restaurant located in Carlisle, United Kingdom for a purchase price of $2.6 million, excluding closing costs. The property contains 9,094 rentable square feet and is 100% leased. The property’s original lease has a 35-year term with 11.4 years remaining. Rent is adjusted to market every five years under the lease. The annualized straight line rental income for the initial lease term is $0.2 million or $24.74 per rentable square foot. On October 30, 2012, the Company entered into a mortgage note payable, collateralized by the McDonald's property, in the amount of $1.2 million. The mortgage note payable provides for quarterly interest payments with all principal outstanding being due on the maturity date in October 2017. The interest rate is fixed with an interest rate swap at 4.08%. The mortgage note payable may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lender has the right to terminate its obligations and to accelerate the payment on any unpaid principal amount of the mortgage note payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Global Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Global Trust, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Global Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital Global Trust, Inc. is externally managed by American Realty Capital Global Advisors, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Global Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
After the quarter following our acquisition of at least $1.2 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We do not own any properties as of September 30, 2012.
Overview
We were incorporated on July 13, 2011 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On April 20, 2012, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, we had not acquired any real estate investments or commenced real estate operations. On October 24, 2012, we had raised proceeds sufficient to break escrow in connection with the IPO. We purchased our first property and commenced active operations on October 30, 2012.
Substantially all of our business will be conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital Global Holdings, LLC (the “Sponsor”) will contribute $200 to the OP in exchange for 22 units of limited partner interest in the OP, which will represent a nominal percentage of the aggregate OP ownership. After one year, the limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The Advisor entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates with respect to our properties in Europe. The properties will be managed and leased initially by American Realty Capital Global Properties, LLC (the “Property Manager”). The Dealer Manager will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. Pursuant to the service provider agreement between the Advisor and the Service Provider, the Advisor has agreed to assign 50% of the fees payable by us under the advisory agreement to the Service Provider, solely with respect to our foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial position or results of operations.

Results of Operations
 As of September 30, 2012, we had not commenced active real estate operations. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from July 13, 2011 (date of inception) to September 30, 2012, we had incurred general and administrative expense of $0.2 million, which primarily included costs related to professional fees, board member compensation and directors and officers insurance.
Cash Flows for the Period from July 13, 2011 (date of inception) to September 30, 2012
During the period from July 13, 2011 (date of inception) to September 30, 2012, net cash used in operating activities was $0.2 million, mainly due to a net loss of $0.2 million.
Net cash provided by financing activities of $0.2 million during the period from July 13, 2011 (date of inception) to September 30, 2012 consisted primarily of proceeds from affiliates of $0.7 million, primarily to fund third party offering costs, and net proceeds from the sale of common stock of $0.2 million. These cash inflows were partially offset by $0.7 million of payments related to offering costs.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 150.0 million shares of our common stock, $0.01 par value per share, until the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, at $10.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following our acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
On October 24, 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We purchased our first property and commenced active operations on October 30, 2012. As of October 31, 2012, we had 0.3 million shares of common stock outstanding, including unvested restricted shares from total proceeds of $2.2 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
 The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. We have not entered into any additional purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
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
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

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
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. With the exception of a mortgage note payable received in October 2012, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items and, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from July 13, 2011 (date of inception) to September 30, 2012, as we did not purchase our first property or commence real estate operations until October 30, 2012.

Distributions
On October 5, 2012, the our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00194520548 per day, based on a price of $10.00 per common share. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. As of September 30, 2012, we had not paid any distributions. The distributions will begin to accrue 30 days following our initial property acquisition, which occurred on October 30, 2012.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspended distribution payments at any time and therefore distribution payments are not assured.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2012, we had not acquired any real estate investments or commenced real estate operations. We purchased our first property and commenced active operations on October 30, 2012. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2012, we do not have any long-term debt. We obtained our first mortgage notes payable in October 2012 and anticipate incurring additional long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in foreign operations in Europe and elsewhere internationally. In October 2012, we entered into our first foreign currency hedge contract to limit exposure in a net investment in a foreign operation and may enter into additional foreign currency hedge contracts in the future.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, except for the items described below.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., our president, chief operating officer, treasurer, secretary and director, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2012.
On April 20, 2012 we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2012, we have issued 31,222 shares of our common stock, and received $0.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2012
Selling commissions and dealer manager fees	$—
Other offering costs	2,052
Total offering costs	$2,052
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. No such commissions have been incurred from our Dealer Manager during the nine months ended September 30, 2012.
After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, we have incurred $2.1 million of cumulative offering costs in connection with the issuance and distribution of our registered securities.
As of September 30, 2012, cumulative offering costs included $0.7 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds from the sale of common stock by $1.9 million at September 30, 2012, due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, we do not own any properties.

We did not repurchase any of our securities during the nine months ended September 30, 2012.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.7 *	Agreement for the sale of Unit 1 58/62 Scotch Street Carlisle, dated as of October 5, 2012, by and between Liverpool Victoria Friendly Society Limited and ARC MCCARUK001, LLC
10.8 *	Facility Letter, dated October 30, 2012, by and between ARC MCCARUK001, LLC and Santander UK plc
10.9 *
First Amendment to Advisory Agreement between American Realty Capital Global Trust, Inc., American Realty Capital Global Operating Partnership, L.P. and American Realty Capital Global Advisors, LLC, dated November 7, 2012

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_______________________
*    Filed herewith