Form 10-K/A
period 2012-12-31
American Realty Capital Global Trust, Inc.
filed 2013-04-30
CIK 1526113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K/A

(Amendment No. 1)

_________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-177563

_________________________

American Realty Capital Global Trust, Inc.

(Exact name of registrant as specified in its charter)

_________________________

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

_________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

On April 15, 2013, the registrant had 1,229,435 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

FORM 10-K/A
(Amendment No. 1)

Year Ended December 31, 2012

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

FORM 10-K/A

(AMENDMENT NO. 1)

EXPLANATORY NOTE

American Realty Capital Global Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2013 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Principal Occupation and Positions Held
Nicholas S. Schorsch	52	Chairman and Chief Executive Officer
Edward M. Weil, Jr.	46	President, Chief Operating Officer, Treasurer, Secretary and Director
Andrew Winer	45	Chief Investment Officer
Peter M. Budko	53	Executive Vice President
Brian S. Block	41	Executive Vice President and Chief Financial Officer
Scott J. Bowman	56	Independent Director
Abby M. Wenzel	53	Independent Director
Edward G. Rendell	69	Independent Director

Nicholas S. Schorsch

Nicholas S. Schorsch has been the chairman of the Company’s board of directors (the “Board” or “Board of Directors”) and chief executive officer of the Company since its formation in July 2011 and chief executive officer of the American Realty Capital Global Advisors, LLC (the “Advisor”), and our property manager since their formation in July 2011 and January 2012, respectively. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) until January 2013 when ARCT closed its merger with Realty Income Corporation and, until March 2012, the chief executive officer, of ARCT, the ARCT advisor and the ARCT property manager since their formation in August 2007. Mr. Schorsch has served as chairman and the chief executive officer of American Realty Capital New York Recovery REIT, Inc. (“NYRR”), the NYRR property manager and the NYRR advisor since their formation in October 2009. Mr. Schorsch has served as the chief executive officer of the Phillips Edison-ARC Shopping Center REIT Inc. (“PE-ARC”) advisor since its formation in December 2009. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital — Retail Centers of America, Inc. (“ARC RCA”) and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital Healthcare Trust, Inc. (“ARC HT”), the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Schorsch also has been the chairman and chief executive officer of American Realty Capital Properties, Inc. (“ARCP”) and the ARCP manager since their formation December 2010 and November 2010, respectively. Mr. Schorsch served as chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch has served as the chief executive officer and chairman of the board of directors of American Realty Capital Trust IV, Inc. (“ARCT IV”) since its formation February 2012 and as the chief executive officer of the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Schorsch has served as the chairman of the board of directors of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) since its formation in October 2012. Mr. Schorsch has served as the chairman of the board of directors and chief executive officer of ARC Realty Finance Trust, Inc. (“ARC RFT”) since its formation in November 2012 and as chief executive officer of the ARC RFT advisor since its formation in November 2012. Mr. Schorsch has served as chairman of the board of directors of American Realty Capital Trust V, Inc. (“ARCT V”) and as chief executive officer of ARCT V, the ARCT V advisor and the ARCT V property manager since its inception in January 2013. Nicholas S. Schorsch has served as an interested director and chief executive officer of Business Development Corporation of America (“BDCA”) since its formation in May 2010. Mr. Schorsch has served as executive chairman of the board of directors of RCS Capital Corporation (“RCS Capital”) since February 2013. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of an affiliate, American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a REIT in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that are net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”) and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University. We believe that Mr. Schorsch’s current experience as chairman and chief executive officer, as applicable, of PE-ARC, NYRR, ARC HT, ARC RCA, ARC DNAV, ARC HT II, ARCP, ARCT IV, ARCT V and ARC RFT, his previous experience as chairman and chief executive officer, as applicable, of ARCT and ARCT III and as president, chief executive officer and vice chairman of AFRT and his significant real estate acquisition experience, make him well qualified to serve as our chairman of our board of directors.

Edward M. Weil, Jr.

Edward M. Weil, Jr. has been a director of the Company since May 2012 and an executive officer of the Company, Advisor and our property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Weil served as an executive officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 through March 2012. Mr. Weil has served as an executive officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. He has served as the executive vice president and secretary of the PE-ARC advisor since its formation in December 2009. Mr. Weil has served as an executive officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Weil has served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Weil served as a director of ARCT III beginning in February 2012 and as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Weil has served as an executive officer, and, beginning in March 2012, a director, of ARC DNAV, and has served as an executive officer of the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Weil has served as an executive officer, and, beginning in March 2012, a director, of ARCP since its formation in December 2010 and has served as an executive officer of the ARCP manager since its formation in November 2010. Mr. Weil has served as president, chief operating officer, treasurer and secretary of ARCT IV, the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012 and was appointed director of ARCT IV in January 2013. Mr. Weil has served as a director of ARCT V since its formation in January 2013 and as president, chief operating officer, treasurer and secretary of ARCT V, the ARCT V advisor and the ARCT V property manager since their formation in January 2013. Mr. Weil has served as the president, chief operating officer, treasurer and secretary of ARC HT II, the ARC HT II advisor and the ARC HT II property manager since their formation in October 2012. Mr. Weil served as the president, treasurer and secretary of ARC RFT and the ARC RFT advisor from November 2012 until January 2013. Mr. Weil has served as president, treasurer, secretary and a director of RCS Capital since February 2013. Mr. Weil has served as the executive vice president and secretary of the BDCA advisor since its formation in June 2010. Mr. Weil has been the chief executive officer of Realty Capital Securities, LLC, since December 2010. Mr. Weil was formerly the senior vice president of sales and leasing for AFRT from April 2004 to October 2006, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Under the direction of Mr. Weil, his department was the sole contributor in the increase of occupancy and portfolio revenue through the sales of over 200 properties and the leasing of over 2.2 million square feet, averaging 325,000 square feet of newly executed leases per quarter. After working at AFRT, from October 2006 to May 2007, Mr. Weil was managing director of Milestone Partners Limited and prior to joining AFRT, from 1987 to April 2004, Mr. Weil was president of Plymouth Pump & Systems Co. Mr. Weil attended George Washington University. Mr. Weil holds FINRA Series 7, 24 and 63 licenses. We believe that Mr. Weil’s current experience as an executive officer of NYRR, ARC RCA, ARC DNAV, ARCP, ARCT IV, ARCT IV, ARC HT II and ARCT V, his current experience as a director of ARC DNAV, ARCP, ARCT IV and ARCT V, his previous experience as an executive officer and director of ARCT III and as senior vice president at AFRT and his real estate experience, make him well qualified to serve on our board of directors.

Scott J. Bowman

Scott J. Bowman was appointed as an independent director of the Company in May 2012. Mr. Bowman was also appointed as an independent director of ARCT III in February 2012 and served as an independent director of ARCT III until the close of its merger with ARCP in February 2013. Mr. Bowman has served as an independent director of NYRR since August 2011 and ARCP since February 2013. Mr. Bowman has over 20 years of experience in global brand and retail management in addition to retail store development. Mr. Bowman has served as the Group President of Global Retail and International Development at The Jones Group Inc. (NYSE: JNY) since June 2012. Mr. Bowman founded Scott Bowman Associates in May 2009 and has served as its chief executive officer since such time. Scott Bowman Associates provides global management, business development, retail market and network strategies, licensing, strategic planning and international strategy and operations support to leading retailers and consumer brands. From May 2005 until September 2008, Mr. Bowman served as president of Polo Ralph Lauren International Business Development where he was also a member of the executive committee and capital committee. From June 2007 until September 2008, Mr. Bowman served as chairman of Polo Ralph Lauren Japan. During his time with Polo Ralph Lauren, Mr. Bowman led the effort to transform the company’s business in Asia from a licensed structure to a direct, integrated subsidiary of Polo Ralph Lauren. The transformation included upgraded merchandising, marketing, store development processes, restructuring remaining partnership agreements as well as leading the effort to buy back control of key operating territories in Asia. From 2003 to 2005, Mr. Bowman served as founder and chief executive officer of Scott Bowman Associates International Retail Consultancy. From May 1998 until January 2003, Mr. Bowman served as an executive officer of two subsidiaries of LVMH Moet Hennessy Louis Vuitton. From February 2001 until January 2003, Mr. Bowman served as the chief executive officer of Marc Jacobs Int’l. From May 1998 until January 2001, he was the region president of Duty Free Shoppers. Mr. Bowman has been the chairman of the board of Colin Cowie Enterprises, a multi-platform digital events and lifestyle company, since its formation in March 2011. He was also a member of the boards of directors of Stuart Weitzman from February 2009 until April 2010 and The Health Back, a specialty and e-commerce retailer, from May 2004 until September 2007. Mr. Bowman received his B.A. from the State University of New York at Albany. We believe that Mr. Bowman’s current experience as an independent director of NYRR and ARCP, his prior experience as an indepedent director of ARCT III and his extensive experience in global brand and retail management and retail store development make him well qualified to serve as a member of the Board.

Abby M. Wenzel

Abby M. Wenzel was appointed as an independent director of the Company in March 2012. Ms. Wenzel has also served as an independent director of ARCT IV since May 2012. Ms. Wenzel has been a member of the law firm of Cozen O’Connor, resident in the New York office since April 2009, as a member in the Business Law Department. Ms. Wenzel practices in the Real Estate Group and the capital markets practice area, focusing on capital markets, finance and sale leaseback transactions. She has represented commercial banks, investment banks, insurance companies, and other financial institutions, as well as the equity, in connection with permanent, bridge, and construction loans, as well as senior preferred equity investments, interim financings and mezzanine financings. She has also represented lenders in connection with complex multiproperty/multistate corporate sale. Prior to joining Cozen O’Connor, Ms. Wenzel was a partner with Wolf Block LLP, managing partner of its New York office and chair of its structured finance practice from October 1999 until April 2009. Ms. Wenzel currently serves as a trustee on the board of Community Service Society, a 160-year-old institution with a primary focus on identifying and supporting public policy innovations to support the working poor in New York City to realize social, economic, and political opportunities. Ms. Wenzel received her law degree from New York University School of Law and her undergraduate degree from Emory University. We believe that Ms. Wenzel’s current experience as an independent director of ARCT IV and her experience representing commercial banks, investment banks, insurance companies, and other financial institutions, as well as lenders in connection with complex multiproperty/multistate corporate sales make her well qualified to serve on our board of directors.

Edward G. Rendell

Edward G. Rendell was appointed as an independent director of the Company in May 2012. Governor Rendell also has served as an independent director of ARCT III from March 2012 until the close of its merger with ARCP in February 2013 and as an independent director of ARC RCA since October 2012. Governor Rendell served as an independent director of ARCP from July 2011 until October 2012. Governor Rendell was reappointed as an independent director of ARCP in February 2013. Mr. Rendell has served as an independent director of BDCA since its formation in January 2011. Governor Rendell also served as an independent director of ARC HT from January 2011 until March 2012. Governor Rendell served as the 45th Governor of the Commonwealth of Pennsylvania from January 2003 through January 2011. As the Governor of the Commonwealth of Pennsylvania, he served as the chief executive of the nation’s 6th most populous state and oversaw a budget of $28.3 billion. He also served as the Mayor of Philadelphia from January 1992 through January 2000. As the Mayor of Philadelphia, he eliminated a $250 million deficit, balanced the city’s budget and generated five consecutive budget surpluses. He was also the General Chairperson of the National Democratic Committee from November 1999 through February 2001. Governor Rendell served as the District Attorney of Philadelphia from January 1978 through January 1986. In 1986 he was a candidate for governor of the Commonwealth of Pennsylvania. In 1987, he was a candidate for the mayor of Philadelphia. From 1988 through 1991, Governor Rendell was an attorney at the law firm of Mesirov, Gelman and Jaffe. From 2000 through 2002, Governor Rendell was an attorney at the law firm of Ballard Sphar. Governor Rendell worked on several real estate transactions as an attorney in private practice. An Army veteran, Governor Rendell holds a B.A. from the University of Pennsylvania and a J.D. from Villanova Law School. We believe that Governor Rendell’s current experience as an independent director of ARC RCA, ARCP and BDCA, his prior experience as an independent director of ARCT III and ARC HT and his over thirty years of legal, political and management experience gained from serving in his capacities as the Governor of Pennsylvania and as the Mayor and District Attorney of Philadelphia, including his experience in overseeing the acquisition and management of Pennsylvania’s real estate development transactions, including various state hospitals make him well qualified to serve as a member of our Board of Directors.

Andrew Winer

Andrew Winer has served as chief investment officer of the Company, the Advisor and our property manager since May 2012. Mr. Winer has also served as the chief investment officer of ARC RFT and the ARC RFT advisor since its formation in November 2012. Mr. Winer joined American Realty Capital in January 2012 and advises all American Realty Capital’s investment programs in connection with debt capital markets. He is involved in arranging corporate lines of credit and designing loan facilities. From April 2000 to January 2012, Mr. Winer worked at Credit Suisse, specifically in fixed income sales from 2000 – 2004, and he headed the CRE CDO Group and warehouse lending team from 2004 to 2008. His additional responsibilities at Credit Suisse included CMBS syndication and distribution, loan pricing and hedging, and real estate asset management. From January 1999 to December 1999, Mr. Winer worked at Global Asset Capital, an intellectual property securitization firm. From August 1993 to November 1998, Mr. Winer was employed at DLJ where he focused on bond structuring, loan origination, securitization deal management, CMBS trading, loan pricing and hedging and new business. Mr. Winer started his career in Arthur Andersen’s Structured Products Group from August 1991 to August 1993. During his time at DLJ he was awarded, “VP of the year” in 1995 and at Credit Suisse he was awarded “Top 50” in 2010. Mr. Winer received both a bachelors degree in business administration and a masters in accounting from the University of Michigan.

Peter M. Budko

Peter M. Budko has served as an executive officer of the Company, the Advisor and our property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Budko served as executive vice president and chief investment officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in 2007 through March 2012. Mr. Budko has also served as executive vice president and chief operating officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. Mr. Budko has served as executive vice president and chief investment officer of the PE-ARC advisor since its formation in December 2009. Mr. Budko has served as executive vice president and chief investment officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Budko has served as executive vice president and chief investment officer of ARC HT, the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Budko served as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Budko has served as an executive officer of BDCA and the BDCA advisor since their formation in May 2010 and June 2010, respectively. Mr. Budko has served as executive vice president and chief investment officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Budko also has been executive vice president and chief investment officer of ARCP and the ARCP manager since their formation in December 2010 and November 2010, respectively. Mr. Budko has served as the executive vice president and chief investment officer of ARCT IV since its formation in February 2012 and the executive vice president and chief investment officer of the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Budko has served as the executive vice president of ARC HT II, the ARC HT II advisor and the ARC HT II property manager since their formation in October 2012. Mr. Budko has served as the executive vice president of ARC RFT and the ARC RFT advisor since their formation in November 2012 and as president of ARC RFT and the ARC RFT advisor since January 2013. Mr. Budko was appointed as a director of ARC RFT in January 2013. Mr. Budko has served as chief investment officer and a director of RCS Capital since February 2013. From January 2007 to July 2007, Mr. Budko was chief operating officer of an affiliated American Realty Capital real estate investment firm. Mr. Budko founded and formerly served as managing director and group head of the Structured Asset Finance Group, a division of Wachovia Capital Markets, LLC from 1997 – 2006. The Structured Asset Finance Group structures and invests in real estate that is net leased to corporate tenants. While at Wachovia, Mr. Budko acquired over $5 billion of net leased real estate assets. From 1987 – 1997, Mr. Budko worked in the Corporate Real Estate Finance Group at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the group in 1990. Mr. Budko received a B.A. in physics from the University of North Carolina.

Brian S. Block

Brian S. Block has served as executive vice president and chief financial officer of the Company, the Advisor and the our property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Block has served as executive vice president and chief financial officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in 2007 through March 2012. Mr. Block had served as executive vice president and chief financial officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. Mr. Block has served as executive vice president and chief financial officer of the PE-ARC advisor since its formation in December 2009. Mr. Block has served as executive vice president and chief financial officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Block has served as executive vice president and chief financial officer ARC HT, the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Block served as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Block served as chief financial officer and treasurer of BDCA from its formation in May 2010 until February 2013, and has served as chief financial officer of the BDCA advisor from its formation in June 2010 until February 2013. Mr. Block has served as chief financial officer of ARC DNAV since its formation in September 2010. Mr. Block has served as executive vice president and chief financial officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Block also has been executive vice president and chief financial officer of ARCP and the ARCP manager since their formation December 2010 and November 2010, respectively. Mr. Block has been the executive vice president and chief financial officer of ARCT IV since its formation in February 2012 and executive vice president and chief financial officer of the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Block served as the executive vice president and chief financial officer of ARC RFT and the ARC RFT advisor from November 2012 until January 2013. Mr. Block has served as a chief financial officer and executive vice president of ARCT V, the ARCT V advisor and the ARCT V property manager since their formation in January 2013. Mr. Block has served as chief financial officer, assistant secretary and a director of RCS Capital since February 2013. Mr. Block is responsible for the accounting, finance and reporting functions at the American Realty Capital group of companies. He has extensive experience in SEC reporting requirements, as well as REIT tax compliance matters. Mr. Block has been instrumental in developing the American Realty Capital group of companies’ infrastructure and positioning the organization for growth. Mr. Block began his career in public accounting at Ernst & Young and Arthur Andersen from 1994 to 2000. Subsequently, Mr. Block was the chief financial officer of a venture capital-backed technology company for several years prior to joining AFRT in 2002. While at AFRT, Mr. Block served as senior vice president and chief accounting officer and oversaw the financial, administrative and reporting functions of the organization. Mr. Block discontinued working for AFRT in August 2007. He is a certified public accountant and is a member of the AICPA and PICPA. Mr. Block serves on the REIT Committee of the Investment Program Association. Mr. Block received a B.S. from Albright College and an M.B.A. from La Salle University.

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2012, our Common Stock was not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Our directors, executive officers and the holders of more than 10% of our Common Stock are not subject to Section 16(a) of the Exchange Act, and they were not required to file reports under Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2012. We will be subject to Section 16(a) of the Exchange Act once we have filed our Form 8-A with the SEC.

Code of Ethics

The Board of Directors reaffirmed its adoption of the Code of Ethics effective as of March 4, 2013 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website at http://www.arcglobaltrust.com by clicking on “Code of Ethics.” You may also obtain a copy of the Code of Ethics by writing to our secretary at: American Realty Capital Global Trust, Inc., 405 Park Avenue, 15th Floor, New York, New York 10022, Attention: Edward M. Weil, Jr. A waiver of the Code of Ethics for our chief executive officer may be made only by the Board of Directors or the appropriate committee of the Board of Directors and will be promptly disclosed to the extent required by law. A waiver of the Code of Ethics for all other employees may be made only by our chief executive officer, chief operating officer or our general counsel, if we ever have one, and shall be discussed with the Board of Directors or a committee of the Board of Directors as appropriate.

Audit Committee

The Board of Directors established an audit committee in January 2012. The charter of audit committee is available to any stockholder who requests it c/o American Realty Capital Global Trust, Inc., 405 Park Avenue, 15th Floor, New York, NY 10022. The audit committee charter is also available on the Company’s website at http://www.arcglobaltrust.com by clicking on “Investor Relations — Corporate Governance — Audit Committee Charter”. Our audit committee consists of Scott J. Bowman, Abby M. Wenzel and Edward G. Rendell, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s Charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules. The Board has determined that Scott J. Bowman is qualified as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

The audit committee, in performing its duties, monitors:

•	our financial reporting process;

•	the integrity of our financial statements;

•	compliance with legal and regulatory requirements;

•	the independence and qualifications of our independent and internal auditors, as applicable; and

•	the performance of our independent and internal auditors, as applicable.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

We currently have no employees. Our Advisor performs our day-to-day management functions and has contracted with Moor Park Capital Partners LLP (the “Service Provider”) to have the Service Provider perform certain advisory and property management functions solely with respect to the European properties which we intend to acquire or have acquired. Our executive officers, Messrs. Nicholas S. Schorsch, Edward M. Weil, Jr., Andrew Winer, Peter M. Budko and Brian S. Block, are all employees of the Advisor and do not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. See “Certain Relationships and Related Transactions” below for a discussion of fees and expenses payable to the Advisor and its affiliates.

Compensation of Directors

The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2012:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Nicholas S. Schorsch(1)	$—	$—	$—	$—	$—	$—	$—
Edward M. Weil, Jr.(1)	—	—	—	—	—	—
Scott J. Bowman(2)	39,250	27,000	—	—	—	—	66,250
Abby M. Wenzel(3)	40,750	27,000	—	—	—	—	67,750
Edward G. Rendell(4)	38,750	27,000	—	—	—	—	65,750

______________

(1)	Mr. Schorsch, the chief executive officer and chairman of the Board of the Company, and Mr. Weil, the president, chief operating officer, treasurer, secretary and director, received no additional compensation for serving as a director.

(2)	Mr. Bowman earned fees in the amount of $40,750 for services as a director during the fiscal year ended December 31, 2012 of which $39,250 was paid as of December 31, 2012.

(3)	Ms. Wenzel earned fees in the amount of $42,250 for services as a director during the fiscal year ended December 31, 2012 of which $40,750 was paid as of December 31, 2012.

(4)	Mr. Rendell earned fees in the amount of $40,250 for services as a director during the fiscal year ended December 31, 2012 of which $38,750 was paid as of December 31, 2012.

We pay to each of our independent directors the fees described in the table below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director also is our employee or an employee of our Advisor or any of their affiliates, we do not pay compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash ($)	Restricted Shares
Independent Directors(2)	$30,000 for each independent director annually; $2,000 for each meeting personally attended by the directors and $1,500 for each meeting attended via telephone; $750 per transaction reviewed and voted upon via electronic board meeting up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting.(1)

	We also will pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company, in the following amounts:	Pursuant to our restricted share plan adopted in April 2012, each independent director will receive an automatic grant of 3,000 restricted shares on the date of each annual stockholders’ meeting. Each independent director is also granted 3,000 restricted shares of common stock on the date of initial election to the board. The restricted shares vest over a five year period following the grant date in increments of 20% per annum.

• $2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours, or

•   $5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.

In either of the above cases, we will reimburse, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attendance at such external seminar, conference, panel, forum or other industry-related event. An independent director cannot be paid or reimbursed for attendance at a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.

______________

(1)	If there is a Board meeting and one or more committee meetings in one day, the director’s fees shall not exceed $2,500 ($3,000 for the chairperson of the audit committee if there is a meeting of such committee).

(2)	An independent director who is also an audit committee chairperson will receive an additional $500 for personal attendance of all audit committee meetings.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share-Based Compensation

Restricted Share Plan

In April 2012, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our Board of Directors or the stockholders, on the date of the initial election to the Board and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares of common stock to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP will not exceed 5.0% of our outstanding shares, and in any event will not exceed 7.5 million shares (as such number may be adjusted to stock splits, stock dividends, combinations of similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were 9,000 unvested shares outstanding under the RSP at December 31, 2012.

Stock Option Plan

We have adopted a stock option plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our advisor, property manager and affiliates, as well as personnel of our advisor, property manager and affiliates, and any joint venture affiliates of ours. Our stock option plan will be administered by the Board of Directors. The Board of Directors will have the full authority: (1) to administer and interpret the stock option plan, (2) to authorize the granting of awards, (3) to determine the eligibility of directors, officers, advisors, consultants and other personnel, including our Advisor, property manager and affiliates, as well as personnel of our Advisor, property manager and affiliates, and any joint venture affiliates of ours, to receive an award, (4) to determine the number of shares of common stock to be covered by each award, (5) to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the stock option plan), (6) to prescribe the form of instruments evidencing such awards, and (7) to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the stock option plan or the administration or interpretation thereof; however, the Board of Directors may not take any action under our stock option plan that would result in a repricing of any stock option without having first obtained the affirmative vote of our stockholders. In connection with this authority, the Board of Directors may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The total number of shares that may be made subject to awards under our stock option plan initially will be 500,000 (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). We may not issue options or warrants to purchase shares to our Advisor, our directors or any of their affiliates except on the same terms as such options or warrants, if any, are sold to the general public. Further, the amount of the options or warrants issued to our Advisor, our directors or any of their affiliates cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options. See the section entitled “Investment Strategy, Objectives and Policies —  Investment Limitations” in our prospectus for a description of limitations imposed by our charter on our ability to issue stock options and warrants under our stock option plan.

If any vested awards under the stock option plan are paid or otherwise settled without the issuance of common stock, or any shares of common stock are surrendered to or withheld by us as payment of all or part of the exercise price of an award and/or withholding taxes in respect of an award, the shares that were subject to such award will not be available for re-issuance under the stock option plan. If any awards under the stock option plan are cancelled, forfeited or otherwise terminated without the issuance of shares of common stock (except as described in the immediately preceding sentence), the shares that were subject to such award will be available for re-issuance under the stock option plan. Shares issued under the stock option plan may be authorized but unissued shares or shares that have been reacquired by us. If the board of directors determines that any dividend or other distribution (whether in the form of cash, common stock or other property), recapitalization, stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the stock option plan, then the board of directors will make equitable changes or adjustments to any or all of: (i) the number and kind of shares of stock or other property (including cash) that may thereafter be issued in connection with awards; (ii) the number and kind of shares of stock or other property (including cash) issued or issuable in respect of outstanding awards; (iii) the exercise price, base price or purchase price relating to any award; and (iv) the performance goals, if any, applicable to outstanding awards. In addition, the board of directors may determine that any such equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to shares of stock). Awards under the stock option plan are intended to either be exempt from, or comply with, the Internal Revenue Code of 1986, as amended (the “Code”) Section 409A.

Unless otherwise determined by the board of directors and set forth in an individual award agreement, upon termination of an award recipient’s services to us, any then unvested awards will be cancelled and forfeited without consideration. Upon a change in control of us (as defined under the stock option plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved, provided, that with respect to an award that is subject to Code Section 409A and requires payment on a change in control, a change in control of us must constitute a “change of control” within the meaning of Code Section 409A.

Compensation Committee Report

The Company does not have a standing compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this annual report.

Nicholas S. Schorsch
Edward M. Weil, Jr.
Scott J. Bowman
Abby M. Wenzel
Edward G. Rendell

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee and we do not separately compensate our executive officers. Executive compensation is determined by the Board in its entirety. During the fiscal year ended December 31, 2012, Mr. Schorsch, our chairman of the Board and chief executive officer of the Company served as an executive officer and/or director of ARCT, NYRR, ARC RCA, ARC DNAV, ARCT III, ARC HT, ARCT IV, BDCA, ARC RFT and the Company. Since Mr. Schorsch is an officer of our Advisor and/or its affiliates, they did not receive any separate compensation from us for service as our executive officers and directors, and also did not receive any separate compensation from the entities listed herein for their service as executive officers and/or directors of those entities.

Stock Ownership By Directors, Officers and Certain Stockholders

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2013, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

Name of Beneficial Owner(1)	Number of Shares		Percentage
American Realty Capital Global Trust Special Limited Partnership, LLC(2)	22,222		1.8%*
AR Capital, LLC(3)	111,111		9.0%
Nicholas S. Schorsch	—		—
Edward M Weil, Jr.	—		—
Andrew Winer	—		—
Peter M. Budko	—		—
Brian S. Block	—		—
Scott J. Bowman	3,000	(4)	*
Abby M. Wenzel	3,000	(5)	*
Edward G. Rendell	3,000	(6)	*
All directors and executive officers as a group (7 persons)	142,333	(7)	11.6%*

_______________

*	Less than 1%

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)	American Realty Capital Global Trust Special Limited Partnership, LLC is 100% owned by AR Capital, LLC (the “Sponsor), which is directly or indirectly owned by Nicholas S. Schorsch, William M. Kahane, Peter M. Budko, Brian S. Block and Edward M. Weil, Jr. and controlled by Nicholas S. Schorsch and William M. Kahane.

(3)	AR Capital, LLC is directly or indirectly owned by Nicholas S. Schorsch, William M. Kahane, Peter M. Budko, Brian S. Block, and Edward M. Weil, Jr. and controlled by Nicholas S. Schorsch and William M. Kahane.

(4)	Includes 3,000 restricted shares held by Mr. Bowman which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(5)	Includes 3,000 restricted shares held by Ms. Wenzel which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(6)	Includes 3,000 restricted shares held by Mr. Rendell which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(7)	Includes 22,222 shares held by American Realty Capital Global Trust Special Limited Partnership, LLC and 111,111 shares held by AR Capital, LLC. See footnote 2 and 3.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Advisor

We will pay our Advisor or its assignees a monthly fee equal to one-twelfth of 0.75% of the cost of our assets (cost will include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but will exclude acquisition fees). Once we begin to calculate NAV, the asset management fee will be based on the lower of 0.75% of the costs of our assets (as calculated above) and 0.75% of the quarterly NAV. Such fee to the Advisor will be payable, at the discretion of our board of directors, in cash, common stock, restricted stock grants or any combination thereof. Solely with respect to our investment activities in Europe, our Service Provider will be paid 50% of the asset management fees in respect of such properties, and our advisor will receive the remaining 50%, as set forth in the service provider. Fees paid to the Service Provider will be deducted from fees payable to our Advisor. All or a portion of the asset management fee may be waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason. For purposes of this determination, “FFO” means funds from operations, consistent with NAREIT’s definition of FFO, and FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; and (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO.

Subject to the entry into definitive agreements, effective January 1, 2013, the following will be eliminated: (i) the reduction of the asset management fee to the extent, if any, that our FFO, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period and (ii) the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor. Instead, we expect to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of our operating partnership designated as “Class B units” equal to: (i) 0.1875% of the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875%, once we begin calculating NAV); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter (or NAV per share, once we begin calculating NAV), which Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the operating partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the “performance condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company’s independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the economic hurdle has been met. When and if approved by the Board of Directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the operating partnership agreement. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company’s common stock.

We also agreed to pay to the Advisor an acquisition fee equal to 1.0% of the contract purchase price of each property acquired (including our pro rata share of debt attributable to such property) and 1.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment), along with reimbursement of acquisition expenses; provided, however, that in no event shall the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable in respect of a particular investment or any reinvestment exceed 4.5% of the contract purchase price of each property (including our pro rata share of debt attributable to such property) or 4.5% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment). We will also reimburse the Advisor up to 1.5% of gross offering proceeds for organization and offering expenses, which may include reimbursements to our Advisor for other organization and offering that it incurs for due diligence fees included in detailed and itemized invoices. We also will pay to the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under any debt financing or assumed debt that we obtain and use for the acquisition of properties and other investments.

Total acquisition fees and finance coordination fees incurred for the year ended December 31, 2012 were approximately $50,000. For the year ended December 31, 2012, we incurred from our Advisor $0.9 million of offering costs and reimbursements. Asset management fees of approximately $3,000 were incurred for the year ended December 31, 2012; however, the Advisor elected to waive (not defer) such asset management fees.

Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, is the chief executive officer of the Advisor. Edward M. Weil, Jr., our president, chief operating officer, treasurer and secretary is the president, chief operating officer and secretary of the Advisor. Andrew Winer, our chief investment officer, is the chief investment officer of the Advisor. Peter M. Budko, our executive vice president, is the executive vice president of the Advisor. Brian S. Block, our executive vice president and chief financial officer, is the executive vice president and chief financial officer of the Advisor

For the ownership interests of the Company’s current and former officers and directors in the parent company of the Advisor, see “— Dealer Manager” below.

Property Manager

We entered into a property management agreement with American Realty Capital Global Properties, LLC (the “Property Manager”). We will pay our Property Manager certain fees, distributions and expense reimbursements pursuant to the Property Management and Leasing Agreement, including an oversight fee equal to 1.0% of the gross revenues of the property managed, for services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of our property manager. Solely with respect to our investment activities in Europe, our Service Provider or other entity providing property management services with respect to such investments is paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The property manager receives 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a 50% split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement. Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, is the chief executive officer of our Property Manager. Edward M. Weil, Jr., our president, chief operating officer, treasurer and secretary is the president, chief operating officer, treasurer and secretary of our Property. Andrew Winer, our chief investment officer, is the chief investment officer of the Property Manager Peter M. Budko, our executive vice president, is the executive vice president of our Property Manager. Brian S. Block, our executive vice president and chief financial officer, is the executive vice president and chief financial officer of our Property Manager. For the ownership interests of the Company’s current and former officers and directors in the parent company of the Property Manager, see “— Dealer Manager” below.

Dealer Manager

We have entered into a dealer manager agreement with Realty Capital Securities, LLC (our “Dealer Manager”). We paid to our Dealer Manager 7% of the gross offering proceeds from our ongoing initial public offering, except that no selling commissions were paid on shares sold under our distribution reinvestment plan. Our Dealer Manager reallowed all of the selling commission to participating broker-dealers. Alternatively, a participating broker-dealer was permitted to elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of gross proceeds of our primary offering. Our Dealer Manager was required to repay to the Company any excess amounts received over FINRA’s 10% cap if the offering was abruptly terminated before reaching the maximum amount of offering proceeds, which did not occur. Additionally, we paid to our Dealer Manager a dealer manager fee equal to 3% of the gross offering proceeds of our primary offering; we did not pay a dealer manager fee with respect to sales under our distribution reinvestment plan. Our Dealer Manager was permitted to reallow all or part of the dealer manager fee to participating broker-dealers. During the fiscal year ended December 31, 2012, the Company incurred $3,000 to our Dealer Manager for commissions and dealer manager fees, of which approximately 2,000 was paid directly to participating broker-dealers per our Dealer Manager’s instruction, none of which was reallowed to participating broker dealers.

Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, indirectly owns a majority of the ownership and voting interests of our Dealer Manager. Edward M. Weil, Jr., our president, chief operating officer, treasurer and secretary, has been the chief executive officer of our Dealer Manager since December 2010.

The parent company of our Dealer Manager is under common ownership with AR Capital, LLC (“ARC”). ARC also directly or indirectly wholly owns our Advisor and our Property Manager. ARC is owned by current and former officers and/or directors of the Company as follows: Nicholas S. Schorsch, our chairman and chief executive officer, owns a controlling interest in ARC, and each of Peter M. Budko, an executive vice president, Brian S. Block, our chief financial officer and Edward M. Weil, Jr., our president, chief operating officer, treasurer and secretary, are equity holders of ARC.

Affiliated Transactions Best Practices Policy

In March 2011, our Dealer Manager, an entity directly or indirectly under common control with the Sponsor that was retained by the Company to act as dealer manager in connection with the Company’s initial public offering, adopted best practices guidelines related to affiliated transactions applicable to all the issuers whose securities are traded on its platform (which includes the Company) that requires that each such issuer adopt guidelines that, except under limited circumstances, (i) restrict such issuer from entering into co-investment or other business transactions with another investment program sponsored by the American Realty Capital group of companies and (ii) restrict sponsors of investment programs from entering into co-investment or other business transactions with their sponsored issuers.

Accordingly, on April 20, 2012, all of the members of the Board voted to approve the Company’s affiliated transactions best practices policy incorporating the Dealer Manager’s best practices guidelines, pursuant to which we may not enter into any co-investments or any other business transaction with, or provide funding or make loans to, directly or indirectly, any investment program or other entity sponsored by the American Realty Capital group of companies or otherwise controlled or sponsored, or in which ownership (other than certain minority interests) is held, directly or indirectly, by Nicholas Schorsch and/or William Kahane, that is a non-traded REIT or private investment vehicle in which ownership interests are offered through securities broker-dealers in a public or private offering, except that we may enter into a joint investment with a Delaware statutory trust (a “DST”) or a group of unaffiliated tenant in common owners (“TICs”) in connection with a private retail securities offering by a DST or to TICs, provided that such investments are in the form of pari passu equity investments, are fully and promptly disclosed to the stockholders of the Company and will be fully documented among the parties with all the rights, duties and obligations assumed by the parties as are normally attendant to such an equity investment, and that the Company retains a controlling interest in the underlying investment, the transaction is approved by the independent directors of the Board after due and documented deliberation, including deliberation of any conflicts of interest, and such co-investment is deemed fair, both financially and otherwise. In the case of such co-investment, the Advisor will be permitted to charge fees at no more than the rate corresponding to the Company’s percentage co-investment and in line with the fees ordinarily attendant to such transaction. At any one time, our investment in such co-investments will not exceed 10% of the value of our portfolio.

Certain Conflict Resolution Procedures

Every transaction that we enter into with the Advisor or its affiliates will be subject to an inherent conflict of interest. Our Board may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and the Advisor or any of its affiliates.

In order to reduce or eliminate certain potential conflicts of interest, the Company’s Charter contains a number of restrictions relating to (1) transactions we enter into with our Sponsor, our directors, our officers, our Advisor and any of its affiliates, an certain of our stockholders, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties in which our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is fair and reasonable to us.

•	We will not make any loans to our Sponsor, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders, except that we may make or invest in mortgage, bridge or mezzanine loans involving our Sponsor, our Advisor, our directors, our officers, their respective affiliates or certain of our stockholders if an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse our Advisor at the end of any fiscal quarter in which the total operating expenses (as defined by the NASAA Statement of Policy Regarding Real Estate Investment Trusts) incurred by our Advisor during the previous four consecutive fiscal quarters exceeded the greater of (i) 2% of our average invested assets for such period, and (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period, or the maximum amounts. Any amount in excess of such maximum amount reimbursed our Advisor during a fiscal quarter shall be repaid to us or, at our option, subtracted from the amounts reimbursed to our Advisor during the subsequent fiscal quarter.

•	If an investment opportunity becomes available that is suitable, under all of the factors considered by our Advisor, for both us and one or more other entities affiliated with our Advisor, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our Board, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our Advisor, subject to approval by our Board, shall examine, among others, the following factors:

º	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

º	the effect of the acquisition both on diversification of each program’s investments by type of property, geographic area and tenant concentration;

º	the policy of each program relating to leverage of properties;

º	the income tax effects of the purchase to each program;

º	the size of the investment; and

º	the amount of funds available to each program and the length of time such funds have been available for investment.

•	If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our Board has a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

•	We will not accept goods or services from our Advisor or its affiliates or enter into any other transaction with our Advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In March 2011, Realty Capital Securities, LLC (our “Dealer Manager”), an entity directly or indirectly under common control with the Sponsor that was retained by the Company to act as dealer manager in connection with the Company’s initial public offering, adopted best practices guidelines related to affiliated transactions applicable to all the issuers whose securities are traded on its platform (which includes the Company) that requires that each such issuer adopt guidelines that, except under limited circumstances, (i) restrict such issuer from entering into co-investment or other business transactions with another investment program sponsored by the American Realty Capital group of companies and (ii) restrict sponsors of investment programs from entering into co-investment or other business transactions with their sponsored issuers. Accordingly, on April 20, 2012, all of the members of the Board voted to approve the Company’s affiliated transaction best practices policy incorporating the Dealer Manager’s best practices guidelines. Please read “Certain Relationships and Related Transactions — Affiliated Transactions Best Practices Policy.”

Director Independence

Under our organizational documents, we must have at least three but not more than ten directors. The Charter currently fixes the number of directors at five. A majority of these directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director. An “independent director” is defined under the Charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with our Sponsor or Advisor. A director is deemed to be associated with our Sponsor or Advisor if he or she: (a) owns an interest in our Sponsor, Advisor or any of their affiliates; (b) is employed by our Sponsor, Advisor or any of their affiliates; (c) is an officer or director of the Sponsor, Advisor or any of their affiliates; (d) performs services, other than as a director, for us; (e) is a director for more than three REITs organized by our Sponsor or advised by our Advisor; or (f) has any material business or professional relationship with our Sponsor, Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from our Sponsor and our Advisor and affiliates exceeds 5% of the director’s (i) annual gross income, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with our Sponsor, Advisor, any of their affiliates or us.

The Board of Directors has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the listing standards of the NASDAQ Stock Market (“NASDAQ”) even though our shares are not listed on NASDAQ. Based upon information solicited from each nominee, the Board of Directors has affirmatively determined that Scott J. Bowman, Abby M. Wenzel and Edward G. Rendell have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of NASDAQ’s director independence standards and audit committee independence standards, as currently in effect. Our Board of Directors has determined that each of the three independent directors satisfy the listing standards for independence of NASDAQ. There are no familial relationship between any of our directors and executive officers.

ITEM 14. Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) audited our financial statements for the fiscal year ended December 31, 2012. Grant Thornton reports directly to our audit committee. The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by Grant Thornton.

Audit Fees

Audit fees billed were $56,895 and $36,920 for the fiscal years ended December 31, 2012 and December 31, 2011, respectively. The fees were for professional services rendered for audits of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly reports on Form 10-Q and consents on the Company’s amendments to Form S-11.

Audit Related Fees

There were no other audit related fees billed for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees

There were no tax fees billed for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed for the fiscal years ended December 31, 2012 or December 31, 2011.

The aggregate fees billed by the independent auditor for the fiscal years ended December 31, 2012 and December 31, 2011 were $56,895 and $36,920, respectively.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by Grant Thornton were pre-approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1:

(b) Exhibits

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

