Form 10-Q
period 2013-03-31
American Realty Capital Global Trust, Inc.
filed 2013-05-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2013, the registrant had 1,921,014 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$488	$519
Buildings, fixtures and improvements	1,138	1,210
Acquired intangible lease assets	805	856
Total real estate investments, at cost	2,431	2,585
Less accumulated depreciation and amortization	(70)	(30)
Total real estate investments, net	2,361	2,555
Cash	6,359	262
Derivative, at fair value	73	—
Receivable for sale of common stock	396	—
Prepaid expenses and other assets	28	76
Deferred costs, net	32	40
Total assets	$9,249	$2,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage note payable	$1,155	$1,228
Derivatives, at fair value	22	53
Accounts payable and accrued expenses	2,465	2,433
Deferred rent and other liabilities	49	—
Distributions payable	46	15
Total liabilities	3,737	3,729
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,028,161 and 256,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10	3
Additional paid-in capital	6,048	(311)
Accumulated other comprehensive loss	(19)	(43)
Accumulated deficit	(527)	(445)
Total stockholders' equity (deficit)	5,512	(796)
Total liabilities and stockholders' equity (deficit)	$9,249	$2,933

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental income	$42	$—
Operating expense reimbursement	3	—
Total revenues	45	—

Expenses:
Property operating	—	—
Operating fees to affiliate	—	—
General and administrative	4	1
Depreciation and amortization	30	—
Total expenses	34	1
Operating income (loss)	11	(1)
Interest expense	(13)	—
Net loss	$(2)	$(1)

Other comprehensive income (loss):
Cumulative translation adjustment	(80)	—
Designated derivatives, fair value adjustments	104	—
Comprehensive income (loss)	$22	$(1)

Basic and diluted weighted average shares outstanding	439,097	22,222
Basic and diluted net loss per share	$—	NM
________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2013
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2012	256,500	$3	$(311)	$(43)	$(445)	$(796)
Issuance of common stock	771,324	7	7,628	—	—	7,635
Common stock offering costs, commissions and dealer manager fees	—	—	(1,276)	—	—	(1,276)
Common stock issued through distribution reinvestment plan	337	—	3	—	—	3
Share-based compensation	—	—	4	—	—	4
Distributions declared	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	(2)	(2)
Cumulative translation adjustment	—	—	—	(80)	—	(80)
Designated derivatives, fair value adjustment	—	—	—	104	—	104
Balance, March 31, 2013	1,028,161	$10	$6,048	$(19)	$(527)	$5,512

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2)	$(1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17	—
Amortization of intangibles	13	—
Amortization of deferred financing costs	2	—
Amortization of above market lease	12	—
Share-based compensation	4	—
Changes in assets and liabilities:
Prepaid expenses and other assets	48	—
Accounts payable and accrued expenses	63	(16)
Deferred rent	49	—
Net cash provided by (used in) operating activities	206	(17)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,239	—
Payments of offering costs	(1,144)	(117)
Distributions paid	(46)	—
Due to affiliates, net	(157)	134
Net cash provided by financing activities	5,892	17
Net change in cash	6,098	—
Effect of exchange rate changes on cash	(1)	—
Cash, beginning of period	262	—
Cash, end of period	$6,359	$—

Supplemental Disclosures
Cash paid for interest	$12	$—

Non-Cash Financing Activities
Common stock issued through distribution reinvestment plan	$3	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2013, the Company had 1.0 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $9.9 million. As of March 31, 2013, the aggregate value of all the common stock outstanding was $10.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company's primary geographic target will be the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, the Company owned one property consisting of 9,094 rentable square feet, which was 100.0% leased, with a remaining lease term of 11.0 years.
Substantially all of the Company's business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor") contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no employees. American Realty Capital Global Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will compensation and fees for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), an affiliate of a principal shareholder. Pursuant to the service provider agreements, the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to properties in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and Property Manager will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2013. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2013 other than the updates described below.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Note 3 — Real Estate Investments
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company owned one property as of March 31, 2013, located in Carlisle, United Kingdom. This property was acquired in October 2012 for a base purchase price of $2.6 million, based on the exchange rate at the time of purchase. There were no assets acquired during the three months ended March 31, 2013.
The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 — December 31, 2013	$160
2014	213
2015	213
2016	213
2017	213
Thereafter	1,325
$2,337
The following table lists the tenant whose annualized rental income on a straight-line basis represented all of the Company's annualized rental income on a straight-line basis as of March 31, 2013. The Company did not own any properties at March 31, 2012:

March 31,
Tenant	2013
McDonald's Property Company Limited	100.0%
The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues.
Note 4 — Mortgage Note Payable
The Company's mortgage note payable as of March 31, 2013 and December 31, 2012 consists of the following:

	Encumbered Properties	Outstanding Loan Amount		Effective Interest Rate		Interest Rate
Portfolio		March 31, 2013	December 31, 2012				Maturity
		(In thousands)	(In thousands)
McDonald's	1	$1,155	$1,228	4.1%	(1)	Fixed	Oct. 2017
____________________
(1) Fixed as a result of entering into a swap agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2013:

(In thousands)	Future Principal Payments
April 1, 2013 — December 31, 2013	$—
2014	—
2015	—
2016	—
2017	1,155
Thereafter	—
$1,155
The Company's sources of debt financing generally include financial covenants as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2013, the Company was in compliance with debt-related covenants under the loan agreement.
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
Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2013
Foreign currency swap	$—	$73	$—	$73
Interest rate swap	$—	$(22)	$—	$(22)
December 31, 2012
Foreign currency swap	$—	$(33)	$—	$(33)
Interest rate swap	$—	$(20)	$—	$(20)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage note payable	3	$1,155	$1,155	$1,228	$1,228
The fair value of the mortgage note is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. In addition, certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company's cash receipts and payments in terms of the Company's functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $8,000 will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

	March 31, 2013		December 31, 2012
Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swap	1	$1,155	1	$1,228
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
As of March 31, 2013 and December 31, 2012 the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	March 31, 2013		December 31, 2012
Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swap (1)	1	$1,277	1	$1,357
____________________________________
(1) Payments and obligations pursuant to this foreign currency swap agreement are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign currency swap	Derivatives asset, at fair value	$73	$—
Interest rate swap	Derivatives liability, at fair value	$(22)	$(20)
Foreign currency swap	Derivatives liability, at fair value	$—	$(33)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013. The Company did not have any interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012.

Three Months Ended
(In thousands)	March 31, 2013
Amount of gain recognized in accumulated other comprehensive loss from derivatives (effective portion)	$106
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Offsetting Derivatives Disclosure
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

(In thousands)	Derivative Assets		Derivative Liabilities
Derivatives	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest rate swap	$—	$—	$(22)	$(20)
Foreign currency swap	73	—	—	(33)
Total derivatives, fair value	$73	$—	$(22)	$(53)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2013, the fair value of derivatives in a liability position, including accrued interest, excluding any adjustment for non performance risk related to the agreement was approximately $24,000. As of March 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of approximately $24,000 at March 31, 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Note 7 — Common Stock
The Company had 1.0 million and 0.3 million shares of common stock outstanding, including unvested restricted shares and had received total proceeds of $9.9 million and $2.2 million as of March 31, 2013 and December 31, 2012, respectively.
On October 5, 2012, the Company's board of directors authorized and the Company declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0019452055 per day based on $10.00 price per share of common stock. The distributions began to accrue on November 28, 2012, 30 days following the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of March 31, 2013, no shares of common stock have been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock.
Note 8 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2013 the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions
As of March 31, 2013 and December 31, 2012, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2013 and December 31, 2012, the Company had $0.8 million and $1.0 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of our shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Total commissions and fees from Dealer Manager	$763	$—	$20	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. The following table details fees and offering cost reimbursements incurred from and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$229	$—	$1,148	$930
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $2.9 million.
After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $3.8 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of March 31, 2013.
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
If the Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company pays the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to our investment activities in Europe, the Service Provider is paid 50% of the financing coordination fees and the Advisor receives the remaining 50%, as set forth in the service provider agreement.  Such fees will be deducted from fees payable to the Advisor, pursuant to the service provider agreement.
The Company pays the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but will exclude acquisition fees). All or a portion of the asset management fee may be waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the 6 months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Subject to the entry by the Company, the Service Provider, the Advisor and the OP into definitive agreements, effective January 1, 2013, the following will be eliminated: (i) the reduction of the asset management fee to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period and (ii) the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor. Instead, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The calculation of the asset management fees will be based on: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of March 31, 2013, the Company does not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. No Class B units have been approved by the board of directors or issued as of March 31, 2013.
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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended		Three Months Ended		Payable as of
	March 31, 2013		March 31, 2012		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
Ongoing fees:
Property management and leasing fees	$—	$1	$—	$—	$—	$1
Strategic advisory fees	36	—	—	—	36	—
Total related party operational fees and reimbursements	$36	$1	$—	$—	$36	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2013 and 2012.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts have been incurred during the three months ended March 31, 2013 and 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Property operating expenses absorbed	$4	$—
General and administrative expenses absorbed	153	—
Total expenses absorbed (1)	$157	$—
______________________
(1) The Company had a receivable from the Advisor related to absorbed costs of $0.2 million and $0.1 million as of March 31, 2013 and December 31, 2012, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three months ended March 31, 2013 and 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the three months ended March 31, 2013 and 2012.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the three months ended March 31, 2013 and 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three months ended March 31, 2013 and 2012.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under our restricted share plan, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2013 and December 31, 2012, there were 9,000 restricted unvested shares issued to independent directors under the RSP at $9.00 per share. The value of the shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 during the three months ended March 31, 2013. There was no compensation expense related to restricted stock during the three months ended March 31, 2012.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2013 or 2012.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net loss (in thousands)	$(2)	$(1)
Weighted average shares of common stock outstanding	439,097	22,222
Net loss per share, basic and diluted	$—	NM
__________________________
NM - not meaningful
As of March 31, 2013, the Company had 9,000 shares of unvested restricted stock and as of March 31, 2013 and 2012 the Company had 22 OP units outstanding, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31. 2013
(Unaudited)

Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2013, the Company had 1.9 million shares of common stock outstanding, including unvested restricted shares. Total gross proceeds, net of repurchases, from these issuances were $18.7 million. including shares issued under the DRIP. As of April 30, 2013, the aggregate value of all share issuances was $19.1 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to March 31, 2013	April 1, 2013 to April 30, 2013	Total
Common stock	$9,869	$8,838	$18,707
Acquisitions and Financings
On May 3, 2013, the Company acquired a fee simple interest in a retail warehouse located in Blackpool, United Kingdom for a contract purchase price of $6.1 million. The property contains 29,679 rentable square feet and is 100% leased to Wickes Building Supplies Limited with an original lease term of 25 years and 11.4 years remaining at the date of acquisition. The lease is net whereby the tenant is required to pay substantially all operating expenses, including all costs to maintain and repair the roof and structure of the building, in addition to base rent.  The annualized straight line rental income is $0.5 million. Rent is adjusted to market every 5 years.
The Company partially funded the acquisition with a $3.0 million secured mortgage note payable, which bears interest at 3.675%, fixed by an interest rate swap. The mortgage note payable provides for quarterly interest payments with all principal outstanding being due on the maturity date in May 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Global Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Global Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Global Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by American Realty Capital Global Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America and Europe.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of March 31, 2013, we only own one property.
Overview
We were incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2013, we had 1.0 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $9.9 million. As of March 31, 2013, the aggregate value of all the common stock outstanding was $10.2 million based on a per share value of $10.00. Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of March 31, 2013, we owned one property consisting of 9,094 rentable square feet, which was 100% leased, with a remaining lease term of 11.0 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreement, 50% of the fees payable by us to the Advisor and Property Manager will be assigned to the Service Provider, solely with respect to our foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
Properties
As of March 31, 2013, we owned one property located in Carlisle, United Kingdom The following table presents certain additional information about the property we own at March 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income/NOI per Square Foot (5)
					(In thousands)	(In thousands)
McDonald's	Oct. 2012	1	9,094	11.0	$225	$2,566	8.8%	$24.74
_____________________

(1)	Remaining lease term in years as of March 31, 2013.

(2)
Annualized net operating income for the three months ended March 31, 2013 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Results of Operations
We purchased our first property and commenced our real estate operations in October 2012, as such our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflect significant increases in most categories.
Rental Income
Rental income for the three months ended March 31, 2013 was approximately $42,000. Rental income was driven by or acquisition of one property in October 2012, for a purchase price of $2.6 million, which is 100% leased. We did not own any properties and therefore had no rental income for the three months ended March 31, 2012.
Operating Expense Reimbursement
Operating expense reimbursement was approximately $3,000 for the three months ended March 31, 2013. The lease to our tenant is net whereby the tenant is required to pay operating expenses, including all costs to maintain and repair the roof and structure of the building, in addition to base rent. The operating expense reimbursement reflects insurance expense incurred by us and reimbursed by the tenant. We did not own any properties and therefore had no operating expense reimbursement for the three months ended March 31, 2012.
Property Operating Expense
Property operating expense of approximately $4,000 for the three months ended March 31, 2013 were absorbed by our Advisor. Property operating expense included insurance expense incurred by us and reimbursed by the tenant. We did not own any properties and therefore had no property operating expenses for the three months ended March 31, 2012.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Subject to the entry by us, the Service Provider, the Advisor and our OP into definitive agreements, effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. We did not own any properties and therefore had no asset management fees for the three months ended March 31, 2012.
Our Property Manager is entitled to fees for the management of our properties. During the three months ended March 31, 2013, our Property Manager waived $1,000 of management services related to our property. We did not own any properties and therefore had no operating fees to affiliates for the three months ended March 31, 2012.

General and Administrative Expense
General and administrative expense of approximately $4,000 during the three months ended March 31, 2013 primarily include board member compensation, directors and officers liability insurance and professional fees of $0.2 million, partially offset by $0.2 million in general and administrative expenses absorbed by the Advisor. During the three months ended March 31, 2013, general and administrative expense of approximately $1,000 related to professional fees.
Depreciation and amortization expense
Depreciation and amortization expense of approximately $30,000 for the three months ended March 31, 2013, related to our acquisition of one property in October 2012 with a base purchase price of $2.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended March 31, 2012.
Interest expense
Interest expense of approximately $13,000 for the three months ended March 31, 2013 related to our mortgage note payable of $1.2 million with an effective interest rate of 4.1%, which was used to fund a portion of our property purchased in October 2012. We did not own any properties and therefore had no interest expense for the three months ended March 31, 2012.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled payments. Cash inflows included a net loss adjusted for non-cash items of $46,000 (net loss of $2,000 adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $48,000), a decrease in prepaid expenses and other assets of approximately $48,000 related to the amortization of prepaid insurance and board fees, an increase in accounts payable and accrued expenses of approximately $63,000 related to professional fees and interest payable and a increase in deferred rent of $49,000.
Net cash provided by financing activities of $5.9 million during the three months ended March 31, 2013 related to proceeds, net of receivables, from the issuance of common stock of $7.2 million, partially offset by payments related to offering costs of $1.1 million, advances from affiliates of $0.2 million and distributions to stockholders of approximately $46,000.
Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash used in operating activities was approximately $17,000, mainly due to a net loss of $1,000 and a decrease in accounts payable and accrued expenses of $16,000 related to the payment of professional fees.
Net cash provided by financing activities of $17,000 during the three months ended March 31, 2012, consisted primarily of proceeds from affiliates of approximately $134,000 which was offset of by approximately $117,000 of payments related to offering costs.
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
In October 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first property and commenced our real estate operation in October 2012. As of March 31, 2013, we owned one property with an aggregate purchase price of $2.6 million. As of March 31, 2013, we had 1.0 million shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $9.9 million.

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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2013, we had one secured mortgage note payable of $1.2 million. Our secured debt leverage ratio was 45.0% (total secured debt as a percentage of total real estate investments) as of March 31, 2013.
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
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Since the inception of the Company, no shares of common stock have been repurchased or requested to be repurchased.
As of March 31, 2013, we had cash of $6.4 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the "Prospectus"), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended March 31, 2013:

Three Months Ended
(In thousands)	March 31, 2013
Net loss (in accordance with GAAP)	$(2)
Depreciation and amortization	30
FFO	28
Amortization of above market leases (1)	12
MFFO	$40
_________________

(1)
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

Distributions
On October 5, 2012, our board of directors authorized, and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00194520548 per day, based on a price of $10.00 per share of common stock. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the three months ended March 31, 2013, distributions paid to common stockholders $49,000, inclusive of approximately $3,000 of distributions issued under the DRIP. During the three months ended March 31, 2013, cash used to pay our distributions was generated from cash flows from operations and common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$46
Distributions reinvested	3
Total distributions	$49

Source of distribution coverage:
Cash flows provided by operations	$46	93.9%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	3	6.1%
Proceeds from financings	—	—%
Total sources of distribution coverage	$49	100.0%

Cash flows provided by operations (GAAP basis)	$206

Net loss (in accordance with GAAP)	$(2)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through March 31, 2013:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2013
Distributions paid:
Common stockholders in cash	$47
Common stockholders pursuant to DRIP / offering proceeds	3
Total distributions paid	$50

Reconciliation of net loss:
Revenues	$75
Acquisition and transaction-related expenses	(228)
Depreciation and amortization	(51)
Other operating expenses	(204)
Other non-operating income	(23)
Net loss (in accordance with GAAP) (1)	$(431)
___________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2013, we were in compliance with the debt covenants under our loan agreements.

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
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013:

		April 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$1,155	$—	$—	$1,155	$—
Interest Payments Due:
Mortgage notes payable	$223	$35	$94	$94	$—
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

As of March 31, 2013, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $1.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $1,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $1,000.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the items described below:
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
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations was $206,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013, we paid distributions of $49,000, of which $46,000 was funded from cash flows from operations and $3,000, or 6.1% was funded from proceeds from common stock issued under the DRIP. During the three months ended March 31, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $63,000, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2013, there would have been $63,000, less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months months ended March 31, 2013.
On April 20, 2012 we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2013, we have issued 1.0 million shares of our common stock, and received $9.9 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2013
Selling commissions and dealer manager fees	$763
Other offering costs	513
Total offering costs	$1,276
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2013
Total commissions paid to the Dealer Manager	$763
Less:
Commissions to participating brokers	(476)
Reallowance to participating broker dealers	(49)
Net to the Dealer Manager	$238
As of March 31, 2013, we have incurred $3.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. As of March 31, 2013, cumulative offering costs included $1.2 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of March 31, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $6.0 million at March 31, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we have used the net proceeds from our IPO and debt financing to purchase one property with an aggregate purchase price of $2.6 million.
We did not repurchase any of our securities during the three months ended March 31, 2013.
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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.9 *	Agreement for the Sale and Purchase of Wickes Store, dated April 12, 2013, between Aviva Investors Pensions Limited and ARC WKBPLUK001, LLC
10.10 *	Facility Letter, dated May 3, 2013, by and between ARC WKBPLUK001, LLC and Santander UK plc
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_______________________
*    Filed herewith