Form 10-Q
period 2013-06-30
American Realty Capital Global Trust, Inc.
filed 2013-08-13
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-177563
American Realty Capital Global Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

As of July 31, 2013, the registrant had 6,448,446 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$6,725	$519
Buildings, fixtures and improvements	6,007	1,210
Acquired intangible lease assets	7,793	856
Total real estate investments, at cost	20,525	2,585
Less accumulated depreciation and amortization	(205)	(30)
Total real estate investments, net	20,320	2,555
Cash	28,071	262
Derivatives, at fair value	397	—
Receivable for sale of common stock	449	—
Prepaid expenses and other assets	1,281	76
Deferred costs, net	343	40
Total assets	$50,861	$2,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$10,202	$1,228
Derivatives, at fair value	—	53
Accounts payable and accrued expenses	1,721	2,433
Deferred rent and other liabilities	315	—
Distributions payable	258	15
Total liabilities	12,496	3,729
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 4,998,678 and 256,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	50	3
Additional paid-in capital	40,481	(311)
Accumulated other comprehensive income (loss)	159	(43)
Accumulated deficit	(2,325)	(445)
Total stockholders' equity (deficit)	38,365	(796)
Total liabilities and stockholders' equity (deficit)	$50,861	$2,933

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental income	$200	$—	$242	$—
Operating expense reimbursement	—	—	3	—
Total revenues	200	—	245	—

Expenses:
Property operating	—	—	—	—
Operating fees to affiliate	5	—	5	—
Acquisition and transaction related	1,320	—	1,320	—
General and administrative	11	63	15	64
Depreciation and amortization	124	—	154	—
Total expenses	1,460	63	1,494	64
Operating loss	(1,260)	(63)	(1,249)	(64)
Other income (expense):
Interest expense	(52)	—	(65)	—
Gains on foreign currency	18	—	18	—
Total other expense	(34)	—	(47)	—
Net loss	$(1,294)	$(63)	$(1,296)	$(64)

Other comprehensive income (loss):
Cumulative translation adjustment	(168)	—	(248)	—
Designated derivatives, fair value adjustments	346	—	450	—
Comprehensive loss	$(1,116)	$(63)	$(1,094)	$(64)

Basic and diluted weighted average shares outstanding	2,755,487	22,222	1,603,691	22,222
Basic and diluted net loss per share	$(0.47)	NM	$(0.81)	NM
________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2013
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2012	256,500	$3	$(311)	$(43)	$(445)	$(796)
Issuance of common stock	4,722,116	47	46,334	—	—	46,381
Common stock offering costs, commissions and dealer manager fees	—	—	(5,655)	—	—	(5,655)
Common stock issued through distribution reinvestment plan	11,062	—	105	—	—	105
Share-based compensation	9,000	—	8	—	—	8
Distributions declared	—	—	—	—	(584)	(584)
Net loss	—	—	—	—	(1,296)	(1,296)
Other comprehensive income	—	—	—	202	—	202
Balance, June 30, 2013	4,998,678	$50	$40,481	$159	$(2,325)	$38,365

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,296)	$(64)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	—
Amortization of intangibles	84	—
Amortization of deferred financing costs	8	—
Amortization of above market lease	25	—
Share-based compensation	8	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(705)	(29)
Accounts payable and accrued expenses	408	29
Deferred rent	315	—
Net cash used in operating activities	(1,083)	(61)
Cash flows from investing activities:
Investment in real estate and other assets	(9,046)	—
Deposits for real estate acquisitions	(500)	—
Net cash used in investing activities	(9,546)	—
Cash flows from financing activities:
Payments of deferred financing costs	(317)	—
Proceeds from issuance of common stock	45,932	—
Payments of offering costs	(6,531)	(154)
Distributions paid	(236)	—
Advances from affiliates, net	(238)	215
Net cash provided by financing activities	38,610	61
Net change in cash	27,981	—
Effect of exchange rate changes on cash	(172)	—
Cash, beginning of period	262	—
Cash, end of period	$28,071	$—

Supplemental Disclosures:
Cash paid for interest	$25	$—

Non-Cash Financing Activities:
Mortgage note payable used to acquire investments in real estate	$9,045	$—
Common stock issued through distribution reinvestment plan	105	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of June 30, 2013, the Company had 5.0 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $48.7 million. As of June 30, 2013, the aggregate value of all the common stock outstanding was $49.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the end of the first quarter following the quarter in which the Company acquires at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company's primary geographic target will be the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, the Company owned three properties consisting of 0.1 million rentable square feet, which were 100.0% leased, with a remaining lease term of 12.9 years.
Substantially all of the Company's business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor") contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company has no employees. American Realty Capital Global Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), an affiliate of a principal shareholder. Pursuant to the service provider agreements, the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreements, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2013. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2013 other than the updates described below.
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
June 30, 2013
(Unaudited)

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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the six months ended June 30, 2013. There were no assets acquired during the six months ended June 30, 2012.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2013
Real estate investments, at cost:
Land	$6,237
Buildings, fixtures and improvements	4,868
Total tangible assets	11,105
Acquired intangibles:
In-place leases	6,986
Total assets acquired	18,091
Mortgage notes payable used to acquire real estate investments	(9,045)
Cash paid for acquired real estate investments	$9,046
Number of properties purchased	2
The following table reflects the number and related purchase prices of properties acquired during the year ended December 31, 2012 and the six months ended June 30, 2013:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
Year ended December 31, 2012	1	$2,566
Six Months Ended June 30, 2013	2	18,423
Portfolio as of June 30, 2013	3	$20,989
____________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of $1.3 million from the six months ended June 30, 2013 to the six months ended June 30, 2012.

	Six Months Ended June 30,
(In thousands)	2013	2012
Pro forma revenues	$945	$859
Pro forma net loss	$(34)	$(1,477)

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 — December 31, 2013	$943
2014	1,885
2015	1,885
2016	1,885
2017	1,885
Thereafter	15,835
$24,318
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of June 30, 2013. The Company did not own any properties at June 30, 2012:

June 30,
Tenant	2013
Everything Everywhere Limited	61.7%
McDonald's Real Estate LLP	11.7%
Wickes Building Supplies Limited	26.6%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues.
As of June 30, 2013, 100% of the Company's properties were located in the United Kingdom.
Note 4 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	Encumbered Properties	Outstanding Loan Amount		Effective Interest Rate		Interest Rate
Portfolio		June 30, 2013	December 31, 2012				Maturity
		(In thousands)	(In thousands)
McDonald's	1	$1,157	$1,228	4.1%	(1)	Fixed	Oct. 2017
Wickes Building Supplies	1	2,961	—	3.7%	(1)	Fixed	May 2018
Everything Everywhere	1	6,084	—	4.0%	(1)	Fixed	Jun. 2018
Total	3	$10,202	$1,228	3.9%
____________________
(1) Fixed as a result of entering into a swap agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to June 30, 2013 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2013 — December 31, 2013	$—
2014	—
2015	—
2016	—
2017	1,157
Thereafter	9,045
$10,202
The Company's sources of debt financing generally include financial covenants as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2013, the Company was in compliance with debt-related covenants under the loan agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013
Foreign currency swaps	$—	$268	$—	$268
Interest rate swaps	$—	$129	$—	$129
December 31, 2012
Foreign currency swap	$—	$(33)	$—	$(33)
Interest rate swap	$—	$(20)	$—	$(20)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$10,202	$10,199	$1,228	$1,228
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
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
June 30, 2013
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013 and 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	June 30, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$10,202	1	$1,228
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
As of June 30, 2013 and December 31, 2012 the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	June 30, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	3	$10,324	1	$1,357
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$129	$—
Foreign currency swaps	Derivative assets, at fair value	$268	$—
Interest rate swap	Derivative liabilities, at fair value	$—	$(20)
Foreign currency swap	Derivative liabilities, at fair value	$—	$(33)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013. The Company did not have any interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Amount of gain recognized in accumulated other comprehensive income from derivatives (effective portion)	$340	$442
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(6)	$(8)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Offsetting Derivatives Disclosure
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2013	$397	$—	$397	$—	$—	$397
December 31, 2012	$(53)	$—	$(53)	$—	$—	$(53)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of June 30, 2013, the fair value of derivatives was in an asset position. As of June 30, 2013, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 7 — Common Stock
The Company had 5.0 million and 0.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $48.7 million and $2.2 million as of June 30, 2013 and December 31, 2012, respectively.
On October 5, 2012, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0019452055 per day based on $10.00 price per share of common stock. The distributions began to accrue on November 28, 2012, 30 days following the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of June 30, 2013, no shares of common stock had been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock.
Note 8 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2013 the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions
As of June 30, 2013 and December 31, 2012, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of June 30, 2013 and December 31, 2012, the Company had $0.7 million and $1.0 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.
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

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Total commissions and fees from Dealer Manager	$3,858	$—	$4,621	$—	$32	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and offering cost reimbursements incurred from and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$281	$348	$510	$394	$94	$930
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $2.9 million.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $8.2 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2013.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider is paid 50% of the acquisition fees and the Advisor receives the remaining 50%, as set forth in the service provider agreement. The Advisor is also reimbursed for insourced expenses incurred in the process of acquiring properties, which are fixed initially at 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company will pay third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the total of all acquisition fees and acquisition expenses (including any financing coordination fee) will not exceed 4.5% of the aggregate contract purchase price of the Company's portfolio or 4.5% of the amount advanced for all loans or other investments.
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
Prior to January 1, 2013, the Company paid the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but will exclude acquisition fees). All or a portion of the asset management fee may be waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the 6 months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The number of Class B units to be issued will be based on: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of June 30, 2013, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. In May 2013, the board of directors approved the issuance of 572 Class B Units to the Advisor in connection with this agreement. As of June 30, 2013, no additional Class B Units have been issued.
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
Solely with respect to our investment activities in Europe, the Service Provider or other entity providing property management services with respect to such investments is paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager receives 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement.
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over approximately 26 months, the estimated remaining term of the IPO as of the date of the agreement, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2013		2012		2013		2012		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$295	$—	$—	$—	$295	$—	$—	$—	$—	$—
Financing coordination fees	69	—	—	—	69	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	5	—	—	—	5	1	—	—	—	1
Strategic advisory fees	108	—	—	—	144	—	—	—	—	—
Total related party operational fees and reimbursements	$477	$—	$—	$—	$513	$1	$—	$—	$—	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2013 and 2012.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three and six months ended June 30, 2013 and 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Property operating expenses absorbed	$—	$—	$4	$—
General and administrative expenses absorbed	323	—	476	—
Total expenses absorbed (1)	$323	$—	$480	$—
____________________________
(1) The Company had a receivable from the Advisor related to absorbed costs of $0.3 million and $0.1 million as of June 30, 2013 and December 31, 2012, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three and six months ended June 30, 2013 and 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the three and six months ended June 30, 2013 and 2012.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the three and six months ended June 30, 2013 and 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three and six months ended June 30, 2013 and 2012.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	9,000	$9.00
Granted	9,000	9.00
Vested	(1,800)	9.00
Unvested, June 30, 2013	16,200	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $8,000 during the three and six months ended June 30, 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. There was $3,000 compensation expense related to restricted stock during the three and six months ended June 30, 2012.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and six months ended June 30, 2013 or 2012.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss (in thousands)	$(1,294)	$(63)	$(1,296)	$(64)
Basic and diluted weighted average shares outstanding	2,755,487	22,222	1,603,691	22,222
Basic and diluted net loss per share	$(0.47)	NM	$(0.81)	NM
__________________________
NM - not meaningful
The Company had the following common share equivalents as of June 30, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2013	2012
Unvested restricted stock	16,200	9,000
OP Units	22	22
Class B units	572	—
Total common share equivalents	16,794	9,022
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2013, the Company had 6.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $63.0 million. including proceeds from shares issued under the DRIP. As of July 31, 2013, the aggregate value of all share issuances was $64.3 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2013	July 1, 2013 to July 31, 2013	Total
Common stock	$48,733	$14,269	$63,002

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from July, 1 2013 to July 31, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2013	3	103,605	$20,989
Acquisitions	2	107,408	23,287
Total portfolio, July 31, 2013	5	211,013	$44,276
________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

Revolving Credit Facility
On July 25, 2013, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The credit facility allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments.
The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. The Company will have the option, based upon its corporate leverage, to have the credit facility priced at either the Alternate Base Rate (as defined below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit agreement as: a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Company may incur unused fees on a quarterly basis and in other circumstances to the extent it has not used commitments under the credit facility.
The credit facility provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The credit facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the applicable lender. In the event of a default, lenders under the credit facility have the right to terminate their obligations under the credit facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Global Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Global Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Global Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by American Realty Capital Global Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
After the end of the first quarter following the quarter of our acquisition of at least $1.2 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to incur additional debt, borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of June 30, 2013, we only owned three properties.
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of June 30, 2013, we had 5.0 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $48.7 million, including shares issued under the DRIP. As of June 30, 2013, the aggregate value of all the common stock outstanding was $49.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the end of the first quarter following the quarter in which we have acquired at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of June 30, 2013, we owned three properties consisting of 0.1 million rentable square feet, which were 100% leased, with a remaining lease term of 12.9 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreements, approximately 50% of the fees payable by us to the Advisor and Property Manager will be assigned to the Service Provider, solely with respect to our foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.
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
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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
Properties
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties was comprised of the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
McDonald's	Oct. 2012	UK	1	9,094	10.7	$2,566
Wickes Building Supplies	May 2013	UK	1	29,679	11.3	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	14.0	12,365
Portfolio, June 30, 2013			3	103,605	12.9	$20,989
_____________________

(1)	Remaining lease term in years as of June 30, 2013.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Results of Operations
We purchased our first property and commenced our real estate operations in October 2012, as such our results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 reflect significant increases in most categories.
Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Rental Income
Rental income for the three months ended June 30, 2013 was $0.2 million. Rental income was driven by our acquisition of three properties since October 2012, for a purchase price of $21.0 million, which are 100% leased. We did not own any properties and therefore had no rental income for the three months ended June 30, 2012.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. As of June 30, 2013, we have issued 572 Class B Units to the Advisor. We did not own any properties and therefore had no asset management fees for the three months ended June 30, 2012.
Our Property Manager is entitled to fees for the management of our properties. During the three months ended June 30, 2013, we incurred $5,000 in fees related to services for the management of our properties. We did not own any properties and therefore had no operating fees to affiliates for the three months ended June 30, 2012.
General and Administrative Expense
General and administrative expense of $11,000 and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, primarily included board member compensation, directors and officers liability insurance and professional fees. General and administrative expense increased $0.3 million for the three months ended June 30, 2013; however this increase was partially offset by the Advisor's election to absorb $0.3 million of such expense. No such expenses were absorbed by the Advisor for the three months ended June 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.1 million for the three months ended June 30, 2013 related to our acquisition of three properties since October 2012 with a base purchase price of $21.0 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended June 30, 2012.

Interest Expense
Interest expense of $0.1 million for the three months ended June 30, 2013 related to our mortgage notes payable of $10.2 million with an effective interest rate of 3.9%, which was used to fund a portion of our properties purchased. We did not own any properties and therefore had no interest expense for the three months ended June 30, 2012.
Gains on Foreign Currency
Gains on foreign currency for the three months ended June 30, 2013 of $18,000 reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Rental Income
Rental income for the six months ended June 30, 2013 was $0.2 million. Rental income was driven by our acquisition of three properties since October 2012, for a purchase price of $21.0 million, which are 100% leased. We did not own any properties and therefore had no rental income for the six months ended June 30, 2012.
Operating Expense Reimbursement
Operating expense reimbursement was $3,000 for the six months ended June 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement reflects insurance expense incurred by us and reimbursed by the tenant. We did not own any properties and therefore had no operating expense reimbursement for the six months ended June 30, 2012.
Property Operating Expense
These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and insurance expense incurred by us and reimbursed by the tenant. Property operating expense of $4,000 for the six months ended June 30, 2013 was absorbed by our Advisor. We did not own any properties and therefore had no property operating expenses incurred or absorbed for the six months ended June 30, 2012.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. As of June 30, 2013, we have issued 572 Class B Units to the Advisor. We did not own any properties and therefore had no asset management fees for the six months ended June 30, 2012.
Our Property Manager is entitled to fees for the management of our properties. During the six months ended June 30, 2013, we incurred approximately $5,000 in fees related to services for the management of our properties. We did not own any properties and therefore had no operating fees to affiliates for the six months ended June 30, 2012.
General and Administrative Expense
General and administrative expense of $15,000 and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, primarily included board member compensation, directors and officers liability insurance and professional fees. General and administrative expense increased $0.5 million for the six months ended June 30, 2013, however this increase was partially offset by the Advisor's election to absorb $0.5 million of such expense. No such expenses were absorbed by the Advisor for the six months ended June 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.2 million for the six months ended June 30, 2013, related to our acquisition of three properties since October 2012, with a base purchase price of $21.0 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the six months ended June 30, 2012.
Interest Expense
Interest expense of $0.1 million for the six months ended June 30, 2013 related to our mortgage notes payable of $10.2 million with an effective interest rate of 3.9%, which was used to fund a portion of our properties purchased. We did not own any properties and therefore had no interest expense for the six months ended June 30, 2012.

Gains on Foreign Currency
Gains on foreign currency during the six months ended June 30, 2013 of $18,000 reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash used in operating activities was $1.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled payments. Cash flows used in operating activities during the six months ended June 30, 2013 included $1.3 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $1.1 million (net loss of $1.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.2 million) and an increase in prepaid expenses of $0.7 million related to prepaid professional fees. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.4 million related to professional fees and interest payable and an increase in deferred rent of $0.3 million.
Net cash used in investing activities during the six months ended June 30, 2013 of $9.5 million related to our acquisition of two properties with an aggregate purchase price of $18.4 million, were was partially funded with mortgage notes payable of $9.0 million. Net cash used in investing activities also includes a deposit on an acquisition of $0.5 million, which closed in July 2013.
Net cash provided by financing activities of $38.6 million during the six months ended June 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $45.9 million, partially offset by payments related to offering costs of $6.5 million, payments of deferred financing costs of $0.3 million, net advance from affiliates of $0.2 million and distributions to stockholders of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash used in operating activities was $0.1 million, primarily due to a net loss of $0.1 million.
Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2012, consisted primarily of proceeds from affiliates of $0.2 million which was partially offset of by payments related to offering costs of $0.1 million.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 150.0 million shares of our common stock, $0.01 par value per share, until the end of the first quarter following the quarter in which we have acquired at least $1.2 billion in total portfolio assets, at $10.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following the end of the first quarter following the quarter we have acquired at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
In October 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first property and commenced our real estate operation in October 2012. As of June 30, 2013, we owned three properties with an aggregate purchase price of $21.0 million. As of June 30, 2013, we had 5.0 million shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $48.7 million, including shares issued under the DRIP.
As of June 30, 2013, we had cash of $28.1 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.

Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. On July 25, 2013, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The credit facility allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, we had secured mortgage notes payable of $10.2 million. Our secured debt leverage ratio was 48.6% (total secured debt as a percentage of total real estate investments on the date of acquisition) as of June 30, 2013.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net loss (in accordance with GAAP)	$(2)	$(1,294)	$(1,296)
Depreciation and amortization	30	124	154
FFO	28	(1,170)	(1,142)
Acquisition fees and expenses (1)	—	1,320	1,320
Amortization of above market leases (2)	12	13	25
Gains on foreign currency (3)	—	(18)	(18)
MFFO	$40	$145	$185
_________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
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
(3) Represents components of net loss primarily resulting from the changes in exchange rates related to the time deposits on acquisitions are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.
Distributions
On October 5, 2012, our board of directors authorized, and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0019452055 per day, based on a price of $10.00 per share of common stock. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the six months ended June 30, 2013, distributions paid to common stockholders were $0.3 million, inclusive of $0.1 million of distributions issued under the DRIP. During the six months ended June 30, 2013, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$46		$187		$233
Distributions reinvested	3		102		105
Total distributions	$49		$289		$338

Source of distribution coverage:
Cash flows provided by operations	$46	93.9%	$(46)	(15.9)%	$—	—%
Proceeds from issuance of common stock	—	—%	233	80.6%	233	68.9%
Common stock issued under the DRIP / offering proceeds	3	6.1%	102	35.3%	105	31.1%
Proceeds from financings	—	—%	—	—%	—	—%
Total sources of distribution coverage	$49	100.0%	$289	100.0%	$338	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$206		$(1,289)		$(1,083)

Net loss (in accordance with GAAP)	$(2)		$(1,294)		$(1,296)
__________________________
(1) Cash flows used in operations for the three and six months ended June 30, 2013 reflects acquisition and transaction related expenses of $1.3 million, There were no such expenses reflected in cash flows provided by operations during the three months ended March 31, 2013, as we did not purchase any properties during such period.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through June 30, 2013:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid:
Common stockholders in cash	$234
Common stockholders pursuant to DRIP / offering proceeds	105
Total distributions paid	$339

Reconciliation of net loss:
Revenues	$275
Acquisition and transaction-related expenses	(1,548)
Depreciation and amortization	(175)
Other operating expenses	(220)
Other non-operating income	(57)
Net loss (in accordance with GAAP) (1)	$(1,725)
___________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2013:

		July 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$10,202	$—	$—	$1,157	$9,045
Interest Payments Due:
Mortgage notes payable	$1,997	$178	$806	$811	$202
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify, and continue to qualify, for taxation as a REIT, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
On July 25, 2013, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The credit facility allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We have no other off-balance sheet arrangements as of June 30, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
As of June 30, 2013, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $10.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $2,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $15,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-177563), as amended from time to time. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows used in operations were $1.1 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we paid distributions of $0.3 million, of which approximately $0.3 million, or 100.0%, was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. During the six months ended June 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $0.4 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2013, there would have been $0.4 million, less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months months ended June 30, 2013.

On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2013, we have issued 5.0 million shares of our common stock, and received $48.7 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Selling commissions and dealer manager fees	$4,621
Other offering costs	1,034
Total offering costs	$5,655
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Total commissions paid to the Dealer Manager	$4,621
Less:
Commissions to participating brokers	(2,485)
Reallowance to participating broker dealers	(263)
Net to the Dealer Manager	$1,873
As of June 30, 2013, cumulative offering costs included $1.4 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of June 30, 2013, we have incurred $8.2 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $40.5 million at June 30, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we have used the net proceeds from our IPO and debt financing to purchase three properties with an aggregate purchase price of $21.0 million.
We did not repurchase any of our securities during the six months ended June 30, 2013.
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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.11 *	Asset Sale Contract, dated as of May 22, 2013, by and among Mapeley Acquisition Co (5) Limited, Jemma McAndrew and Richard Stanley and ARC EEMTRUK001, LLC
10.12 *	Facility Letter, dated June 7, 2013, by and between ARC EEMTRUK001, LLC and SantanderUK plc
10.13 *	Agreement for Sale of 1, 2 and 3 Walnut Court, Kembrey Park, Swindon SN2 8BW
10.14 *	Facility Letter, dated July 19, 2013, by and between ARC TWSWDUK001, LLC and Santander UK plc
10.15 *	Agreement for the Sale of Land Lying to the North West of Reginald Mitchell Way, Tunstall, dated July 23, 2013, by and among (1) St James Place UK PLC and ARC WKSOTUK001, LLC
10.16 *	Facility Letter, dated July 22, 2013, by and between ARC WKSOTUK001, LLC and Santander UK plc
10.17 *	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_______________________
*    Filed herewith