Form 10-Q
period 2013-09-30
American Realty Capital Global Trust, Inc.
filed 2013-11-13
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 10,133,880 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$18,590	$519
Buildings, fixtures and improvements	38,726	1,210
Acquired intangible lease assets	32,703	856
Total real estate investments, at cost	90,019	2,585
Less accumulated depreciation and amortization	(948)	(30)
Total real estate investments, net	89,071	2,555
Cash and cash equivalents	14,583	262
Derivatives, at fair value	310	—
Receivable for sale of common stock	429	—
Prepaid expenses and other assets	1,313	76
Deferred costs, net	1,772	40
Total assets	$107,478	$2,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$31,644	$1,228
Below-market lease liability, net	3,872	—
Derivatives, at fair value	1,865	53
Accounts payable and accrued expenses	1,446	2,433
Deferred rent	883	—
Distributions payable	492	15
Total liabilities	40,202	3,729
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,810,661 and 256,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	88	3
Additional paid-in capital	74,017	(311)
Accumulated other comprehensive loss	(145)	(43)
Accumulated deficit	(6,684)	(445)
Total stockholders' equity (deficit)	67,276	(796)
Total liabilities and stockholders' equity (deficit)	$107,478	$2,933

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rental income	$1,221	$—	$1,463	$—
Operating expense reimbursements	11	—	14	—
Total revenues	1,232	—	1,477	—

Expenses:
Property operating	14	—	14	—
Operating fees to affiliate	18	—	23	—
Acquisition and transaction related	3,256	—	4,576	—
General and administrative	19	93	34	157
Depreciation and amortization	684	—	838	—
Total expenses	3,991	93	5,485	157
Operating loss	(2,759)	(93)	(4,008)	(157)
Other income (expense):
Interest expense	(348)	—	(413)	—
Gains on foreign currency	17	—	35	—
Total other expense	(331)	—	(378)	—
Net loss	$(3,090)	$(93)	$(4,386)	$(157)

Other comprehensive income (loss):
Cumulative translation adjustment	1,648	—	1,400	—
Designated derivatives, fair value adjustments	(1,952)	—	(1,502)	—
Comprehensive loss	$(3,394)	$(93)	$(4,488)	$(157)

Basic and diluted weighted average shares outstanding	7,023,704	22,222	3,430,215	22,222
Basic and diluted net loss per share	$(0.44)	NM	$(1.28)	NM
________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2013
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2012	256,500	$3	$(311)	$(43)	$(445)	$(796)
Issuance of common stock	8,487,717	84	83,373	—	—	83,457
Common stock offering costs, commissions and dealer manager fees	—	—	(9,606)	—	—	(9,606)
Common stock issued through distribution reinvestment plan	57,444	1	545	—	—	546
Share-based compensation	9,000	—	16	—	—	16
Distributions declared	—	—	—	—	(1,853)	(1,853)
Net loss	—	—	—	—	(4,386)	(4,386)
Other comprehensive loss	—	—	—	(102)	—	(102)
Balance, September 30, 2013	8,810,661	$88	$74,017	$(145)	$(6,684)	$67,276

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,386)	$(157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	331	—
Amortization of intangibles	507	—
Amortization of deferred financing costs	105	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	21	—
Share-based compensation	16	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(737)	(67)
Accounts payable and accrued expenses	861	(8)
Deferred rent	883	—
Net cash used in operating activities	(2,399)	(225)
Cash flows from investing activities:
Investment in real estate and other assets	(53,114)	—
Deposits for real estate acquisitions	(500)	—
Net cash used in investing activities	(53,614)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	83,028	—
Payments of offering costs	(10,859)	(416)
Payments of deferred financing costs	(1,837)	—
Distributions paid	(830)	—
Advances from affiliates, net	(595)	641
Net cash provided by financing activities	68,907	225
Net change in cash and cash equivalents	12,894	—
Effect of exchange rate changes on cash	1,427	—
Cash and cash equivalents, beginning of period	262	—
Cash and cash equivalents, end of period	$14,583	$—

Supplemental Disclosures:
Cash paid for interest	$99	$—

Non-Cash Financing Activities:
Mortgage note payable used to acquire investments in real estate	$30,416	$—
Common stock issued through distribution reinvestment plan	546	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of September 30, 2013, the Company had 8.8 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $86.3 million. As of September 30, 2013, the aggregate value of all the common stock outstanding was $87.9 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, the Company owned nine properties consisting of 0.5 million rentable square feet, which were 100.0% leased, with a remaining lease term of 10.7 years.
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
September 30, 2013
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2013. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2013 other than the updates described below.
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
September 30, 2013
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2013. There were no assets acquired during the nine months ended September 30, 2012.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2013
Real estate investments, at cost:
Land	$18,071
Buildings, fixtures and improvements	37,516
Total tangible assets	55,587
Acquired intangibles:
In-place leases	30,624
Above market lease asset	1,223
Below market lease liability	(3,904)
Total assets acquired, net	83,530
Mortgage notes payable used to acquire real estate investments	(30,416)
Cash paid for acquired real estate investments	$53,114
Number of properties purchased	8
The following table reflects the number and related base purchase prices of properties acquired during the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
Year ended December 31, 2012	1	$2,566
Nine Months ended September 30, 2013	8	80,730
Portfolio as of September 30, 2013	9	$83,296
____________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of $4.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

	Nine Months Ended September 30,
(In thousands)	2013	2012
Pro forma revenues	$6,502	$6,367
Pro forma net income (loss)	$503	$(4,543)
The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 — December 31, 2013	$1,966
2014	7,868
2015	7,906
2016	7,945
2017	8,083
Thereafter	54,582
$88,350
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of September 30, 2013. The Company did not own any properties at September 30, 2012.

September 30,
Tenant	2013
Thames Water Utilities Limited	24.2%
Northern Rock (Asset Management) PLC	18.2%
Kulicke and Soffa Industries, Inc.	17.0%
Everything Everywhere Limited	14.8%
Wickes Building Supplies Limited	11.7%
PPD Global Central Labs, LLC	11.3%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues.
The following table lists the states and countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2013. The Company did not own any properties at September 30, 2012.

September 30,
State or Country	2013
United Kingdom	71.7%
Pennsylvania	17.0%
Kentucky	11.3%

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company entered into a credit agreement which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments.
The Company has the option, based upon its corporate leverage, to have the credit facility priced at either the Alternate Base Rate (as defined below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the credit facility exceeds or is equal to or less than 50% of the available facility, respectively. As of September 30, 2013, there were no advances under the credit facility or unused borrowing capacity, as there were no borrowing base properties placed under the credit facility.
The credit facility provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in July 2016. The credit facility also contains two one-year extension options, subject to certain conditions. The credit facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the credit facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2013, the Company was in compliance with the financial covenants under the credit facility agreement.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2013 and December 31, 2012 consisted of the following:

	Encumbered Properties	Outstanding Loan Amount		Effective Interest Rate		Interest Rate
Portfolio		September 30, 2013	December 31, 2012				Maturity
		(In thousands)	(In thousands)
McDonald's	1	$1,227	$1,228	4.1%	(1)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,141	—	3.7%	(1)	Fixed	May 2018
Everything Everywhere	1	6,456	—	4.0%	(1)	Fixed	Jun. 2018
Thames Water	1	9,684	—	4.1%	(1)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,663	—	4.2%	(1)	Fixed	Jul. 2018
Northern Rock	2	8,473	—	4.4%	(1)	Fixed	Sep. 2018
Total	7	$31,644	$1,228	4.1%
____________________
(1) Fixed as a result of entering into a swap agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to September 30, 2013 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2013 — December 31, 2013	$—
2014	—
2015	—
2016	—
2017	1,227
Thereafter	30,417
$31,644
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios.  As of September 30, 2013 and December 31, 2012, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013
Foreign currency swaps	$—	$(1,795)	$—	$(1,795)
Interest rate swaps, net	$—	$240	$—	$240
December 31, 2012
Foreign currency swap	$—	$(33)	$—	$(33)
Interest rate swap	$—	$(20)	$—	$(20)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$31,644	$31,637	$1,228	$1,228
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
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
September 30, 2013
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 and 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	September 30, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$31,644	1	$1,228
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
As of September 30, 2013 and December 31, 2012, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	September 30, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	6	$31,773	1	$1,357
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$310	$—
Interest rate swap	Derivative liabilities, at fair value	$(70)	$(20)
Foreign currency swaps	Derivative liabilities, at fair value	$(1,795)	$(33)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013. The Company did not have any interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Amount of loss recognized in accumulated other comprehensive income from derivatives (effective portion)	$(1,993)	$(1,553)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(41)	$(51)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Offsetting Derivatives Disclosure
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2013	$310	$(1,865)	$—	$(1,555)	$—	$—	$(1,555)
December 31, 2012	$—	$(53)	$—	$(53)	$—	$—	$(53)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of September 30, 2013, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 8 — Common Stock
The Company had 8.8 million and 0.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $86.3 million and $2.2 million as of September 30, 2013 and December 31, 2012, respectively.
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
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of September 30, 2013, no shares of common stock had been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock.
Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2013, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2013 and December 31, 2012, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of September 30, 2013 and December 31, 2012, the Company had $0.4 million and $1.0 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Total commissions and fees from Dealer Manager	$3,186	$—	$7,807	$—	$35	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$488	$221	$998	$710	$108	$930
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $3.1 million.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2013, cumulative offering costs were $12.2 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2013.
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
Prior to January 1, 2013, the Company paid the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluded acquisition fees). All or a portion of the asset management fee may have been waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the 6 months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
The number of Class B units to be issued will be based on: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of September 30, 2013, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2013, the board of directors approved the issuance of 4,646 and 5,218 Class B Units, respectively, to the Advisor in connection with this agreement.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2013		2012		2013		2012		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$958	$—	$—	$—	$1,253	$—	$—	$—	$256	$—
Financing coordination fees	524	—	—	—	593	—	—	—	80	—
Ongoing fees:
Property management and leasing fees	18	5	—	—	23	6	—	—	6	1
Strategic advisory fees	107	—	—	—	251	—	—	—	—	—
Distributions on Class B Units	1	—	—	—	1	—	—	—	—	—
Total related party operational fees and reimbursements	$1,608	$5	$—	$—	$2,121	$6	$—	$—	$342	$1
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2013 and 2012.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three and nine months ended September 30, 2013 and 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Property operating expenses absorbed	$—	$—	$4	$—
General and administrative expenses absorbed	357	—	833	—
Total expenses absorbed (1)	$357	$—	$837	$—
____________________________
(1) The Company had a receivable from the Advisor related to absorbed costs of $0.7 million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three and nine months ended September 30, 2013 and 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the three and nine months ended September 30, 2013 and 2012.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the three and nine months ended September 30, 2013 and 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three and nine months ended September 30, 2013 and 2012.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the later of the end of the escrow period or the Company's first property acquisition, and thereafter through the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the nine months ended September 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	9,000	$9.00
Granted	9,000	9.00
Vested	(1,800)	9.00
Unvested, September 30, 2013	16,200	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $8,000 and $16,000 during the three and nine months ended September 30, 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. There was $4,000 and $7,000 of compensation expense related to restricted stock during the three and nine months ended September 30, 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2013 or 2012.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss (in thousands)	$(3,090)	$(93)	$(4,386)	$(157)
Basic and diluted weighted average shares outstanding	7,023,704	22,222	3,430,215	22,222
Basic and diluted net loss per share	$(0.44)	NM	$(1.28)	NM
__________________________
NM - not meaningful
The Company had the following common share equivalents as of September 30, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2013	2012
Unvested restricted stock	16,200	9,000
OP Units	22	22
Class B units	5,218	—
Total common share equivalents	21,440	9,022
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of October 31, 2013, the Company had 10.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $99.3 million, including proceeds from shares issued under the DRIP. As of October 31, 2013, the aggregate value of all share issuances was $101.1 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2013	October 1, 2013 to October 31, 2013	Total
Common stock	$86,250	$13,065	$99,315

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from October, 1 2013 to November 8, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, September 30, 2013	9	458,523	$83,296
Acquisitions	1	28,500	6,067
Total portfolio, November 8, 2013	10	487,023	$89,363
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

•
Commencing with the filing of our second quarterly financial filing pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following our acquisition of at least $1.2 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of September 30, 2013, we only owned nine properties, which exposes us to risks due to a lack of tenant and geographic diversity.
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
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of September 30, 2013, we had 8.8 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $86.3 million, including shares issued under the DRIP. As of September 30, 2013, the aggregate value of all the common stock outstanding was $87.9 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of September 30, 2013, we owned nine properties consisting of 0.5 million rentable square feet, which were 100% leased, with a remaining lease term of 10.7 years.
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

We have no employees. The Advisor is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreements, 50% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager will be assigned to the Service Provider, solely with respect to our foreign investment strategy in Europe. Such fees will be deducted from fees paid to the Advisor.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which ranges from nine to 14 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Properties
The Company acquires and operates commercial properties.  All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company's portfolio of real estate properties was comprised of the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
McDonald's	Oct. 2012	UK	1	9,094	10.5	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	11.0	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	13.8	12,365
Thames Water	Jul. 2013	UK	1	78,650	8.9	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	13.2	5,054
PPD Global Labs	Aug. 2013	US	1	73,220	11.3	9,283
Northern Rock	Sep. 2013	UK	2	86,290	9.9	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	10.0	13,415
Portfolio, September 30, 2013			9	458,523	10.7	$83,296
_____________________

(1)	Remaining lease term in years as of September 30, 2013.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

Results of Operations
We purchased our first property and commenced our real estate operations in October 2012, and as such our results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 reflect significant increases in most categories.
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Rental Income
Rental income for the three months ended September 30, 2013 was $1.2 million. Rental income was driven by our acquisition of nine properties since October 2012, for an aggregate base purchase price of $83.3 million, as of the respective acquisition dates, which are 100% leased. We did not own any properties and therefore had no rental income for the three months ended September 30, 2012.
Operating Expense Reimbursements
Operating expense reimbursements were $11,000 for the three months ended September 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and reimbursed by the tenant. We did not own any properties and therefore had no operating expense reimbursement for the three months ended September 30, 2012.
Property Operating Expense
Property operating expense was $14,000 for the three months ended September 30, 2013. These costs relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants. We did not own any properties and therefore did not incur any property operating expenses during the three months ended September 30, 2012.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. During the three months ended September 30, 2013, the board of directors approved the issuance of 4,646 Class B Units to the Advisor. We did not own any properties and therefore had no asset management fees for the three months ended September 30, 2012.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2013, we incurred $18,000 in fees related to services for the management of our properties. The Property Manager elected to waive its portion of the property management fees for the three months ended September 30, 2013. Had these fees not been waived, we would have incurred property management fees of $23,000 for the three months ended September 30, 2013. We did not own any properties and therefore had no operating fees to affiliates for the three months ended September 30, 2012.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended September 30, 2013 of $3.3 million were related to the purchase of six properties with an aggregate base purchase price of $62.3 million, as of the respective acquisition dates. We did not own any properties and therefore had no acquisition and transaction related costs for the three months ended September 30, 2012.
General and Administrative Expense
General and administrative expense of $19,000 and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, primarily included board member compensation, directors and officers liability insurance, taxes on international operations and professional fees. General and administrative expense increased $0.3 million for the three months ended September 30, 2013; however this increase was offset by the Advisor's election to absorb $0.4 million of such expense. No such expenses were absorbed by the Advisor for the three months ended September 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.7 million for the three months ended September 30, 2013 related to our acquisition of nine properties since October 2012 with an aggregate base purchase price of $83.3 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended September 30, 2012.

Interest Expense
Interest expense of $0.3 million for the three months ended September 30, 2013 related to our mortgage notes payable of $31.6 million with an effective interest rate of 4.1%, which was used to fund a portion of our properties purchased. We did not own any properties and therefore had no interest expense for the three months ended September 30, 2012.
Gains on Foreign Currency
Gains on foreign currency for the three months ended September 30, 2013 of $17,000 reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Rental Income
Rental income for the nine months ended September 30, 2013 was $1.5 million. Rental income was driven by our acquisition of nine properties since October 2012, for an aggregate base purchase price of $83.3 million, as of the respective acquisition dates, which are 100% leased. We did not own any properties and therefore had no rental income for the nine months ended September 30, 2012.
Operating Expense Reimbursements
Operating expense reimbursements were $14,000 for the nine months ended September 30, 2013. Pursuant to many of our lease agreements, tenants are required to pay property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and reimbursed by the tenant. We did not own any properties and therefore had no operating expense reimbursement for the nine months ended September 30, 2012.
Property Operating Expense
Property operating expense was $14,000 for the nine months ended September 30, 2013. These costs primarily relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants. Property operating expense of $4,000 was absorbed by our Advisor during the nine months ended September 30, 2013. We did not own any properties and therefore had no property operating expenses incurred or absorbed for the nine months ended September 30, 2012.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2013, the board of directors approved the issuance of 5,218 Class B Units to the Advisor. We did not own any properties and therefore had no asset management fees for the nine months ended September 30, 2012.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2013, we incurred $23,000 in fees related to services for the management of our properties. The Property Manager elected to waive a portion of the property management fees for the nine months ended September 30, 2013. Had these fees not been waived, we would have incurred property management fees of $29,000 for the nine months ended September 30, 2013. We did not own any properties and therefore had no operating fees to affiliates for the nine months ended September 30, 2012.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the nine months ended September 30, 2013 of $4.6 million were related to the purchase of eight properties with an aggregate base purchase price of $80.7 million, as of the respective acquisition dates. We did not own any properties and therefore had no acquisition and transaction related costs for the nine months ended September 30, 2012.
General and Administrative Expense
General and administrative expense of $34,000 and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively, primarily included board member compensation, directors and officers liability insurance, taxes on international operations and professional fees. General and administrative expense increased $0.7 million for the nine months ended September 30, 2013; however this increase was offset by the Advisor's election to absorb $0.8 million of such expense. No such expenses were absorbed by the Advisor for the nine months ended September 30, 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense of $0.8 million for the nine months ended September 30, 2013, related to our acquisition of nine properties since October 2012, with an aggregate base purchase price of $83.3 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the nine months ended September 30, 2012.
Interest Expense
Interest expense of $0.4 million for the nine months ended September 30, 2013 related to our mortgage notes payable of $31.6 million with an effective interest rate of 4.1%, which was used to fund a portion of our properties purchased. We did not own any properties and therefore had no interest expense for the nine months ended September 30, 2012.
Gains on Foreign Currency
Gains on foreign currency during the nine months ended September 30, 2013 of $35,000 reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash used in operating activities was $2.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled payments. Cash flows used in operating activities during the nine months ended September 30, 2013 included $4.6 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $3.4 million (net loss of $4.4 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.0 million) and an increase in prepaid expenses of $0.7 million primarily related to prepaid professional fees. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.9 million related to professional fees and interest payable and an increase in deferred rent of $0.9 million.
Net cash used in investing activities during the nine months ended September 30, 2013 of $53.6 million, primarily related to our acquisition of eight properties with an aggregate base purchase price of $83.5 million, were was partially funded with mortgage notes payable of $30.4 million. Net cash used in investing activities also includes a deposit of $0.5 million on a potential future acquisition.
Net cash provided by financing activities of $68.9 million during the nine months ended September 30, 2013 related to proceeds, net of receivables, from the issuance of common stock of $83.0 million, partially offset by payments related to offering costs of $10.9 million, payments of deferred financing costs of $1.8 million, distributions to stockholders of $0.8 million and net advances from affiliates of $0.6 million.
Cash Flows for the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2012, net cash used in operating activities was $0.2 million, primarily due to a net loss of $0.2 million.
Net cash provided by financing activities of $0.2 million during the nine months ended September 30, 2012, consisted primarily of proceeds from affiliates of $0.6 million which was partially offset of by payments related to offering costs of $0.4 million.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 150.0 million shares of our common stock, $0.01 par value per share, until the NAV pricing date, at $10.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Commencing with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

In October 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first property and commenced our real estate operation in October 2012. As of September 30, 2013, we owned nine properties with an aggregate base purchase price of $83.5 million. As of September 30, 2013, we had 8.8 million shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $86.3 million, including shares issued under the DRIP.
As of September 30, 2013, we had cash of $14.6 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2013, we had secured mortgage notes payable of $31.6 million. Our secured debt leverage ratio was 38.0% (total secured debt as a percentage of total real estate investments on the date of acquisition) as of September 30, 2013.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Net loss (in accordance with GAAP)	$(2)	$(1,294)	$(3,090)	$(4,386)
Depreciation and amortization	30	124	684	838
FFO	28	(1,170)	(2,406)	(3,548)
Acquisition fees and expenses (1)	—	1,320	3,256	4,576
Amortization of above or accretion of below market leases (2)	12	13	(4)	21
Straight-line rent (3)	—	—	(55)	(55)
Gains on foreign currency (4)	—	(18)	(17)	(35)
MFFO	$40	$145	$774	$959
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
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
(4) Represents components of net loss primarily resulting from the changes in exchange rates related to the time deposits on acquisitions are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.
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

The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the nine months ended September 30, 2013, distributions paid to common stockholders were $1.4 million, inclusive of $0.5 million of distributions issued under the DRIP. During the nine months ended September 30, 2013, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$46		$187		$594		$827
Distributions reinvested	3		102		441		546
Total distributions	$49		$289		$1,035		$1,373

Source of distribution coverage:
Cash flows provided by operations	$46	93.9%	$(46)	(15.9)%	$—	—%	$—	—%
Proceeds from issuance of common stock	—	—%	233	80.6%	594	57.4%	827	60.2%
Common stock issued under the DRIP / offering proceeds	3	6.1%	102	35.3%	441	42.6%	546	39.8%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total sources of distribution coverage	$49	100.0%	$289	100.0%	$1,035	100.0%	$1,373	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$206		$(1,289)		$(1,316)		$(2,399)

Net loss (in accordance with GAAP)	$(2)		$(1,294)		$(3,090)		$(4,386)
__________________________
(1) Cash flows used in operations for the three months ended June 30, 2013 and September 30, 2013 and nine months ended September 30, 2013 reflects acquisition and transaction related expenses of $1.3 million, $3.3 million and $4.6 million, respectively. There were no such expenses reflected in cash flows provided by operations during the three months ended March 31, 2013, as we did not purchase any properties during such period.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through September 30, 2013:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2013
Distributions paid:
Common stockholders in cash	$828
Common stockholders pursuant to DRIP / offering proceeds	546
Total distributions paid	$1,374

Reconciliation of net loss:
Revenues	$1,507
Acquisition and transaction-related expenses	(4,804)
Depreciation and amortization	(859)
Other operating expenses	(271)
Other non-operating expense	(388)
Net loss (in accordance with GAAP) (1)	$(4,815)
___________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2013:

		October 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$31,644	$—	$—	$1,227	$30,417
Interest Payments Due:
Mortgage notes payable	$6,287	$304	$2,548	$2,563	$872
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We have no off-balance sheet arrangements as of September 30, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of September 30, 2013, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $31.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $26,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $26,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows used in operations were $2.4 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we paid distributions of $1.4 million, of which $1.4 million, or 100.0%, was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. During the nine months ended September 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $0.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2013, there would have been $0.9 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months months ended September 30, 2013.

On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2013, we have issued $8.8 million shares of our common stock, and received $86.3 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Selling commissions and dealer manager fees	$7,807
Other offering costs	1,799
Total offering costs	$9,606
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Total commissions paid to the Dealer Manager	$7,807
Less:
Commissions to participating brokers	(4,543)
Reallowance to participating broker dealers	(609)
Net to the Dealer Manager	$2,655
As of September 30, 2013, cumulative offering costs included $1.9 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of September 30, 2013, we have incurred $12.2 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $74.1 million at September 30, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, we have used the net proceeds from our IPO and debt financing to purchase nine properties with an aggregate base purchase price of $83.5 million.
We did not repurchase any of our securities during the nine months ended September 30, 2013.
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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P., dated July 2, 2013
10.2 *
Third Amended and Restated Advisory Agreement, dated July 15, 2013, by and among American Realty Capital Global Trust, Inc., American Realty Capital Global Operating Partnership, L.P. and American Realty Capital Global Advisors, LLC

10.18 *	Agreement for Purchase and Sale of Real Property, dated as of August 19, 2013, by and between AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership
10.19 *	Agreement for Purchase and Sale of Real Property, dated as of August 24, 2013, by and between AR Capital, LLC and Stein Family, LLC
10.20 *	Agreement related to the sale and leasback of Solar House, dated 4th September, 2013, by Northern Rock (Asset Management) PLC and ARC NRSLDUK001, LLC
10.21 *
First Amendment to Agreement for Purchase and Sale of Real Property dated as of September 10, 2013, by and between Alliance AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership

10.22 *	Facility Letter, dated September 4, 2013, by and between ARC NRSLDUK001, LLC and Santander UK plc
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_______________________
*    Filed herewith