Form 10-K
period 2013-12-31
American Realty Capital Global Trust, Inc.
filed 2014-03-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-177563), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $49.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).
On February 28, 2014, the registrant had 45,917,888 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

FORM 10-K
Year Ended December 31, 2013

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Global Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other AR Capital, LLC affiliated entities ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
If we raise substantially less than the maximum offering in our initial public offering of common stock (the "IPO" or "our offering"), we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our common stock.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to incur additional debt, borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•
We may be subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America and Europe.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, the Investment Company Act, and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business.
We were incorporated on July 13, 2011, as a Maryland corporation, that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis. On August 23, 2012, we filed a new prospectus offering up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of December 31, 2013, we had 15.7 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $154.2 million, including shares issued under the DRIP. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to NAV per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the average NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target is the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of December 31, 2013, we owned 37 properties located in the United States, the United Kingdom and the Commonwealth of Puerto Rico consisting of 1.4 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 10.2 years.
Substantially all of our business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. The Advisor is our affiliated advisor which has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreement, 50% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager will be assigned to the Service Provider, solely with respect to our investment activities in Europe. Such fees will be deducted from fees paid to the Advisor.

Investment Objectives
Our investment objectives are:

•	to acquire a portfolio of commercial properties that is diversified with respect to the credit risk associated with any one tenant or any one tenant industry;

•
to acquire primarily commercial properties and lease the properties back to the seller-occupants pursuant to triple net leases with a focus, with respect to investments in the United States, on acquisitions of net lease properties with tenants in the office, industrial and special purpose sectors;

•	to preserve, protect and return investors’ capital contributions;

•
to generate cash flow that will support a stable distribution to investors with potential for growth through leases that link the rent to the change in the consumer price index, or CPI, or other forms of lease increases;

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

Acquisition and Investment Policies
Primary Investment Focus
We have and intend to continue to focus our investment activities on single tenant net-leased commercial properties, with an emphasis on sale-leaseback transactions. Our primary geographic target is the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but may also include bridge loans, mezzanine loans, preferred equity or securitized loans.
Investing in Real Property
We have and expect to continue to invest in single tenant net-leased commercial properties. When evaluating prospective investments in real property, our management, our Advisor and our Service Provider, with respect to foreign investments, consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor or Service Provider has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of our annualized rental income on a straight-line basis as of December 31, 2013 and 2012:

	December 31,
Tenant	2013	2012
Encanto Restaurants Inc.	19.4%	*
Western Digital Corporation	14.6%	*
Thames Water Utilities Limited	11.7%	*
McDonald's Property Company Limited	*	100%
________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues.

Opportunistic Investments
We believe there may be opportunities to purchase non-long-term net leased real estate assets from corporations and other owners due to our market presence in the corporate real estate marketplace. These assets may differ significantly in character from our traditional net leased real estate assets. For example, we may acquire partially leased properties, multi-tenanted properties, vacant or undeveloped properties, properties subject to short-term net leases, mortgage loans secured by commercial real properties, subordinated interests in first mortgage real estate loans, mezzanine loans related to commercial real estate as well as equity and debt securities (including collateralized mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real estate-related businesses, including real estate funds and other REITs. We believe we may find attractive opportunities to make investments in these assets as they may either be part of a larger sale-leaseback transaction, an existing relationship with the owner or from some other source where our market presence and reputation may give us an advantage over certain other investors.
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
Subordinated Interests in First Mortgage Real Estate Loans, or B Notes
We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinate interests referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to the greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note, and inconsequence generally carry a higher rate of interest. If we acquire or originate B Notes, we may earn income in addition to interest payable on the B Note, in the form of fees charged to the borrower under that note. If we originate first mortgage loans, we may divide them, securitizing or selling the A Note and holding the B Note for investment. We believe that the B Note market will continue to grow with the expansion of the commercial mortgage securitization market.
We may also retain or acquire interests in A Notes and notes sometimes referred to as “C Notes,” which are junior to the B Notes.
Mezzanine Loans Related to Commercial Real Estate
We may invest in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinate to a first mortgage loan on, a commercial property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. Mezzanine loans may have elements of both debt and equity instruments, offering fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. Due to their higher risk profile, and often less restrictive covenants, as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed upon formula.

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
Acquisition Structure
We have acquired and anticipate we will continue acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property.
International Investments
Our primary geographic target is the United States, but we may invest in real estate outside of the United States, including up to 40% of our capital in Europe, and up to an additional 10% elsewhere internationally.
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

Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to not more than 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to corporate income tax to the extent we distribute at least 90% of our REIT taxable income to our stockholders and we comply with various other organizational and operational requirements applicable to us as a REIT. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from the IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
Because we are organized as an UPREIT, we believe we are well-positioned within the industries in which we operate to offer existing owners the opportunity to contribute those properties to our company in tax-deferred transactions using our operating partnership units as transactional currency.
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
Employees
We have no direct employees. The employees of the Service Provider, Advisor, and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
We are dependent on these third parties and affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. For our revenues from external customers, a measure of profit or loss and total assets, see our consolidated financial statements beginning of page F-1.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Properties and Operations
We have a limited prior operating history and limited established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and the past performance of other real estate investment programs sponsored by affiliates of our Advisor may not predict our future results. The recent real estate experience of Messrs. Schorsch and Kahane principally has focused on triple-net leasing rather than the active operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our advisor may not be indicative of our future results.

Moreover, other than our revolving credit facility and the proceeds from our IPO, we do not have any established financing sources. If our capital resources are insufficient to support our operations, we will not be successful.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

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
We cannot guarantee that we will succeed in achieving these goals.
Our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $1.2 million in us through the purchase of 133,333 shares of our common stock at $9.00 per share. Our Sponsor or any affiliate may not sell this initial investment while our Sponsor remains a sponsor but may transfer the shares to other affiliates. If we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in the company it sponsors.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell shares.
There currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share repurchase program includes numerous restrictions that limit a stockholder's ability to sell shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for stockholder's to sell shares promptly or at all.
If we, through our Advisor or any service provider, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our shares.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor, and any service provider, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2013, we owned 37 properties and have identified a limited number of properties to acquire. We cannot be sure that our Advisor or any service provider will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of an investment in our shares.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor or any service provider at times when management of our Advisor or any service provider is simultaneously seeking to locate suitable investments for other programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of an investment in our shares. Generally, we may fund distributions from unlimited amounts of any source, which may include borrowing funds, using proceeds from our offering, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Paying distributions from these sources will reduce the amount of cash we have available to invest in income producing assets.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investment in our shares will fluctuate with the performance of the specific properties we acquire.
Our offering is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we make fewer investments, there will be less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of an investment in our shares.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees of the Advisor and its affiliates may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor or any service provider loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of certain of our executive officers, including Nicholas S. Schorsch and Edward M. Weil, Jr., and other key personnel of our Advisor and any service provider, each of whom would be difficult to replace. None of we, our Advisor or any service provider has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor or any service provider. If any of our key personnel were to cease their affiliation with our Advisor or any service provider, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon the ability of our Advisor or any service provider to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and there can be no assurance that our Advisor or any service provider will be successful in attracting and retaining such skilled personnel. If our Advisor or any service provider loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital during our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investment in our shares to realize its full potential return and could adversely affect our ability to pay distributions. If we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.

We may be unable to pay or maintain cash distributions to our stockholders or increase distributions over time, which could adversely affect the return on an investment in our shares.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as IPO proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially the value of an investment in our shares.
We may pay distributions from unlimited amounts of any source, including proceeds of our offering, which reduces the amount of capital we are able to invest and may reduce the value of an investment in our shares.
We may pay distributions from unlimited amounts of any source, which may include borrowing funds, using proceeds from the IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of an investment in our shares.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect the value of an investment in our shares.
Our cash flows used in operations were $2.7 million for the year ended December 31, 2013. During the year ended December 31, 2013, we paid distributions of $3.1 million, all of which was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. During the year ended December 31, 2013, cash flows from operations included an increase in accounts payable and accrued expenses of $1.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2013, there would have been $1.9 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return then expected by our stockholders. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the value of our common stock may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from offering proceeds dilutes stockholders' interest in us. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect an investment in our shares.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce any recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce any recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to stockholders.
Commencing with the NAV pricing date, the offering price of our shares and the price at which we repurchase shares under our share repurchase plan will be based on our NAV per share, which will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our quarterly NAV per share may not reflect the amount that stockholders might receive for their shares in a market transaction and investors will not know the NAV per share at the time of purchase.

Commencing with the NAV pricing date, we will base the quarterly purchase price and repurchase price for shares of our common stock on our NAV per share. If we do not acquire at least $1.2 billion in total portfolio assets within 18 months of the close of the IPO, we will commence our calculation of NAV on the first business day occurring 18 months after the close of the IPO, unless required to do so earlier by applicable law or regulation, and such date shall be deemed to be the NAV pricing date. NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. If in the Advisor’s opinion the appraisals are materially higher or lower than the Advisor’s determinations of value, the Advisor will discuss the appraisals with the independent valuer, and may submit the appraisals and valuations to a valuation committee comprised of our independent directors, which will review the appraisals and valuations, and make a final determination of value. Although the valuations of our real estate portfolio by the independent valuer will be approved by the board of directors, the valuations may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers. Investors will not know the NAV per share at which they will purchase shares at the time that they submit a purchase order. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency.

It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations, and, accordingly, we may be selling and repurchasing shares at too high or too low a price.
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
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
From time to time, one or more of our tenants (including, for this purpose, all affiliates thereof) may account for 5% or more of our annualized rental income on a straight-line basis. Encanto Restaurants Inc., Western Digital Corporation, Thames Water Utilities Limited, Wickes Building Supplies Limited, Northern Rock (Asset Management) plc, Kulicke and Soffa Industries, Inc., Wolverine World Wide, Inc., Everything Everywhere Limited, Con-way Freight, Inc., and PPD Global Central Labs, LLC represented 19.4%, 14.6%, 11.7%, 9.4%, 8.8%, 8.3%, 8.2%, 7.2%, 5.7%, and 5.5%, respectively, of our annualized rental income as of December 31, 2013.
The financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results of operations.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
If we have a concentration of our properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. As of December 31, 2013, our annualized rental income on a straight-line basis as percentage of our total portfolio was concentrated in the following states and countries: the United Kingdom, with 38.4%, the Commonwealth of Puerto Rico, with 19.4%, California, with 14.6%, and Michigan, with 9.4%.
Any adverse situation that disproportionately affects the states and countries listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states or countries include:

•	business lay offs, downsizing or relocations;

•	industry slowdowns;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.

We are subject to additional risks from our international investments.
Our primary geographic target is the United States, but we may invest in real estate outside of the United States, including up to 40% of our capital in Europe, and up to an additional 10% elsewhere internationally. We own several properties outside the United States, primarily in the United Kingdom and the Commonwealth of Puerto Rico. We may purchase others and may make or purchase loans or participations in loans secured by property located outside the United States or in Europe, the United Kingdom or in other countries. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose several risks, including the following:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States; and

•	our dependence on the Service Provider.
Investments in properties or other real estate investments outside the United States subject us to foreign currency risks.
Any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relative to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. We also may borrow in local currencies when we purchase properties outside the Unites States. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT.
Foreign exchange rates may be influenced by many factors, including:

•	changing supply and demand for a particular currency;

•
monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and imitations on foreign investment in a country or an investment by residents of a country in other countries);

•	changes in balances of payments and trade;

•	trade restrictions; and

•	currency devaluations and revaluations.

Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices. These events and actions are unpredictable. In particular, sovereign debt issues in Europe could lead to further significant, and potentially longer-term, devaluation of the euro against the U.S. dollar, which could adversely impact our European investments and revenue, operating expenses, and net income related to such European investments as expressed in U.S. dollars.
If we are unsuccessful in hedging these, or any other potential losses related to our exposure to foreign currencies, our operating results could be negatively impacted and our cash flows could be reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.
Inflation in foreign countries may have an adverse effect on our investments.
Certain countries have in the past experience extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
High inflation could cause our revenue from leases that do not contain indexed escalation provisions to decline and erode the value of long-term leases. High inflation in the countries in which we purchase real estate or make other investments could also increase our expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in our revenues could adversely impact our results of operations. As of December 31, 2013, all of our leases for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
A high concentration of tenants of our properties in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of our investments.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
For the year ended December 31, 2013, our annualized rental income on a straight line basis as a percentage of our total portfolio was concentrated in the following industries: technology, with 22.8%, quick service restaurants, with 18.7%, utilities, with 11.7%, and home maintenance, with 9.4%.
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could results in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information, and/or damages to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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
Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future, including American Realty Capital New York Recovery REIT, Inc., Phillips Edison - ARC Shopping Center REIT Inc., American Realty Capital - Retail Centers of America, Inc., American Realty Capital Healthcare Trust, Inc., American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Properties, Inc., American Realty Capital Healthcare Trust II, Inc., American Realty Capital Trust V, Inc., ARC Realty Finance Trust, Inc., Phillips Edison — ARC Grocery Center REIT II, Inc. and American Realty Capital Hospitality Trust, Inc. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. The American Realty Capital group of companies also has sponsored Business Development Corporation of America, which has elected to be treated as a business development company under the Investment Company Act. There is a risk that our Advisor or any service provider will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program or other programs sponsored by any service provider. We cannot be sure that officers and key personnel acting on behalf of our Advisor or any service provider and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored or any service provider-sponsored programs own properties.
Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the value of our common stock.
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

Our Advisor, our Sponsor, any service provider, and our Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
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
Certain of our executive officers and officers of our Advisor are part of the senior management or are key personnel of the 12 other American Realty Capital-sponsored or co-sponsored REITs and their advisors. Some of the American Realty Capital-sponsored or co-sponsored REITs, including ARC Realty Finance Trust, Inc., American Realty Capital Healthcare Trust II, Inc., American Realty Capital Hospitality Trust, Inc. and Phillips Edison - ARC Grocery Center REIT II, Inc. have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored or co-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as we do, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.
We compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor or co-sponsor of 15 other offerings, primarily non-traded REITs, most of which are conducting public offerings. These programs all have filed registration statements for the offering of common stock and some form of either are or intend to elect to be taxed as REITs. Our dealer manager is the dealer manager for the other non-traded REIT offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.
Certain of our executive officers, including Nicholas S. Schorsch, our chief executive officer, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., our president, chief operating officer, treasurer, secretary and director, also are officers of our Advisor, our Property Manager and other affiliated entities, including the other real estate programs sponsored by American Realty Capital. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and any service providers face conflicts of interest relating to the incentive fee structure under our advisory agreement and any service provider agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and any service provider agreement, our Advisor or its affiliates and any service provider are entitled to fees that are structured in a manner intended to provide incentives to our Advisor and any service provider to perform in our best interests and in the best interests of our stockholders. Fees payable to our Advisor or any service provider are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor or any service provider does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor or any service provider could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor or any service provider to fees. In addition, our Advisor’s and its affiliates’ and any service provider’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor or any service provider to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement requires us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds (a substantial portion of which may be paid to a service provider). To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and certain of our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our common stock.
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
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor, and it was recently launched as a new business. As of March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by American Realty Capital. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third-party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with FINRA; any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect the offering or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent, or AWC, from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our Dealer Manager in connection with the above AWC, our Dealer Manager could be adversely affected.

Risks Related to Our Corporate Structure
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
We disclose modified funds from operations, a non-GAAP financial measure, however, MFFO is not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose modified funds from operations, or MFFO, which is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States ("GAAP"), and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations." MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider MFFO as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders ability to exit their investment.
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
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by the affirmative vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
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

We conduct our operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1) (A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test.” Rule 3a-1 under the Investment Company Act, however, generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act; provided, that (a) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (b) on an unconsolidated basis no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy this exclusion.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Our Advisor continually reviews our investment activity to attempt to ensure that we will not be regulated as an investment company.
If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our stockholders are bound by the majority vote on matters on which they are entitled to vote, and therefore, their vote on a particular matter may be superseded by the vote of others.
Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, stockholders will be bound by the majority vote on matters requiring approval of stockholders entitled to cast a majority of all the votes entitled to be cast even if those stockholders do not vote with the majority on any such matter.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our portfolio.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of a stockholder's investment could change without the consent of stockholders.

Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the interest of stockholders.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the interests of stockholders.
A stockholder's interest in us will be diluted if we issue additional shares, which could adversely affect the value of our common stock.
Existing stockholders and potential investors in our IPO or any future offering do not have preemptive rights to any shares issued by us in these offerings. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, including: (a) shares issued pursuant to our distribution reinvestment plan; (b) securities that are convertible into shares of our common stock; (c) shares issued in respect of restricted share awards to our directors; (d) shares issued to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (e) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests of our OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
Our Advisor and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments (a substantial portion of these fees may be paid to a service provider). They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
We will not calculate the NAV per share for our shares until the NAV pricing date; therefore, stockholders will not be able to determine the NAV of their shares on an on-going basis during our offering and for a substantial period of time thereafter.
Commencing with the NAV pricing date, our Advisor will be responsible for calculating our quarterly NAV at the end of the business day on which we make our quarterly financial filing. The board of directors will review the NAV calculation quarterly. To calculate our NAV per share, the Advisor will determine the net value of our operating partnership’s real estate and real estate-related assets and liabilities, based in part on the valuation by the independent valuer. We will disclose this NAV to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the NAV of their shares on an on-going basis during our offering.
Stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that limit a stockholders' ability to sell its shares. Prior to the NAV pricing down, unless waived by our board of directors, stockholders must have held shares for at least one year in order to participate in our share repurchase program. Prior to the NAV pricing down, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholders ability to sell shares even if the stockholder requires liquidity and limit a stockholders ability to recover the fair market value of our shares.

Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of an investment in our shares.
In order to calculate our quarterly NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation and commencing with the NAV pricing date, valuations of properties will be conducted in accordance with our valuation guidelines and will take into consideration appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments will initially be valued at cost, and commencing with the NAV pricing date will be valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, quarterly, as applicable, at fair value as determined by our Advisor. The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price paid for shares in the offering, and the price at which we may repurchase shares, pursuant to our share repurchase plan, will be based on our estimated NAV per share commencing with the NAV pricing date, stockholders may pay more than realizable value or receive less than realizable value for their investment.
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
Appraisals of our properties upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV of each month, and we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will make such adjustment on a going-forward basis and will not retroactively adjust the quarterly per share NAV for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change, and such change will occur on the day the adjustment is made.
The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of our shares that we cannot immediately quantify.
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
We anticipate that many of our commercial property investments will be acquired through sale-leaseback transactions with single owner-occupants. If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the Internal Revenue Service ("IRS") may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Some of our leases may include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price, may be based on a formula or may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant from whom we acquired a commercial property in a sale-leaseback transaction, the transaction may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
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
If a tenant declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, there can be no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
Long term leases may result in income lower than short term leases.
We have and intend to continue entering into long term leases with many of our property tenants. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates. In that case, our income may be lower than if we had not entered into such leases.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and there can be no assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in our shares.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our profitability.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to stockholders.
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
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
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
We may be required to expend funds to correct defects or to make improvements before a property can be sold. There is no reassurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on the value of our common stock.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to convert our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value our the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available to pay distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, (or CC&Rs), restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

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
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, we will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on a stockholder's investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and stockholders may experience a lower return on their investment.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties typically are, and we expect will continue to be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may additional face competition from alternative retail channels as mail order catalogues and operators, television shopping networks and shopping via the Internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.

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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. State and federal laws in this area are constantly evolving. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows, and our ability to make distributions to our stockholders.
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
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
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
Our domestic properties are subject to the Americans with Disabilities Act of 1990, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, there can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken return on an investment on our shares.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuations in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
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

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to pay or increase the level of our distributions. If these conditions continue, our board of directors may reduce our distributions in order to conserve cash.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
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
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of our common stock.
We focus our investments on commercial and retail properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards are expected to be issued in 2014. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Risks Associated with Debt Financing and Investments
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
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
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of this offering we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of an investment in our shares.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
We have and expect that we will continue to incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in our shares.
Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our aggregate borrowings to not more than 45% of the fair market value of all of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of this offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our common stock.
We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may invest in B Notes, which are subject to additional risks.
We may invest in B Notes, which are typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same collateral. If a borrower defaults on a B Note, A Note holders would be paid first and there may not be sufficient funds remaining to repay us and other B Note holders. B Notes can vary in their structural characteristics and risks because each transaction is privately negotiated. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Moreover, because B Notes are typically secured by a single property or group of related properties, such investments may not be as diversified as investments secured by a pool of properties and therefore may be subject to increased risks.
Any real estate debt securities that we originate or purchase are subject to the risks of delinquency and foreclosure.
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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2013, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
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
We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.
Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross income tests; however, under certain circumstances such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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

We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends our stockholders receive.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce the anticipated return from an investment in us.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and there can be no assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with an independent tax advisor with respect to the impact of recent legislation on any investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Investors also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests," or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. Investors are encouraged to consult an independent tax advisor to determine the tax consequences applicable if they are non-U.S. stockholders.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2013, we owned 37 properties located in the United Kingdom, the United States and the Commonwealth of Puerto Rico. The following table presents certain additional information about the properties we owned at December 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income (2)	Base Purchase Price (3)
					(In thousands)	(In thousands)
McDonald's	Oct. 2012	1	9,094	10.2	$225	$2,566
Wickes Building Supplies I	May 2013	1	29,679	10.8	513	6,058
Everything Everywhere	Jun. 2013	1	64,832	13.5	1,190	12,365
Thames Water	Jul. 2013	1	78,650	8.7	1,942	18,233
Wickes Building Supplies II	Jul. 2013	1	28,758	13.0	429	5,054
PPD Global Labs	Aug. 2013	1	73,220	11.0	908	9,283
Northern Rock	Sep. 2013	2	86,290	9.7	1,459	16,322
Kulicke & Soffa	Sep. 2013	1	88,000	9.8	1,370	13,415
Wickes Building Supplies III	Nov. 2013	1	28,465	14.9	613	6,067
Con-way Freight	Nov. 2013	7	105,090	10.0	938	12,196
Wolverine	Dec. 2013	1	468,635	9.1	1,355	17,201
Western Digital	Dec. 2013	1	286,330	6.9	2,412	28,574
Encanto	Dec. 2013	18	65,262	11.5	3,212	37,556
		37	1,412,305	10.2	$16,566	$184,890
________________________________

(1)	Remaining lease term in years as of December 31, 2013.

(2)
Annualized rental income converted from local currency into United States dollars ("USD") as of the acquisition date for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition-related costs, based on the exchange rate at the time of purchase.

The following table details the industry distribution of our portfolio as of December 31, 2013:

Industry	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Contract Research	1	73,220	5.1%	$908	5.4%
Freight	7	105,090	7.4%	938	5.7%
Foot Apparel	1	468,635	33.2%	1,355	8.2%
Home Maintenance	3	86,902	6.2%	1,555	9.4%
Restaurant - Casual Dining	3	8,300	0.6%	346	2.1%
Restaurant - Quick Service	16	66,056	4.7%	3,090	18.7%
Financial Services	2	86,290	6.1%	1,459	8.8%
Technology	2	374,330	26.5%	3,783	22.8%
Telecommunications	1	64,832	4.6%	1,190	7.2%
Utilities	1	78,650	5.6%	1,942	11.7%
	37	1,412,305	100.0%	$16,566	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of the acquisition date for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by U.S. state or country, of our portfolio as of December 31, 2013:

State or Country	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
California	1	286,330	20.3%	$2,412	14.6%
Illinois	1	14,881	1.1%	98	0.5%
Indiana	1	8,650	0.6%	75	0.5%
Kansas	1	15,029	1.1%	196	1.2%
Kentucky	1	73,220	5.2%	908	5.5%
Michigan	2	496,705	35.2%	1,558	9.4%
Minnesota	1	14,160	1.0%	90	0.5%
Nebraska	1	15,700	1.1%	168	1.0%
Ohio	1	8,600	0.6%	108	0.7%
Pennsylvania	1	88,000	6.2%	1,370	8.3%
Puerto Rico	18	65,262	4.6%	3,212	19.4%
United Kingdom	8	325,768	23.0%	6,371	38.4%
	37	1,412,305	100.0%	$16,566	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of the acquisition date for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2013:

(In thousands)	Future Minimum Base Rent Payments (1)
2014	$16,148
2015	16,292
2016	16,439
2017	16,691
2018	17,089
2019	17,350
2020	17,274
2021	14,911
2022	14,229
2023	10,596
Thereafter	15,436
$172,455
________________________________

(1)	Based on the exchange rate as of December 31, 2013.
Future Lease Expirations
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2014	—	$—	—%	—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	1	2,412	15.0%	286,330	20.0%
2021	—	—	—%	—	—%
2022	1	1,942	12.0%	78,650	6.0%
2023	11	5,123	31.0%	748,015	53.0%
Total	13	$9,477	58.0%	1,112,995	79.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of the acquisition date for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table details the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2013:

Tenant	Number of Properties Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
							(In thousands)
Encanto Restaurants, Inc.	18	65,262	4.6%	Jun. 2025	11.5	6 five-year options	$3,212	19.4%
Western Digital Corporation	1	286,330	20.3%	Dec. 2020	6.9	2 five-year options	$2,412	14.6%
Thames Water Utilities Limited	1	78,650	5.6%	Aug. 2022	8.7	None	$1,942	11.7%
Wolverine World Wide, Inc.	1	468,635	33.2%	Jan. 2023	9.1	1 five-year option	$1,355	8.2%
________________________________

(1)	Remaining lease term in years as of December 31, 2013.

(2)
Annualized rental income converted from local currency into USD as of the acquisition date for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of the Everything Everywhere, Thames Water, PPD Global Labs, Northern Rock, Kulicke and Soffa, Wolverine World Wide and Western Digital properties each represents 5% or more of our total portfolio's rentable square feet or annual straight-line rental income. The tenant concentration of these properties is summarized below.
Everything Everywhere
Everything Everywhere located in Merthyr Tydfil, UK is a freestanding, single-tenant office building, comprised of 64,832 total rentable square feet and is 100% leased to Everything Everywhere Limited. As of December 31, 2013, the tenant has 13.5 years remaining on its lease which expires in June 2027. The lease has annualized rental income on a straight-line basis of $1.2 million and contains no renewal options.
Thames Water
Thames Water located in Swindon, UK is a freestanding, single-tenant office building, comprised of 78,650 total rentable square feet and is 100% leased to Thames Water Utilities Limited. As of December 31, 2013, the tenant has 8.7 years remaining on its lease which expires in August 2022. The lease has annualized rental income on a straight-line basis of $1.9 million and contains no renewal options.
PPD Global Labs
PPD Global Labs located in Highland Heights, KY is a freestanding, single-tenant office building and lab facility, comprised of 73,220 total rentable square feet and is 100% leased to PPD Global Central Labs, LLC. As of December 31, 2013, the tenant has 11.0 years remaining on its lease which expires in December 2024. The lease has annualized rental income on a straight-line basis of $0.9 million and contains one ten-year renewal option.
Northern Rock
Northern Rock located in Sunderland, UK is a freestanding, single-tenant office building, comprised of 86,290 total rentable square feet and is 100% leased to Northern Rock (Asset Management) PLC. As of December 31, 2013, the tenant has 9.7 years remaining on its lease which expires in September 2023. The lease has annualized rental income on a straight-line basis of $1.5 million and contains one ten-year renewal option.
Kulicke and Soffa
Kulicke and Soffa located in Fort Washington, PA is a freestanding, single-tenant office building, comprised of 88,000 total rentable square feet and is 100% leased to Kulicke and Soffa Industries, Inc. As of December 31, 2013, the tenant has 9.8 years remaining on its lease which expires in September 2023. The lease has annualized rental income on a straight-line basis of $1.4 million and contains two five-year renewal options.

Wolverine World Wide
Wolverine World Wide located in Howard City, MI is a freestanding, single-tenant distribution facility, comprised of 468,635 total rentable square feet and is 100% leased to Wolverine World Wide, Inc. As of December 31, 2013, the tenant has 9.1 years remaining on its lease which expires in January 2023. The lease has annualized rental income on a straight-line basis of $1.4 million and contains one five-year renewal option.
Western Digital
Western Digital located in San Jose, CA is a freestanding, single-tenant office building, comprised of 286,330 total rentable square feet and is 100% leased to Western Digital Corporation. As of December 31, 2013, the tenant has 6.9 years remaining on its lease which expires in December 2020. The lease has annualized rental income on a straight-line basis of $2.4 million and contains two five-year renewal options.
Property Financings
The following table presents certain debt information about the properties we owned as of December 31, 2013 and 2012:

		Outstanding Loan Amount(1)
Portfolio	Encumbered Properties	December 31, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
McDonald's	1	$1,253	$1,228	4.1%	(2)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,209	—	3.7%	(2)	Fixed	May 2018
Everything Everywhere	1	6,596	—	4.0%	(2)	Fixed	Jun. 2018
Thames Water	1	9,894	—	4.1%	(2)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,721	—	4.2%	(2)	Fixed	Jul. 2018
Northern Rock	2	8,657	—	4.4%	(2)	Fixed	Sep. 2018
Wickes Building Supplies III	1	3,133	—	4.3%	(2)	Fixed	Nov. 2018
Western Digital	1	18,541	—	5.3%		Fixed	Jul. 2021
Encanto	18	22,900	—	6.3%		Fixed	Jun. 2017
Total	27	$76,904	$1,228	5.1%
____________________

(1)	Based on the ending exchange rate at December 31, 2013 and 2012, as applicable.
(2) Fixed as a result of entering into a swap agreement.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders.
In order for FINRA members and their associated persons to participate in our offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
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
Holders
As of February 28, 2014, we had 45.9 million shares outstanding held by 10,149 stockholders.
Distributions
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. For tax purposes, of the amounts distributed during the year ended December 31, 2013, 51.7%, or $0.37 per share per annum, and 48.3%, or $0.34 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2012, 100% of the amounts distributed by us represented a return of capital.

On October 5, 2012, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0019452055 per day based on a price of $10.00 per share of common stock. The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2012, relating to the period from November 28, 2012 (30 days after the date of the first property acquisition) through November 30, 2012. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to unvested restricted stock and Class B units during the years ended December 31, 2013 and 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Distributions Declared
Q1 2013	$46	$3	$49	$78
Q2 2013	187	102	289	498
Q3 2013	594	441	1,035	1,264
Q4 2013	935	774	1,709	2,065
Total	$1,762	$1,320	$3,082	$3,905

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Distributions Declared
Q1 2012	$—	$—	$—	$—
Q2 2012	—	—	—	—
Q3 2012	—	—	—	—
Q4 2012	1	—	1	16
Total	$1	$—	$1	$16

We, our board of directors and our Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. As of January 1, 2013, the Advisor eliminated the payment of asset management fees in the form of cash, shares or restricted stock grants and instead expects to issue Class B units. Prior to this change, during the year ended December 31, 2012, the Advisor waived asset management fees of approximately $3,000. During the years ended December 31, 2013 and 2012, we incurred approximately $50,000 and $1,000, respectively, in property management fees from the Property Manager. The Advisor may elect to waive a portion of property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the year ended December 31, 2013, the Property Manager elected to waive approximately $25,000 of property management fees. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the years ended December 31, 2013 and 2012, the Advisor elected to absorb $1.3 million and $0.1 million, respectively, of our general and administrative costs.
During the year ended December 31, 2013, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2013:

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
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”) that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The fair market value of any shares of restricted stock granted under our RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5% of our authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2013, there were 16,200 unvested restricted shares in the RSP.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2013 and 2012. During the period from July 13, 2011 (date of inception) to December 31, 2011, we sold 22,222 shares of our common stock to our Special Limited Partner under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $9.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund third party offering costs.

Use of Proceeds from Sales of Registered Securities
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis. On August 23, 2012, we filed a new prospectus offering up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2013, we have issued 15.7 million shares of our common stock, and received $154.2 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
(In thousands)	2013	2012
Selling commissions and dealer manager fees	$14,024	$3	$—
Other offering costs	3,900	1,988	559
Total offering costs	$17,924	$1,991	$559
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
(In thousands)	2013	2012
Total commissions paid to the Dealer Manager	$14,024	$3	$—
Less:
Commissions to participating brokers	(8,733)	(2)	—
Reallowance to participating broker dealers	(1,181)	—	—
Net to the Dealer Manager	$4,110	$1	$—
As of December 31, 2013, cumulative offering costs included $3.5 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of December 31, 2013, we have incurred $20.5 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2013. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $133.7 million at December 31, 2013.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, we have used the net proceeds from our IPO and debt financing to purchase 37 properties with an aggregate base purchase price of $184.9 million.

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
Pursuant to the terms of our SRP, we intend to make repurchases, if requested, at least once quarterly. Subject to the limitations described in our prospectus, we also will repurchase shares upon the request of the estate, heir or beneficiary, as applicable, of a deceased stockholder. Prior to the time our Advisor begins calculating NAV, during any quarter, we will not repurchase in excess of 1.25% of weighted average number of shares of common stock outstanding during the previous calendar quarter, or approximately 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year during any 12-month period. In addition, funds available for our SRP may not be sufficient to accommodate all requests.
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death, the purchase price for shares repurchased under our SRP will be as set forth below until we begin calculating NAV. We do not currently anticipate obtaining appraisals for our investments prior to the time our Advisor begins calculating NAV (other than investments in transaction with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. After the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets, our Advisor will begin calculating NAV, upon which the purchase price for shares under our SRP will be based. In connection with the NAV calculation, our independent valuer will perform appraisals of our properties.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. We will repurchase shares on the first business day of each quarter (and in all events on a date other than a dividend payment date). Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows:

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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current NAV of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.
We did not repurchase any of our securities during the years ended December 31, 2013 or 2012.

Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013 and 2012 and for the period ended July 13, 2011 (date of inception) to December 31, 2011:

	December 31,
Balance sheet data (In thousands)	2013	2012	2011
Total real estate investments, at cost	$196,908	$2,585	$—
Total assets	214,927	2,933	559
Mortgage notes payable	76,904	1,228	—
Total liabilities	92,207	3,729	375
Total stockholders' equity (deficit)	122,720	(796)	184

Operating data (In thousands, except share and per share data)	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
	2013	2012
Total revenues	$3,951	$30	$—
Operating expenses:
Property operating	42	—	—
Operating fees to affiliates	50	1	—
Acquisition and transaction related	7,745	228	—
General and administrative	58	183	16
Depreciation and amortization	2,112	21	—
Total expenses	10,007	433	16
Operating loss	(6,056)	(403)	(16)
Other Income (Expense):
Interest expense	(969)	(10)	—
Unrealized gain on foreign currency	35	—	—
Other income	1	—	—
Net loss	$(6,989)	$(413)	$(16)
Other data:
Cash flows provided used in operations	$(2,702)	$(418)	$—
Cash flows used in investing activities	(112,445)	(1,357)	—
Cash flows provided by financing activities	124,209	2,027	—
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	5,453,404	64,252	22,222
Dividends declared per common share	$0.71	$0.71	$—
Net loss per common share - basic and diluted	$(1.28)	$(6.43)	NM
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
Overview
We were incorporated on July 13, 2011, as a Maryland corporation, that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis. On August 23, 2012, we filed a new prospectus offering up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of December 31, 2013, we had 15.7 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $154.2 million, including shares issued under the DRIP. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of December 31, 2013, we owned 37 properties located in the United States, the United Kingdom and the Commonwealth of Puerto Rico consisting of 1.4 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 10.2 years.
Substantially all of our business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. American Realty Capital Global Advisors, LLC (the "Advisor") is our affiliated advisor, which has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreement, 50% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager will be assigned to the Service Provider, solely with respect to our investment activities in Europe. Such fees will be deducted from fees paid to the Advisor.

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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
Cost recoveries from tenants are included in operating expense reimbursements in the period the related costs are incurred, as applicable.
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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which ranges from seven to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of our techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Results of Operations
We purchased our first property and commenced our real estate operations in October 2012, and as such our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflect significant increases in most categories.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Rental Income
Rental income was $3.9 million for the year ended December 31, 2013, compared to $30,000 for the year ended December 31, 2012. The increase in rental income was driven by our acquisition of 36 properties since December 31, 2012 for an aggregate purchase price of $182.3 million, as of the respective acquisition dates, as well as revenue for a full year from the one property held as of December 31, 2012.
Operating Expense Reimbursements
Operating expense reimbursements were $0.1 million for the year ended December 31, 2013. We had no operating expense reimbursements for the year ended December 31, 2012. Operating expense reimbursements of $0.1 million related to our acquisition of 36 properties since December 31, 2012 as well as a full year of operations from the one property held as of December 31, 2012. Pursuant to many of our lease agreements, tenants are required to reimburse us for property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and reimbursed by the tenant.
Property Operating Expense
Property operating expenses were $42,000 for the year ended December 31, 2013. We had no operating expenses for the year ended December 31, 2012. Operating expenses related to our acquisition of 36 properties since December 31, 2012 as well as a full year of operations from the one property held as of December 31, 2012. These costs primarily relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants.
Operating Fees to Affiliates
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. During the year ended December 31, 2013, the board of directors approved the issuance of 23,392 Class B Units to the Advisor. Prior to this change, during the year ended December 31, 2012 approximately $3,000 of asset management fees were waived.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the years ended December 31, 2013 and 2012, property management fees were $50,000 and $1,000, respectively. The Property Manager elected to waive a portion of the property management fees for the years ended December 31, 2013 and 2012. Had these fees not been waived, we would have incurred additional property management fees of $25,000 and $1,000 for the years ended December 31, 2013 and 2012, respectively.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $7.7 million for the year ended December 31, 2013 related to our acquisition of 36 properties since December 31, 2012 for an aggregate purchase price of $182.3 million, as of the respective acquisition dates. Acquisition and transaction related expense of $0.2 million related to the one property we purchased during the year ended December 31, 2012 for an aggregate base purchase price of $2.6 million, as of the acquisition date.

General and Administrative Expenses
General and administrative expenses decreased $0.1 million to $0.1 million for the year ended December 31, 2013, compared to $0.2 million for the year ended December 31, 2012. The decrease related to an increase in general and administrative expenses absorbed by the Advisor of $1.2 million to $1.3 million for the year ended December 31, 2013, compared to $0.1 million for the year ended December 31, 2012. This decrease was partially offset by a $1.1 million increase in general and administrative expenses during the year ended December 31, 2013, primarily driven by higher costs to maintain our larger real estate portfolio, such as higher professional fees, including strategic advisory fees from our Dealer Manager, taxes on foreign operations, board compensation and insurance costs.
Depreciation and Amortization Expense
Depreciation and amortization expense was $2.1 million for the year ended December 31, 2013, compared to $21,000 for the year ended December 31, 2012. The increase in depreciation and amortization expense related to our acquisition of 36 properties since December 31, 2012 for an aggregate purchase price of $182.3 million, as of the respective acquisition dates, which resulted in additional depreciation and amortization of $1.9 million as well as a full year of depreciation for the one property held as of December 31, 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense was $1.0 million for the year ended December 31, 2013, compared to $10,000 for the year ended December 31, 2012. Interest expense related to mortgage notes payable increased by $0.8 million as a result of a higher average balance outstanding of $19.9 million during the year ended December 31, 2013, compared to the $0.3 million during the year ended December 31, 2012, as well as the associated increased amortization of deferred financing costs.
In July 2013, we entered into a credit agreement which allows for total borrowings of up to $50.0 million. Interest expense related to our credit facility was $0.2 million during the year ended December 31, 2013, primarily due to unused facility fees, as well as the associated amortization of deferred financing costs. We had no credit facility in place and therefore no credit facility interest expense during the year ended December 31, 2012.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Gains on Foreign Currency
Gains on foreign currency was $35,000 for the year ended December 31, 2013. We had no gain or loss on foreign currency for the year ended December 31, 2012. Gains on foreign currency reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Comparison of the Year Ended December 31, 2012 to the Period from July 13, 2011 (date of inception) to December 31, 2011
Rental Income
Rental income for the year ended December 31, 2012 was $30,000. Rental income was driven by our acquisition of one property in October 2012, for a purchase price of $2.6 million, which was 100% leased. We did not own any properties and therefore had no revenues for the period from July 13, 2011 (date of inception) to December 31, 2011.
Operating Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties. Our Advisor and Property Manager elected to waive a portion of these fees for the year ended December 31, 2012. For the year ended December 31, 2012, we incurred $1,000 and would have incurred additional aggregate asset management and property management fees of $3,000 had these fees not been waived. We did not own any properties as of December 31, 2011 and therefore had no operating fees to affiliates for the period from July 13, 2011 (date of inception) to December 31, 2011.
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

General and Administrative Expenses
General and administrative expenses were $0.2 million for the year ended December 31, 2012, compared to $16,000 for the period from July 13, 2011 (date of inception) to December 31, 2011. General and administrative expense during the year ended December 31, 2012 included professional fees, board compensation and insurance costs of $0.3 million, which began to accrue when our Registration Statement became effective in April 2012. This increase was offset by $0.1 million of general and administrative expenses absorbed by the Advisor during the year ended December 31, 2012. General and administrative expense during the period from July 13, 2011 (date of inception) to December 31, 2011 included only professional fees and no general and administrative expenses were absorbed by the Advisor.
Depreciation and Amortization Expense
Depreciation and amortization expense of $21,000 for the year ended December 31, 2012 related to the purchase of one property in October 2012, for a purchase price of $2.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the period from July 13, 2011 (date of inception) to December 31, 2011.
Interest Expense
Interest expense for the year ended December 31, 2012 of $10,000 related to a mortgage note payable of $1.2 million with an effective interest rate of 4.1%, which was used to fund a portion of our one property purchased in October 2012. There were no mortgage notes payable and therefore no interest expense for the period from July 13, 2011 (date of inception) to December 31, 2011.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $2.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 included $7.7 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $4.6 million (net loss of $7.0 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $2.4 million), an increase in prepaid expenses of $1.8 million primarily related to prepaid professional fees due to strategic advisory services from our Dealer Manager and receivables due from our Advisor related to absorbed costs. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.9 million primarily related to accrued interest payable, local taxes and a roof repair credit received from a seller at acquisition as well as an increase in deferred rent of $1.9 million.
Net cash used in investing activities during the year ended December 31, 2013 of $112.4 million, primarily related to our acquisition of 36 properties which were partially funded with mortgage notes payable. Net cash used in investing activities also includes a deposit of $1.5 million on a potential future acquisition.
Net cash provided by financing activities of $124.2 million during the year ended December 31, 2013 related to proceeds, net of receivables, from the issuance of common stock of $148.9 million, partially offset by payments related to offering costs of $18.8 million, payments of deferred financing costs of $2.3 million, distributions to stockholders of $1.8 million, net advances from affiliates of $1.0 million and restricted cash increases of $0.7 million.
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2013, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 included $0.2 million of acquisition and transaction costs. Cash outflows primarily included a net loss of $0.4 million.
Net cash used in investing activities of $1.4 million during the year ended December 31, 2013, related to the acquisition of one property in October 2012, for a purchase price of $2.6 million, which was financed at acquisition with a $1.2 million mortgage note payable.
Net cash provided by financing activities of $2.0 million during the year ended December 31, 2013 related to proceeds from the issuance of common stock of $2.0 million and $0.8 million from affiliates primarily to fund third party offering costs. These inflows were partially offset by payments related to offering costs of $0.7 million, deferred financing costs of $41,000 and distributions of $1,000.

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
Liquidity and Capital Resources
Pursuant to the IPO, we are offering and selling up to 150.0 million shares of our common stock, to the public until the NAV pricing date, at $10.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Commencing with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to fund future property acquisitions. We purchased our first property and commenced our real estate operations in October 2012. As of December 31, 2013, we owned 37 properties with an aggregate base purchase price of $184.9 million based on exchange rates as of the respective acquisition dates. As of December 31, 2013, we had 15.7 million shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $154.2 million, including shares issued under the DRIP.
As of December 31, 2013, we had cash of $11.5 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
Generally, we will fund a portion of the purchase price of our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from additional public or private offerings, proceeds from the sale of properties and undistributed funds from operations. On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments and in the sole and absolute discretion of the lender. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2013, we had no advances under our credit facility and secured mortgage notes payable of $76.9 million with a weighted average interest rate per annum of 5.1% and a weighted average remaining debt term of 4.9 years. Our debt leverage ratio was 41.6% (total debt as a percentage of total real estate investments on the date of acquisition) as of December 31, 2013.

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
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Since our inception, no shares of common stock have been repurchased or requested to be repurchased.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our offering where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net loss (in accordance with GAAP)	$(2)	$(1,294)	$(3,090)	$(2,603)	$(6,989)
Depreciation and amortization	30	124	684	1,274	2,112
FFO	28	(1,170)	(2,406)	(1,329)	(4,877)
Acquisition fees and expenses (1)	—	1,320	3,256	3,169	7,745
Amortization of above or below market leases and liabilities (2)	12	13	(4)	(48)	(27)
Straight-line rent (3)	—	—	(55)	(118)	(173)
Amortization of mortgage premiums	—	—	—	(1)	(1)
Gains on foreign currency (4)	—	(18)	(17)	—	(35)
MFFO	$40	$145	$774	$1,673	$2,632
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

The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the year ended December 31, 2013, distributions paid to common stockholders totaled $3.1 million. During the year ended December 31, 2013, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		December 31, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$46		$187		$594		$935		$1,762
Distributions reinvested	3		102		441		774		1,320
Total distributions	$49		$289		$1,035		$1,709		$3,082

Source of distribution coverage:
Cash flows provided by operations	$46	93.9%	$(46)	(15.9)%	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	—	—%	233	80.6%	594	57.4%	935	54.7%	1,762	57.2%
Common stock issued under the DRIP / offering proceeds	3	6.1%	102	35.3%	441	42.6%	774	45.3%	1,320	42.8%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total sources of distribution coverage	$49	100.0%	$289	100.0%	$1,035	100.0%	$1,709	100.0%	$3,082	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$206		$(1,289)		$(1,316)		$(303)		$(2,702)

Net loss (in accordance with GAAP)	$(2)		$(1,294)		$(3,090)		$(2,603)		$(6,989)
________________________
(1) Cash flows used in operations for the year ended December 31, 2013 reflects acquisition and transaction related expenses of $7.7 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through December 31, 2013:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	December 31, 2013
Distributions paid:
Common stockholders in cash	$1,763
Common stockholders pursuant to DRIP / offering proceeds	1,320
Total distributions paid	$3,083

Reconciliation of net loss:
Revenues	$3,981
Acquisition and transaction-related expenses	(7,973)
Depreciation and amortization	(2,133)
Other operating expenses	(350)
Other non-operating expense	(943)
Net loss (in accordance with GAAP) (1)	$(7,418)
___________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet and is calculated as (1) total book value of our assets less the net value of intangible assets of $46.5 million at December 31, 2013, (2) minus total liabilities less the net value of intangible liabilities, if applicable, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the offer price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share was $5.24. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2013 was $10.00 per common share.
Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount that stockholders would receive per share if we were to liquidate at this time.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

		2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal Payments Due:
Mortgage notes payable	$76,904	$680	$1,479	$57,718	$17,027
Interest Payments Due:
Mortgage notes payable	$18,869	$3,933	$7,634	$5,023	$2,279
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify, and continue to qualify, for taxation as a REIT, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
In addition, the limited partnership agreement of the OP was amended as of December 31, 2013, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP. In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
Off-Balance Sheet Arrangements
On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. As of December 31, 2013, we had no advances outstanding under the credit facility and we had $31.1 million of unused borrowing capacity based on the value of borrowing base properties.
We have no off-balance sheet arrangements as of December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
As of December 31, 2013, our debt included fixed-rate secured mortgage financing, with a carrying value of $78.6 million, a fair value of $77.7 million and a weighted average interest rate per annum of 5.1%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
During the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-32 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Global Trust, Inc.
3.2 (2)	Bylaws of American Realty Capital Global Trust, Inc.
4.1 (6)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P., dated July 2, 2013
4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P.
10.1(7)
Third Amended and Restated Advisory Agreement, dated July 15, 2013, by and among American Realty Capital Global Trust, Inc., American Realty Capital Global Operating Partnership, L.P. and American Realty Capital Global Advisors, LLC

10.2(4)
Property Management and Leasing Agreement, among American Realty Capital Global Trust, Inc., American Realty Capital Global Operating Partnership, L.P. and American Realty Capital Global Properties, LLC

10.3 (4)	Form of Company’s Restricted Share Plan
10.4 (4)	Form of Company’s Stock Option Plan
10.5 (3)	Valuation Services Agreement, dated August 13, 2012, between American Realty Capital Global Trust, Inc. and Duff & Phelps, LLC
10.6 (5)	Agreement for the Sale and Purchase of Wickes Store, dated April 12, 2013, between Aviva Investors Pensions Limited and ARC WKBPLUK001, LLC
10.7 (5)	Facility Letter, dated May 3, 2013, by and between ARC WKBPLUK001, LLC and Santander UK plc
10.8 (6)	Asset Sale Contract, dated as of May 22, 2013, by and among Mapeley Acquisition Co (5) Limited, Jemma McAndrew and Richard Stanley and ARC EEMTRUK001, LLC
10.9 (6)	Facility Letter, dated June 7, 2013, by and between ARC EEMTRUK001, LLC and SantanderUK plc
10.10 (6)	Agreement for Sale of 1, 2 and 3 Walnut Court, Kembrey Park, Swindon SN2 8BW
10.11 (6)	Facility Letter, dated July 19, 2013, by and between ARC TWSWDUK001, LLC and Santander UK plc
10.12 (6)	Agreement for the Sale of Land Lying to the North West of Reginald Mitchell Way, Tunstall, dated July 23, 2013, by and among (1) St James Place UK PLC and ARC WKSOTUK001, LLC
10.13 (6)	Facility Letter, dated July 22, 2013, by and between ARC WKSOTUK001, LLC and Santander UK plc
10.14 (6)	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.15 (7)	Agreement for Purchase and Sale of Real Property, dated as of August 19, 2013, by and between AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership
10.16 (7)	Agreement for Purchase and Sale of Real Property, dated as of August 24, 2013, by and between AR Capital, LLC and Stein Family, LLC
10.17 (7)	Agreement related to the sale and leasback of Solar House, dated 4th September, 2013, by Northern Rock (Asset Management) PLC and ARC NRSLDUK001, LLC
10.18 (7)
First Amendment to Agreement for Purchase and Sale of Real Property dated as of September 10, 2013, by and between Alliance AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership

Exhibit No.	Description
10.19 (7)	Facility Letter, dated September 4, 2013, by and between ARC NRSLDUK001, LLC and Santander UK plc
10.20 (8)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013
10.21 *	Agreement for Purchase and Sale of Real Property, dated September 3, 2013, by and between AR Capital, LLC and Towers Partners, L.L.C.
10.22 *	Amendment to Agreement for Purchase and Sale of Real Property, by and between AR Capital, LLC and Towers Partners, LLC
10.23 *	Agreement to Assign Agreements of Sale, dated November 12, 2013, by and between Setzer Properties XCW, LLC and AR Capital, LLC
10.24 *	Agreement for Purchase and Sale of Real Property, dated December 3, 2013, by and between AR Capital, LLC and 3W Development II, L.L.C.
14 (4)	Code of Ethics
21 (4)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act

_______________________
*    Filed herewith

(1)	Filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 filed with the SEC on October 15, 2012, and incorporated by reference herein.

(2)	Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on October 27, 2011, and incorporated by reference herein.

(3)
Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed with the SEC on August 14, 2012, and incorporated by reference herein.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013, and incorporated by reference herein.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013, and incorporated by reference herein.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013, and incorporated by reference herein.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013, and incorporated by reference herein.

(8)	Filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on January 3, 2014 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer, Treasurer, Secretary and Director	March 7, 2014
Edward M. Weil, Jr.

/s/ Amy B. Boyle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014
Amy B. Boyle

/s/ Scott J. Bowman	Independent Director	March 7, 2014
Scott J. Bowman

/s/ Edward G. Rendell	Independent Director	March 7, 2014
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	March 7, 2014
Abby M. Wenzel

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012 and for the Period from July 13, 2011 (date of inception) to December 31, 2011	F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2013 and 2012 and for the Period from July 13, 2011 (date of inception) to December 31, 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from July 13, 2011 (date of inception) to December 31, 2011	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Global Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Global Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2013 and 2012 and the period from July 13, 2011 (date of inception) to December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Global Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years ended December 31, 2013 and 2012 and the period from July 13, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 7, 2014

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$44,647	$519
Buildings, fixtures and improvements	104,362	1,210
Acquired intangible lease assets	47,899	856
Total real estate investments, at cost	196,908	2,585
Less accumulated depreciation and amortization	(2,307)	(30)
Total real estate investments, net	194,601	2,555
Cash and cash equivalents	11,500	262
Restricted cash	737	—
Derivatives, at fair value	734	—
Receivable for sale of common stock	1,766	—
Prepaid expenses and other assets	3,454	76
Deferred costs, net	2,135	40
Total assets	$214,927	$2,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$76,904	$1,228
Mortgage premium, net	1,663	—
Below-market lease liabilities, net	5,854	—
Derivatives, at fair value	2,565	53
Accounts payable and accrued expenses	2,519	2,433
Deferred rent	1,862	—
Distributions payable	840	15
Total liabilities	92,207	3,729

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 15,665,827 and 256,500 shares issued and outstanding at December 31, 2013 and 2012, respectively	157	3
Additional paid-in capital	133,592	(311)
Accumulated other comprehensive income (loss)	319	(43)
Accumulated deficit	(11,348)	(445)
Total stockholders' equity (deficit)	122,720	(796)
Total liabilities and stockholders' equity (deficit)	$214,927	$2,933

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
	2013	2012
Revenue:
Rental income	$3,900	$30	$—
Operating expense reimbursements	51	—	—
Total revenues	3,951	30	—

Expenses:
Property operating	42	—	—
Operating fees to affiliate	50	1	—
Acquisition and transaction related	7,745	228	—
General and administrative	58	183	16
Depreciation and amortization	2,112	21	—
Total expenses	10,007	433	16
Operating loss	(6,056)	(403)	(16)
Other income (expense):
Interest expense	(969)	(10)	—
Gains on foreign currency	35	—	—
Other income	1	—	—
Total other expense	(933)	(10)	—
Net loss	$(6,989)	$(413)	$(16)

Other comprehensive income (loss):
Cumulative translation adjustment	2,140	10	—
Designated derivatives, fair value adjustments	(1,778)	(53)	—
Comprehensive loss	$(6,627)	$(456)	$(16)

Basic and diluted weighted average shares outstanding	5,453,404	64,252	22,222
Basic and diluted net loss per share	$(1.28)	$(6.43)	NM

____________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, July 13, 2011	—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200	—	—	200
Net loss	—	—	—	—	(16)	(16)
Balance, December 31, 2011	22,222	—	200	—	(16)	184
Issuance of common stock	225,278	3	2,028	—	—	2,031
Common stock offering costs, commissions and dealer manager fees	—	—	(2,550)	—	—	(2,550)
Share-based compensation	9,000	—	11	—	—	11
Distributions declared	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	(413)	(413)
Other comprehensive loss	—	—	—	(43)	—	(43)
Balance, December 31, 2012	256,500	3	(311)	(43)	(445)	(796)
Issuance of common stock	15,261,350	153	150,484	—	—	150,637
Common stock offering costs, commissions and dealer manager fees	—	—	(17,924)	—	—	(17,924)
Common stock issued through distribution reinvestment plan	138,977	1	1,319	—	—	1,320
Share-based compensation	9,000	—	24	—	—	24
Distributions declared	—	—	—	—	(3,914)	(3,914)
Net loss	—	—	—	—	(6,989)	(6,989)
Other comprehensive income	—	—	—	362	—	362
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

(In thousands, except for share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
	2013	2012
Cash flows from operating activities:
Net loss	$(6,989)	$(413)	$(16)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	837	12	—
Amortization of intangibles	1,275	9	—
Amortization of deferred financing costs	250	1	—
Amortization of mortgage premium	(1)	—	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(29)	9	—
Share-based compensation	24	11	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,819)	(76)	—
Accounts payable and accrued expenses	1,888	29	16
Deferred rent	1,862	—	—
Net cash used in operating activities	(2,702)	(418)	—
Cash flows from investing activities:
Investment in real estate and other assets	(110,971)	(1,357)	—
Deposits for real estate acquisitions	(1,474)	—	—
Net cash used in investing activities	(112,445)	(1,357)	—
Cash flows from financing activities:
Payments of deferred financing costs	(2,345)	(41)	—
Proceeds from issuance of common stock	148,871	2,031	200
Payments of offering costs	(18,770)	(748)	(280)
Distributions paid	(1,769)	(1)	—
Advances from affiliates, net	(1,041)	786	80
Restricted cash	(737)	—	—
Net cash provided by financing activities	124,209	2,027	—
Net change in cash and cash equivalents	9,062	252	—
Effect of exchange rate on cash	2,176	10
Cash and cash equivalents, beginning of period	262	—	—
Cash and cash equivalents, end of period	$11,500	$262	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

(In thousands, except for share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
	2013	2012
Supplemental Disclosures
Cash paid for interest	$218	$—	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$75,651	$1,228	$—
Premium on mortgage note payable	1,664	—	—
Common stock issued through distribution reimbursement plan	1,320	—	—
Reclassification of deferred offering costs	—	559	—
Deferred offering costs paid directly by affiliates	—	—	90

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis. On August 23, 2012, the Company filed a new prospectus offering of 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of December 31, 2013, the Company had 15.7 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $154.2 million. As of December 31, 2013, the aggregate value of all common stock outstanding was $156.4 million based on a per share value of 10.00 or (or 9.50 for shares issued under the DRIP.) Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, the Company owned 37 properties located in the United States, the United Kingdom and the Commonwealth of Puerto Rico consisting of 1.4 million rentable square feet, which were 100.0% leased, with a remaining lease term of 10.2 years.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company has no employees. American Realty Capital Global Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), an affiliate of a principal shareholder. Pursuant to the service provider agreements, the Service Provider has agreed to provide, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and 50.0% of the fees paid to the Property Manager will be assigned to the Service Provider, solely with respect to the Company's investment activities in Europe. Such fees will be deducted from fees paid to the Advisor.
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
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which ranges from seven to 15 years years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Intangible assets and acquired lease liabilities consist of following:

	December 31,
(In thousands)	2013	2012
Intangible assets:
In-place lease, net of accumulated amortization of $1,325 and $9 at December 31, 2013 and 2012, respectively	$44,202	$638
Above-market lease, net of accumulated amortization of $113 and $9 at December 31, 2013 and 2012, respectively	2,259	200
Total intangible lease assets, net	$46,461	$838
Intangible liabilities:
Below-market leases, net of accumulated accretion of $129 at December 31, 2013	$5,854	$—
Total intangible lease liabilities, net	$5,854	$—

The following table provides the weighted-average amortization and accretion periods as of December 31, 2013 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Amortization Period	2014	2015	2016	2017	2018
In-place leases	10.2	$4,523	$4,523	$4,523	$4,523	$4,523

Above-market lease assets	11.0	$(223)	$(223)	$(223)	$(223)	$(223)
Below-market lease liabilities	8.8	688	688	688	688	688
Total to be included in rental income		$465	$465	$465	$465	$465
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the United States and the United Kingdom are guaranteed by the Federal Deposit Insurance Company ("FDIC") and the Financial Services Compensation Scheme ("FSCS"), respectively, up to an insurance limit. The Company had deposits in the United States and the United Kingdom totaling $11.5 million at December 31, 2013, $10.2 million of which were in excess of the amount insured by the FDIC or FSCS. Although the Company bears risk to amounts in excess of those insured by the FDIC or FSCS, it does not anticipate any losses as a result. At December 31, 2012, the Company had deposits in the United States and the United Kingdom totaling $0.3 million, none of which were in excess of the amount insured by the FDIC or FSCS.
Restricted Cash
Restricted cash primarily consists of real estate taxes and maintenance and structural reserves. The Company had restricted cash of $0.7 million as of December 31, 2013. The Company had no restricted cash as of December 31, 2012.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
After the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Exchange Act, following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. Purchases under the SRP will be limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
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
When a stockholder requests a repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. No shares of common stock have been repurchased or were requested to be repurchased for the years ended December 31, 2013 and 2012 and during the period from July 13, 2011 (date of inception) to December 31, 2011.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the year ended December 31, 2013, the Company issued 0.1 million shares of common stock with a value of $1.3 million and a par value per share of $0.01, under the DRIP. There were no shares issued under the DRIP for the year ended December 31, 2012 and during the period from July 13, 2011 (date of inception) to December 31, 2011.
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
December 31, 2013

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
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs included in stockholders’ equity at December 31, 2013 totaled $20.5 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering. See Note 10 — Related Party Transactions.
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 12 — Share-Based Compensation.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
During the period from July 13, 2011 (date of inception) to December 31, 2012, the Company elected to be taxed as a corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Since, the Company intends to elect and qualify to be taxed as a REIT commencing with the taxable year ended December 31, 2013, it does not anticipate that any applicable deferred tax assets or liabilities will be realized.
Foreign Currency Translation
The Company's reporting currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statements of equity.
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
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Note 3 — Real Estate Investments
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's 37 properties are located throughout the United States, United Kingdom and the Commonwealth of Puerto Rico. The following table presents the allocation of the assets acquired during the years ended December 31, 2013 and 2012. There were no assets acquired during the period from July 13, 2011 (date of inception) to December 31, 2011.

	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$44,118	$519
Buildings, fixtures and improvements	103,127	1,210
Total tangible assets	147,245	1,729
Acquired intangibles:
In-place leases	44,865	647
Above market lease assets	2,159	209
Below market lease liabilities	(5,983)	—
Total assets acquired, net	188,286	2,585
Mortgage notes payable used to acquire real estate investments	(75,651)	(1,228)
Premium on mortgage assumed	(1,664)	—
Cash paid for acquired real estate investments	$110,971	$1,357
Number of properties purchased	36	1

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2013, had been consummated on July 13, 2011 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclass acquisition and transaction related expenses of $7.7 million from the year ended December 31, 2013 to the period from July 13, 2011 (date of inception) to December 31, 2011.

	Years Ended December 31,		Period from July 13, 2011 (date of inception) to December 31, 2011
(In thousands)	2013	2012
Pro forma revenues	$16,844	$16,685	$7,940
Pro forma net income (loss)	$2,038	$928	$(7,120)

The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rental Payments
2014	$16,148
2015	16,292
2016	16,439
2017	16,691
2018	17,089
Thereafter	89,796
$172,455

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of December 31, 2013 and 2012. The Company did not own any assets as of December 31, 2011.

	December 31,
Tenant	2013	2012
Encanto Restaurants Inc.	19.4%	*
Western Digital Corporation	14.6%	*
Thames Water Utilities Limited	11.7%	*
McDonald's Property Company Limited	*	100.0%
__________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table lists the states and countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012.

	December 31,
State or Country	2013	2012
United Kingdom	38.4%	100%
Puerto Rico	19.4%	—
California	14.6%	—
Note 4 — Revolving Credit Facility
On July 25, 2013, the Company entered into a credit agreement which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments.
The Company has the option, based upon its corporate leverage, to have the credit facility priced at either the Alternate Base Rate (as defined below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the credit facility exceeds or is equal to or less than 50% of the available facility, respectively. As of December 31, 2013, there were no advances under the credit facility. The unused borrowing capacity, based on the value of the borrowing base properties as of as December 31, 2013, was $31.3 million.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2013, the Company was in compliance with the financial covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5 — Mortgage Note Payable
The Company's mortgage notes payable as of December 31, 2013 and 2012 consisted of the following:

Portfolio	Encumbered Properties	Outstanding Loan Amount		Effective Interest Rate		Interest Rate	Maturity
		December 31, 2013	December 31, 2012
		(In thousands)	(In thousands)
McDonald's	1	$1,253	$1,228	4.1%	(1)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,209	—	3.7%	(1)	Fixed	May 2018
Everything Everywhere	1	6,596	—	4.0%	(1)	Fixed	Jun. 2018
Thames Water	1	9,894	—	4.1%	(1)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,721	—	4.2%	(1)	Fixed	Jul. 2018
Northern Rock	2	8,657	—	4.4%	(1)	Fixed	Sep. 2018
Wickes Building Supplies III	1	3,133	—	4.3%	(1)	Fixed	Nov. 2018
Western Digital	1	18,541	—	5.3%		Fixed	Jul. 2021
Encanto	18	22,900	—	6.3%		Fixed	Jun. 2017
Total	27	$76,904	$1,228	5.1%
____________________
(1) Fixed as a result of entering into a swap agreement.
The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to December 31, 2013:

(In thousands)	Future Principal Payments
2014	$680
2015	721
2016	758
2017	23,171
2018	34,547
Thereafter	17,027
$76,904
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2013 and 2012, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
December 31, 2013

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013
Foreign currency swaps	$—	$(2,565)	$—	$(2,565)
Interest rate swaps	$—	$734	$—	$734
December 31, 2012
Foreign currency swap	$—	$(33)	$—	$(33)
Interest rate swap	$—	$(20)	$—	$(20)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$78,567	$77,698	$1,228	$1,228
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013 and 2012 and the period from July 13, 2011 (date of inception) to December 31, 2011, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2013 and 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	December 31, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	7	$35,465	1	$1,228
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
December 31, 2013

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
As of December 31, 2013 and 2012, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	December 31, 2013		December 31, 2012
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	7	$35,597	1	$1,357
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets:

		December 31,
(In thousands)	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$734	$—
Interest rate swap	Derivative liabilities, at fair value	$—	$(20)
Foreign currency swaps	Derivative liabilities, at fair value	$(2,565)	$(33)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Amount of loss recognized in accumulated other comprehensive income from derivatives (effective portion)	$(1,901)	$(55)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(123)	$(2)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Offsetting Derivatives Disclosure
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2013 and 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2013	$734	$(2,565)	$—	$(1,831)	$—	$—	$(1,831)
December 31, 2012	$—	$(53)	$—	$(53)	$—	$—	$(53)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.6 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.8 million at December 31, 2013.
Note 8 — Common Stock
The Company had 15.7 million and 0.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $154.2 million and $2.2 million as of December 31, 2013 and 2012, respectively.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2013, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10 — Related Party Transactions
As of December 31, 2013 and 2012, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of December 31, 2013 the Company had $0.5 million receivable to affiliated entities, related to general and administrative expenses absorbed by the Advisor. As of December 31, 2012, the Company had $1.0 million payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of general and administrative expenses absorbed by the Advisor.
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
The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the years ended December 31, 2013 and 2012. There were no selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the period from July 13, 2011 (date of inception) to December 31, 2011.

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2013	2012	2013	2012
Total commissions and fees from Dealer Manager	$14,024	$3	$176	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and offering cost reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the years ended December 31, 2013 and 2012. There were no fees and offering cost reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the period from July 13, 2011 (date of inception) to December 31, 2011.

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2013	2012	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$2,615	$930	$293	$930
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of December 31, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $4.1 million.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2013, cumulative offering costs were $20.5 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of December 31, 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager receives a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.
Prior to January 1, 2013, the Company paid the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs included the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluded acquisition fees). All or a portion of the asset management fee may have been waived or deferred at the sole discretion of our board of directors (a) to the extent that FFO, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.
Effective January 1, 2013, the following were eliminated: (i) the reduction of the asset management fee to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period and (ii) the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor. Instead, the Company issues (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The number of Class B units to be issued are based on: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of December 31, 2013, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are expensed in the consolidated statement of operations until the performance condition is considered probable to occur. During the year ended December 31, 2013, the board of directors approved the issuance of 23,392 Class B Units to the Advisor in connection with this agreement. No Class B Units were issued during the year ended December 31, 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table reflects related party fees incurred, forgiven and contractually due as of and for the years ended December 31, 2013 and 2012. There were no related party fees incurred, forgiven and contractually due as of and for the period from July 13, 2011 (date of inception) to December 31, 2011.

	Year Ended December 31,
	2013		2012		Payable December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,447	$—	$41	$—	$—	$—
Transaction fee	165	—	—	—	—	—
Financing coordination fees	926	—	9	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	3	—	—
Property management and leasing fees	50	25	1	—	1	1
Strategic advisory fees	359	—	—	—	—	—
Distributions on Class B units	4	—	—	—	—	—
Total related party operational fees and reimbursements	$3,951	$25	$51	$3	$1	$1
__________________________
(1) Effective January 1, 2013, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts were incurred during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table details property operating and general and administrative expenses absorbed by the Advisor during the years ended December 31, 2013 and 2012. There were no property operating and general and administrative expenses absorbed by the Advisor for the period from July 13, 2011 (date of inception) to December 31, 2011.

	Year Ended December 31,
(In thousands)	2013	2012
Property operating expenses absorbed	$4	$—
General and administrative expenses absorbed	1,292	85
Total expenses absorbed (1)	$1,296	$85
______________________
(1) The Company had a receivable from the Advisor related to absorbed costs of $0.5 million and $0.1 million as of December 31, 2013 and 2012, respectively.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company pays a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees were incurred during the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
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
December 31, 2013

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO is $9.00, until the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2013 and 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under our restricted share plan, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), may not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP may not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table reflects restricted share award activity for the years ended December 31, 2013 and 2012. There was no restricted share award activity during the period from July 13, 2011 (date of inception) to December 31, 2011.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	—	$—
Granted	9,000	9.00
Vested	—	—
Unvested, December 31, 2012	9,000	9.00
Granted	9,000	9.00
Vested	(1,800)	9.00
Unvested, December 31, 2013	16,200	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $24,000 and $11,000 during the years ended December 31, 2013 and 2012, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2013, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 3.1 years years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the years ended December 31, 2013 or 2012 and for the period from July 13, 2011 (date of inception) to December 31, 2011.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2013 and 2012 and the period from July 13, 2011 (date of inception) to December 31, 2011:

	Year Ended December 31,		Period from July 13, 2011 (Date of Inception) to December 31, 2011
	2013	2012
Net loss (in thousands)	$(6,989)	$(413)	$(16)
Basic and diluted weighted average shares outstanding	5,453,404	64,252	22,222
Basic and diluted net loss per share	$(1.28)	$(6.43)	NM
__________________________
NM - not meaningful
The Company had the following common share equivalents as of December 31, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive. There were no common share equivalents outstanding at December 31, 2011.

	December 31,
	2013	2012
Unvested restricted stock	16,200	9,000
OP Units	22	22
Class B units	23,392	—
Total common share equivalents	39,614	9,022

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 14 – Quarterly Results (Unaudited)
The Company had $16,000 of net loss during the period from July 13, 2011 (date of inception) to December 31, 2011. Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2013 and 2012:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Rental revenue	$45	$200	$1,232	$2,474
Net loss	$(2)	$(1,294)	$(3,090)	$(2,603)
Weighted average shares outstanding	439,097	2,755,487	7,023,704	11,456,997
Basic and diluted net loss per share	$—	$(0.47)	$(0.44)	$(0.23)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental revenue	$—	$—	$—	$30
Net loss	$(1)	$(63)	$(93)	$(256)
Weighted average shares outstanding	22,222	22,222	22,222	189,429
Basic and diluted net loss per share	NM	NM	NM	$(1.35)
_____________________________
NM - not meaningful
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:
Sales of Common Stock
As of February 28, 2014, the Company had 45.9 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $455.6 million, including proceeds from shares issued under the DRIP. As of February 28, 2014, the aggregate value of all share issuances was $458.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to December 31, 2013	January 1, 2014 to February 28, 2014	Total
Common stock	$154,203	$301,387	$455,590

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2014 to March 7, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, December 31, 2013	37	1,412,305	$184,890
Acquisitions	6	1,768,245	228,769
Total portfolio, March 7, 2014	43	3,180,550	$413,659
________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

						Initial Costs
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2013		Land	Building and Improvements	Gross Amount at December 31, 2013(1)(2)	Accumulated Depreciation (3)(4)
McDonald's	Carlisle	UK	Oct. 2012	$1,253		$529	$1,235	$1,764	$83
Wickes Building Supplies I	Blackpool	UK	May 2013	3,209		2,226	2,391	4,617	77
Everything Everywhere	Merthyr Tydfil	UK	Jun. 2013	6,596		4,535	2,886	7,421	81
Thames Water	Swindon	UK	Jul. 2013	9,894		4,535	5,359	9,894	108
Wickes Building Supplies II	Tunstall	UK	Jul. 2013	2,721		1,154	2,638	3,792	53
PPD Global Labs	Highland Heights	KY	Aug. 2013	—		2,001	6,002	8,003	108
Northern Rock	Sunderland	UK	Sep. 2013	8,657		1,649	5,772	7,421	93
Kulicke & Soffa	Fort Washington	PA	Sep. 2013	—		2,272	12,874	15,146	207
Wickes Building Supplies III	Clifton	UK	Nov. 2013	3,133		1,649	2,309	3,958	19
Con-way Freight	Aurora	NE	Nov. 2013	—		295	1,670	1,965	9
Con-way Freight	Grand Rapids	MI	Nov. 2013	—		945	1,417	2,362	7
Con-way Freight	Riverton	IL	Nov. 2013	—		344	804	1,148	4
Con-way Freight	Salina	KS	Nov. 2013	—		461	1,843	2,304	9
Con-way Freight	Uhrichsville	OH	Nov. 2013	—		380	886	1,266	5
Con-way Freight	Vincennes	IN	Nov. 2013	—		220	660	880	3
Con-way Freight	Waite Park	MN	Nov. 2013	—		366	681	1,047	3
Wolverine	Howard City	MI	Dec. 2013	—		753	14,308	15,061	—
Western Digital	San Jose	CA	Dec. 2013	18,541		9,021	16,729	25,750	—
Encanto	Baymon	PR	Dec. 2013	—	(5)	1,150	1,725	2,875	—
Encanto	Rio Piedras	PR	Dec. 2013	—	(5)	963	1,788	2,751	—
Encanto	San Juan	PR	Dec. 2013	—	(5)	153	612	765	—
Encanto	Rio Piedras	PR	Dec. 2013	—	(5)	505	1,179	1,684	—
Encanto	Carolina	PR	Dec. 2013	—	(5)	615	752	1,367	—
Encanto	San Juan	PR	Dec. 2013	—	(5)	389	1,168	1,557	—
Encanto	Caguas	PR	Dec. 2013	—	(5)	—	2,481	2,481	—
Encanto	Vega Baja	PR	Dec. 2013	—	(5)	822	1,527	2,349	—
Encanto	Ponce	PR	Dec. 2013	—	(5)	655	1,528	2,183	—
Encanto	Mayaguez	PR	Dec. 2013	—	(5)	410	957	1,367	—
Encanto	San Juan	PR	Dec. 2013	—	(5)	1,235	1,509	2,744	—
Encanto	Quebrada Arena	PR	Dec. 2013	—	(5)	843	1,566	2,409	—
Encanto	Puerto Neuvo	PR	Dec. 2013	—	(5)	—	782	782	—
Encanto	Ponce	PR	Dec. 2013	—	(5)	600	1,399	1,999	—
Encanto	Carolina	PR	Dec. 2013	—	(5)	1,840	2,761	4,601	—
Encanto	San German	PR	Dec. 2013	—	(5)	391	726	1,117	—
Encanto	Guayama	PR	Dec. 2013	—	(5)	673	822	1,495	—
Encanto	Toa Baja	PR	Dec. 2013	—	(5)	68	616	684	—
Encumbrances allocated based on note below				22,900
Total				$76,904		$44,647	$104,362	$149,009	$869
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $47.9 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $194.7 million.

(3)	The accumulated depreciation column excludes approximately $1.4 million of amortization associated with acquired intangible lease assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

(5)	These properties collateralize a mortgage note payable of which $22.9 million was outstanding as of December 31, 2013.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013 and 2012:

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

	December 31,
	2013	2012
Real estate investments, at cost:
Balance at beginning of year	$1,729	$—
Additions-Acquisitions	147,245	1,729
Currency translation adjustment	35	—
Balance at end of the year	$149,009	$1,729

Accumulated depreciation and amortization:
Balance at beginning of year	$12	$—
Depreciation expense	837	12
Currency translation adjustment	20	—
Balance at end of the year	$869	$12