Form 10-Q
period 2014-03-31
American Realty Capital Global Trust, Inc.
filed 2014-05-15
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 90,043,290 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$81,234	$44,647
Buildings, fixtures and improvements	253,253	104,362
Acquired intangible lease assets	175,988	47,899
Total real estate investments, at cost	510,475	196,908
Less accumulated depreciation and amortization	(6,924)	(2,307)
Total real estate investments, net	503,551	194,601
Cash and cash equivalents	280,378	11,500
Restricted cash	2,288	737
Derivatives, at fair value	555	734
Receivable for sale of common stock	12,398	1,766
Prepaid expenses and other assets	16,063	3,454
Deferred costs, net	4,759	2,135
Total assets	$819,992	$214,927

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$171,004	$76,904
Mortgage premium, net	1,539	1,663
Note payable	12,813	—
Credit Facility	36,289	—
Below-market lease liability, net	6,651	5,854
Derivatives, at fair value	5,329	2,565
Accounts payable and accrued expenses	6,611	2,519
Deferred rent	4,836	1,862
Distributions payable	3,603	840
Total liabilities	248,675	92,207
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 69,200,090 and 15,665,827 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	692	157
Additional paid-in capital	606,345	133,592
Accumulated other comprehensive (loss) income	(1,295)	319
Accumulated deficit	(34,425)	(11,348)
Total stockholders' equity	571,317	122,720
Total liabilities and stockholders' equity	$819,992	$214,927

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Rental income	$7,315	$42
Operating expense reimbursements	232	3
Total revenues	7,547	45

Expenses:
Property operating	233	—
Operating fees to affiliate	63	—
Acquisition and transaction related	16,516	—
General and administrative	976	4
Depreciation and amortization	4,354	30
Total expenses	22,142	34
Operating (loss) income	(14,595)	11
Other income (expense):
Interest expense	(1,689)	(13)
Gains on foreign currency	6	—
Loss on derivative instruments	(79)	—
Other income	8	—
Total other expense	(1,754)	(13)
Net loss	$(16,349)	$(2)

Other comprehensive income (loss):
Cumulative translation adjustment	1,248	(80)
Designated derivatives, fair value adjustments	(2,862)	104
Comprehensive (loss) income	$(17,963)	$22

Basic and diluted weighted average shares outstanding	37,602,790	439,097
Basic and diluted net loss per share	$(0.43)	NM

____________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720
Issuance of common stock	53,340,614	533	528,841	—	—	529,374
Common stock offering costs, commissions and dealer manager fees	—	—	(57,926)	—	—	(57,926)
Common stock repurchases	(10,250)	—	(102)	—	—	(102)
Common stock issued through distribution reinvestment plan	203,899	2	1,935	—	—	1,937
Share-based compensation	—	—	5	—	—	5
Distributions declared	—	—	—	—	(6,728)	(6,728)
Net loss	—	—	—	—	(16,349)	(16,349)
Other comprehensive loss	—	—	—	(1,614)	—	(1,614)
Balance, March 31, 2014	69,200,090	$692	$606,345	$(1,295)	$(34,425)	$571,317

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,349)	$(2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,399	17
Amortization of intangibles	1,955	13
Amortization of deferred financing costs	308	2
Amortization of mortgage premium	(124)	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	66	12
Share-based compensation	5	4
Net realized and unrealized mark-to-market transactions	81	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(11,747)	48
Accounts payable and accrued expenses	3,539	63
Deferred rent	2,974	49
Net cash (used in) provided by operating activities	(16,893)	206
Cash flows from investing activities:
Investment in real estate and other assets	(218,675)	—
Deposits for real estate acquisitions	(1,321)	—
Net cash used in investing activities	(219,996)	—
Cash flows from financing activities:
Net borrowings under credit facility	36,289	—
Proceeds from note payable	12,813	—
Payments on mortgage notes payable	(174)	—
Proceeds from issuance of common stock	518,742	7,239
Payments of offering costs	(56,800)	(1,144)
Payments of deferred financing costs	(2,932)	—
Distributions paid	(2,028)	(46)
Advances from affiliates, net	459	(157)
Restricted cash	(1,551)	—
Net cash provided by financing activities	504,818	5,892
Net change in cash and cash equivalents	267,929	6,098
Effect of exchange rate changes on cash	949	(1)
Cash and cash equivalents, beginning of period	11,500	262
Cash and cash equivalents, end of period	$280,378	$6,359

Supplemental Disclosures:
Cash paid for interest	$78	$12

Non-Cash Financing Activities:
Mortgage note payable used to acquire investments in real estate	$93,951	$—
Common stock issued through distribution reinvestment plan	1,937	3
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2014, the Company had 69.2 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $685.4 million. As of March 31, 2014, the aggregate value of all the common stock outstanding was $691.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, the Company owned fifty properties consisting of 3.6 million rentable square feet, which were 100.0% leased, with a remaining lease term of 13.3 years.
Substantially all of the Company's business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2014 other than the updates described below.
Recently Issued Accounting Pronouncements
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the three months ended March 31, 2014. There were no assets acquired during the three months ended March 31, 2013.

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2014	March 31, 2013
Real estate investments, at cost:
Land	$36,472	$—
Buildings, fixtures and improvements	149,327	—
Total tangible assets	185,799	—
Acquired intangibles:
In-place leases	101,413	—
Above market lease asset	26,383	—
Below market lease liability	(969)	—
Total assets acquired, net	312,626	—
Mortgage notes payable used to acquire real estate investments	(93,951)	—
Cash paid for acquired real estate investments	$218,675	$—
Number of properties purchased	13	—
Land, buildings, fixtures and improvements and in-place lease intangibles of $84.2 million, are comprised of $15.4 million, $45.5 million and $23.3 million, respectively, which have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2013 and during the three months ended March 31, 2014:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2013	37	$184,890
Three Months ended March 31, 2014	13	310,956
Portfolio as of March 31, 2014	50	$495,846
____________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $16.5 million from the three months ended March 31, 2014.

	Three Months Ended March 31,
(In thousands)	2014	2013
Pro forma revenues	$11,694	$7,202
Pro forma net loss	$4,240	$5,214

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$32,016
2015	42,913
2016	43,553
2017	43,956
2018	44,365
Thereafter	398,421
$605,224
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of March 31, 2014 and March 31, 2013.

	March 31,
Tenant	2014	2013
Crown Crest Group Limited	14.8%	*
Aviva Life & Pensions UK Ltd.	10.3%	*
McDonald's Property Company Limited	*	100.0%
__________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the states and countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2014 and March 31, 2013.

	March 31,
State or Country	2014	2013
United Kingdom	56.6%	100.0%

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company entered into a credit agreement which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On March 26, 2014, the Company amended the credit facility to increase aggregate borrowings to $100.0 million.
The Company has the option, based upon its corporate leverage, to have the credit facility priced at either the Alternate Base Rate (as defined below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the credit facility exceeds or is equal to or less than 50% of the available facility, respectively. As of March 31, 2014, total outstanding advances under the credit facility were $36.3 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2014 and December 31, 2013, was $35.7 million and $31.1 million, respectively.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2014, the Company was in compliance with the financial covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2014 and December 31, 2013 consisted of the following:

	Encumbered Properties	Outstanding Loan Amount			Effective Interest Rate		Interest Rate
Portfolio		March 31, 2014		December 31, 2013				Maturity
		(In thousands)		(In thousands)
McDonald's	1	$1,265	(1)	$1,253	4.1%	(2)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,239	(1)	3,209	3.7%	(2)	Fixed	May 2018
Everything Everywhere	1	6,656	(1)	6,596	4.0%	(2)	Fixed	Jun. 2018
Thames Water	1	9,984	(1)	9,894	4.1%	(2)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,746	(1)	2,721	4.2%	(2)	Fixed	Jul. 2018
Northern Rock	2	8,736	(1)	8,657	4.4%	(2)	Fixed	Sep. 2018
Wickes Building Supplies III	1	3,161	(1)	3,133	4.3%	(2)	Fixed	Nov. 2018
Western Digital	1	18,471		18,541	5.3%		Fixed	Jul. 2021
Encanto	18	22,795		22,900	6.3%		Fixed	Jun. 2017
Rheinmetall	1	14,578		—	2.6%	(2)	Fixed	Jan. 2019
Provident Financial	1	21,216		—	4.1%	(2)	Fixed	Feb. 2019
Crown Crest Group Limited	1	32,032		—	4.2%	(2)	Fixed	Feb. 2019
Aviva Life & Pensions UK Ltd.	1	26,125		—	3.8%	(2)	Fixed	Mar. 2019
Total	31	$171,004		$76,904	4.4%
____________________
(1) Change in principal balances are related to changes in exchange rates.
(2) Fixed as a result of entering into a swap agreement.
The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to March 31, 2014 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2014 — December 31, 2014	$505
2015	721
2016	758
2017	23,183
2018	34,858
Thereafter	110,979
$171,004
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios.  As of March 31, 2014 and December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Foreign currency swaps	$—	$(5,013)	$—	$(5,013)
Interest rate swaps, net	$—	$239	$—	$239
December 31, 2013
Foreign currency swap	$—	$(2,565)	$—	$(2,565)
Interest rate swap	$—	$734	$—	$734
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$171,004	$172,804	$78,567	$77,698
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
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and year ended December 31, 2013, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	March 31, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	11	$129,738	7	$35,465
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments it holds in foreign countries which pay rental income, property related expenses and hold debt instruments in foreign currencies. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
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
As of March 31, 2014 and December 31, 2013, the Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations:

	March 31, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	11	$141,966	7	$35,597
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.
Non-designated Hedges
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives including currency forward agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and a loss of $79,000 was recognized for the three months ended March 31, 2014. The company did not have any derivatives that were not designated in 2013.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
GBP-USD forwards	12	$3,036	—	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$555	$734
Interest rate swap	Derivative liabilities, at fair value	$(316)	$—
Foreign currency swaps	Derivative liabilities, at fair value	$(4,934)	$(2,565)
GBP-USD Forwards	Derivative liabilities, at fair value	$(79)	$—
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014. The Company did not have any interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013.

	Three Months Ended March 31,
(In thousands)	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$(3,212)	$106
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(206)	$(2)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2014	$555	$(5,329)	$—	$(4,774)	$—	$—	$(4,774)
December 31, 2013	$734	$(2,565)	$—	$(1,831)	$—	$—	$(1,831)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2014, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.3 million. As of March 31, 2014, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 8 — Common Stock
The Company had 69.2 million and 15.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $685.4 million and $154.2 million as of March 31, 2014 and December 31, 2013, respectively.
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
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of March 31, 2014, no shares of common stock had been repurchased or requested to be repurchased. The Company funds repurchases from proceeds from the sale of common stock.
Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2014, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of March 31, 2014 and December 31, 2013, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of March 31, 2014 and December 31, 2013, the Company had $1,000 payable to and $459,000 receivable from affiliated entities, respectively, primarily related to funding the payment of third party professional fees and offering costs, net of general and administrative expenses absorbed by the Advisor.
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

The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees from Dealer Manager	$49,253	$763	$1,184	$176

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$8,074	$229	$306	$293
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $4.8 million.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2014, cumulative offering costs were $78.4 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of March 31, 2014.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
The number of Class B units to be issued will be based on: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of March 31, 2014, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. During the three months ended March 31, 2014, the board of directors approved the issuance of 39,792 Class B Units to the Advisor and the Service Provider in connection with this agreement. No class B units were issued during the three months ended March 31, 2013.
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
March 31, 2014
(Unaudited)

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2014		2013		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,931	$—	$—	$—	$—	$—
Financing coordination fees	1,144	—	—	—	—	—
Ongoing fees:
Property management and leasing fees	63	85	—	1	18	1
Strategic advisory fees	107	—	36	—	—	—
Distributions on Class B Units	6	—	—	—	—	—
Total related party operational fees and reimbursements	$6,251	$85	$36	$1	$18	$1
__________________________
(1) Effective January 1, 2013, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2014 and 2013.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three months ended March 31, 2014 and 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
The following table details property operating and general and administrative expenses absorbed by the Advisor during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Property operating expenses absorbed	$—	$4
General and administrative expenses absorbed	—	153
Total expenses absorbed (1)	$—	$157
____________________________
(1) The Company had no receivable from the Advisor as of March 31, 2014 related to absorbed costs and had $0.5 million receivable as of December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three months ended March 31, 2014 and 2013.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts have been incurred during the three months ended March 31, 2014 and 2013.
The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees have been incurred during the three months ended March 31, 2014 and 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to be paid up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three months ended March 31, 2014 and 2013.
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
March 31, 2014
(Unaudited)

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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2014 and December 31, 2013, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	16,200	$9.00
Granted	—	9.00
Vested	—	9.00
Unvested, March 31, 2014	16,200	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $8,000 and $4,000 during the three months ended March 31, 2014 and 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2014 or 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss (in thousands)	$(16,349)	$(2)
Basic and diluted weighted average shares outstanding	37,602,790	439,097
Basic and diluted net loss per share	$(0.43)	NM
The Company had the following common share equivalents as of March 31, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	March 31,
	2014	2013
Unvested restricted stock	16,200	9,000
OP Units	22	22
Class B units	63,184	—
Total common share equivalents	79,406	9,022
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of April 30, 2014, the Company had 90.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $892.8 million, including proceeds from shares issued under the DRIP. As of April 30, 2014, the aggregate value of all share issuances was $900.0 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to March, 31, 2014	April 1, 2014 to April 30, 2014	Total
Common stock	$685,413	$207,410	$892,823
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2014 to May 14, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, March 31, 2014	50	3,580,607	$495,846
Acquisitions	11	423,690	81,832
Total portfolio, May 15, 2014	61	4,004,297	$577,678
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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees that may be substantial to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that may occur in the credit markets of the United States of America and Europe.

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
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On March 19, 2014, our board of directors approved the extension of our IPO to April 20, 2015, provided that the offering will be terminated if all 150.0 million shares of our common stock are sold before such date (subject to our right to reallocate shares offered pursuant to our DRIP for sale in our primary offering).
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2014, we had 69.2 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $685.4 million, including shares issued under the DRIP. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of March 31, 2014, we owned fifty properties consisting of 3.6 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 13.3 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider provides, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreements, 50% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are assigned to the Service Provider, solely with respect to our foreign investment strategy in Europe. Such fees are deducted from fees paid to the Advisor.
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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company's operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which ranges from seven to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Properties
The Company acquires and operates commercial properties.  All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company's portfolio of real estate properties was comprised of the following properties as of March 31, 2014:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
McDonald's	Oct. 2012	UK	1	9,094	10.0	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	10.5	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	13.3	12,365
Thames Water	Jul. 2013	UK	1	78,650	8.4	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	12.7	5,054
PPD Global Labs	Aug. 2013	US	1	73,220	10.8	9,283
Northern Rock	Sep. 2013	UK	2	86,290	9.4	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	9.5	13,415
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	14.7	6,067
Con-way Freight	Nov. 2013	US	7	105,090	9.7	12,196
Wolverine	Dec. 2013	US	1	468,635	8.8	17,201
Western Digital	Dec. 2013	US	1	286,330	6.7	28,574
Encanto	Dec. 2013	Puerto Rico	18	65,262	11.3	37,556
GE Aviation	Jan. 2014	US	1	369,000	11.8	38,857
Rheinmetall	Feb. 2014	Germany	1	320,102	9.8	28,924
Provident Financial	Feb. 2014	UK	1	117,003	11.6	41,812
Crown Crest Group Limited	Feb. 2014	UK	1	805,530	24.9	63,587
Trane	Feb. 2014	US	1	25,000	9.7	3,072
Aviva Life & Pensions UK Ltd.	Mar. 2014	UK	1	131,614	15.2	52,517
DFS Trading	Mar. 2014	UK	5	240,230	16.0	34,049
GSA - IRS	Mar. 2014	US	1	135,373	8.4	43,250
National Oilwell Varco	Mar. 2014	US	1	24,450	9.3	4,888
Portfolio, March 31, 2014			50	3,580,607	13.3	$495,846
_____________________

(1)	Remaining lease term in years as of March 31, 2014.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
Results of Operations
We purchased our first property and commenced our real estate operations in October 2012, and as such our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect significant increases in most categories.
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Rental Income
Rental income for the three months ended March 31, 2014 was $7.3 million. Rental income was driven by our acquisition of fifty properties since October 2012, for an aggregate base purchase price of $495.8 million, as of the respective acquisition dates, which are 100% leased. Rental income for the three months ended March 31, 2013 was $42,000 representing the income for the one property that we owned during the period.

Operating Expense Reimbursements
Operating expense reimbursements were $232,000 for the three months ended March 31, 2014. Pursuant to many of our lease agreements, tenants are required to pay property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and reimbursed by the tenant. Operating expense reimbursements for the three months ended March 31, 2013 was $3,000.
Property Operating Expense
Property operating expense was $233,000 for the three months ended March 31, 2014. These costs relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants. We did not incur any property operating expenses for the three months ended March 31, 2013.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services paid in the form of Class B Units, which will be forfeited unless certain conditions are met. During the three months ended March 31, 2014, the board of directors approved the issuance of 39,792 Class B Units to the Advisor at a price of $9.00 per unit. We did not incur any asset management fees for the three months ended March 31, 2013.
Our Property Manager and Service Provider are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2014, we incurred $63,000 in property management fees owed to the Service Provider. The Property Manager elected to waive its property management fees of $85,000 for the three months ended March 31, 2014. Had the Property Manager not elected to waive these fees, we would have incurred property management fees of $148,000 for the three months ended March 31, 2014. We did not incur any operating fees to affiliates for the three months ended March 31, 2013.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended March 31, 2014 of $16.5 million were related to the purchase of thirteen properties with an aggregate base purchase price of $311.0 million, as of the respective acquisition dates. We did not acquire any properties during the three months ended March 31, 2013 and therefore had no acquisition and transaction related costs.
General and Administrative Expense
General and administrative expense of $976,000 for the three months ended March 31, 2014, primarily included board member compensation, directors and officers liability insurance, taxes on international operations and professional fees. General and administrative expense for the three months ended 2013 was $4,000.
Depreciation and Amortization Expense
Depreciation and amortization expense of $4.4 million for the three months ended March 31, 2014 related to our acquisition of fifty properties since October 2012 with an aggregate base purchase price of $495.8 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We had $30,000 of depreciation and amortization expense for the three months ended March 31, 2013.
Interest Expense
Interest expense of $1.7 million for the three months ended March 31, 2014 related to our mortgage notes payable of $171.0 million with an effective interest rate of 4.4%, which was used to fund a portion of our properties purchased. Interest expense for the three months ended March 31, 2013 was $13,000.
Gains on Foreign Currency
Gains on foreign currency for the three months ended March 31, 2014 of $6,000 reflecting the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated. No gain on foreign currency was realized for the three months ended March 31, 2013.

Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash used in operating activities was $16.9 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rental payments. Cash flows used in operating activities during the three months ended March 31, 2014 included $16.5 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $11.7 million (net loss of $16.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $4.6 million) and an increase in prepaid expenses of $11.7 million primarily related to prepaid professional fees. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $3.5 million related to professional fees and interest payable and an increase in deferred rent of $3.0 million.
Net cash used in investing activities during the three months ended March 31, 2014 of $220.0 million, primarily related to our acquisition of 13 properties with an aggregate base purchase price of $311.0 million, were partially funded with mortgage notes payable of $94.0 million. Net cash used in investing activities also includes a deposit of $1.3 million on a potential future acquisition.
Net cash provided by financing activities of $504.8 million during the three months ended March 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $518.7 million, partially offset by payments related to offering costs of $56.8 million, payments of deferred financing costs of $2.9 million, distributions to stockholders of $2.0 million and net advances from affiliates of $0.5 million.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash used in operating activities was $0.2 million, primarily due to a net loss adjusted for non-cash items and changes in assets and liabilities.
Net cash provided by financing activities of $5.9 million during the three months ended March 31, 2013, related to proceeds, net of receivables, from the issuance of common stock of $7.2 million, partially offset by payments related to offering costs of $1.1 million and net advances from affiliates of $0.2 million.
Liquidity and Capital Resources
As of March 31, 2014, we had cash of $280.4 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. See Note 5 - Mortgage Notes Payable to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations. On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On March 26, 2014, the Company amended the credit facility to increase aggregate borrowings to $100 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. The Company has the option, based upon its corporate leverage, to have the credit facility priced at either the Alternate Base Rate (as defined below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the credit facility exceeds or is equal to or less than 50% of the available facility, respectively. As of March 31, 2014, total outstanding advances under the credit facility were $36.3 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2014 and December 31, 2013, was $35.7 million and $31.1 million, respectively.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2014, we had secured mortgage notes payable of $171.0 million. Our secured debt leverage ratio was 33.9% (total secured debt as a percentage of total real estate investments on the date of acquisition) as of March 31, 2014.
We intend to maintain 5% of our NAV in excess of $1 billion in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. The Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a relatively limited time frame of significant acquisition activity. We are using the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering which is scheduled to expire on April 20, 2015. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are investing the proceeds from the IPO and acquiring properties. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have defined acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO:

Three Months Ended
(In thousands)	March 31, 2014
Net loss (in accordance with GAAP)	$(16,349)
Depreciation and amortization	4,354
FFO	(11,995)
Acquisition fees and expenses (1)	16,516
Amortization of above or accretion of below market leases (2)	66
Straight-line rent (3)	(592)
Mark-to-market adjustments	79
Gains on foreign currency (4)	(6)
Amortization of mortgage premium	(124)
MFFO	$3,944
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
The distributions began to accrue on November 28, 2012. The first distribution was paid in December 2012. During the three months ended ended March 31, 2014, distributions paid to common stockholders were $4.0 million, inclusive of $1.9 million of distributions in respect of shares issued under the DRIP. During the three months ended ended March 31, 2014, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2014
(In thousands)		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$2,028
Distributions reinvested	1,937
Total distributions	$3,965

Source of distribution coverage:
Cash flows provided by operations	$—	—%
Proceeds from issuance of common stock	2,028	51.1%
Common stock issued under the DRIP / offering proceeds	1,937	48.9%
Proceeds from financings	—	—%
Total sources of distribution coverage	$3,965	100.0%

Cash flows used in operations (GAAP basis)	$(16,893)

Net loss (in accordance with GAAP) (2)	$(16,349)
__________________________
(1) Excludes distributions on Class B units
(2) Cash flows used in operations for the three months ended March 31, 2014 reflects acquisition and transaction related expenses of $16.5 million. There were no such expenses reflected in cash flows provided by operations during the three months ended March 31, 2013, as we did not purchase any properties during such period.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through March 31, 2014:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2014
Distributions paid:
Common stockholders in cash	$3,791
Common stockholders pursuant to DRIP / offering proceeds	3,257
Total distributions paid	$7,048

Reconciliation of net loss:
Revenues	$11,528
Acquisition and transaction-related expenses	(24,489)
Depreciation and amortization	(6,487)
Other operating expenses	(1,622)
Other non-operating expense	(2,697)
Net loss (in accordance with GAAP) (1)	$(23,767)
___________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2014:

		April 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal Payments Due:
Mortgage notes payable (1)	$171,004	$505	$1,479	$58,041	$110,979
Interest Payments Due:
Mortgage notes payable (2)	$35,740	$5,399	$14,828	$12,209	$3,304
___________________
(1) As of March 31, 2014, the weighted average maturity date was January 12, 2019.
(2) As of March 31, 2014, the effective interest rate was 4.40%.

Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify, and continue to qualify, for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Off-Balance Sheet Arrangements
On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On March 26, 2014, the Company amended the credit facility to increase aggregate borrowings to $100.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. As of March 31, 2014, total outstanding advances under the credit facility were $36.3 million. There were no advances outstanding under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2014 and December 31, 2013, was $35.7 million and $31.1 million, respectively.
We have no off-balance sheet arrangements as of March 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of March 31, 2014, our debt included a fixed-rate secured mortgage financing, with a carrying value of $171.0 million and a fair value of $172.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.3 million.

At March 31, 2014 our debt included a variable-rate revolving credit facility with a carrying and fair value of $36.3 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.4 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows used in operations were $16.9 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we paid distributions of $4.0 million, of which $4.0 million, or 100.0%, was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. During the three months ended March 31, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $3.5 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2014, there would have been $3.5 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.

On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2014, we have issued 69.2 million shares of our common stock, and received $685.4 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Selling commissions and dealer manager fees	$49,253
Other offering costs	8,673
Total offering costs	$57,926
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Total commissions paid to the Dealer Manager	$49,253
Less:
Commissions to participating brokers	(33,476)
Reallowance to participating broker dealers	(4,735)
Net to the Dealer Manager	$11,042
As of March 31, 2014, cumulative offering costs included $74.9 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of March 31, 2014, we have incurred $78.4 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of March 31, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $607.0 million at March 31, 2014.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, we have used the net proceeds from our IPO and debt financing to purchase fifty properties with an aggregate base purchase price of $495.8 million.
We did not repurchase any of our securities during the three months ended March 31, 2014.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Amy B. Boyle
Amy B. Boyle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.25 *	Sale and purchase agreement, dated November 19, 2013, between Axiom Asset 1 GmbH & Co. KG and ARC RMNUSBER01, LLC
10.26 *	Agreement for lease, dated December 24, 2013, between Coolatinney Developments Limited and ARC PFBFDUK001, LLC
10.27 *
Sale and purchase agreement, dated December 31, 2013, among Crown Crest Property Developments Limited, ARC CCLTRUK001, LLC, Crown Crest (Leicester) Plc and Crown Crest Group Limited and Poundstretcher Limited

10.28 *	Sale and purchase agreement, dated January 21, 2014, between Holaw (472) Limited and ARC ALSFDUK001, LLC
10.29 *	Loan Agreement, dated February 5, 2014, between ARC RMNUSGER01 LLC and Deutsche Pfandbriefbank AG
10.30 *	Facility Letter, dated January 30, 2014, between Santander UK Plc and ARC PFBDUK001, LLC
10.31 *	Facility Letter, dated February 13, 2014, between Santander UK Plc and ARC CCLTRUK001, LLC
10.32 *	Facility Agreement, dated March 7, 2014, among ARC ALSFDUK001, LLC, Royal Bank of Scotland International Limited and the other parties named therein
10.33 *	Omnibus Amendment to Loan Documents, dated as of March 26, 2014, among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_______________________
*    Filed herewith