Form 10-Q
period 2014-06-30
American Realty Capital Global Trust, Inc.
filed 2014-08-11
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the registrant had 174,910,521 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$139,993	$44,647
Buildings, fixtures and improvements	447,088	104,362
Acquired intangible lease assets	230,805	47,899
Total real estate investments, at cost	817,886	196,908
Less accumulated depreciation and amortization	(15,240)	(2,307)
Total real estate investments, net	802,646	194,601
Cash and cash equivalents	936,544	11,500
Restricted cash	2,012	737
Derivatives, at fair value	1,030	734
Receivable for sale of common stock	1,758	1,766
Prepaid expenses and other assets	9,365	3,454
Deferred costs, net	9,318	2,135
Total assets	$1,762,673	$214,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$179,624	$76,904
Mortgage premium, net	1,415	1,663
Credit facility	71,628	—
Below-market lease liability, net	8,827	5,854
Derivatives, at fair value	7,982	2,565
Accounts payable and accrued expenses	8,357	2,519
Deferred rent	6,702	1,862
Distributions payable	9,028	840
Total liabilities	293,563	92,207
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 172,338,258 and 15,665,827 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,723	157
Additional paid-in capital	1,529,345	133,592
Accumulated other comprehensive income	181	319
Accumulated deficit	(62,139)	(11,348)
Total stockholders' equity	1,469,110	122,720
Total liabilities and stockholders' equity	$1,762,673	$214,927

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$13,223	$200	$20,538	$242
Operating expense reimbursements	405	—	637	3
Total revenues	13,628	200	21,175	245

Expenses:
Property operating	786	—	1,019	—
Operating fees to affiliate	139	5	202	5
Acquisition and transaction related	8,244	1,320	24,759	1,320
General and administrative	1,535	11	2,511	15
Depreciation and amortization	7,640	124	11,994	154
Total expenses	18,344	1,460	40,485	1,494
Operating loss	(4,716)	(1,260)	(19,310)	(1,249)
Other income (expense):
Interest expense	(2,614)	(52)	(4,304)	(65)
(Losses) gains on foreign currency	(26)	18	(19)	18
Loss on derivative instruments	(171)	—	(250)	—
Other income	48	—	55	—
Total other expense	(2,763)	(34)	(4,518)	(47)
Net loss	$(7,479)	$(1,294)	$(23,828)	$(1,296)

Other comprehensive income (loss):
Cumulative translation adjustment	3,481	(168)	4,733	(248)
Designated derivatives, fair value adjustments	(2,008)	346	(4,871)	450
Comprehensive loss	$(6,006)	$(1,116)	$(23,966)	$(1,094)

Basic and diluted weighted average shares outstanding	111,819,848	2,755,487	74,916,338	1,603,691
Basic and diluted net loss per share	$(0.07)	$(0.47)	$(0.32)	$(0.81)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720
Issuance of common stock	155,597,670	1,555	1,545,448	—	—	1,547,003
Common stock offering costs, commissions and dealer manager fees			(159,821)	—	—	(159,821)
Common stock repurchases	(11,345)	—	(113)	—	—	(113)
Common stock issued through distribution reinvestment plan	1,076,050	11	10,212	—	—	10,223
Share-based compensation	10,056	—	27	—	—	27
Distributions declared	—	—	—	—	(26,963)	(26,963)
Net loss	—	—	—	—	(23,828)	(23,828)
Other comprehensive loss	—	—	—	(138)	—	(138)
Balance, June 30, 2014	172,338,258	$1,723	$1,529,345	$181	$(62,139)	$1,469,110

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,828)	$(1,296)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,680	70
Amortization of intangibles	5,314	84
Amortization of deferred financing costs	806	8
Amortization of mortgage premium	(248)	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	414	25
Share-based compensation	27	8
Net realized and unrealized mark-to-market transactions	250	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(886)	(705)
Accounts payable and accrued expenses	5,862	408
Deferred rent	4,840	315
Net cash used in operating activities	(769)	(1,083)
Cash flows from investing activities:
Investment in real estate and other assets	(514,084)	(9,046)
Deposits for real estate acquisitions	(5,484)	(500)
Net cash used in investing activities	(519,568)	(9,546)
Cash flows from financing activities:
Borrowings under credit facility	91,199	—
Repayments on credit facility	(19,571)	—
Proceeds from notes payable	13,119	—
Payments on notes payable	(13,119)	—
Payments on mortgage notes payable	(338)	—
Proceeds from issuance of common stock	1,547,011	45,932
Payments of offering costs	(159,283)	(6,531)
Payments of deferred financing costs	(7,989)	(317)
Distributions paid	(8,552)	(236)
Advances from affiliates, net	459	(238)
Restricted cash	(1,275)	—
Net cash provided by financing activities	1,441,661	38,610
Net change in cash and cash equivalents	921,324	27,981
Effect of exchange rate changes on cash	3,720	(172)
Cash and cash equivalents, beginning of period	11,500	262
Cash and cash equivalents, end of period	$936,544	$28,071

Supplemental Disclosures:
Cash paid for interest	$2,400	$25
Cash paid for income taxes	9	—
Non-Cash Financing Activities:
Mortgage note payable used to acquire investments in real estate	$101,880	$9,045
Common stock issued through distribution reinvestment plan	10,223	105
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock issuable pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. On June 13, 2014, as permitted, the Company announced the reallocation of 23.8 million shares, which represented all remaining unsold shares available pursuant to the DRIP. Concurrent with such reallocation, on June 17, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
On October 24, 2012, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of June 30, 2014, the Company had 172.3 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $1.7 billion including DRIP. As of June 30, 2014, the aggregate value of all the common stock outstanding was $1.7 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
Until the filing of the Company's second Quarterly Report on Form 10-Q with the SEC (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $9.50 per share, which is equal to 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering; and the per share purchase price in the DRIP will be equal to the NAV per share.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2014, the Company owned 96 properties consisting of 6.2 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 12.1 years.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company has no direct employees. American Realty Capital Global Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager, Special Limited Partner, and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and many of which have, or may, receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees are deducted from fees paid to the Advisor.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2014 other than the updates described below.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2013 and during the six months ended June 30, 2014:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2013	37	$184,890
Six Months ended June 30, 2014	59	609,737
Portfolio as of June 30, 2014	96	$794,627
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
The following table presents the allocation of the assets acquired during the six months ended June 30, 2014 and 2013.

	Six Months Ended
(Dollar amounts in thousands)	June 30, 2014	June 30, 2013
Real estate investments, at cost:
Land	$94,839	$6,237
Buildings, fixtures and improvements	342,617	4,868
Total tangible assets	437,456	11,105
Intangibles acquired:
In-place leases	151,957	6,986
Above market lease asset	29,880	—
Below market lease liability	(3,329)	—
Total assets acquired, net	615,964	18,091
Mortgage notes payable used to acquire real estate investments	(101,880)	(9,045)
Cash paid for acquired real estate investments	$514,084	$9,046
Number of properties purchased	59	2
The allocations in the table above of land, buildings, fixtures and improvements, and in-place lease intangibles have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $24.8 million from the six months ended June 30, 2014.

	Six Months Ended June 30,
(In thousands)	2014	2013
Pro forma revenues	$43,678	$34,578
Pro forma net income	$3,479	$1,176

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 - December 31, 2014	$33,837
2015	68,050
2016	69,012
2017	69,679
2018	70,281
Thereafter	560,073
$870,932
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of June 30, 2014 and June 30, 2013.

	June 30,
Tenant	2014	2013
United States of America	11.1%	*
McDonald's Property Company Limited	*	100.0%
_______________________________________________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the states and countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and June 30, 2013.

	June 30,
Country or State (if domestic)	2014	2013
United Kingdom	40.3%	100.0%
Texas	12.7%	—%
Note 4 — Revolving Credit Facility
On July 25, 2013, the Company through the OP entered into a credit agreement relating to a credit facility that provides for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On March 26, 2014, the Company amended the credit agreement to increase aggregate borrowings under the facility to $100.0 million. On June 24, 2014, the Company further amended the credit agreement to increase aggregate borrowings under the facility to $330.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company has the option, based upon its corporate leverage, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit facility agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% and (c) the Adjusted LIBOR for a month period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the credit facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the credit facility is less than 50% of the available facility.
As of June 30, 2014, total outstanding advances under the credit facility were $71.6 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2014 and December 31, 2013, was $37.8 million and $31.1 million, respectively.
The credit agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in July 2016. The credit agreement also contains two one-year extension options, subject to certain conditions. The credit facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the credit agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The credit agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.
Note 5 — Mortgage Notes Payable
Mortgage notes payable as of June 30, 2014 and December 31, 2013 consisted of the following:

	Encumbered Properties	Outstanding Loan Amount			Effective Interest Rate		Interest Rate
Portfolio		June 30, 2014		December 31, 2013				Maturity
		(In thousands)		(In thousands)
McDonald's	1	$1,295	(1)	$1,253	4.1%	(2)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,316	(1)	3,209	3.7%	(2)	Fixed	May 2018
Everything Everywhere	1	6,815	(1)	6,596	4.0%	(2)	Fixed	Jun. 2018
Thames Water	1	10,223	(1)	9,894	4.1%	(2)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,811	(1)	2,721	4.2%	(2)	Fixed	Jul. 2018
Northern Rock	2	8,945	(1)	8,657	4.4%	(2)	Fixed	Sep. 2018
Wickes Building Supplies III	1	3,237	(1)	3,133	4.3%	(2)	Fixed	Nov. 2018
Western Digital	1	18,405		18,541	5.3%		Fixed	Jul. 2021
Encanto	18	22,697		22,900	6.3%		Fixed	Jun. 2017
Rheinmetall	1	14,467	(1)	—	2.6%	(2)	Fixed	Jan. 2019
Provident Financial	1	21,723	(1)	—	4.1%	(2)	Fixed	Feb. 2019
Crown Crest Group Limited	1	32,798	(1)	—	4.2%	(2)	Fixed	Feb. 2019
Aviva Life & Pensions UK Ltd.	1	26,750	(1)	—	3.8%	(2)	Fixed	Mar. 2019
OBI DIY	1	6,142		—	2.4%		Fixed	Jan. 2019
Total	32	$179,624		$76,904	4.3%
___________________________________________________________
(1) Movement in principal balances are related to changes in exchange rates.
(2) Fixed as a result of an interest rate swap agreement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to June 30, 2014 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2014 — December 31, 2014	$342
2015	721
2016	758
2017	23,213
2018	35,684
Thereafter	118,906
$179,624
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios.  As of June 30, 2014 and December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated at the fair value hierarchy level within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
Foreign currency swaps, net	$—	$(7,380)	$—	$(7,380)
Foreign currency forwards, net	$—	$(247)	$—	$(247)
Interest rate swaps, net	$—	$675	$—	$675
December 31, 2013
Foreign currency swap	$—	$(2,565)	$—	$(2,565)
Interest rate swap	$—	$734	$—	$734
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1) at	Fair Value at	Carrying Amount(2) at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$181,039	$183,042	$78,567	$77,698
__________________________________________________________
(1) Carrying value includes $179.6 million mortgage notes payable and $1.4 million mortgage premiums, net as of June 30, 2014.
(2) Carrying value includes $76.9 million mortgage notes payable and $1.7 million mortgage premiums, net as of December 31, 2013.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company's cash receipts and payments in the Company's functional currency, the U.S. dollar. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2014 and year ended December 31, 2013, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $4.5 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	June 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	15	$205,551	7	$35,465
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
As of June 30, 2014 and December 31, 2013, the Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations:

	June 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	12	$139,427	7	$35,597
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity which wholly owns the Sponsor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Non-designated Hedges
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives including currency forward agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and a loss of $0.3 million was recognized for the six months ended June 30, 2014. The company did not have any derivatives that were not designated in 2013.
As of June 30, 2014 and December 31, 2013, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
GBP-USD forwards	42	$5,238	—	$—
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$1,017	$734
Foreign currency swaps	Derivative assets, at fair value	$13	$—
Interest rate swaps	Derivative liabilities, at fair value	$(342)	$—
Foreign currency swaps	Derivative liabilities, at fair value	$(7,393)	$(2,565)
GBP-USD Forwards	Derivative liabilities, at fair value	$(247)	$—
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$(2,607)	340	$(5,819)	442
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(396)	(6)	$(602)	(8)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	—	$—	—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2014	$1,030	$(7,982)	$—	$(6,952)	$—	$—	$(6,952)
December 31, 2013	$734	$(2,565)	$—	$(1,831)	$—	$—	$(1,831)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2014, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.9 million. As of June 30, 2014, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
The Company had 172.3 million and 15.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.7 billion and $154.2 million as of June 30, 2014 and December 31, 2013, respectively.
On October 5, 2012, the Company's board of directors authorized and the Company declared a distribution which is payable to stockholders of record each day during the applicable period at a rate equal to $0.00194520548 per day equivalent to a per annum yield of 7.10% based on $10.00 price per share of common stock. The distributions began to accrue on November 28, 2012, 30 days following the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of June 30, 2014, no shares of common stock had been repurchased under the Share Repurchase Program.
Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2014, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 10 — Related Party Transactions
As of June 30, 2014 and December 31, 2013, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of June 30, 2014 and December 31, 2013, the Company had $4,000 payable to and $459,000 receivable from affiliated entities, respectively, primarily related to funding the payment of third party professional fees and offering costs, net of general and administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager is paid selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% of the applicable gross proceeds (not including selling commissions and dealer manager fees).

The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees to Dealer Manager	$97,303	$3,858	$146,556	$4,621	$164	$176
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or by the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and offering cost reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements to the Advisor and Dealer Manager	$3,672	$281	$11,746	$510	$578	$293
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2014, offering and related costs, excluding commissions and dealer manager fees, did not exceeded 1.5% of gross proceeds received from the IPO.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2014, cumulative offering costs were $180.3 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider is paid 50% of the acquisition fees and the Advisor is paid the remaining 50%, as set forth in the service provider agreement. The Advisor is also reimbursed for insourced expenses incurred in the process of acquiring properties, which are fixed initially at 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company will pay third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the total of all acquisition fees and acquisition expenses (including any financing coordination fee) may not exceed 4.5% of the aggregate contract purchase price of the Company's portfolio or 4.5% of the amount advanced for all loans or other investments.
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
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager is paid a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The number of Class B units to be issued will be equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of June 30, 2014, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. During the six months ended June 30, 2014, the board of directors approved the issuance of 146,767 Class B Units to the Advisor and the Service Provider in connection with this agreement. No class B units were issued during the six months ended June 30, 2013.
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
Solely with respect to our investment activities in Europe, the Service Provider or other entity providing property management services with respect to such investments is paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager is paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement.
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over approximately 18 months, the estimated remaining term of the IPO as of the date of the agreement, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2014		2013		2014		2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,224	$—	$295	$—	$9,155	$—	$295	$—	$173	$—
Financing coordination fees	1,703	—	69	—	2,847	—	69	—	—	—
Ongoing fees:
Property management and leasing fees	124	118	5	—	187	203	5	1	35	1
Strategic advisory fees	108	—	108	—	215	—	144	—	—	—
Distributions on Class B Units	21	—	—	—	27	—	—	—	—	—
Total related party operational fees and reimbursements	$6,180	$118	$477	$—	$12,431	$203	$513	$1	$208	$1
___________________________________________________________________________
(1) Effective January 1, 2013, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2014 and 2013.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in our return on stockholders' capital exceeding 6.0% per annum. Solely with respect to our investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three and six months ended June 30, 2014 and 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Property operating expenses absorbed	$—	$—	$—	$4
General and administrative expenses absorbed	—	323	—	476
Total expenses absorbed (1)	$—	$323	$—	$480
___________________________________________________________________
(1) The Company had no receivable from the Advisor as of June 30, 2014 related to absorbed costs and had $0.5 million receivable as of December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three and six months ended June 30, 2014 and 2013.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of capital. No such amounts have been incurred during the three and six months ended June 30, 2014 and 2013.
The Company will distribute a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus return of capital. No such distributions have been paid during the three and six months ended June 30, 2014 and 2013. Neither the Advisor nor any of its affiliates can receive both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to receive up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three and six months ended June 30, 2014 and 2013.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, su

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

pervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table reflects restricted share award activity for the six months ended June 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	16,200	$9.00
Granted	9,000	9.00
Vested	(3,600)	9.00
Unvested, June 30, 2014	21,600	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $17,000 and $8,000 during the six months ended June 30, 2014 and 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 1,056 shares of common stock issued in lieu of cash during the six months ended June 30, 2014 which resulted in additional share based compensation of $10,000. There were no such shares of common stock issued in lieu of cash during the six months ended June 30, 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(7,479)	$(1,294)	$(23,828)	$(1,296)
Basic and diluted weighted average shares outstanding	111,819,848	2,755,487	74,916,338	1,603,691
Basic and diluted net loss per share	$(0.07)	$(0.47)	$(0.32)	$(0.81)
The Company had the following common share equivalents as of June 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2014	2013
Unvested restricted stock	21,600	16,200
OP Units	22	22
Class B units	170,159	572
Total common share equivalents	191,781	16,794
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of July 31, 2014, the Company had 174.9 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $1.7 billion, including proceeds from shares issued under the DRIP. As of July 31, 2014, the aggregate value of all share issuances was $1.7 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2014	July 1, 2014 to July 31, 2014	Total
Common stock	$1,711,360	$25,250	$1,736,610

Acquisitions
The following table presents certain information about the properties that the Company acquired from July 1, 2014 to July 31, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2014	96	6,224,992	$794,627
Acquisitions	13	1,710,472	346,850
Total portfolio, July 31, 2014	109	7,935,464	$1,141,477
__________________________________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Revolving Credit Facility
On July 25, 2013, the Company entered into a credit facility agreement which allows for total borrowings of up to $50.0 million. The credit facility agreement contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On July 31, 2014, the Company subsequently amended the credit facility agreement to increase aggregate borrowings to $415.0 million.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some, but not all, of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees that may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to incur additional debt, borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

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
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On March 19, 2014, our board of directors approved the extension of our IPO to April 20, 2015, provided that the offering will be terminated if all 150.0 million shares of our common stock are sold before such date. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
On October 24, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of June 30, 2014, we had 172.3 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $1.7 billion, including shares issued under the DRIP. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe with a potential additional 10% allocation of properties elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of June 30, 2014, we owned ninety-six properties consisting of 6.2 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 12.1 years.
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

Properties
The Company acquires and operates commercial properties.  All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company's portfolio of real estate properties was comprised of the following properties as of June 30, 2014:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
McDonald's	Oct. 2012	UK	1	9,094	9.7	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	10.3	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	13.0	12,365
Thames Water	Jul. 2013	UK	1	78,650	8.2	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	12.5	5,054
PPD Global Labs	Aug. 2013	US	1	73,220	10.5	9,283
Northern Rock	Sep. 2013	UK	2	86,290	9.2	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	9.3	13,415
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	14.4	6,067
Con-way Freight	Nov. 2013	US	7	105,090	9.4	12,196
Wolverine	Dec. 2013	US	1	468,635	8.6	17,201
Western Digital	Dec. 2013	US	1	286,330	6.4	28,574
Encanto	Dec. 2013	Puerto Rico	18	65,262	11.0	37,556
GE Aviation	Jan. 2014	US	1	369,000	11.5	38,857
Rheinmetall	Feb. 2014	Germany	1	320,102	9.5	28,924
Provident Financial	Feb. 2014	UK	1	117,003	11.4	41,812
Crown Crest Group Limited	Feb. 2014	UK	1	805,530	24.6	63,587
Trane	Feb. 2014	US	1	25,000	9.4	3,072
Aviva Life & Pensions UK Ltd.	Mar. 2014	UK	1	131,614	15.0	52,517
DFS Trading	Mar. 2014	UK	5	240,230	15.7	34,049
GSA - IRS	Mar. 2014	US	1	135,373	8.1	43,250
National Oilwell Varco	Mar. 2014	US	1	24,450	9.1	4,888
Talk Talk	April 2014	UK	1	48,415	10.7	14,274
OBI DIY	April 2014	Germany	1	143,633	9.6	13,216
GSA II	April 2014	US	2	24,957	8.7	9,525
DFS Trading	April 2014	UK	2	39,331	15.7	6,275
GSA III	April 2014	US	2	28,364	8.5	9,697
GSA IV	May 2014	US	1	33,000	11.1	14,828
Indiana Department of Revenue	May 2014	US	1	98,542	8.5	11,654
National Oilwell Varco	May 2014	US	1	7,500	14.9	2,360
Nissan	May 2014	US	1	462,155	9.3	25,838
GSA V	June 2014	US	1	26,533	8.8	11,556
Lippert Components	June 2014	US	1	539,137	12.2	14,776
Select Energy Services I	June 2014	US	3	135,877	12.5	24,112
Bell Supply Co I	June 2014	US	6	79,829	14.5	12,225
Axon Energy Products	June 2014	US	3	213,634	12.6	20,709
Lhoist	June 2014	US	1	22,500	8.5	3,264
GE Oil & Gas	June 2014	US	2	69,846	9.2	10,956
Select Energy Services II	June 2014	US	4	143,417	12.4	20,789
Bell Supply Co II	June 2014	US	2	19,136	14.5	3,407
Superior Energy Services	June 2014	US	2	42,470	10.0	2,455
Amcor Packaging	June 2014	UK	7	294,580	10.5	13,290
GSA VI	June 2014	US	1	6,921	9.8	1,450
Nimble Storage	June 2014	US	1	164,608	7.3	52,125
Portfolio, June 30, 2014			96	6,224,992	12.1	$794,627
_____________________________________________________________________

(1)	Remaining lease term in years as of June 30, 2014.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

Results of Operations
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Rental Income
Rental income was $13.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Rental income growth was driven by our acquisition of ninety-three properties since June 30, 2013, for an aggregate base purchase price of $773.6 million, which are 100% leased.
Operating Expense Reimbursements
Operating expense reimbursements were $0.4 million for the three months ended June 30, 2014. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. There were no operating expense reimbursements for the three months ended June 30, 2013.
Property Operating Expense
Property operating expense was $0.8 million for the three months ended June 30, 2014. These costs relate to insurance on our properties, which is ultimately reimbursable by the tenants. We did not incur any property operating expenses for the three months ended June 30, 2013.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees for the provision of asset management services, which are paid in the form of Class B Units, and are subject to forfeiture unless certain conditions are met. During the three months ended June 30, 2014, the board of directors approved the issuance of 146,767 Class B Units to the Advisor at a price of $9.00 per unit. There were no asset management fees for the three months ended June 30, 2013.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2014, the Service Provider earned property management fees of $124,000. The Property Manager elected to waive its property management fees of $118,000 for the three months ended June 30, 2014. If the Property Manager had not elected to waive these fees, we would have incurred property management fees of $242,000 for the three months ended June 30, 2014. We did not incur any operating fees to affiliates for the three months ended June 30, 2013.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended June 30, 2014 of $8.2 million related to the purchase of forty-six properties with an aggregate base purchase price of $298.8 million. Acquisition and transaction related costs for the three months ended June 30, 2013 of $1.3 million related to the purchase of two properties with an aggregate base purchase price of $18.4 million.
General and Administrative Expense
General and administrative expense of $1.5 million for the three months ended June 30, 2014, primarily included board member compensation, directors and officers' liability insurance, and professional fees including international tax advice. General and administrative expense for the three months ended June 30, 2013 was $11,000.
Depreciation and Amortization
Depreciation and amortization expense of $7.6 million for the three months ended June 30, 2014 related to our acquisition of ninety-six properties since October 2012 with an aggregate base purchase price of $794.6 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense for the three months ended June 30, 2013 was $0.1 million
Interest Expense
Interest expense of $2.6 million for the three months ended June 30, 2014 related to mortgage notes payable which totaled $179.6 million at June 30, 2014 with an effective interest rate of 4.3%. Interest expense for the three months ended June 30, 2013 was $52,000.
Gains (Losses) on Foreign Currency
The loss on foreign currency for the three months ended June 30, 2014 of $26,000 reflects the effect of movements in foreign currency exchange rates. A gain on foreign currency of $18,000 was realized for the three months ended June 30, 2013.

Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $0.8 million. The level of cash flows used in or provided by operating activities is driven by the volume of acquisition activity, related rental income received, and the amount of borrowings outstanding during the period and the timing of interest payments on those borrowings. Cash flows used in operating activities during the six months ended June 30, 2014 also included $24.8 million of acquisition and transaction related costs.
Net cash used in investing activities during the six months ended June 30, 2014 was $519.6 million, primarily related to our acquisition of fifty-nine properties with an aggregate base purchase price of $609.7 million, and partially funded with $91.2 million borrowings under the credit facility.
Net cash provided by financing activities of $1.4 billion during the six months ended June 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1,547.0 million and borrowings under credit facility of $91.2 million, partially offset by offering cost payments of $159.3 million and repayments on credit facility of $19.6 million Other payments included deferred financing costs of $8.0 million, distributions to stockholders of $8.6 million and net advances from affiliates of $0.5 million.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash used in operating activities was $1.1 million, primarily due to acquisition and related costs.
Net cash provided by financing activities of $38.6 million, related to proceeds, net of receivables, from the issuance of common stock of $45.9 million, partially offset by offering cost payments of $6.5 million and net advances from affiliates of $0.2 million.
Liquidity and Capital Resources
As of June 30, 2014, we had cash of $936.5 million primarily from the net proceeds of our offering. Principal future demands on cash will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that as our portfolio matures rental income from our properties will cover operating expenses and the payment of our monthly distribution.
Generally, we fund our acquisitions through a combination of cash with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 - Mortgage Notes Payable to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
At June 30, 2014 we have a revolving credit facility that currently permits us to borrow up to $330.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. See Note 4 - Revolving Credit Facility to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of June 30, 2014, total outstanding advances under the credit facility were $71.6 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2014 and December 31, 2013, was $37.8 million and $31.1 million, respectively.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
Our current intention is to limit aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2014, we had secured mortgage notes payable of $179.6 million. Our secured debt leverage ratio was 22.6% (total secured debt as a percentage of total real estate investments on the date of acquisition) as of June 30, 2014.

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
Our board of directors has adopted a share repurchase plan that enables stockholders to sell shares back to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Since the inception of the Company, no shares of common stock have been repurchased or requested to be repurchased.
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
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. The SEC, NAREIT or another regulatory body may at some future point in time decide to standardize the allowable adjustments across the non-listed REIT industry requiring possible adjustment to our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO:

Three Months Ended
(In thousands)	June 30, 2014
Net loss (in accordance with GAAP)	$(7,479)
Depreciation and amortization	7,640
FFO	161
Acquisition fees and expenses (1)	8,244
Amortization of above or below market lease assets and liabilities (2)	348
Straight-line rent (3)	(906)
Mark-to-market adjustments	171
Losses on foreign currency (4)	26
Amortization of mortgage premium	(124)
MFFO	$7,920
________________________________________________
(1) In evaluating investments in real estate, management differentiates the costs incurred to acquire the investment from the on-going operational revenue and costs of the investment. Such information would only be comparable for non-listed REITs that have completed their acquisition activity and have similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information for comparison of each type of real estate investment and is consistent with management's analysis and evaluation of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies which may result in income recognition that is significantly different than underlying contract terms. Adjusting MFFO for these items provides useful supplemental information on the contractual cash flows and realized economic impact of lease terms and debt investments and aligns results with management's analysis and evaluation of operating performance.
(4) Represents components of net loss primarily resulting from changes in foreign exchange rates from the time acquisition deposits are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.

Distributions
The amount of distributions payable to our stockholders is determined by the board of directors and is dependent on a number of factors including funds available for distribution; our financial condition; capital expenditure requirements; requirements of Maryland law, as applicable; and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986 (the "Code").
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
Distributions accrued from November 28, 2012 with the first distribution paid in December 2012. During the six months ended June 30, 2014, distributions paid to common stockholders were $18.8 million, inclusive of $10.2 million of distributions issued under the DRIP. During the six months ended June 30, 2014, cash used to pay distributions was generated from cash flows from operations, the net proceeds of our Offering and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended
	June 30, 2014		March 31, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$6,524		$2,028		$8,552
Distributions reinvested	8,286		1,937		10,223
Total distributions	$14,810		$3,965		$18,775

Source of distribution coverage:
Cash flows provided by operations	$6,524	44.1%	$—	—%	$6,524	34.7%
Proceeds from issuance of common stock	—	—%	2,028	51.1%	2,028	10.8%
Common stock issued under the DRIP / offering proceeds	8,286	55.9%	1,937	48.9%	10,223	54.5%
Total sources of distribution coverage	$14,810	100.0%	$3,965	100.0%	$18,775	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$16,124		$(16,893)		$(769)

Net loss (in accordance with GAAP)	$(7,479)		$(16,349)		$(23,828)
______________________________________________________
(1) Excludes distributions on Class B units

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through June 30, 2014:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2014
Distributions paid:
Common stockholders in cash	$10,315
Common stockholders pursuant to DRIP / offering proceeds	11,543
Total distributions paid	$21,858

Reconciliation of net loss:
Revenues	$25,156
Acquisition and transaction-related expenses	(32,733)
Depreciation and amortization	(14,127)
Other operating expenses	(4,082)
Other non-operating expense	(5,460)
Net loss (in accordance with GAAP) (1)	$(31,246)

Cash flows used in operations	$(3,889)
___________________________________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
Our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The loan agreements stipulate compliance with specific reporting covenants. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2014:

		July 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal Payments Due:
Mortgage notes payable (1)	$179,624	$342	$1,479	$58,897	$118,906
Interest Payments Due:
Mortgage notes payable (2)	$35,548	$4,295	$15,263	$12,627	$3,363
_____________________________________________
(1) As of June 30, 2014, the weighted average maturity date was January 16, 2019.
(2) As of June 30, 2014, the effective interest rate was 4.29%.

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of June 30, 2014, our debt included fixed-rate secured mortgage financing, with a carrying value of $181.0 million and a fair value of $183.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.0 million.
At June 30, 2014 our debt included a variable-rate revolving credit facility with a carrying and fair value of $71.6 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows used in operations were $0.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we paid distributions of $18.8 million, of which $12.3 million, or 65.3%, was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. The remaining $6.5 million, or 34.7%, was funded with cash flows from operations. During the six months ended June 30, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $5.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2014, there would have been $5.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the six months ended June 30, 2014.
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock issuable pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2014, we have issued 172.3 million shares of our common stock, and received $1,711.4 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2014
Selling commissions and dealer manager fees	$160,583
Other offering costs	19,712
Total offering costs	$180,295
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2014
Total commissions paid to the Dealer Manager	$160,583
Less:
Commissions to participating brokers	(100,205)
Reallowance to participating broker dealers	(14,891)
Net to the Dealer Manager	$45,487
As of June 30, 2014, cumulative offering costs included $98.0 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of June 30, 2014, we have incurred $180.3 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $1,531.1 million at June 30, 2014.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2014, we have used debt financing of approximately $251.3 million and the net proceeds from our IPO to purchase 96 properties with an aggregate base purchase price of $794.6 million. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. See Distributions in Management's Discussion and Analysis of Financial Condition for further discussion.
We did not repurchase any of our securities during the three months ended June 30, 2014.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Patrick J. Goulding
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.34 *	Agreement for Purchase and Sale of Real Property, dated April 29, 2014, between AR Capital, LLC and Mesa Real Estate Partners, L.P.
10.35 *
Third Amendment to Credit Agreement, dated as of June 24, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________
*    Filed herewith