Form 10-Q
period 2014-09-30
American Realty Capital Global Trust, Inc.
filed 2014-11-14
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-177563
American Realty Capital Global Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

As of October 31, 2014, the registrant had 176,823,193 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$249,496	$44,647
Buildings, fixtures and improvements	1,015,742	104,362
Acquired intangible lease assets	429,620	47,899
Total real estate investments, at cost	1,694,858	196,908
Less accumulated depreciation and amortization	(30,344)	(2,307)
Total real estate investments, net	1,664,514	194,601
Cash and cash equivalents	263,948	11,500
Restricted cash	7,192	737
Derivatives, at fair value	4,056	734
Receivable for sale of common stock	2	1,766
Prepaid expenses and other assets	15,504	3,454
Deferred costs, net	10,246	2,135
Total assets	$1,965,462	$214,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$172,483	$76,904
Mortgage premium, net	1,290	1,663
Credit facility	299,747	—
Below-market lease liability, net	8,743	5,854
Derivatives, at fair value	3,520	2,565
Accounts payable and accrued expenses	9,623	2,519
Deferred rent	18,105	1,862
Distributions payable	10,268	840
Total liabilities	523,779	92,207
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 176,205,356 and 15,665,827 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,762	157
Additional paid-in capital	1,558,509	133,592
Accumulated other comprehensive (loss) income	(448)	319
Accumulated deficit	(118,140)	(11,348)
Total stockholders' equity	1,441,683	122,720
Total liabilities and stockholders' equity	$1,965,462	$214,927

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rental income	$25,400	$1,221	$45,938	$1,463
Operating expense reimbursements	502	11	1,139	14
Total revenues	25,902	1,232	47,077	1,477

Expenses:
Property operating	1,428	14	2,447	14
Operating fees to affiliate	219	18	421	23
Acquisition and transaction related	29,124	3,256	53,883	4,576
General and administrative	742	19	3,253	34
Depreciation and amortization	15,126	684	27,120	838
Total expenses	46,639	3,991	87,124	5,485
Operating loss	(20,737)	(2,759)	(40,047)	(4,008)
Other income (expense):
Interest expense	(4,081)	(348)	(8,385)	(413)
(Losses) gains on foreign currency	(737)	17	(756)	35
Gains on derivative instruments	849	—	599	—
Other income	148	—	203	—
Total other expense	(3,821)	(331)	(8,339)	(378)
Net loss	$(24,558)	$(3,090)	$(48,386)	$(4,386)

Other comprehensive loss:
Cumulative translation adjustment	(7,269)	1,648	(2,535)	1,400
Designated derivatives, fair value adjustments	6,639	(1,952)	1,768	(1,502)
Comprehensive loss	$(25,188)	$(3,394)	$(49,153)	$(4,488)

Basic and diluted weighted average shares outstanding	175,401,867	7,023,704	108,779,593	3,430,215
Basic and diluted net loss per share	$(0.14)	$(0.44)	$(0.44)	$(1.28)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720
Issuance of common stock	157,682,695	1,576	1,565,989	—	—	1,567,565
Common stock offering costs, commissions and dealer manager fees			(168,207)	—	—	(168,207)
Common stock repurchases	(28,493)	—	(277)	—	—	(277)
Common stock issued through distribution reinvestment plan	2,875,271	29	27,314	—	—	27,343
Share-based compensation	10,056	—	98	—	—	98
Distributions declared	—	—	—	—	(58,406)	(58,406)
Net loss	—	—	—	—	(48,386)	(48,386)
Other comprehensive loss	—	—	—	(767)	—	(767)
Balance, September 30, 2014	176,205,356	$1,762	$1,558,509	$(448)	$(118,140)	$1,441,683

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(48,386)	$(4,386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,636	331
Amortization of intangibles	11,484	507
Amortization of deferred financing costs	2,032	105
Amortization of mortgage premium	(373)	—
Accretion of below-market lease liability and amortization of above-market lease assets, net	806	21
Share-based compensation	98	16
Net realized and unrealized mark-to-market transactions	(599)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,511)	(737)
Accounts payable and accrued expenses	6,922	861
Deferred rent	16,243	883
Net cash provided by (used in) operating activities	352	(2,399)
Cash flows from investing activities:
Investment in real estate and other assets	(1,399,619)	(53,114)
Deposits for real estate acquisitions	(8,998)	(500)
Net cash used in investing activities	(1,408,617)	(53,614)
Cash flows from financing activities:
Borrowings under credit facility	328,862	—
Repayments on credit facility	(19,570)	—
Proceeds from notes payable	12,505	—
Payments on notes payable	(12,505)	—
Payments on mortgage notes payable	(505)	—
Proceeds from issuance of common stock	1,569,328	83,028
Payments of offering costs	(167,626)	(10,859)
Payments of deferred financing costs	(10,143)	(1,837)
Distributions paid	(21,635)	(830)
Advances from affiliates, net	459	(595)
Restricted cash	(6,455)	—
Net cash provided by financing activities	1,672,715	68,907
Net change in cash and cash equivalents	264,450	12,894
Effect of exchange rate changes on cash	(12,002)	1,427
Cash and cash equivalents, beginning of period	11,500	262
Cash and cash equivalents, end of period	$263,948	$14,583

Supplemental Disclosures:
Cash paid for interest	$5,031	$99
Cash paid for income taxes	277	—
Non-Cash Financing Activities:
Mortgage note payable used to acquire investments in real estate	$96,620	$30,416
Common stock issued through distribution reinvestment plan	27,343	546

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563), as amended from time to time (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock issuable pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock. On June 13, 2014, as permitted, the Company announced the reallocation of 23.8 million shares, which represented all remaining unsold shares available pursuant to the DRIP. Concurrent with such reallocation, on June 17, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
The Company's IPO closed on June 30, 2014. As of September 30, 2014, the Company had 176.2 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $1.7 billion including DRIP. As of September 30, 2014, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
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
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2014, the Company owned 246 properties consisting of 11.6 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 11.3 years.
Substantially all of the Company's business is conducted through American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
On September 12, 2014, Mr. Scott J. Bowman and Mr. Edward M. Weil, Jr. resigned as members of the board of directors of the Company, effective as of that same date. Neither Mr. Bowman nor Mr. Weil resigned pursuant to any disagreement with the Company. Mr. Bowman was subsequently appointed as chief executive officer of the Company.

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014 other than the updates described below.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2013 and during the nine months ended September 30, 2014:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2013	37	$184,890
Nine Months ended September 30, 2014	209	1,510,606
Portfolio as of September 30, 2014	246	$1,695,496
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
(Dollar amounts in thousands)	September 30, 2014	September 30, 2013
Real estate investments, at cost:
Land	$205,129	$18,071
Buildings, fixtures and improvements	912,355	37,516
Total tangible assets	1,117,484	55,587
Intangibles acquired:
In-place leases	350,626	30,624
Above market lease asset	31,584	1,223
Below market lease liability	(3,455)	(3,904)
Total assets acquired, net	1,496,239	83,530
Mortgage notes payable used to acquire real estate investments	(96,620)	(30,416)
Cash paid for acquired real estate investments	$1,399,619	$53,114
Number of properties purchased	209	8
The allocations in the table above of land, buildings, fixtures and improvements, and in-place lease intangibles have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net income attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $53.9 million and $4.6 million from the nine months ended September 30, 2014 and September 30, 2013, respectively.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Pro forma revenues	$105,826	$93,558
Pro forma net income	$11,546	$3,458

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following presents future minimum base rental cash payments due to the Company during the next five years and thereafter as of September 30, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 - December 31, 2014	$33,372
2015	134,389
2016	135,870
2017	137,090
2018	138,592
Thereafter	1,121,831
$1,701,144
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of September 30, 2014 and September 30, 2013.

	September 30,
Tenant	2014	2013
Thames Water Utilities Limited	*	24.2%
Northern Rock (Asset Management) PLC	*	18.2%
Kulicke and Soffa Industries, Inc.	*	17.0%
Everything Everywhere Limited	*	14.8%
Wickes Building Supplies Limited	*	11.7%
PPD Global Central Labs, LLC	*	11.3%
_______________________________________________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and September 30, 2013.

	September 30,
Country or State (if domestic)	2014	2013
United Kingdom	29.8%	71.7%
United States: Texas	12.1%	*
United States: Michigan	10.3%	*
United States: Pennsylvania	*	17.0%
United States: Kentucky	*	11.3%
_______________________________________________________________________
* Geography's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit agreement relating to a credit facility that provides for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On March 26, 2014, the Company amended the credit agreement to increase aggregate borrowings under the facility to $100.0 million. On June 24, 2014, the Company further amended the credit agreement to increase aggregate borrowings under the facility to $330.0 million. On July 31, 2014, the Company further amended the credit facility agreement to increase aggregate borrowings to $415.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions.
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
The credit agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.
As of September 30, 2014, total outstanding advances under the credit facility were $299.7 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2014 and December 31, 2013, was $115.3 million and $31.1 million, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of September 30, 2014 and December 31, 2013 consisted of the following:

	Encumbered Properties	Outstanding Loan Amount			Effective Interest Rate		Interest Rate
Portfolio		September 30, 2014		December 31, 2013				Maturity
		(In thousands)		(In thousands)
McDonald's	1	$1,234	(1)	$1,253	4.1%	(2)	Fixed	Oct. 2017
Wickes Building Supplies I	1	3,161	(1)	3,209	3.7%	(2)	Fixed	May 2018
Everything Everywhere	1	6,496	(1)	6,596	4.0%	(2)	Fixed	Jun. 2018
Thames Water	1	9,744	(1)	9,894	4.1%	(2)	Fixed	Jul. 2018
Wickes Building Supplies II	1	2,680	(1)	2,721	4.2%	(2)	Fixed	Jul. 2018
Northern Rock	2	8,526	(1)	8,657	4.4%	(2)	Fixed	Sep. 2018
Wickes Building Supplies III	1	3,086	(1)	3,133	4.3%	(2)	Fixed	Nov. 2018
Western Digital	1	18,339		18,541	5.3%		Fixed	Jul. 2021
Encanto	18	22,597		22,900	6.3%		Fixed	Jun. 2017
Rheinmetall	1	13,447		—	2.6%	(2)	Fixed	Jan. 2019
Provident Financial	1	20,706		—	4.1%	(2)	Fixed	Feb. 2019
Crown Crest Group Limited	1	31,261		—	4.2%	(2)	Fixed	Feb. 2019
Aviva Life & Pensions UK Ltd.	1	25,497		—	3.8%	(2)	Fixed	Mar. 2019
OBI DIY	1	5,709		—	2.4%		Fixed	Jan. 2019
Total	32	$172,483		$76,904	4.3%
___________________________________________________________
(1) Movement in principal balances are related to changes in exchange rates.
(2) Fixed as a result of an interest rate swap agreement.
The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to September 30, 2014 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2014 — December 31, 2014	$175
2015	721
2016	758
2017	23,152
2018	34,028
Thereafter	113,649
$172,483
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014 and December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

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
September 30, 2014
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated at the fair value hierarchy level within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Foreign currency swaps, net	$—	$1,213	$—	$1,213
Foreign currency forwards, net	$—	$676	$—	$676
Interest rate swaps, net	$—	$(1,353)	$—	$(1,353)
December 31, 2013
Foreign currency swap	$—	$(2,565)	$—	$(2,565)
Interest rate swap	$—	$734	$—	$734
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$173,773	$174,918	$78,567	$77,698
__________________________________________________________
(1) Carrying value includes $172.5 million mortgage notes payable and $1.3 million mortgage premiums, net as of September 30, 2014.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $2.4 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	21	$425,585	7	$35,465
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
As of September 30, 2014 and December 31, 2013, the Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations:

	September 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (1)	12	$132,391	7	$35,597
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity which wholly owns the Sponsor.
Non-designated Hedges
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives including currency forward agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and a gain of $0.6 million was recognized for the nine months ended September 30, 2014. The company did not have any derivatives that were not designated in 2013.
As of September 30, 2014 and December 31, 2013, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
EUR-USD forwards	16	$4,944	—	$—
GBP-USD forwards	71	$13,354	—	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$355	$734
Foreign currency swaps	Derivative assets, at fair value	$2,996	$—
GBP-USD Forwards	Derivative assets, at fair value	$460	$—
EUR-USD Forwards	Derivative assets, at fair value	$245	$—
Interest rate swaps	Derivative liabilities, at fair value	$(1,708)	$—
Foreign currency swaps	Derivative liabilities, at fair value	$(1,783)	$(2,565)
GBP-USD Forwards	Derivative liabilities, at fair value	$(29)	$—
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$5,735	(1,993)	$(84)	(1,553)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(595)	(41)	$(1,197)	(51)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	—	$—	—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2014	$4,056	$(3,520)	$—	$536	$—	$—	$536
December 31, 2013	$734	$(2,565)	$—	$(1,831)	$—	$—	$(1,831)

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2014, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.9 million. As of September 30, 2014, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Note 8 — Common Stock
The Company had 176.2 million and 15.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.7 billion and $154.2 million as of September 30, 2014 and December 31, 2013, respectively.
On October 5, 2012, the Company's board of directors authorized and the Company declared a distribution which is payable to stockholders of record each day during the applicable period at a rate equal to $0.00194520548 per day equivalent to a per annum yield of 7.10% based on $10.00 price per share of common stock. The distributions began to accrue on November 28, 2012, which was 30 days following the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program that enables stockholders to sell their shares to the Company. As of September 30, 2014, no shares of common stock had been repurchased under the Share Repurchase Program.

Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2014, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 10 — Related Party Transactions
As of September 30, 2014 and December 31, 2013, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of September 30, 2014, the Company had no amounts owed to or receivable from affiliated entities. As of December 31, 2013, the Company had $0.5 million receivable from affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of general and administrative expenses absorbed by the Advisor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager is paid selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may re-allow its dealer manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% of the applicable gross proceeds (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees to Dealer Manager	$1,821	$3,186	$148,377	$7,807	$—	$176
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

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements to the Advisor and Dealer Manager	$5,889	$488	$17,635	$998	$552	$293
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $43,000.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2014, cumulative offering costs were $188.7 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2014.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

If the Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company pays the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to the Company's investment activities in Europe, the Service Provider is paid 50% of the financing coordination fees and the Advisor receives the remaining 50%, as set forth in the service provider agreement. Such fees will be deducted from fees payable to the Advisor, pursuant to the service provider agreement.
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
Prior to January 1, 2013, the Company paid the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluded acquisition fees). All or a portion of the asset management fee may have been waived or deferred at the sole discretion of the Company's board of directors (a) to the extent that FFO, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The number of Class B units to be issued will be equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of September 30, 2014, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. During the nine months ended September 30, 2014, the board of directors approved the issuance of 317,064 Class B Units to the Advisor and the Service Provider in connection with this agreement. No class B units were issued during the nine months ended September 30, 2013.
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
Solely with respect to the Company's investment activities in Europe, the Service Provider or other entity providing property management services with respect to such investments is paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager is paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2014		2013		2014		2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$13,734	$—	$958	$—	$22,889	$—	$1,253	$—	$2	$—
Financing coordination fees	637	—	524	—	3,484	—	593	—	—	—
Ongoing fees:
Property management and leasing fees	167	152	18	5	354	355	23	6	41	1
Strategic advisory fees	346	—	107	—	561	—	251	—	—	—
Distributions on Class B Units	50	—	1	—	77	—	1	—	—	—
Total related party operational fees and reimbursements	$14,934	$152	$1,608	$5	$27,365	$355	$2,121	$6	$43	$1
___________________________________________________________________________
(1) Effective January 1, 2013, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2014 and 2013.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in the Company's return on stockholders' capital exceeding 6.0% per annum. Solely with respect to the Company's investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three and nine months ended September 30, 2014 and 2013.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Property operating expenses absorbed	$—	$—	$—	$4
General and administrative expenses absorbed	—	357	—	833
Total expenses absorbed (1)	$—	$357	$—	$837
___________________________________________________________________
(1) The Company had no receivable from the Advisor as of September 30, 2014 related to absorbed costs and had $0.5 million receivable as of December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three and nine months ended September 30, 2014 and 2013.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of capital. No such amounts have been incurred during the three and nine months ended September 30, 2014 and 2013.
The Company will distribute a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus return of capital. No such distributions have been paid during the three and nine months ended September 30, 2014 and 2013. Neither the Advisor nor any of its affiliates can receive both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to receive up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three and nine months ended September 30, 2014 and 2013.
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
September 30, 2014
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO will be $9.00, until the termination of the IPO, based on NAV, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the Company's restricted share plan, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects restricted share award activity for the nine months ended September 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	16,200	$9.00
Granted	9,000	9.00
Vested	(10,800)	9.00
Unvested, September 30, 2014	14,400	$9.00

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $88,000 and $8,000 during the nine months ended September 30, 2014 and 2013, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 1,056 shares of common stock issued in lieu of cash during the nine months ended September 30, 2014 which resulted in additional share based compensation of $10,000. There were no such shares of common stock issued in lieu of cash during the nine months ended September 30, 2013.

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(24,558)	$(3,090)	$(48,386)	$(4,386)
Basic and diluted weighted average shares outstanding	175,401,867	7,023,704	108,779,593	3,430,215
Basic and diluted net loss per share	$(0.14)	$(0.44)	$(0.44)	$(1.28)
The Company had the following common share equivalents as of September 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2014	2013
Unvested restricted stock	14,400	16,200
OP Units	22	22
Class B units	340,456	5,218
Total common share equivalents	354,878	21,440

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 176.8 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $1.8 billion, including proceeds from shares issued under the DRIP. As of October 31, 2014, the aggregate value of all share issuances was $1.7 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$1,749,096	$17,320	$1,766,416

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2014 to October 31, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, September 30, 2014	246	11,641,731	$1,695,496
Acquisitions	44	2,471,887	289,123
Total portfolio, October 31, 2014	290	14,113,618	$1,984,619
__________________________________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Revolving Credit Facility
On July 25, 2013, the Company entered into a credit facility agreement which allows for total borrowings of up to $50.0 million. The credit facility agreement contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. On October 16, 2014, the Company subsequently amended the credit facility agreement to increase aggregate borrowings to $680.0 million.
Management Updates
On October 22, 2014, Mr. Nicholas S. Schorsch resigned from his role as chief executive officer of the Company, effective as of that same date. Mr. Schorsch did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Schorsch’s resignation from his role as chief executive officer of the Company, the Company’s board of directors appointed Mr. Schorsch to serve as executive chairman of the board.Simultaneously with Mr. Schorsch’s resignation from his role as chief executive officer of the Company, the Company’s board of directors appointed Mr. Scott J. Bowman to serve as the Company’s chief executive officer, effective as of that same date.
On October 22, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his role as president, chief operating officer, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Mr. Andrew Winer, currently the chief investment officer of the Company, to serve as president of the Company and Mr. William M. Kahane to serve as the Company’s chief operating officer, treasurer and secretary. Mr. Winer will also continue to serve in his capacity as chief investment officer of the Company.

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

Overview
We were incorporated on July 13, 2011, as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. On March 19, 2014, our board of directors approved the extension of our IPO to April 20, 2015, provided that the offering will be terminated if all 150.0 million shares of our common stock are sold before such date. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
Our IPO closed on June 30, 2014. As of September 30, 2014, we had 176.2 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $1.7 billion, including shares issued under the DRIP. Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following our acquisition of at least $1.2 billion in total investment portfolio assets (the "NAV pricing date"), the per share purchase price in the IPO will be up to $10.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be initially equal to $9.50 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV per share plus applicable commissions and fees, and the per share purchase price of the DRIP will be equal to the NAV per share.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe with a potential additional 10% allocation of properties elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of September 30, 2014, we owned 246 properties consisting of 11.6 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.3.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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

Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2014:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
McDonald's	Oct. 2012	UK	1	9,094	9.5	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	10.0	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	12.8	12,365
Thames Water	Jul. 2013	UK	1	78,650	7.9	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	12.2	5,054
PPD Global Labs	Aug. 2013	US	1	73,220	10.3	9,283
Northern Rock	Sep. 2013	UK	2	86,290	8.9	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	9.0	13,415
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	14.2	6,067
Con-way Freight	Nov. 2013	US	7	105,090	9.2	12,196
Wolverine	Dec. 2013	US	1	468,635	8.3	17,201
Western Digital	Dec. 2013	US	1	286,330	6.2	28,574
Encanto	Dec. 2013	Puerto Rico	18	65,262	10.8	37,556
GE Aviation	Jan. 2014	US	1	369,000	11.3	38,857
Rheinmetall	Feb. 2014	Germany	1	320,102	9.3	28,924
Provident Financial	Feb. 2014	UK	1	117,003	11.1	41,812
Crown Crest Group Limited	Feb. 2014	UK	1	805,530	24.4	63,587
Trane	Feb. 2014	US	1	25,000	9.2	3,072
Aviva Life & Pensions UK Ltd.	Mar. 2014	UK	1	131,614	14.7	52,517
DFS Trading	Mar. 2014	UK	5	240,230	15.5	34,049
GSA - IRS	Mar. 2014	US	1	135,373	7.9	43,250
National Oilwell Varco	Mar. 2014	US	1	24,450	8.8	4,888
Talk Talk	April 2014	UK	1	48,415	10.5	14,274
OBI DIY	April 2014	Germany	1	143,633	9.3	13,216
GSA II	April 2014	US	2	24,957	8.4	9,525
DFS Trading	April 2014	UK	2	39,331	15.5	6,275
GSA III	April 2014	US	2	28,364	8.2	9,697
GSA IV	May 2014	US	1	33,000	10.8	14,828
Indiana Department of Revenue	May 2014	US	1	98,542	8.3	11,654
National Oilwell Varco	May 2014	US	1	7,500	14.7	2,360
Nissan	May 2014	US	1	462,155	9.0	25,838
GSA V	June 2014	US	1	26,533	8.5	11,556
Lippert Components	June 2014	US	1	539,137	11.9	14,776
Select Energy Services I	June 2014	US	3	135,877	12.2	24,112
Bell Supply Co I	June 2014	US	6	79,829	14.3	12,225
Axon Energy Products	June 2014	US	3	213,634	11.9	20,709
Lhoist	June 2014	US	1	22,500	8.3	3,264
GE Oil & Gas	June 2014	US	2	69,846	9.0	10,956
Select Energy Services II	June 2014	US	4	143,417	12.2	20,789
Bell Supply Co II	June 2014	US	2	19,136	14.3	3,407
Superior Energy Services	June 2014	US	2	42,470	9.6	2,455
Amcor Packaging	June 2014	UK	7	294,580	10.2	13,290
GSA VI	June 2014	US	1	6,921	9.5	1,450
Nimble Storage	June 2014	US	1	164,608	7.1	52,125
FedEx -3-Pack	July 2014	US	3	338,862	7.7	46,100
Sandoz, Inc.	July 2014	US	1	154,101	11.8	52,005
Wyndham	July 2014	US	1	31,881	10.6	5,200

Properties (continued)

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Valassis	July 2014	US	1	100,597	8.6	13,614
GSA VII	July 2014	US	1	25,603	10.1	11,997
AT&T Services	July 2014	US	1	401,516	11.8	61,000
PNC - 2-Pack	July 2014	US	2	210,256	14.8	17,412
Fujitisu	July 2014	UK	3	162,888	10.5	67,668
Continental Tire	July 2014	US	1	90,994	7.8	18,500
Achmea	July 2014	The Netherlands	2	190,252	9.3	38,790
BP Oil	August 2014	UK	1	2,650	11.1	4,879
Malthurst	August 2014	UK	2	3,784	11.1	5,827
HBOS	August 2014	UK	3	36,071	10.8	18,109
Thermo Fisher	August 2014	US	1	114,700	4.4	14,000
Black & Decker	August 2014	US	1	71,259	7.3	10,350
Capgemini	August 2014	UK	1	90,475	8.6	24,947
Merck & Co.	August 2014	US	1	146,366	10.9	53,325
Family Dollar - 65-Pack	August 2014	US	65	541,472	14.9	77,360
GSA VIII	August 2014	US	1	23,969	9.9	8,319
Garden Ridge	September 2014	US	4	564,910	15.0	40,936
Waste Management	September 2014	US	1	84,119	8.3	4,650
Intier Automotive Interiors	September 2014	UK	1	152,771	9.6	15,301
HP Enterprise Services	September 2014	UK	1	99,444	11.5	30,951
Shaw Aero Devices, Inc.	September 2014	US	1	130,581	8.0	27,000
FedEx Freight	September 2014	US	1	11,501	9.5	2,250
Hotel Winston	September 2014	The Netherlands	1	24,283	15.0	17,292
Dollar General - 39-Pack	September 2014	US	39	369,644	13.5	51,998
FedEx - 2-Pack I	September 2014	US	2	221,260	9.8	36,491
Mallinkrodt Pharmaceuticals	September 2014	US	1	89,900	9.9	22,800
Kuka	September 2014	US	1	200,000	9.8	14,850
CHE Trinity	September 2014	US	2	373,593	8.3	51,000
FedEx - 2-Pack II	September 2014	US	2	255,037	8.4	21,780
GE Aviation	September 2014	US	1	102,000	8.3	14,168
Portfolio, September 30, 2014			246	11,641,731	11.3	$1,695,496
_____________________________________________________________________

(1)	Remaining lease term in years as of September 30, 2014.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

Results of Operations
Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Rental Income
Rental income was $25.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Rental income growth was driven by our acquisition of 237 properties since September 30, 2013, for an aggregate base purchase price of $1,612.2 million, all of which are 100% leased.
Operating Expense Reimbursements
Operating expense reimbursements were $0.5 million for the three months ended September 30, 2014. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. Operating expense reimbursements were $11,000 for the three months ended September 30, 2013.

Property Operating Expense
Property operating expense was $1.4 million for the three months ended September 30, 2014. These costs relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expense was $14,000 for the three months ended September 30, 2013.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees for the provision of asset management services, which are paid in the form of Class B Units, and are subject to forfeiture unless certain conditions are met. During the nine months ended September 30, 2014, the board of directors approved the issuance of 317,064 Class B Units to the Advisor at a price of $9.00 per unit. During the three months ended September 30, 2013, the board of directors approved the issuance of 4,646 Class B Units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2014, the Service Provider earned property management fees of $167,000. The Property Manager elected to waive its property management fees of $152,000 for the three months ended September 30, 2014. If the Property Manager had not elected to waive these fees, we would have incurred property management fees of $0.3 million for the three months ended September 30, 2014. During the three months ended September 30, 2013, we incurred $18,000 in fees related to services for the management of our properties. The Property Manager elected to waive its portion of the property management fees for the three months ended September 30, 2013. Had these fees not been waived, we would have incurred property management fees of $23,000 for the three months ended September 30, 2013.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended September 30, 2014 of $29.1 million related to the purchase of 150 properties with an aggregate base purchase price of $900.9 million. Acquisition and transaction related costs for the three months ended September 30, 2013 of $3.3 million related to the purchase of six properties with an aggregate base purchase price of $62.3 million.
General and Administrative Expense
General and administrative expense of $742,000 for the three months ended September 30, 2014, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended September 30, 2013 was $19,000.
Depreciation and Amortization
Depreciation and amortization expense of $15.1 million for the three months ended September 30, 2014 related to our acquisition of 246 properties since inception with an aggregate base purchase price of $1,695.5 million, as of the respective acquisition dates. The majority of the portfolio has been acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense for the three months ended September 30, 2013 was $0.7 million.
Interest Expense
Interest expense of $4.1 million for the three months ended September 30, 2014 related to mortgage notes payable which totaled $172.5 million with an effective interest rate of 4.3% and the outstanding balance on our line of credit which totaled $299.7 million at September 30, 2014. Interest expense for the three months ended September 30, 2013 was $0.3 million.
Gains (Losses) on Foreign Currency
The loss on foreign currency for the three months ended September 30, 2014 of $0.7 million reflects the effect of movements in foreign currency exchange rates. A gain on foreign currency of $17,000 was realized for the three months ended September 30, 2013.
Gains on Derivative Instruments
The gain on derivative instruments for the three months ended September 30, 2014 of $0.8 million reflects the impact of our derivative contracts used to hedge the foreign portion of our portfolio.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash provided by operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is driven by the volume of acquisition activity, related rental income received, and the amount of borrowings outstanding during the period and the timing of interest payments on those borrowings. Cash flows used in operating activities during the nine months ended September 30, 2014 also included $53.9 million of acquisition and transaction related costs.

Net cash used in investing activities during the nine months ended September 30, 2014 was $1,408.6 million, primarily related to our acquisition of 209 properties with an aggregate base purchase price of 1,510.6 million, and partially funded with $309.3 million in net borrowings under the credit facility.
Net cash provided by financing activities of $1.7 billion during the nine months ended September 30, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1,569.3 million and borrowings under credit facility of $328.9 million, partially offset by offering cost payments of $167.6 million and repayments on credit facility of $19.6 million Other payments included deferred financing costs of $10.1 million, distributions to stockholders of $21.6 million and net advances from affiliates of $0.5 million.
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
Net cash used in investing activities during the nine months ended September 30, 2013 of $53.6 million, primarily related to our acquisition of eight properties with an aggregate base purchase price of $83.5 million, which were partially funded with mortgage notes payable of $30.4 million. Net cash used in investing activities also includes a deposit of $0.5 million on a potential future acquisition.
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

Liquidity and Capital Resources
As of September 30, 2014, we had cash of $263.9 million primarily from the net proceeds of our offering. Principal future demands on cash will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that as our portfolio matures rental income from our properties will cover operating expenses and the payment of our monthly distribution.
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
At September 30, 2014 we have a revolving credit facility that currently permits us to borrow up to $415.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. See Note 4 - Revolving Credit Facility to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of September 30, 2014, total outstanding advances under the credit facility were $299.7 million. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2014 and December 31, 2013, was $115.3 million and $31.1 million, respectively.
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

Our current intention is to limit aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, we had secured mortgage notes payable of $172.5 million and outstanding advances under our credit facility of $299.7 million. Our secured debt leverage ratio was 27.9% (total secured debt as a percentage of total purchase price of real estate investments) as of September 30, 2014.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO:

Three Months Ended
(In thousands)	September 30, 2014
Net loss (in accordance with GAAP)	$(24,558)
Depreciation and amortization	15,126
FFO	(9,432)
Acquisition fees and expenses (1)	29,124
Amortization of above or below market lease assets and liabilities (2)	393
Straight-line rent (3)	(1,670)
Gains on derivative instruments	(849)
Losses on foreign currency (4)	737
Amortization of mortgage premium	(125)
MFFO	$18,178
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
Distributions accrued from November 28, 2012 with the first distribution paid in December 2012. During the nine months ended September 30, 2014, distributions paid to common stockholders were $49.0 million, inclusive of $27.3 million of distributions issued under the DRIP. During the nine months ended September 30, 2014, cash used to pay distributions was generated from cash flows from operations, the net proceeds of our IPO and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended						Nine Months Ended
	September 30, 2014		June 30, 2014		March 31, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$13,083		$6,524		$2,028		$21,635
Distributions reinvested	17,120		8,286		1,937		27,343
Total distributions	$30,203		$14,810		$3,965		$48,978

Source of distribution coverage:
Cash flows provided by operations	$1,169	3.9%	$6,524	44.1%	$—	—%	$7,693	15.7%
Proceeds from issuance of common stock	11,914	39.4%	—	—%	2,028	51.1%	13,942	28.5%
Common stock issued under the DRIP / offering proceeds	17,120	56.7%	8,286	55.9%	1,937	48.9%	27,343	55.8%
Total sources of distribution coverage	$30,203	100.0%	$14,810	100.0%	$3,965	100.0%	$48,978	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$1,121		$16,124		$(16,893)		$352

Net loss (in accordance with GAAP)	$(24,558)		$(7,479)		$(16,349)		$(48,386)
______________________________________________________
(1) Excludes distributions on Class B units

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through September 30, 2014:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2014
Distributions paid:
Common stockholders in cash	$23,398
Common stockholders pursuant to DRIP / offering proceeds	28,663
Total distributions paid	$52,061

Reconciliation of net loss:
Revenues	$51,058
Acquisition and transaction-related expenses	(61,857)
Depreciation and amortization	(29,253)
Other operating expenses	(6,471)
Other non-operating expense	(9,281)
Net loss (in accordance with GAAP) (1)	$(55,804)

Cash flows used in operations	$(2,768)
___________________________________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
Our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The loan agreements stipulate compliance with specific reporting covenants. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor, with approval from our independent board of directors, may seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2014:

		October 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal Payments Due:
Mortgage notes payable (1)	$172,483	$175	$1,479	$57,180	$113,649
Interest Payments Due:
Mortgage notes payable (2)	$32,342	$1,878	$14,881	$12,260	$3,323
_____________________________________________
(1) As of September 30, 2014, the weighted average maturity date was January 16, 2019.
(2) As of September 30, 2014, the effective interest rate was 4.31%.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income(which does not equal net income as calculated in accordance with GAAP), determined without regards to the deduction for dividends paid and excluding net capital gain. REITs are also subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
As of September 30, 2014, our debt included fixed-rate secured mortgage financing, with a carrying value of $173.8 million and a fair value of $174.9 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.9 million.
At September 30, 2014 our debt included a variable-rate revolving credit facility with a carrying and fair value of $299.7 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.1 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows provided by operations were $0.4 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of $49.0 million, of which $41.3 million, or 84.3%, was funded from proceeds from the issuance of common stock and proceeds from our IPO which were reinvested in common stock issued under the DRIP. The remaining $7.7 million, or 15.7%, was funded with cash flows from operations. During the nine months ended September 30, 2014 cash flow from operations included an increase in accounts payable and accrued expenses of $6.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2014, there would have been $6.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund distributions.
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
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors may affect our ability to raise capital.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor.  While ARCP’s former chief financial officer does not have a current role in the management of our sponsor’s or our business, he did serve as our chief financial officer from July 2011 to December 2013.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation of our business.  Similarly to other entities sponsored directly or indirectly by the parent of our sponsor, the recent announcement by ARCP, as well as any future announcements by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements.  If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the nine months ended September 30, 2014.
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares of common stock issuable pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have issued 176.2 million shares of our common stock, and received $1,749.1 million of offering proceeds from the sale of common stock, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2014
Selling commissions and dealer manager fees	$162,405
Other offering costs	26,275
Total offering costs	$188,680
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2014
Total commissions paid to the Dealer Manager	$162,405
Less:
Commissions to participating brokers	(110,159)
Reallowance to participating broker dealers	(16,453)
Net to the Dealer Manager	$35,793
As of September 30, 2014, cumulative offering costs included $104.0 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. As of September 30, 2014, we have incurred $188.7 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $1,560.4 million at September 30, 2014.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we have used debt financing of approximately $472.2 million and the net proceeds from our IPO to purchase 246 properties with an aggregate base purchase price of $1,695.5 million. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. See Distributions in Management's Discussion and Analysis of Financial Condition for further discussion.
We did not repurchase any of our securities during the three months ended September 30, 2014.

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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Patrick J. Goulding
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________
*    Filed herewith