Form 10-K
period 2014-12-31
American Realty Capital Global Trust, Inc.
filed 2015-04-03
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55202
American Realty Capital Global Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock.  The registrant completed its initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-177563) on June 30, 2014, which shares were being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $1.7 billion based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).
On March 13, 2015, the registrant had 179,725,378 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

FORM 10-K
Year Ended December 31, 2014

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Global Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital- advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our initial public offering ("IPO" or "offering") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our common stock.

•
We have not generated cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at unattractive rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•
We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States of America and Europe from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended ("the Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business.
The Company was incorporated on July 13, 2011 as a Maryland corporation and has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. On April 20, 2012, the Company commenced its IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563), as amended from time to time (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock issuable pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock. On June 13, 2014, as permitted, the Company announced the reallocation of 23.8 million shares, which represented all remaining unsold shares available pursuant to the DRIP. Concurrent with such reallocation, on June 17, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
The Company's IPO closed on June 30, 2014. As of December 31, 2014, the Company had 177.9 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $1.8 billion including the DRIP.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2014, the Company owned 307 properties consisting of 16.3 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 11.6 years. 255 of these properties are located in the United States and Puerto Rico, with an average remaining lease term of 10.5 years, 40 of these properties are located in the United Kingdom, with an average remaining lease term of 15.2 years and 12 of these properties are located across continental Europe, with an average remaining lease term of 12.4 years.
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
We have no direct employees. Our Advisor has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager, Special Limited Partner and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and may have received or will receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities received or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investments in Europe. Such fees are deducted from fees paid to the Advisor.

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

•	to preserve, protect and return investors’ capital contributions;

•	to generate cash flow that will support a stable distribution to investors with potential for growth through leases with rent escalations such as inflation adjustments;

•	to diversify our assets by investing in different geographic areas both in the United States, Europe and elsewhere internationally; and

•
to seek investments through a European service provider of up to 40% of our capital in Europe and 10% elsewhere internationally that have an opportunity for greater asset diversity, a broader range of investments, and, in the case of European investments, an opportunity to make real estate investments through leases that may be indexed to an inflation index.

Acquisition and Investment Policies
Primary Investment Focus
We have focused and intend to continue to focus our investment activities on single tenant net-leased commercial properties, with an emphasis on sale-leaseback transactions. Our primary geographic target is the United States, although up to 40% of our portfolio may consist of properties purchased in Europe and up to an additional 10% may consist of properties purchased elsewhere internationally. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but may also include bridge loans, mezzanine loans, preferred equity or securitized loans.
As of December 31, 2014, the Company owned 307 properties, including 255 properties located in the United States and Puerto Rico, 40 properties located in the United Kingdom and 12 properties located across continental Europe.
Investing in Real Property
We have invested and expect to continue to invest in single tenant net-leased commercial properties. When evaluating prospective investments in real property, our management, our Advisor and our Service Provider, with respect to foreign investments, consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor or Service Provider has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of December 31, 2014, 2013 and 2012.

	December 31,
Tenant	2014	2013	2012
Encanto Restaurants, Inc.	*	19.4%	—%
Western Digital Corporation	*	14.6%	—%
Thames Water Utilities Limited	*	11.7%	—%
McDonald's Property Company Limited	*	*	100%
_______________________________________________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
Opportunistic Investments
We believe that our Advisor’s and our Service Provider’s presence in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties from corporations and other owners due to our market presence in the corporate real estate marketplace. These assets may differ significantly in character from our traditional net leased real estate assets. For example, we may acquire partially leased properties, multi-tenanted properties, vacant or undeveloped properties, properties subject to short-term net leases, mortgage loans secured by commercial real properties, subordinated interests in first mortgage real estate loans, mezzanine loans related to commercial real estate as well as equity and debt securities (including collateralized mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real estate-related businesses, including real estate funds and other REITs. We believe we may find attractive opportunities to make investments in these assets as they may either be part of a larger sale-leaseback transaction, an existing relationship with the owner or from some other source where our market presence and reputation may give us an advantage over certain other investors. As of December 31, 2014, we are not invested in any of these types of opportunistic investments.
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
Subordinated Interests in First Mortgage Real Estate Loans, or B Notes
We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinated interests referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to the greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note, and inconsequence generally carry a higher rate of interest. If we acquire or originate B Notes, we may earn income in addition to interest payable on the B Note, in the form of fees charged to the borrower under that note. If we originate first mortgage loans, we may divide them, securitizing or selling the A Note and holding the B Note for investment. We believe that the B Note market will continue to grow with the expansion of the commercial mortgage securitization market.
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
Acquisition Structure
We have acquired and anticipate we will continue acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property.
Development and Construction of Properties
We do not plan to acquire undeveloped land, develop new real estate, or substantially re-develop existing real estate. However, we may pursue “build-to-suit” development projects for single tenants who enter into long-term leases with us prior to our commencing the development project.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. As of December 31, 2014, we have not invested in any joint ventures.
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

Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to not more than 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, our aggregate borrowings are equal to 12.2% of the aggregate fair market value of assets.
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
Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial property real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include American Realty Capital Global Trust II, Inc., a REIT sponsored by our Sponsor with substantially the same investment strategy as us, other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
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
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues.
Employees
As of December 31, 2014, we had no direct employees. Instead, the employees of our Service Provider, Property Manager, Advisor and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent, and investor relations services.
We are dependent on these third parties and affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
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
Item 1A. Risk Factors
Risks Related to Our Properties and Operations
Various risks and uncertainties, including the conditions listed below, could have a material adverse effect on our results of operations, financial condition, business, ability to pay distributions and the value of an investment in us. The list below is not exhaustive.
We have a limited prior operating history and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history. Since our inception in July 2011, we have incurred net losses (calculated in accordance with GAAP) equal to $61.0 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.

The past performance of other real estate investment programs sponsored by affiliates of our Advisor may not predict our future results. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be indicative of our future results.
Moreover, other than our revolving credit facility, borrowings secured by our properties and the proceeds from our IPO, we do not have any established financing sources. If our capital resources are insufficient to support our operations, we will not be successful.
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
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $1.2 million in us through the purchase of 133,333 shares of our common stock at $9.00 per share. Our Sponsor or any affiliate may not sell this initial investment while our Sponsor remains a sponsor but may transfer the shares to other affiliates. After reimbursement of our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in the company it sponsors.
There is no established trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell shares. Although we intend to list our shares for trading on a national securities exchange, there is no assurance we will satisfy the listing standards or otherwise be listed on a public market.
There currently is no established trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share repurchase program includes numerous restrictions that limit a stockholder's ability to sell shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for stockholder's to sell shares promptly or at all.
If we fail to satisfy initial listing requirements for a national stock exchange, or if we fail to maintain our qualification for listing, our stockholders may have to hold their shares for an indefinite period of time or, if stockholders are able to sell your shares, they likely would have to sell them at a substantial discount to the price they paid for the shares. There can be no assurance that we will be able to achieve a listing.
If we, through our Advisor or any service provider, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our shares.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor, and any service provider, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2014, we owned 307 properties and have identified a limited number of other properties to acquire. We cannot be sure that our Advisor or any service provider will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
Generally, we may fund distributions from unlimited amounts of any source, which may include borrowing funds, using proceeds from our offering, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Paying distributions from these sources reduces the amount of cash we have available to invest in income producing assets.

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
If our Advisor or any Service Provider loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and any service provider, each of whom would be difficult to replace. None of we, our Advisor or any service provider has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor or any service provider. If any of our key personnel were to cease their affiliation with our Advisor or any service provider, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our Advisor or any service provider to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and there can be no assurance that our Advisor or any service provider will be successful in attracting and retaining such skilled personnel. If our Advisor or any service provider loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.
We may be unable to pay or maintain cash distributions to our stockholders or increase distributions over time, which could adversely affect the return on an investment in our shares.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially the value of an investment in our shares.
We may pay distributions from unlimited amounts of any source, including proceeds of our offering, which reduces the amount of capital we are able to invest and may reduce the value of an investment in our shares.
All of our distributions to date have been paid from offering proceeds. We may pay distributions from unlimited amounts of any source, which may include borrowing funds, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of an investment in our shares.

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
Our cash flows used in operations were $9.7 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of $35.4 million, all of which was funded from proceeds from the issuance of common stock. During the year ended December 31, 2014, cash flows from operations included an increase in accounts payable and accrued expenses of $15.7 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2014, there would have been $15.7 million less in cash flow from operations. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations.
In the future, we still may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return then expected by our stockholders. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we will continue to use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
When we fund distributions from the proceeds of our IPO, we have less funds available for acquiring properties or other real estate-related investments. As a result, the value of our common stock is reduced. Funding distributions from borrowings may also restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO will affect our ability to generate cash flows. Funding distributions from offering proceeds dilutes stockholders' interest in us. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to stockholders upon a liquidity event, any or all of which would have an adverse effect an investment in our shares.
Commencing with the NAV pricing date, the offering price for shares in our primary offering and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the NAV pricing date, the offering price for shares in our primary offering (to the extent we are still offering shares in our primary offering) and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV. Our Advisor, with the assistance of an independent third party valuer, will calculate NAV quarterly by estimating the market value of our assets and liabilities, many of which may be illiquid. calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. The valuations used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.
Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published on any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair value of our assets less liabilities under GAAP. NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager.
Prior to the NAV pricing date, stockholders will not be able to determine the NAV of their shares.
We will not publish our NAV until the NAV pricing date because the price stockholders will pay for shares of our common stock in this offering, and the price at which shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV commencing with the NAV pricing date, stockholders may pay more than realizable value or receive less than realizable value for their investment.
Stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our share.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce any recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement formalizing our indemnification obligations with respect to our officers and directors and certain former officers and directors. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce any recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to stockholders.
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2014 the following two major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	Number of Properties	December 31, 2014
RWE AG	3	6.1%
Government Services Administration (GSA I - IX)	11	6.0%
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
If we have a concentration of our properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. As of December 31, 2014, the following countries and states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2014
United Kingdom	22.0%
Germany	10.9%
United States
California	6.8%
Michigan	8.8%
Texas	10.4%
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
Our primary geographic target is the United States, but we have and expect to continue to invest in real estate outside of the United States, including up to 40% of our capital in Europe, and up to an additional 10% elsewhere internationally. We own several properties outside the United States, primarily in the United Kingdom, Germany, Netherlands, Finland and the Commonwealth of Puerto Rico. We may purchase others and may make or purchase loans or participations in loans secured by property located outside the United States or in Europe, the United Kingdom or in other countries. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose several risks, including the following:

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
Investments we make outside the United States generally subject us to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from any properties or other real estate investments we acquire are generally denominated in the local currency. We also may borrow in local currencies when we purchase properties outside the Unites States. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
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
High inflation could cause our revenue from leases that do not contain indexed escalation provisions to decline and erode the value of long-term leases. High inflation in the countries in which we purchase real estate or make other investments could also increase our expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in our revenues could adversely impact our results of operations. As of December 31, 2014, all of our leases for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
A high concentration of tenants of our properties in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of our investments.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. For the year ended December 31, 2014, the following industries had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2014
Financial Services	11.4%
Discount Retail	10.0%
Technology	8.9%
Utilities	7.2%
Healthcare	6.8%
Government	6.1%
Energy	5.9%
Freight	5.2%
Pharmaceuticals	5.1%
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
The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information, and/or damages to our business relationships, all of which could negatively impact our financial results.

In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
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
Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor, may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the executive chairman of our board of directors until his resignation on December 29, 2014. This individual also is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its form 10-K for the year ended December 31, 2014. ARCP’s filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.

Since the initial announcement in October, a number of participating broker-dealers temporarily suspended their participation in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our Sponsor. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation of our business. As a result, our ability to raise substantial funds may be adversely impacted.

Risks Related to Conflicts of Interest
Our Advisor and our Service Provider face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor and our Service Provider to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our Sponsor. For example, American Realty Capital Global Trust II, Inc. seeks, like us, to a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the United States and Europe. The investment opportunity allocation agreement we have entered into with American Realty Capital Global Trust II, Inc. may result in us not being able to acquire certain properties identified by our Advisor and its affiliates. Thus, the executive officers and real estate professionals of our Advisor or our Service Provider could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by the parent of our Sponsor also rely on these real estate professionals, and our Service Provider, to supervise the property management and leasing of properties. Our executive officers and key real estate professionals, and our Sponsor and our Service Provider, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the value of our common stock.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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

The management of multiple REITs, and other direct investment programs, especially REITs and other direct investment programs in the development stage, by our executive officers and officers of our Advisor and any Service Provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any Service Provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain of our executive officers and officers of our Advisor are part of the senior management or are key personnel of other American Realty Capital-sponsored or co-sponsored REITs and their advisors. Some of the American Realty Capital-sponsored or co-sponsored REITs have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored or co-sponsored REITs are more than five years old. American Realty Capital also sponsors American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, which is currently in registration. As a result, such direct investment programs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as we do, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of our Service Provider may face similar conflicts of interest should they be involved with the management of multiple REITs or other direct investment programs, and especially REITs or other direct investment programs in the development stage.
We compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor or co-sponsor of several other offerings, primarily non-traded REITs, most of which are conducting public offerings. These programs all have filed registration statements for the offering of common stock and some form of either are or intend to elect to be taxed as REITs. Our dealer manager is the dealer manager for the other non-traded REIT offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.
Certain of our executive officers also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by American Realty Capital. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and our Service Provider face conflicts of interest relating to the incentive fee structure under our advisory agreement and any Service Provider agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and our Service Provider agreement, our Advisor or its affiliates and our Service Provider are entitled to fees that are structured in a manner intended to provide incentives to our Advisor and our Service Provider to perform in our best interests and in the best interests of our stockholders. Fees payable to our Advisor or our Service Provider are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because neither our Advisor nor our Service Provider maintains a significant equity interest in us but are entitled to receive substantial minimum compensation regardless of performance, our Advisor’s and our Service Provider's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor or our Service Provider could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor or our Service Provider to fees. In addition, our Advisor’s and its affiliates’ and our Service Provider's entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor or our Service Provider to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement requires us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds (a substantial portion of which may be paid to our Service Provider). To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
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
Our transfer agent is a related party of the parent of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with Financial Industry Regulatory Authority ("FINRA"); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect the offering or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent (the "AWC"), from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
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
We disclose funds from operations and modified funds from operations, a non-GAAP financial measure, however, MFFO is not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose funds from operations, or FFO, and modified funds from operations, or MFFO. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under accounting principles generally accepted in the United States ("GAAP"), and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations." FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider MFFO as alternatives to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock;
or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of our investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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
Stockholders and potential investors in any future offering do not have preemptive rights to any shares issued by us in these offerings. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, including: (a) shares issued pursuant to our distribution reinvestment plan; (b) securities that are convertible into shares of our common stock; (c) shares issued in respect of restricted share awards to our directors; (d) shares issued to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (e) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests of our OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that limit a stockholders' ability to sell its shares. Prior to the NAV pricing date, unless waived by our board of directors, stockholders must have held shares for at least one year in order to participate in our share repurchase program. Prior to the NAV pricing date, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholders ability to sell shares even if the stockholder requires liquidity and limit a stockholders ability to recover the fair market value of our shares.

Risks Related to Net Lease Sale-Leaseback Investments
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
With respect to properties acquired in sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the "IRS") will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
We may enter into leases that include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price, may be based on a formula or may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss. As of December 31, 2014, we are not party to any leases that permit the tenant with any rights to purchase the property it leases.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant from whom we acquired a commercial property in a sale-leaseback transaction, the transaction may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
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
As of December 31, 2014, none of our tenants have declared bankruptcy or become insolvent.
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

Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.

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
Most of our properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in our shares.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our return to stockholders.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to stockholders.
The seller of a property often sells its property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to make distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to make distributions to our stockholders.
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
We may be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may acquire or finance properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on the value of our common stock.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to convert our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of December 31, 2014, we have not acquired or financed any properties with lock-out provisions.
Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available to pay distributions.
Losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bore a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002, which was extended to the end of 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is designed for a sharing of terrorism losses between insurance companies and the federal government.. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
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
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to make distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as “CC&Rs”), restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We do not plan to acquire undeveloped land, develop new real estate, or substantially re-develop existing real estate. However, we pay pursue "build-to-suit" development projects for single tenants who enter into long-term leases with us prior to our commencing the development project. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may additional face competition from alternative retail channels as mail order catalogs and operators, television shopping networks and shopping via the Internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations, and various foreign laws and regulations, relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
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

Although we intend to hire third parties to conduct environmental reviews of the real property that we purchase, we may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution our stockholders.
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
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. While the U.S. economy has improved after the significant distress experienced during, and during the years following, the financial crisis of 2008, considerable economic uncertainty remains. In addition, there has also been an increase in international economic uncertainty as a result of the sovereign debt crisis and deteriorating economic fundamentals in Europe. Such conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may seek to obtain, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, financial distress in the U.S. and Europe may have adverse consequences, including:

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

Further, in light of current economic uncertainty, we cannot provide assurance that we will be able to pay or increase the level of our distributions. If economic conditions deteriorate, our board of directors may reduce our distributions in order to conserve cash.
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

Changes in lease accounting standards may make the leasing of our properties less attractive to our potential tenants.
The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Associated with Debt Financing and Investments
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we typically incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. In addition, we may borrow if we need additional funds to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
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
We qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of December 31, 2014:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
McDonald's	Oct. 2012	UK	1	9,094	9.2	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	9.8	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	12.5	12,365
Thames Water	Jul. 2013	UK	1	78,650	7.7	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	12.0	5,054
PPD Global Labs	Aug. 2013	US	1	76,820	9.9	9,283
Northern Rock	Sep. 2013	UK	2	86,290	8.7	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	8.8	13,415
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	13.9	6,067
Con-way Freight	Nov. 2013	US	7	105,090	8.9	12,266
Wolverine	Dec. 2013	US	1	468,635	8.1	17,201
Western Digital	Dec. 2013	US	1	286,330	5.9	28,574
Encanto	Dec. 2013	Puerto Rico	18	65,262	10.5	37,556
Rheinmetall	Jan. 2014	Germany	1	320,102	9.0	28,924
GE Aviation	Jan. 2014	US	1	369,000	11.0	38,857
Provident Financial	Feb. 2014	UK	1	117,003	10.9	41,812
Crown Crest	Feb. 2014	UK	1	805,530	24.1	63,587
Trane	Feb. 2014	US	1	25,000	8.9	3,072
Aviva	Mar. 2014	UK	1	131,614	14.5	52,517
DFS Trading	Mar. 2014	UK	5	240,230	15.2	34,050
GSA I	Mar. 2014	US	1	135,373	7.6	43,250
National Oilwell Varco	Mar. 2014	US	1	24,450	8.6	4,888
Talk Talk	Apr. 2014	UK	1	48,415	10.2	14,274
OBI DIY	Apr. 2014	Germany	1	143,633	8.9	13,216
GSA II	Apr. 2014	US	2	24,957	8.2	9,525
DFS Trading	Apr. 2014	UK	2	39,331	15.2	6,275
GSA III	Apr. 2014	US	2	28,364	10.5	9,700
GSA IV	May 2014	US	1	33,000	10.6	14,828
Indiana Department of Revenue	May 2014	US	1	98,542	8.0	11,654
National Oilwell Varco	May 2014	US	1	7,500	14.4	2,360
Nissan	May 2014	US	1	462,155	8.8	25,838
GSA V	Jun. 2014	US	1	26,533	8.3	11,556
Lippert Components	Jun. 2014	US	1	539,137	11.7	14,776
Select Energy Services I	Jun. 2014	US	3	135,877	12.0	24,112
Bell Supply Co I	Jun. 2014	US	6	79,829	14.0	12,225
Axon Energy Products	Jun. 2014	US	3	213,634	12.1	20,709
Lhoist	Jun. 2014	US	1	22,500	8.0	3,264
GE Oil & Gas	Jun. 2014	US	2	69,846	8.7	10,956
Select Energy Services II	Jun. 2014	US	4	143,417	11.9	20,789
Bell Supply Co II	Jun. 2014	US	2	19,136	14.0	3,407
Superior Energy Services	Jun. 2014	US	2	42,470	9.5	2,455
Amcor Packaging	Jun. 2014	UK	7	294,580	9.9	13,290
GSA VI	Jun. 2014	US	1	6,921	9.3	1,450
Nimble Storage	Jun. 2014	US	1	164,608	6.8	52,500
FedEx -3-Pack	Jul. 2014	US	3	338,862	7.7	46,100
Sandoz, Inc.	Jul. 2014	US	1	154,101	11.6	63,582
Wyndham	Jul. 2014	US	1	31,881	10.3	5,200

Properties (continued)

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Valassis	Jul. 2014	US	1	100,597	8.3	$13,614
GSA VII	Jul. 2014	US	1	25,603	9.9	12,000
AT&T Services	Jul. 2014	US	1	401,516	11.6	61,000
PNC - 2-Pack	Jul. 2014	US	2	210,256	14.6	17,412
Fujitisu	Jul. 2014	UK	3	162,888	10.2	70,651
Continental Tire	Jul. 2014	US	1	90,994	7.6	18,500
Achmea	Jul. 2014	Netherlands	2	190,252	9.0	38,790
BP Oil	Aug. 2014	UK	1	2,650	10.8	4,951
Malthurst	Aug. 2014	UK	2	3,784	10.9	5,914
HBOS	Aug. 2014	UK	3	36,071	10.6	18,109
Thermo Fisher	Aug. 2014	US	1	114,700	9.7	14,000
Black & Decker	Aug. 2014	US	1	71,259	7.1	10,350
Capgemini	Aug. 2014	UK	1	90,475	8.3	24,947
Merck & Co.	Aug. 2014	US	1	146,366	10.7	53,325
Family Dollar - 65-Pack	Aug. 2014	US	65	541,472	14.7	77,360
GSA VIII	Aug. 2014	US	1	23,969	9.6	8,319
Garden Ridge	Sep. 2014	US	4	564,910	14.7	40,936
Waste Management	Sep. 2014	US	1	84,119	8.0	4,650
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	9.4	15,301
HP Enterprise Services	Sep. 2014	UK	1	99,444	11.2	30,951
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	7.8	27,000
FedEx Freight	Sep. 2014	US	1	11,501	9.3	2,250
Hotel Winston	Sep. 2014	Netherlands	1	24,283	14.7	17,292
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	13.3	52,004
FedEx III	Sep. 2014	US	2	221,260	9.6	36,490
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	9.7	22,800
Kuka	Sep. 2014	US	1	200,000	9.5	14,850
CHE Trinity	Sep. 2014	US	2	373,593	7.6	51,000
FedEx IV	Sep. 2014	US	2	255,037	8.1	21,780
GE Aviation	Sep. 2014	US	1	102,000	8.0	14,178
DNV GL	Oct. 2014	US	1	82,000	10.2	7,850
Bradford & Bingley	Oct. 2014	UK	1	120,618	14.8	24,482
Rexam	Oct. 2014	Germany	1	175,615	10.2	14,725
FedEx	Oct. 2014	US	1	76,035	9.5	9,532
CJ Energy	Oct. 2014	US	1	96,803	11.3	17,925
Family Dollar II	Oct. 2014	US	34	282,730	14.8	49,000
Panasonic	Oct. 2014	US	1	48,497	13.6	10,375
Onguard	Oct. 2014	US	1	120,000	9.0	10,800
Metro Tonic	Oct. 2014	Germany	1	636,066	10.8	67,511
Axon Energy Products	Oct. 2014	US	1	26,400	9.8	3,620
Tokmanni	Oct. 2014	Finland	1	800,834	18.7	72,964
Fife Council	Nov. 2014	UK	1	37,331	9.1	6,519
Family Dollar III	Nov. 2014	US	2	16,442	14.7	2,727
GSA IX	Nov. 2014	US	1	28,300	7.3	10,385
KPN BV	Nov. 2014	Netherlands	1	133,053	12.0	27,351
RWE AG	Nov. 2014	Germany	3	594,415	9.9	154,492
Follett School	Nov. 2014	US	1	486,868	10.0	23,900
Quest Diagnostics	Dec. 2014	US	1	223,894	9.7	96,000
Family Dollar IV	Dec. 2014	US	1	8,030	14.7	1,779

Properties (continued)

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Diebold	Dec. 2014	US	1	158,330	7.0	$11,500
Dollar General	Dec. 2014	US	1	12,406	13.2	2,050
Weatherford Intl	Dec. 2014	US	1	19,855	10.8	3,190
AM Castle	Dec. 2014	US	1	127,600	9.8	9,270
FedEx	Dec. 2014	US	1	27,771	9.7	9,300
Constellium Auto	Dec. 2014	US	1	320,680	14.9	20,625
Total			307	16,305,844	11.6	$2,378,554
_____________________________________________________________________
(1) Remaining lease term in years as of December 31, 2014.
(2) Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

The following table details distribution of our portfolio by country as of December 31, 2014:

Country	Acquisition Date	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Finland	Nov. 2014	1	800,834	4.9%	18.7	$72,964
Germany	Jan. 2014 - Nov. 2014	7	1,869,831	11.5%	10.0	278,868
Netherlands	Jul. 2014 - Nov. 2014	4	347,588	2.1%	10.6	83,433
United Kingdom	Oct. 2012 - Nov. 2014	40	2,708,443	16.6%	15.2	494,295
United States	Aug. 2013 - Dec. 2014	237	10,513,886	64.5%	10.5	1,411,438
Puerto Rico	Dec. 2013	18	65,262	0.4%	10.5	37,556
Total		307	16,305,844	100.0%	11.6	$2,378,554
____________________________________________________________________
(1) Remaining lease term in years as of December 31, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

The following table details the industry distribution of our portfolio as of December 31, 2014:

Industry	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Aerospace	3	601,581	3.7%	$5,777	3.0%
Auto Manufacturing	2	1,001,292	6.1%	2,729	1.4%
Automation	1	200,000	1.2%	1,092	0.6%
Automotive Parts Manufacturing	1	152,711	0.9%	1,201	0.6%
Automotive Parts Supplier	2	411,096	2.5%	3,617	1.9%
Biotechnology	1	114,700	0.7%	1,014	0.5%
Consulting	1	82,000	0.5%	602	0.3%
Consumer Goods	3	271,874	1.7%	2,133	1.1%
Contract Research	1	80,420	0.5%	908	0.5%
Discount Retail	143	2,031,558	12.5%	18,891	10.0%
Education	1	486,868	3.0%	1,935	1.0%
Electronics	1	48,497	0.3%	686	0.4%
Energy	28	901,717	5.5%	11,204	5.9%
Financial Services	11	1,650,429	10.1%	21,564	11.4%
Foot Apparel	2	588,635	3.6%	2,141	1.1%
Freight	17	1,035,556	6.4%	9,917	5.2%
Government	11	333,020	2.0%	11,572	6.1%
Government Services	2	135,873	0.8%	1,444	0.8%
Healthcare	3	593,633	3.6%	12,920	6.8%
Home Decor	4	564,910	3.5%	3,256	1.7%
Home Maintenance	4	230,535	1.4%	2,631	1.4%
Hospitality	2	56,164	0.3%	1,844	1.0%
Marketing	1	100,597	0.6%	1,194	0.6%
Metal Processing	2	448,280	2.7%	2,862	1.5%
Packaging Goods	7	294,580	1.8%	1,357	0.7%
Petroleum Services	3	6,434	—%	821	0.4%
Pharmaceuticals	3	390,367	2.4%	9,734	5.1%
Restaurant - Quick Service	19	74,356	0.5%	3,429	1.8%
Retail Banking	3	36,071	0.2%	1,328	0.7%
Retail Food Distribution	1	805,530	4.9%	6,180	3.3%
Specialty Retail	7	279,561	1.7%	3,557	1.9%
Technology	8	891,745	5.5%	16,842	8.9%
Telecommunications	4	647,816	4.0%	9,141	4.8%
Utilities	4	673,065	4.1%	13,571	7.2%
Waste Management	1	84,373	0.5%	358	0.2%
Total	307	16,305,844	100%	$189,452	100%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by U.S. state or country, of our portfolio as of December 31, 2014:

Country	State	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
					(In thousands)
Finland		1	800,834	4.7%	$6,261	3.3%
Germany		7	1,869,831	11.5%	20,727	10.9%
Netherlands		4	347,588	2.1%	7,072	3.7%
Puerto Rico		18	65,262	0.4%	3,212	1.7%
United Kingdom		40	2,708,443	16.6%	41,476	22.0%
United States:
	Alabama	9	73,554	0.5%	791	0.4%
	Arizona	3	158,876	1.0%	982	0.5%
	Arkansas	1	8,320	0.1%	89
	California	3	674,832	4.1%	12,890	6.8%
	Colorado	1	26,533	0.2%	1,088	0.6%
	Delaware	1	9,967	0.1%	359	0.2%
	Florida	15	243,596	1.5%	3,420	1.8%
	Georgia	5	41,320	0.3%	449	0.2%
	Idaho	2	16,267	0.1%	201	0.1%
	Illinois	3	509,939	3.1%	2,152	1.1%
	Indiana	3	646,329	4.0%	1,991	1.1%
	Iowa	2	32,399	0.2%	296	0.2%
	Kansas	6	178,807	1.1%	1,275	0.7%
	Kentucky	7	517,420	3.2%	3,687	1.9%
	Louisiana	7	136,850	0.8%	1,260	0.7%
	Maine	2	49,572	0.3%	1,871	1.0%
	Maryland	1	120,000	0.7%	785	0.4%
	Massachusetts	2	127,456	0.8%	1,772	0.9%
	Michigan	12	2,000,300	12.3%	16,704	8.8%
	Minnesota	3	58,661	0.4%	1,601	0.8%
	Mississippi	10	80,968	0.5%	800	0.4%
	Missouri	4	138,536	0.9%	2,582	1.4%
	Nebraska	6	57,572	0.4%	564	0.3%
	New Jersey	3	348,964	2.1%	8,450	4.5%
	New Mexico	5	46,405	0.3%	556	0.3%
	New York	2	221,260	1.4%	2,398	1.3%
	North Carolina	7	242,575	1.4%	1,467	0.8%
	North Dakota	3	47,330	0.3%	884	0.5%
	Ohio	12	508,375	3.1%	4,229	2.2%
	Oklahoma	16	159,008	1.0%	1,617	0.9%
	Pennsylvania	11	376,368	2.3%	3,900	2.1%
	South Carolina	13	189,081	1.2%	2,353	1.2%
	South Dakota	1	28,300	0.2%	946	0.5%
	Tennessee	10	662,312	4.0%	6,520	3.4%
	Texas	44	1,759,932	10.8%	19,608	10.4%
	Utah	1	7,948	—%	91	—%
	Virginia	1	7,954	—%	76	—%
Total		307	16,305,844	100%	$189,452	100%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2014:

(In thousands)	Future Minimum Base Rent Payments (1)
2015	$175,154
2016	179,154
2017	182,643
2018	185,137
2019	187,586
2020	189,854
2021	187,953
2022	178,180
2023	155,401
2024	132,311
Thereafter	376,735
Total	$2,130,108
________________________________

(1)	Based on the exchange rate as of December 31, 2014.
Future Lease Expirations
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2015	—	$—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	2	3,482	1.8%	386,015	2.4%
2021	2	5,003	2.6%	322,938	2.0%
2022	16	22,013	11.6%	1,552,953	9.5%
2023	26	21,176	10.5%	2,352,720	14.4%
2024	33	38,010	20.6%	3,173,767	19.5%
Total	79	$89,684	47.1%	7,788,393	47.8%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration

As of December 31, 2014, we did not have any tenants whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income.

Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of the RWE AG and Government Services Administration ("GSA") (I - IX) properties, each represents 5% or more of our total portfolio's rentable square feet or annual straight-line rental income. The tenant concentration of these properties is summarized below.
RWE AG
RWE AG, located in Essen, Germany, are three freestanding, single-tenant modern office buildings, comprised of 594,415 total rentable square feet and are 100% leased to RWE AG. As of December 31, 2014, the tenant has 9.9 years remaining on its lease which expires in November 2024. The lease has annualized rental income on a straight-line basis of $11.9 million and contains two five-year renewal options.
GSA (I - IX)
The GSA portfolio is located in nine different states throughout U.S. with a total of eleven properties. The buildings are freestanding, single-tenant office buildings, comprised of 333,020 total rentable square feet and is 100% leased to different U.S. government agencies. As of December 31, 2014, the tenants have an average of 9.1 years remaining on their leases which expire between April 2022 and July 2028. The leases have annualized rental income on a straight-line basis of $11.6 million and contain one five-year, two five-year and 20 five-year renewal options for GSA II, GSA VI and GSA VII tenants, respectively. The other GSA tenants have no renewal options.
Property Financings
The following table presents certain debt information about the properties we owned as of December 31, 2014 and 2013:

			Outstanding Loan Amount(1)
Country	Portfolio	Encumbered Properties	December 31, 2014	December 31, 2013	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)	(In thousands)
Germany:
	Rheinmetall	1	$12,884	$—	2.5%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,470	—	2.4%		Fixed	Jan. 2019
	RWE AG	3	75,969	—	1.6%		Fixed	Oct. 2019
	Rexam	1	6,394	—	1.9%		Fixed	Oct. 2019
	Metro Tonic	1	32,211	—	1.7%		Fixed	Dec. 2019
United Kingdom:
	McDonald's	1	1,180	1,253	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	3,024	3,209	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	6,213	6,596	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	9,319	9,894	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,563	2,721	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	8,155	8,657	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,951	3,133	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	19,804	—	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	29,901	—	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	24,387	—	3.8%	(2)	Fixed	Mar. 2019
United States:	Western Digital	1	18,269	18,541	3.7%		Fixed	Jul. 2021
Puerto Rico:	Encanto Restaurants	18	22,492	22,900	3.0%		Fixed	Jun. 2017
	Total	37	$281,186	$76,904	3.7%
____________________

(1)	Based on the ending exchange rate at December 31, 2014 and 2013, as applicable.
(2) Fixed as a result of entering into a swap agreement.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares are not listed on a national securities exchange and there is no established trading market for our shares of common stock although our board has announced that it intends to file an application to list our common stock on a national securities exchange. There is no assurance that the shares will, in fact, be listed. Unless and until the shares are listed, even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders.
In order for FINRA members and their associated persons to participate in our offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.

Holders
As of March 13, 2015, we had 179.7 million shares outstanding held by 33,865 stockholders.
Distributions
We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. For tax purposes, of the amounts distributed during the year ended December 31, 2014, 70.4%, or $0.50 per share per annum, and 29.6%, or $0.21 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2013, 51.7%, or $0.37 per share per annum, and 48.3%, or $0.34 per share per annum, represented a return of capital and ordinary dividends, respectively.
On October 5, 2012, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00194520548 per day equivalent to a per annum yield of 7.10% based on a price of $10.00 per share of common stock. The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2012, relating to the period from November 28, 2012 (30 days after the date of the first property acquisition) through November 30, 2012. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders during the years ended December 31, 2014 and 2013:

(In thousands)	Distributions Paid in Cash (1)	Distributions Reinvested through DRIP (1)	Total Distributions Paid (1)	Distributions Declared (1)
Q1 2014	$2,028	$1,937	$3,965	$6,730
Q2 2014	6,524	8,286	14,810	20,231
Q3 2014	13,083	17,120	30,203	31,443
Q4 2014	13,780	17,543	31,323	31,760
Total	$35,415	$44,886	$80,301	$90,164

(In thousands)	Distributions Paid in Cash (1)	Distributions Reinvested through DRIP (1)	Total Distributions Paid (1)	Distributions Declared (1)
Q1 2013	$46	$3	$49	$78
Q2 2013	187	102	289	498
Q3 2013	594	441	1,035	1,264
Q4 2013	935	774	1,709	2,065
Total	$1,762	$1,320	$3,082	$3,905
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. Distributions related to unvested restricted stock were $12,000 and $7,000 for the years ended December 31, 2014 and 2013, respectively. Distributions related to Class B units were $178,000 and $4,000 for the years ended December 31, 2014 and 2013, respectively.
We, our board of directors and our Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. As of January 1, 2013, the Advisor eliminated the payment of asset management fees in the form of cash, shares or restricted stock grants and instead expects to issue Class B units. Prior to this change, during the year ended December 31, 2013, the Advisor waived asset management fees of approximately $25,000. During the years ended December 31, 2014 and 2013, we incurred approximately $1,316,000 and $50,000, respectively, in property management fees from the Property Manager. The Advisor may elect to waive a portion of property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the year ended December 31, 2014, the Property Manager elected to waive approximately $690,000 of property management fees. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the year ended December 31, 2014, there were no property and general administrative expenses absorbed by our Advisor. During the year ended December 31, 2013, the Advisor elected to absorb $1.3 million of our general and administrative costs.
During the year ended December 31, 2014, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2014:

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
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”) that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The fair market value of any shares of restricted stock granted under our RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), may not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP may not exceed 5% of our authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 14,400 unvested restricted shares issued pursuant to the RSP.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2014, 2013 and 2012. During the period from July 13, 2011 (date of inception) to December 31, 2011, we sold 22,222 shares of our common stock to our Special Limited Partner under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $9.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund third party offering costs.

Use of Proceeds from Sales of Registered Securities
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis. On August 23, 2012, we filed a new prospectus offering up to 150.0 million shares of common stock, pursuant to the Registration Statement on Form S-11 (File No. 333-177563) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The Company's IPO closed on June 30, 2014. As of December 31, 2014, we have issued 177.9 million shares of our common stock, and received $1,766.4 million of offering proceeds from the sale of common stock, including shares issued under the DRIP. As of December 31, 2014, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Selling commissions and dealer manager fees	$148,372	$14,024	$3
Other offering costs	19,321	3,900	1,988
Total offering costs	$167,693	$17,924	$1,991
The Dealer Manager was permitted to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total commissions paid to the Dealer Manager	$148,372	$14,024	$3
Less:
Commissions to participating brokers	(101,421)	(8,733)	(2)
Reallowance to participating broker dealers	(15,275)	(1,181)	—
Net to the Dealer Manager	$31,676	$4,110	$1
As of December 31, 2014, cumulative offering costs included $18.2 million paid to the Advisor and the Dealer Manager to reimburse offering costs incurred. As of December 31, 2014, we have incurred $188.2 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 11.5% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 11.5% threshold as of December 31, 2014. Cumulative offering proceeds from the sale of common stock and DRIP exceeded cumulative offering costs by $1,578.5 million at December 31, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used the net proceeds from our IPO and debt financing to purchase 307 properties with an aggregate base purchase price of $2,378.6 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. Our board has determined that it is in the best interests of our stockholders to proceed to file an application to list our shares of common stock on a national securities exchange. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
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

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death, the purchase price for shares repurchased under our SRP will be as set forth below.
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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstance.
Since our inception through December 31, 2013, no shares of common stock had been repurchased or requested to be repurchased. During the year ended December 31, 2014, we acquired 99,969 shares at a weighted average price per share of $9.91.

Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2014, 2013, 2012 and for the period ended July 13, 2011 (date of inception) to December 31, 2011:

	December 31,
Balance sheet data (In thousands)	2014	2013	2012	2011
Total real estate investments, at cost	$2,340,039	$196,908	$2,585	$—
Total assets	2,428,797	214,927	2,933	559
Mortgage notes payable	281,186	76,904	1,228	—
Credit facility	659,268	—	—	—
Total liabilities	1,012,128	92,207	3,729	375
Total stockholders' equity (deficit)	$1,416,669	$122,720	$(796)	$184

Operating data (In thousands, except share and per share data)	Year Ended December 31,			Period from July 13, 2011 (date of inception) to December 31, 2011
	2014	2013	2012
Total revenues	$93,383	$3,951	$30	$—
Operating expenses:
Property operating	7,947	42	—	—
Operating fees to affiliates	797	50	1	—
Acquisition and transaction related	83,498	7,745	228	—
General and administrative	4,314	58	183	16
Depreciation and amortization	40,387	2,112	21	—
Income tax benefit	(1,431)	—	—	—
Total expenses	135,512	10,007	433	16
Operating loss	(42,129)	(6,056)	(403)	(16)
Other Income (Expense):
Interest expense	(14,852)	(969)	(10)	—
Income from investments	14	—	14	—
Unrealized gain (loss) on foreign currency	(186)	35	—	—
Gains (losses) on derivative instruments	1,881	—	—	—
Gain (loss) on hedging instruments deemed ineffective	1,387	—	—	—
Other income	291	1	—	—
Net loss	$(53,594)	$(6,989)	$(399)	$(16)
Other data:
Cash flows used in operations	$(9,693)	$(3,647)	$(418)	$—
Cash flows used in investing activities	(1,517,175)	(111,500)	(1,357)	—
Cash flows provided by financing activities	1,582,907	124,209	2,027	—
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	126,079,369	5,453,404	64,252	22,222
Dividends declared per common share	$0.71	$0.71	$0.71	—
Net loss per common share - basic and diluted	$(0.43)	$(1.28)	$(6.43)	NM
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
Overview
We were incorporated on July 13, 2011, as a Maryland corporation that qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to an additional 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. On March 19, 2014, our board of directors approved the extension of our IPO to April 20, 2015, provided that the offering will be terminated if all 150.0 million shares of our common stock are sold before such date. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829).
Our IPO closed on June 30, 2014. As of December 31, 2014, we had 177.9 million shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of $1.8 billion, including shares issued under the DRIP. As of December 31, 2014, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe with a potential additional 10% allocation of properties elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of December 31, 2014, we owned 307 properties consisting of 16.3 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.6 years. 255 of these properties are located in the United States and Puerto Rico, with an average remaining lease term of 10.5 years, 40 of these properties are located in the United Kingdom, with an average remaining lease term of 15.2 years and 12 of these properties are located in continental Europe, with an average remaining lease term of 12.4 years.
Substantially all of our business is conducted through the American Realty Capital Global Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Global Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive or will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor and Property Manager have entered into a service provider agreement with a third party, Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider provides, subject to the Advisor's and Property Manager's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to our properties in Europe. Pursuant to the service provider agreements, 50% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are assigned to the Service Provider, solely with respect to our foreign investments in Europe. Such fees are deducted from fees paid to the Advisor.

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
As of December 31, 2014 and 2013, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $8.7 million and $0.2 million, respectively. The Company’s rental revenue included impacts of unbilled rental revenue of $8.5 million and $0.2 million respectively, to adjust contractual rent to straight line rent.
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
As of December 31, 2014, some of our leases for properties in U.S and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.

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
The Company evaluates the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criterias. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
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
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from 12 to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the currency and the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
Recently Issued Accounting Pronouncements
Adopted:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date - a consensus of the FASB Emerging Issues Task Force. The guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (ASC 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The Update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the Update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. The Update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. Except for the amendments to ASC 810, the ASU is effective for public business entities for reporting periods (including interim periods) beginning after December 15, 2014. The amendments to ASC 810 are effective for annual periods beginning after December 15, 2015, for public business entities. Early adoption of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which revises guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the new guidance.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.

In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the new guidance.
Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
We purchased 270 properties in 2014 compared to our portfolio of 37 properties as of December 31, 2013. The results of operations for the year ended December 31, 2014 therefore reflect significant increases in most categories.
Rental Income
Rental income was $88.2 million for the year ended December 31, 2014, compared to $3.9 million for the year ended December 31, 2013. The increase in rental income was driven by our acquisition of 270 properties since December 31, 2013 for an aggregate purchase price of $2,378.6 million, as of the respective acquisition dates. In addition, we had a full year of rental income on 37 properties acquired through December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursements were $5.2 million for the year ended December 31, 2014, compared to $51,000 for the year ended December 31, 2013. Pursuant to some of our lease agreements, tenants are required to reimburse us for property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and subsequently reimbursed by the tenant. Operating expense reimbursements increased due to our acquisition of 270 properties since December 31, 2013, compared to our portfolio of 37 properties as of December 31, 2013. In addition, we had a full year of operating expense reimbursements on these properties acquired through December 31, 2013.
Property Operating Expense
Property operating expenses were $7.9 million for the year ended December 31, 2014, compared to $42,000 for the year ended 2013. Operating expenses increased as a result of our acquisition of 270 properties during the year ended December 31, 2014, compared to our portfolio of 37 properties as of December 31, 2013.
These costs primarily relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants.
Operating Fees to Affiliates
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. During the year ended December 31, 2014 the board of directors approved the issuance of 682,351 Class B Units to the Advisor at a price of $9.00 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the years ended December 31, 2014 and 2013, property management fees were $1.3 million and $50,000, respectively. The Property Manager elected to waive $0.7 million and $25,000 of the property management fees for the years ended December 31, 2014 and 2013, respectively.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $83.5 million were incurred for the year ended December 31, 2014 related to our acquisition of 270 properties during the year. Acquisition and transaction related expenses of $7.7 million were incurred related to the 36 properties purchased during the year ended December 31, 2013.
General and Administrative Expenses
General and administrative expenses were $4.3 million for the year ended December 31, 2014, compared to $58,000 for the year ended December 31, 2013. The increase in general and administrative expenses during the year, was primarily driven by higher costs to maintain our larger real estate portfolio, such as higher professional fees, including strategic advisory fees from our Dealer Manager, taxes on foreign operations, board compensation and insurance costs.

Depreciation and Amortization Expense
Depreciation and amortization expense was $40.4 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. The increase in depreciation and amortization expense is related to our acquisition of 270 properties during the year ended December 31, 2014. In addition, we had a full year of depreciation and amortization on 37 properties owned as of December 31, 2013.
The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and then depreciated or amortized over the estimated useful life.
Income Tax (Benefit) Expense
We recognize current income tax expense for state taxes and local income taxes incurred, if any, in foreign jurisdictions in which we invest. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (benefit) expense fluctuates from period to period based primarily on the timing of those taxes. In 2014 we recognized a future income tax benefit of $(1.4) million as a result of our review of tax positions.
Interest Expense
Interest expense was $14.9 million for the year ended December 31, 2014, compared to $1.0 million for the year ended December 31, 2013. The increase in interest expense is related to the increase in mortgage notes payable outstanding as a result of our increased rate of property acquisitions during 2014, along with an increase in the amortization of deferred financing costs associated with these borrowings. Interest expense also increased as a result of amounts drawn under our revolving credit facility.
In July 2013, we entered into a credit agreement which allows for total borrowings of up to $50.0 million. We have, at various times, amended the facility to increase the aggregate borrowings available and, on October 16, 2014, further amended the credit facility agreement to increase aggregate borrowings to $680.0 million. $659.3 million was outstanding under the facility as of December 31, 2014. We did not utilize the facility during 2013.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains (Losses) on Foreign Currency
We had foreign currency exchange losses of $0.2 million for the year ended December 31, 2014, compared to exchange gains of $35,000 for the year ended December 31, 2013. Exchange gains and losses on foreign currency reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to when acquisitions were made and the time the related transactions were consummated.
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
Operating Expense Reimbursements
Operating expense reimbursements were $51,000 for the year ended December 31, 2013. We had no operating expense reimbursements for the year ended December 31, 2012. Operating expense reimbursements in 2013 related to our acquisition of 37 properties. Pursuant to some of our lease agreements, tenants are required to reimburse us for property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The operating expense reimbursement primarily reflects insurance expense incurred by us and reimbursed by the tenant.
Property Operating Expense
Property operating expenses were $42,000 for the year ended December 31, 2013. We had no property operating expenses for the year ended December 31, 2012. Property operating expenses related to our acquisition of 37 properties through December 31, 2013. These costs primarily relate to the costs associated with maintaining insurance on our properties, which is incurred by us and is reimbursable by the tenants.

Operating Fees to Affiliate
We do not pay our Advisor asset management fees in cash. Instead we issue to the Advisor (if approved by the board of directors) Class B Units, which will be forfeited unless certain conditions are met. During the year ended December 31, 2013, the board of directors approved the issuance of 23,392 Class B Units to the Advisor. Prior to this change, during the year ended December 31, 2012 approximately $3,000 of asset management fees were waived.
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
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $7.7 million for the year ended December 31, 2013 related to our acquisition of 36 properties since December 31, 2012 for an aggregate purchase price of $182.3 million, as of the respective acquisition dates. Acquisition and transaction related expense of $0.2 million related to the one property we purchased during the year ended December 31, 2012.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million to $58,000 for the year ended December 31, 2013. The decrease was supported by an increased absorption of general and administrative expenses by the Advisor of $1.2 million for the year ended December 31, 2013, compared to $85,000 for the year ended December 31, 2012. This decrease was partially offset by a $1.1 million increase in 2013 general and administrative expenses from higher costs to maintain our larger real estate portfolio, including higher professional fees, strategic advisory fees from our Dealer Manager, taxes on foreign operations, board compensation and insurance costs.
Depreciation and Amortization Expense
Depreciation and amortization expense was $2.1 million for the year ended December 31, 2013, compared to $21,000 for the year ended December 31, 2012. The increase in depreciation and amortization expense related to our acquisition of 36 properties in 2013 for an aggregate purchase price of $182.3 million and a full year of depreciation for the one property held as of December 31, 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful life.
Interest Expense
Interest expense was $1.0 million for the year ended December 31, 2013, compared to $10,000 for the year ended December 31, 2012. Interest expense related to mortgage notes payable increased by $0.8 million as a result of a higher level of notes during the year ended December 31, 2013. A comparable increase in amortization of deferred financing costs also occurred in 2013.
Gain (loss) on Foreign Currency
Gains on foreign currency were $35,000 for the year ended December 31, 2013. We had no gain or loss on foreign currency for the year ended December 31, 2012. Gains on foreign currency reflect the effect of changes in foreign currency exchange rates, primarily between the time deposits related to acquisitions were made and the time the related transactions were consummated.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $9.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash used in operating activities during the year ended December 31, 2014 reflects a net loss, after adjustments for non-cash items, of $13.1 million (net loss of $53.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net realized and unrealized mark-to-market transactions of $3.3 million and share based compensation of $0.1 million). Operating cash flow during the year ended December 31, 2014 includes $83.5 million of acquisition and transaction related costs reflected in our net loss and an increase in prepaid expenses and other assets of $20.6 million primarily related to prepaid professional fees due for strategic advisory services from our Dealer Manager and receivables due from our Advisor related to absorbed costs. These cash outflows were partially offset by an increase in deferred rent of $10.4 million and increased accounts payable and accrued expenses of $15.7 million primarily related to accrued interest payable and local taxes.
Net cash used in investing activities during the year ended December 31, 2014 of $1,517.2 million primarily related to our acquisition of 270 properties which were partially funded with borrowings under our credit facility. Net cash used in investing activities also includes a deposit of $0.8 million on a potential future acquisition.

Net cash provided by financing activities of $1,582.9 million during the year ended ended December 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $1,569.1 million and net borrowings under our credit facility of $240.0 million, partly offset by payments related to offering costs of $168.3 million, payments of deferred financing costs of $16.9 million, distributions to stockholders of $35.4 million and restricted cash increases of $5.4 million.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $3.6 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 included $7.7 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $4.6 million (net loss of $7.0 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $24,000), an increase in prepaid expenses of $1.8 million primarily related to prepaid professional fees due to strategic advisory services from our Dealer Manager and receivables due from our Advisor related to absorbed costs. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.9 million primarily related to accrued interest payable, local taxes and a roof repair credit received from a seller at acquisition as well as an increase in deferred rent of $0.9 million.
Net cash used in investing activities during the year ended December 31, 2013 of $111.5 million primarily related to our acquisition of 36 properties, which were partially funded with mortgage notes payable. Net cash used in investing activities also includes a deposit of $1.5 million on a potential future acquisition.
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
Net cash used in investing activities of $1.4 million during the year ended December 31, 2012 related to the acquisition of one property in October 2012 for a purchase price of $2.6 million, which was financed at acquisition with a $1.2 million mortgage note payable.
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

Liquidity and Capital Resources
Our IPO closed on June 30, 2014. We purchased our first property and commenced our real estate operations in October 2012. As of December 31, 2014, we owned 307 properties with an aggregate base purchase price of $2,378.6 million based on exchange rates as of the respective acquisition dates. As of December 31, 2014, we had 177.9 million shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $1,766.4 million, including shares issued under the DRIP.
As of December 31, 2014, we had cash of $64.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations, operating expenses and the payment of distributions to our stockholders.

Generally, we will fund a portion of the purchase price of our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from additional public or private offerings, proceeds from the sale of properties and undistributed funds from operations. On July 25, 2013, we entered into a credit agreement, which allows for total borrowings of up to $50.0 million. The credit facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments and in the sole and absolute discretion of the lender. We had, at various times, amended the facility to increase the aggregate borrowings available and, on October 16, 2014, we further amended the credit facility agreement to increase aggregate borrowings to $680.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, we had advances under our credit facility of $659.3 million and secured mortgage notes payable of $281.2 million with a weighted average interest rate per annum of 3.7% and a weighted average remaining debt term of 4.9 years. Our debt leverage ratio was 39.5% (total debt as a percentage of total real estate investments on the date of acquisition) as of December 31, 2014.
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
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Since our inception through December 31, 2013, no shares of common stock have been repurchased or requested to be repurchased. During 2014, we acquired 99,969 shares at a weighted average price per share of $9.91.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is seasoned. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing and where the price of a share of common stock is a stated value. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net loss (in accordance with GAAP)	$(16,349)	$(7,479)	$(24,558)	$(5,208)	$(53,594)
Depreciation and amortization(1)	4,354	7,640	15,126	13,267	40,387
FFO	(11,995)	161	(9,432)	8,059	(13,207)
Acquisition fees and expenses (2)	16,516	8,244	29,124	29,614	83,498
Amortization of above or below market leases and liabilities (3)	66	348	393	(775)	32
Mark-to-market adjustments	79	171	(849)	(1,282)	(1,881)
Straight-line rent (4)	(592)	(906)	(1,670)	(5,517)	(8,685)
Amortization of mortgage premiums	(124)	(124)	(125)	(125)	(498)
Losses (gains) on foreign currency, net (5)	(6)	26	737	(571)	186
MFFO	$3,944	$7,920	$18,178	$29,403	$59,445
_________________
(1) During 2014, we identified certain measurement adjustments that impacted the provisional accounting of our real estate investment purchase price allocations.  As a result, depreciation and amortization period amounts have been adjusted to properly reflect such measurements.

(2)
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

(3) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(4) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance. During the fourth quarter of 2014, we have made a cumulative adjustment due to change in accounting policy for free rent credits with $2.0 million, $(1.3) million, $(0.4) million and $(0.2) million impact for the quarters ending December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.
(5) Represents components of net loss primarily resulting from the changes in exchange rates related to the time deposits on acquisitions are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.

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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. There is no assurance that we will continue to declare distributions at this rate.
The distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the year ended December 31, 2014, distributions paid to common stockholders totaled $80.3 million. During the year ended December 31, 2014, cash used to pay our distributions was generated from proceeds of issuance of common stock and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$2,028		$6,524		$13,083		$13,780		$35,415
Distributions reinvested	1,937		8,286		17,120		17,543		44,886
Distributions on unvested restricted stock	3		3		2		4		12
Total distributions	$3,968		$14,813		$30,205		$31,327		$80,313

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$6,527	44.1%	$(6,416)	(21.2)%	$(45)	(0.1)%	$66	0.1%
Proceeds from issuance of common stock	2,031	51.2%	—	—%	19,501	64.6%	13,829	44.1%	35,361	44.0%
Common stock issued under the DRIP / offering proceeds	1,937	48.8%	8,286	55.9%	17,120	56.7%	17,543	56.0%	44,886	55.9%
Total sources of distribution coverage	$3,968	100.0%	$14,813	100.0%	$30,205	100.1%	$31,327	100.0%	$80,313	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$(18,542)		$15,310		$(6,416)		$(45)		$(9,693)

Net loss (in accordance with GAAP)	$(16,349)		$(7,479)		$(24,558)		$(5,208)		$(53,594)
_______________________________
(1) Cash flows used in operations for the year ended December 31, 2014 reflects acquisition and transaction related expenses of $83.5 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through December 31, 2014:

July 13, 2011 (date of inception) to December 31, 2014
(In thousands)
Distributions paid:
Common stockholders in cash	$37,178
Common stockholders pursuant to DRIP / offering proceeds	46,206
Unvested restricted stockholders in cash	18
Total distributions paid	$83,402

Reconciliation of net loss:
Revenues	$97,364
Acquisition and transaction-related expenses	(91,471)
Depreciation and amortization	(42,520)
Other operating expenses	(13,408)
Income tax benefit	1,431
Other non-operating expense	(12,408)
Net loss (in accordance with GAAP) (1)	$(61,012)
_______________________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets of $462.8 million at December 31, 2014, (2) minus total liabilities less the net value of intangible liabilities, if applicable, (3) divided by the total number of shares of common and preferred stock outstanding as of December 31, 2014. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation. Our net tangible book value reflects dilution in the value of our common and preferred stock from the offer price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $5.48. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) was $10.00 per share and $9.50 per common share under our DRIP.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.
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

Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of the our foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statements of equity.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

		2015	Years Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$281,186	$721	$23,857	$239,936	$16,672
Interest on mortgage notes payable	39,108	8,976	17,552	11,198	1,382
Principal on credit facility (a)	659,268	—	659,268	—	—
Interest on credit facility (a)	20,122	12,840	7,282	—	—
Ground lease rental payments due	2,270	20	40	42	2,168
Total (b)	$1,001,954	$22,557	$707,999	$251,176	$20,222
_________________________
(a) Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2014, which consisted primarily of the euro and British pounds. At December 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
(b) Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments.  Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.
Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit agreement relating to a credit facility that provides for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility up to $750.0 million through additional commitments. We had, at various times, amended the facility to increase the aggregate borrowings available and, on October 16, 2014, we further amended the credit facility agreement to increase aggregate borrowings to $680.0 million. We had $659.3 million outstanding under the facility as of December 31, 2014. We did not utilize the facility during 2013.
As of December 31, 2014, total outstanding advances under the credit facility were $659.3 million. This includes advances of £169.8 million and €128.0 million. These draws were used to fund individual investments in the respective local currency and were designated as net investment hedges. There were no outstanding advances under the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of December 31, 2014 and December 31, 2013, was $20.7 million and $31.1 million, respectively.
We have no off-balance sheet arrangements as of December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Election as a REIT
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.

In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP was amended as of December 31, 2013 to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP. In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. Our currency risk management objectives with respect to our long-term debt and our investment outside the United States will be to limit the impact of exchange changes on earnings and cash flows, and to lower our overall borrowing cost. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in foreign operations in Europe and elsewhere internationally.
As of December 31, 2014, our debt included fixed-rate secured mortgage financing, with a carrying value of $282.4 million, a fair value of $281.0 million and a weighted average interest rate per annum of 3.7%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Chief Financial Officer.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-35 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement for American Realty Capital Global Trust, Inc.
3.2 *	Bylaws of American Realty Capital Global Trust, Inc.
4.1 (7)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P., dated July 2, 2013
4.2 (9)	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P.
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

10.3 (4)	Company’s Restricted Share Plan
10.4 (4)	Company’s Stock Option Plan
10.5 (3)	Valuation Services Agreement, dated August 13, 2012, between American Realty Capital Global Trust, Inc. and Duff & Phelps, LLC
10.6 (5)	Agreement for the Sale and Purchase of Wickes Store, dated April 12, 2013, between Aviva Investors Pensions Limited and ARC WKBPLUK001, LLC
10.7 (5)	Facility Letter, dated May 3, 2013, by and between ARC WKBPLUK001, LLC and Santander UK plc
10.8 (6)	Asset Sale Contract, dated as of May 22, 2013, by and among Mapeley Acquisition Co (5) Limited, Jemma McAndrew and Richard Stanley and ARC EEMTRUK001, LLC
10.9 (6)	Facility Letter, dated June 7, 2013, by and between ARC EEMTRUK001, LLC and SantanderUK plc
10.10 (6)	Agreement for Sale of 1, 2 and 3 Walnut Court, Kembrey Park, Swindon SN2 8BW
10.11 (6)	Facility Letter, dated July 19, 2013, by and between ARC TWSWDUK001, LLC and Santander UK plc
10.12 (6)	Agreement for the Sale of Land Lying to the North West of Reginald Mitchell Way, Tunstall, dated July 23, 2013, by and among (1) St James Place UK PLC and ARC WKSOTUK001, LLC
10.13 (6)	Facility Letter, dated July 22, 2013, by and between ARC WKSOTUK001, LLC and Santander UK plc
10.14 (6)	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.15 (7)	Agreement for Purchase and Sale of Real Property, dated as of August 19, 2013, by and between AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership

Exhibit No.	Description
10.16 (7)	Agreement for Purchase and Sale of Real Property, dated as of August 24, 2013, by and between AR Capital, LLC and Stein Family, LLC
10.17 (7)	Agreement related to the sale and leasback of Solar House, dated 4th September, 2013, by Northern Rock (Asset Management) PLC and ARC NRSLDUK001, LLC
10.18 (7)
First Amendment to Agreement for Purchase and Sale of Real Property dated as of September 10, 2013, by and between Alliance AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership

10.19 (7)	Facility Letter, dated September 4, 2013, by and between ARC NRSLDUK001, LLC and Santander UK plc
10.20 (8)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013
10.21 (9)	Agreement for Purchase and Sale of Real Property, dated September 3, 2013, by and between AR Capital, LLC and Towers Partners, L.L.C.
10.22 (9)	Amendment to Agreement for Purchase and Sale of Real Property, by and between AR Capital, LLC and Towers Partners, LLC
10.23 (9)	Agreement to Assign Agreements of Sale, dated November 12, 2013, by and between Setzer Properties XCW, LLC and AR Capital, LLC
10.24 (9)	Agreement for Purchase and Sale of Real Property, dated December 3, 2013, by and between AR Capital, LLC and 3W Development II, L.L.C.
10.25 (10)	Sale and purchase agreement, dated November 19, 2013, between Axiom Asset 1 GmbH & Co. KG and ARC RMNUSBER01, LLC
10.26 (10)	Agreement for lease, dated December 24, 2013, between Coolatinney Developments Limited and ARC PFBFDUK001, LLC
10.27 (10)
Sale and purchase agreement, dated December 31, 2013, among Crown Crest Property Developments Limited, ARC CCLTRUK001, LLC, Crown Crest (Leicester) Plc and Crown Crest Group Limited and Poundstretcher Limited

10.28 (10)	Sale and purchase agreement, dated January 21, 2014, between Holaw (472) Limited and ARC ALSFDUK001, LLC
10.29 (10)	Loan Agreement, dated February 5, 2014, between ARC RMNUSGER01 LLC and Deutsche Pfandbriefbank AG
10.30 (10)	Facility Letter, dated January 30, 2014, between Santander UK Plc and ARC PFBDUK001, LLC
10.31 (10)	Facility Letter, dated February 13, 2014, between Santander UK Plc and ARC CCLTRUK001, LLC
10.32 (10)	Facility Agreement, dated March 7, 2014, among ARC ALSFDUK001, LLC, Royal Bank of Scotland International Limited and the other parties named therein
10.33 (10)	Omnibus Amendment to Loan Documents, dated as of March 26, 2014, among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.34 (11)	Agreement for Purchase and Sale of Real Property, dated April 29, 2014, between AR Capital, LLC and Mesa Real Estate Partners, L.P.
10.35 (11)
Third Amendment to Credit Agreement, dated as of June 24, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto

10.36 *
Indemnification Agreement between the Company and each of Scott J. Bowman, Peter M. Budko, Patrick J. Goulding, William M. Kahane, Nicholas Radesca, Edward G. Rendell, Nicholas S. Schorsch, Abby M. Wenzel, Andrew Winer, Edward M. Weil, Jr., American Realty Capital Global Advisors, LLC, AR Capital, LLC and RCS Capital Corporation, dated as of December 31, 2014

10.37 *	Indemnification Agreement between the Company and P. Sue Perrotty, dated as of March 30, 2015
14 (4)	Code of Ethics
21 *	List of Subsidiaries
16.1 (12)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 20, 2015.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Grant Thornton LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013, and incorporated by reference herein.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013, and incorporated by reference herein.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013, and incorporated by reference herein.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013, and incorporated by reference herein.

(8)	Filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on January 3, 2014 and incorporated by reference herein.

(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014, and incorporated by reference herein.

(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 filed with the SEC on May 15, 2014, and incorporated by reference herein.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014, and incorporated by reference herein.

(12)	Filed as an exhibit to our Current Report on form 8-K filed with the SEC on January 20, 2015, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of The Board of Directors	April 2, 2015
P. Sue Perrotty

/s/ William M. Kahane	Director	April 2, 2015
William M. Kahane

/s/ Scott J. Bowman	Chief Executive Officer (Principal Executive Officer)	April 2, 2015
Scott J. Bowman

/s/ Andrew Winer	President and Chief Investment Officer	April 2, 2015
Andrew Winer

/s/ Patrick J. Goulding	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 2, 2015
Patrick J. Goulding

/s/ Edward G. Rendell	Independent Director	April 2, 2015
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	April 2, 2015
Abby M. Wenzel

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Realty Capital Global Trust, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Realty Capital Global Trust, Inc. (the "Company") and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Global Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Global Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2013 and 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Global Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 7, 2014

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$326,696	$44,647
Buildings, fixtures and improvements	1,519,558	104,362
Construction in progress	9,706	—
Acquired intangible lease assets	484,079	47,899
Total real estate investments, at cost	2,340,039	196,908
Less accumulated depreciation and amortization	(42,568)	(2,307)
Total real estate investments, net	2,297,471	194,601
Cash and cash equivalents	64,684	11,500
Restricted cash	6,104	737
Derivatives, at fair value	13,638	734
Investment securities, at fair value	490	—
Receivable for sale of common stock	—	1,766
Prepaid expenses and other assets	24,873	3,454
Due from affiliates	500	—
Deferred tax asset	2,102	—
Goodwill and other intangible assets	3,665	—
Deferred costs, net	15,270	2,135
Total assets	$2,428,797	$214,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$281,186	$76,904
Mortgage premium, net	1,165	1,663
Credit facility	659,268	—
Below-market lease liability, net	21,676	5,854
Derivatives, at fair value	6,115	2,565
Due to affiliates	400	—
Accounts payable and accrued expenses	19,357	2,519
Deferred rent	12,252	1,862
Distributions payable	10,709	840
Total liabilities	1,012,128	92,207
Commitments and contingencies (Note 9)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 177,933,175 and 15,665,827 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,782	157
Additional paid-in capital	1,575,592	133,592
Accumulated other comprehensive income (loss)	(5,589)	319
Accumulated deficit	(155,116)	(11,348)
Total stockholders' equity	1,416,669	122,720
Total liabilities and stockholders' equity	$2,428,797	$214,927

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Rental income	$88,158	$3,900	$30
Operating expense reimbursements	5,225	51	—
Total revenues	93,383	3,951	30

Expenses:
Property operating	7,947	42	—
Operating fees to affiliate	797	50	1
Acquisition and transaction related	83,498	7,745	228
General and administrative	4,314	58	183
Depreciation and amortization	40,387	2,112	21
Income tax benefit	(1,431)	—	—
Total expenses	135,512	10,007	433
Operating loss	(42,129)	(6,056)	(403)
Other income (expense):
Interest expense	(14,852)	(969)	(10)
Income from investments	14	—	—
Gain (loss) on foreign currency	(186)	35	—
Gain on derivative instruments	1,881	—	—
Gain (loss) on hedging instruments deemed ineffective	1,387	—	—
Other income	291	1	—
Total other expense	(11,465)	(933)	(10)
Net loss	$(53,594)	$(6,989)	$(413)

Other comprehensive income (loss):
Change in cumulative translation adjustment	(11,990)	2,140	10
Designated derivatives, fair value adjustments	6,082	(1,778)	(53)
Comprehensive loss	$(59,502)	$(6,627)	$(456)

Basic and diluted weighted average shares outstanding	126,079,369	5,453,404	64,252
Basic and diluted net loss per share	$(0.43)	$(1.28)	$(6.43)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2011	22,222	—	200	—	(16)	184
Issuance of common stock	225,278	3	2,028	—	—	2,031
Common stock offering costs, commissions and dealer manager fees	—	—	(2,550)	—	—	(2,550)
Share-based compensation	9,000	—	11	—	—	11
Distributions declared	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	(413)	(413)
Other comprehensive loss	—	—	—	(43)	—	(43)
Balance, December 31, 2012	256,500	3	(311)	(43)	(445)	(796)
Issuance of common stock	15,261,350	153	150,484	—	—	150,637
Common stock offering costs, commissions and dealer manager fees	—	—	(17,924)	—	—	(17,924)
Common stock issued through distribution reinvestment plan	138,977	1	1,319	—	—	1,320
Share-based compensation	9,000	—	24	—	—	24
Distributions declared	—	—	—	—	(3,914)	(3,914)
Net loss	—	—	—	—	(6,989)	(6,989)
Other comprehensive income	—	—	—	362	—	362
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720
Issuance of common stock	157,635,481	1,579	1,565,738	—	—	1,567,317
Common stock offering costs, commissions and dealer manager fees	—	—	(167,693)	—	—	(167,693)
Common stock issued through distribution reinvestment plan	4,721,780	47	44,839	—	—	44,886
Common stock repurchases	(99,969)	(1)	(990)	—	—	(991)
Share-based compensation	10,056	—	10	—	—	10
Amortization of restricted shares	—	—	96	—	—	96
Distributions declared	—	—	—	—	(90,174)	(90,174)
Net loss	—	—	—	—	(53,594)	(53,594)
Cumulative translation adjustment	—	—	—	(11,990)	—	(11,990)
Other comprehensive income	—	—	—	6,082	—	6,082
Balance, December 31, 2014	177,933,175	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(53,594)	$(6,989)	$(413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	20,856	837	12
Amortization of intangibles	19,531	1,275	9
Amortization of deferred financing costs	3,753	250	1
Amortization of mortgage premium	(498)	(1)	—
Accretion of below-market lease liability	(1,085)	(29)	—
Amortization of above-market lease assets	1,085	—	9
Amortization of above-market ground lease assets	32	—	—
Share-based compensation	106	24	11
Net realized and unrealized mark-to-market transactions	(3,272)	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(20,644)	(1,819)	(76)
Deferred tax asset	(2,102)	—	—
Due from affiliates	—	—	—
Accounts payable and accrued expenses	15,749	1,888	29
Deferred rent	10,390	917	—
Net cash used in operating activities	(9,693)	(3,647)	(418)
Cash flows from investing activities:
Investment in real estate and other assets	(1,507,072)	(110,026)	(1,357)
Deposits for real estate acquisitions	(775)	(1,474)	—
Capital expenditures	(8,838)	—	—
Purchase of investment securities	(490)	—	—
Net cash used in investing activities	(1,517,175)	(111,500)	(1,357)
Cash flows from financing activities:
Borrowings under credit facility	258,500	—	—
Repayments on credit facility	(18,500)	—	—
Proceeds from notes payable	12,505	—	—
Payments on notes payable	(12,505)	—	—
Payments on mortgage notes payable	(135)	—	—
Proceeds from issuance of common stock	1,569,082	148,871	2,031
Payments of offering costs	(168,270)	(18,770)	(748)
Payments of deferred financing costs	(16,888)	(2,345)	(41)
Distributions paid	(35,415)	(1,769)	(1)
Advances from affiliates, net	(100)	(1,041)	786
Restricted cash	(5,367)	(737)	—
Net cash provided by financing activities	1,582,907	124,209	2,027
Net change in cash and cash equivalents	56,039	9,062	252
Effect of exchange rate changes on cash	(2,855)	2,176	10
Cash and cash equivalents, beginning of period	11,500	262	—
Cash and cash equivalents, end of period	$64,684	$11,500	$262

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures
Cash paid for interest	$6,540	$218	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$217,791	$75,651	$1,228
Premium on mortgage note payable	—	1,664	—
Borrowings under line of credit to acquire real estate	446,558	—	—
Common stock issued through distribution reimbursement plan	44,886	1,320	—
Reclassification of deferred offering costs	—	—	559

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Global Trust, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013.
On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, 0.01 par value per share, at a price of 10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563), as amended from time to time (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to an additional 25.0 million shares of common stock issuable pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock. On June 13, 2014, as permitted, the Company announced the reallocation of 23.8 million shares, which represented all remaining unsold shares available pursuant to the DRIP. Concurrent with such reallocation, on June 17, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829) with total 50.0 million shares available under the DRIP.
The Company's IPO closed on June 30, 2014. As of December 31, 2014, the Company had 177.9 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $1.8 billion including DRIP.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2014, the Company had 61% of investments in U.S. and 39% in Europe and owned 307 properties consisting of 16.3 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 11.6 years.
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
The Company has no direct employees. The Company has retained American Realty Capital Global Advisors, LLC (the "Advisor") to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees are deducted from fees paid to the Advisor.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2014, the Company does not have any investments in variable interest entities.
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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.
The Company evaluates the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criteria. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
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
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from 12 to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Intangible assets and acquired lease liabilities consist of following:

	December 31,
(In thousands)	2014	2013
Intangible assets:
In-place lease, net of accumulated amortization of $20,131 and $1,325 at December 31, 2014 and 2013, respectively	$435,684	$44,202
Above-market lease, net of accumulated amortization of $1,086 and $113 at December 31, 2014 and 2013, respectively	26,329	2,259
Below-market ground lease, net of accumulated amortization of $32 at December 31, 2014	817	—
Total intangible lease assets, net	$462,830	$46,461
Intangible liabilities:
Below-market leases, net of accumulated accretion of $1,211 and $129 at December 31, 2014 and 2013, respectively	$21,676	$5,854
Total intangible lease liabilities, net	$21,676	$5,854

The following table provides the weighted-average amortization and accretion periods as of December 31, 2014 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Amortization Years	2015	2016	2017	2018	2019
In-place leases (amortization expense)	11.6	$41,646	$41,646	$41,646	$41,646	$41,646

Above-market lease assets (rental revenue)	11.6	(2,539)	(2,539)	(2,539)	(2,539)	(2,539)

Below-market ground lease assets (amortization expense)	90.3	30	28	26	25	23

Below-market lease liabilities (rental revenue)	14.2	1,884	1,884	1,884	1,884	1,884
Total to be included in rental income		$(655)	$(655)	$(655)	$(655)	$(655)
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the United States and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom, Duchy Deposit Guarantee Scheme ("DDGS") in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the United States, the United Kingdom, Luxembourg, Germany, Finland and the Netherlands totaling $64.7 million at December 31, 2014, of which $37.8 million, $13.5 million and $7.1 million were in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2013, the Company had deposits in the United States and the United Kingdom totaling $11.5 million, $10.2 million of which were in excess of the amount insured by the FDIC or FSCS. Although the Company bears risk to amounts in excess of those insured, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $6.1 million as of December 31, 2014. The Company had 0.7 million restricted cash as of December 31, 2013.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the year ended December 31, 2014, the Company issued 4.7 million shares of common stock with a value of $44.9 million and a par value per share of $0.01, under the DRIP. During the year ended December 31, 2013, the Company issued 0.1 million shares of common stock with a value of $1.3 million and a par value of $0.01. There were no shares issued under the DRIP during the period from July 13, 2011 (date of inception) to December 31, 2012.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Derivative Instruments
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
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
As of December 31, 2014 and 2013, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $8.7 million and $0.2 million, respectively. The Company’s rental revenue included impacts of unbilled rental revenue of $8.5 million and $0.2 million respectively, to adjust contractual rent to straight line rent.
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
As of December 31, 2014, all of Company's leases for properties in U.S and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs included in stockholders’ equity at December 31, 2014 totaled $188.2 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering. Such amounts under 11.5% are still a liability for the Company, however the Advisor has the obligation to reimburse such amounts.
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met.
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. REIT's are subject to a number of other organizational and operational requirements. The Company may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
In addition, Company's international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
During the period from July 13, 2011 (date of inception) to December 31, 2012, the Company elected to be taxed as a corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because, the Company intends to elect and qualify to be taxed as a REIT commencing with the taxable year ended December 31, 2013, it did not anticipate that any applicable deferred tax assets or liabilities will be realized.
During 2014, our current income tax expense was immaterial and charged to income tax benefit. We recognize current income tax expense for state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. During 2014, we recognized a deferred tax benefit of $1.4 million. Deferred income tax benefit (expense) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Foreign Currency Translation
The Company's reporting currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
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
Revisions to historical cash flow statements
During the year ended December 31, 2014, the Company identified certain historical errors in the preparation of its statement of cash flows. Specifically, the company had been (i) reflecting rent credits in connection with purchased real estate as deferred rent at closing which was then reflected as a cash inflow from operations rather than as part of the purchase price in investing activity and (ii) reflecting certain advances on its credit line (for which it did not take constructive receipt) used to acquire investments in real estate as cash inflows from financing activities and cash outflows from investing activities rather than as non-cash investing and financing activities. These items were correctly presented in the statement of cash flow for the year ended December 31, 2014 and the statement of cash flow for the year ended December 31, 2013 has been revised (as below). We concluded that the errors noted above were significant but not material to our cash flows for any historical periods presented. However, we determined that it is useful for the reader of the financial statements to view these adjustments in the period in which they originated and, as such, we will revise our future presentations of the cash flow statements when the periods are refiled in 2015 for comparative purposes. The effects of these revisions are summarized below:

Year ended December 31, 2013	As originally reported	Revisions		As revised
		Item 1	Item 2
Net Cash provided by (used in) Operating Activities	$(2,702)	$(945)	$—	$(3,647)
Net Cash provided by (used in) Investing Activities	$(112,445)	$945	$—	$(111,500)
Net Cash provided by (used in) Financing Activities	$124,209	$—	$—	$124,209

Additional non-cash financing activities:
Line of credit draws used directly to acquire investments in real estate	$—	$—	$—	$—

Three months ended March 31, 2014	As originally reported	Revisions		As revised
		Item 1	Item 2
Net Cash provided by (used in) Operating Activities	$(16,893)	$(1,649)	$—	$(18,542)
Net Cash provided by (used in) Investing Activities	$(219,996)	$1,649	$36,265	$(182,082)
Net Cash provided by (used in) Financing Activities	$504,818	$—	$(36,265)	$468,553

Additional non-cash financing activities:
Line of credit draws used directly to acquire investments in real estate	$—	$—	$36,265	$36,265

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Six months ended June 30, 2014	As originally reported	Revisions		As revised
		Item 1	Item 2
Net Cash provided by (used in) Operating Activities	$(769)	$(2,463)	$—	$(3,232)
Net Cash provided by (used in) Investing Activities	$(519,568)	$2,463	$71,528	$(445,577)
Net Cash provided by (used in) Financing Activities	$1,441,661	$—	$(71,528)	$1,370,133

Additional non-cash financing activities:
Line of credit draws used directly to acquire investments in real estate	$—	$—	$71,528	$71,528

Nine months ended September 30, 2014	As originally reported	Revisions		As revised
		Item 1	Item 2
Net Cash provided by (used in) Operating Activities	$352	$(10,000)	$—	$(9,648)
Net Cash provided by (used in) Investing Activities	$(1,408,617)	$10,000	$309,096	$(1,089,521)
Net Cash provided by (used in) Financing Activities	$1,672,715	$—	$(309,096)	$1,363,619

Additional non-cash financing activities:
Line of credit draws used directly to acquire investments in real estate	$—	$—	$309,096	$309,096
Recently Issued Accounting Pronouncements
Adopted:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date - a consensus of the FASB Emerging Issues Task Force. The guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (ASC 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The Update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the Update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. The Update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. Except for the amendments to ASC 810, the ASU is effective for public business entities for reporting periods (including interim periods) beginning after December 15, 2014. The amendments to ASC 810 are effective for annual periods beginning after December 15, 2015, for public business entities. Early adoption of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which revises guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the new guidance.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2013 and during the year ended December 31, 2014:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2013	37	$184,960
Twelve Months ended December 31, 2014	270	2,193,594
Portfolio as of December 31, 2014	307	$2,378,554
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
The following table presents the allocation of the assets acquired during the years ended December 31, 2014, 2013 and 2012 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Real estate investments, at cost:
Land	$288,376	$44,118	$519
Buildings, fixtures and improvements	1,450,862	103,127	1,210
Total tangible assets	1,739,238	147,245	1,729
Intangibles acquired:
In-place leases	418,419	44,865	647
Above market lease asset	26,711	2,159	209
Below market lease liability	(17,513)	(5,983)	—
Below market ground lease liability	901	—	—
Goodwill	3,665	—	—
Total assets acquired, net	2,171,421	188,286	2,585
Mortgage notes payable used to acquire real estate investments	(217,791)	(75,651)	(1,228)
Credit facility borrowings used to acquire real estate investments	(446,558)	—	—
Other liabilities assumed	—	(1,664)	—
Cash paid for acquired real estate investments	$1,507,072	$110,971	$1,357
Number of properties purchased	270	36	1

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The allocations in the table above of land, buildings, fixtures and improvements, and in-place lease intangibles have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net income attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $83.5 million from the year ended December 31, 2014 to the year ended December 31, 2013.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Pro forma revenues	$203,769	$202,419	$16,685
Pro forma net income	$54,887	$(55,524)	$(6,817)
Pro forma earnings per share	0.44	(10.18)	(106.10)
The following presents future minimum base rental cash payments due to the Company during the next five years and thereafter as of December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$175,154
2016	179,154
2017	182,643
2018	185,137
2019	187,586
Thereafter	1,220,434
$2,130,108
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of December 31, 2014, 2013 and 2012.

	December 31,
Tenant	2014	2013	2012
Encanto Restaurants, Inc.	*	19.4%	—%
Western Digital Corporation	*	14.6%	—%
Thames Water Utilities Limited	*	11.7%	—%
McDonald's Property Company Limited	*	*	100%
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2014, 2013 and 2012.

	December 31,
Country	2014	2013	2012
United Kingdom	22.0%	38.4%	100%
Puerto Rico	*	19.4%	*
Germany	10.9%	*	*
United States:
California	*	14.6%	*
Texas	10.4%	*	*
_______________________________________________________________________
* Geography's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit agreement relating to a credit facility that provides for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. We had, at various times, amended the facility to increase the aggregate borrowings available and, on October 16, 2014, we further amended the credit facility agreement to increase aggregate borrowings to $680.0 million. We had $659.3 million outstanding under the facility as of December 31, 2014. We did not utilize the facility during 2013.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit facility agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% of 1% and (c) the Adjusted LIBOR for a one month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the credit facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the credit facility is less than 50% of the available facility.
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
The credit agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2014, the Company was in compliance with the financial covenants under the credit agreement.
As of December 31, 2014, total outstanding advances under the credit facility were $659.3 million. This includes advances of £169.8 million and €128.0 million. These draws were used to fund individual investments in the respective local currency and were designated as net investment hedges.
There were no outstanding advances under the credit facility as of December 31, 2013. The currently drawable unused borrowing capacity, based on the value of the borrowing base properties as of December 31, 2014 and December 31, 2013, was $20.7 million and $31.1 million, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5 — Mortgage Note Payable
Mortgage notes payable as of December 31, 2014 and December 31, 2013 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount			Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2014		December 31, 2013				Maturity
			(In thousands)		(In thousands)
Germany:
	Rheinmetall	1	$12,884		$—	2.5%		Fixed	Jan. 2019
	OBI DIY	1	5,470		—	2.4%		Fixed	Jan. 2019
	RWE AG	3	75,969		—	1.6%		Fixed	Oct. 2019
	Rexam	1	6,394		—	1.9%		Fixed	Oct. 2019
	Metro Tonic	1	32,211		—	1.7%		Fixed	Dec. 2019
United Kingdom:
	McDonald's	1	1,180	(1)	1,253	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	3,024	(1)	3,209	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	6,213	(1)	6,596	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	9,319	(1)	9,894	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,563	(1)	2,721	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	8,155	(1)	8,657	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,951	(1)	3,133	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	19,804		—	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	29,901		—	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	24,387		—	3.8%	(2)	Fixed	Mar. 2019
United States:	Western Digital	1	18,269		18,541	3.7%		Fixed	Jul. 2021
Puerto Rico:	Encanto Restaurants	18	22,492		22,900	3.0%		Fixed	Jun. 2017
	Total	37	$281,186		$76,904	3.7%
___________________________________________________________
(1) Movement in principal balances are related to changes in exchange rates.
(2) Fixed as a result of an interest rate swap agreement.

The total carrying value of unencumbered assets as of December 31, 2014 is $1.7 billion.
The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to December 31, 2014 and thereafter:

(In thousands)	Future Principal Payments
2015	$721
2016	758
2017	23,099
2018	32,562
2019	207,374
Thereafter	16,672
$281,186
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014 and December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter, however, the Company expects that changes in classifications between levels will be rare.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As of December 31, 2014 and 2013, the Company had investments in a real estate income fund, that is traded in active market and therefore classified this investments as level 1 in the fair value hierarchy, with an aggregate fair value of $0.5 million and $0.0 million as of December 31, 2014 and 2013, respectively. The real estate income fund is managed by an affiliate of the Sponsor (see Note 10 — Related Party Transactions). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2014 and 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2014	$514	$—	$(24)		$490
December 31, 2013	$—	$—	$—	—	$—
Unrealized losses are considered temporary and therefore no impairment was recorded during the years ended December 31, 2014 and 2013.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, aggregated at the fair value hierarchy level within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Foreign currency swaps, net	$—	$11,289	$—	$11,289
Foreign currency forwards, net	$—	$1,884	$—	$1,884
Investment securities	$490	$—	$—	$490
Interest rate swaps, net	$—	$(5,650)	$—	$(5,650)
December 31, 2013
Foreign currency swap	$—	$(2,565)	$—	$(2,565)
Interest rate swap	$—	$734	$—	$734
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended December 31, 2014.
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

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$282,351	$280,967	$78,567	$77,698
Credit facility	3	$659,268	$669,824	$—	$—
__________________________________________________________
(1) Carrying value includes $281.2 million mortgage notes payable and $1.2 million mortgage premiums, net as of December 31, 2014.
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
December 31, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014 and 2013, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $3.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2014 and 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap (GBP)	20	$371,225	7	$35,465
Interest Rate Swap (EUR)	10	$282,999	—	$—
Total	30	$654,224	7	$35,465
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
As disclosed in Note 4, the Company used advances under the Operating Partnership’s (a USD functional currency entity) credit facility to fund individual investments in Europe. As permitted under ASC 815-20-25, the Company designated the foreign currency liability resulting from these advances as a net investment hedges on each investment. As such, the effects of changes in exchange rates on the effective portion are recoded in the cumulative translation adjustment component of other comprehensive income.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

As of December 31, 2014 and 2013, the Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations:

	December 31, 2014		December 31, 2013
Derivatives	Number of Instrument (2)	Notional Amount (2)	Number of Instruments (1)		Notional Amount (1)
		(In thousands)			(In thousands)
Foreign currency swaps (GBP-USD)	5	$107,623	7		$35,597
Foreign currency swaps (EUR-USD)	10	134,285	—	—	—
Total	15	$241,908	7		$35,597
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by AR Capital, LLC, the entity which wholly owns the Sponsor as of December 31, 2013.
(2) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by the Company, ARC Global Holdco, LLC and OP as of December 31, 2014.
Non-Designated Hedges
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives including currency forward agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and a gain of approximately $1.9 million was recognized for the year ended December 31, 2014. The company did not have any derivatives that were not designated in 2013.
As of December 31, 2014 and December 31, 2013, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	December 31, 2014		December 31, 2013
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
EUR-USD forwards	31	$12,699	—	$—
GBP-USD forwards	80	$13,664	—	$—
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$18	$734
Foreign currency swaps	Derivative assets, at fair value	$11,736	$—
Interest rate swaps	Derivative liabilities, at fair value	$(5,668)	$—
Foreign currency swaps	Derivative liabilities, at fair value	$(447)	$(2,565)
Derivatives not designated as hedging instruments:
GBP-USD Forwards	Derivative assets, at fair value	$1,148	$—
EUR-USD Forwards	Derivative assets, at fair value	$736	$—

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$5,670	(1,901)	$(55)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,087)	(123)	$(2)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	—	$—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014 and 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2014	$13,638	$(6,115)	$—	$7,523	$—	$—	$7,523
December 31, 2013	$734	$(2,565)	$—	$(1,831)	$—	$—	$(1,831)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2014, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.1 million. As of December 31, 2014, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Note 8 — Common Stock
The Company's IPO closed on June 30, 2014. The Company had 177.9 million and 15.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.8 billion and $154.2 million as of December 31, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. For tax purposes, of the amounts distributed during the year ended December 31, 2014, 70.4%, or $0.50 per share per annum, and 29.6%, or $0.21 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2013, 51.7%, or $0.37 per share per annum, and 48.3%, or $0.34 per share per annum, represented a return of capital and ordinary dividends, respectively.
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
The Company’s board of directors has adopted an SRP that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. Since our inception through December 31, 2013, no shares of common stock have been repurchased or requested to be repurchased. During 2014, the Company repurchased 99,969 shares at a weighted average price per share of $9.91.

Note 9 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2014, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of December 31, 2014 and December 31, 2013, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of December 31, 2014, the Company had no amounts owed to or receivable from affiliated entities. As of December 31, 2013, the Company had $0.5 million receivable from affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of general and administrative expenses absorbed by the Advisor.
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
December 31, 2014

The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees to Dealer Manager	$148,372	$14,024	$13	$176
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. Our transfer agent is a related party of our Sponsor. All offering costs incurred by the Company or by the Advisor and its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and offering cost reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements to the Advisor and Dealer Manager	$16,920	$2,615	$61	$293
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. During 2014, the Advisor reimbursed the Company $0.5 million of offering costs. As a result offering and related costs, excluding commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO as of December 31, 2014.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2014, cumulative offering costs were $188.2 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of December 31, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider is paid 50% of the acquisition fees and the Advisor is paid the remaining 50%, as set forth in the service provider agreement. The Advisor is also reimbursed for in-sourced expenses incurred in the process of acquiring properties, which are capped initially at 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company will pay third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the total of all acquisition fees and acquisition expenses (including any financing coordination fee) may not exceed 4.5% of the aggregate contract purchase price of the Company's portfolio or 4.5% of the amount advanced for all loans or other investments.
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
December 31, 2014

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
Prior to January 1, 2013, the Company paid the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the cost of investment portfolio assets (costs include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluded acquisition fees). All or a portion of the asset management fee may have been waived or deferred at the sole discretion of the Company's board of directors (a) to the extent that FFO, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason.
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
The number of Class B units to be issued will be equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units will be assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of December 31, 2014, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. The board of directors approved the issuance of 682,351 and 23,392 of Class B units to the Advisor and the Service Provider in connection with this agreement during the years ended December 31, 2014 and 2013, respectively.
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
December 31, 2014

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2014		2013		2012		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$32,915	$—	$2,447	$—	$41	$—	$2	$—	$—
Transaction fee	—	—	165	—	—	—	—	—	—
Financing coordination fees	6,546	—	926	—	9	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	—	—	3	—	—	—
Property management and leasing fees	1,316	690	50	25	1	—	52	1	1
Strategic advisory fees	561	—	359	—	—	—	—	—	—
Distributions on Class B Units	178	—	4	—	—	—	—	—	—
Total related party operational fees and reimbursements	$41,516	$690	$3,951	$25	$51	$3	$54	$1	$1
___________________________________________________________________________
(1) Effective January 1, 2013, the Company issues to the Advisor (subject to approval by the board of directors) restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the years ended December 31, 2014, 2013 and 2012.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in the Company's return on stockholders' capital exceeding 6.0% per annum. Solely with respect to the Company's investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the years ended December 31, 2014, 2013 and 2012.

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The following table details property operating and general and administrative expenses absorbed by the Advisor during the three years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Property operating expenses absorbed	$178	$4	$—
General and administrative expenses absorbed	—	1,292	85
Total expenses absorbed (1)	$178	$1,296	$85
___________________________________________________________________
(1) The Company had $0.5 million receivable from the Advisor as of December 31, 2014 related to absorbed costs and had $0.5 million and $0.1 million receivable as of December 31, 2013 and 2012, respectively.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts had been incurred during the years ended December 31, 2014, 2013 and 2012.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of capital. No such amounts had been incurred during the years ended December 31, 2014, 2013 and 2012.
The Company will distribute a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus return of capital. No such distributions have been paid during the years ended December 31, 2014, 2013 and 2012. Neither the Advisor nor any of its affiliates can receive both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to receive up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the years ended December 31, 2014, 2013 and 2012.
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
December 31, 2014

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

Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO is the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2014, 2013 and 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under our restricted share plan, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), may not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table reflects restricted share award activity for the years ended December 31, 2014, 2013 and 2012.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	—	$—
Granted	9,000	9.00
Vested	—	—
Unvested, December 31, 2012	9,000	9.00
Granted	9,000	9.00
Vested	(1,800)	9.00
Unvested, December 31, 2013	16,200	9.00
Granted	9,000	9.00
Vested	(10,800)	9.00
Forfeitures	—	—
Unvested, December 31, 2014	14,400	$9.00

The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $96,000, $24,000 and $11,000 during the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 2.5 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 1,056 shares of common stock issued in lieu of cash during the year ended December 31, 2014 which resulted in additional share based compensation of $10,000. There were no such shares of common stock issued in lieu of cash during the years ended December 31, 2013 and 2012.

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net loss (in thousands)	$(53,594)	$(6,989)	$(413)
Basic and diluted weighted average shares outstanding	126,079,369	5,453,404	64,252
Basic and diluted net loss per share	$(0.43)	$(1.28)	$(6.43)
The Company had the following common share equivalents as of December 31, 2014, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2014	2013	2012
Unvested restricted stock	14,400	16,200	9,000
OP Units	22	22	22
Class B units	705,743	23,392	—
Total common share equivalents	720,165	39,614	9,022

AMERICAN REALTY CAPITAL GLOBAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2014 and 2013:

	For the quarter ended
2014	March 31,	June 30,	September 30,	December 31,
Rental revenue	$7,315	$13,223	$25,400	$42,220
Net loss	$(16,349)	$(7,479)	$(24,558)	$(5,208)
Weighted average shares outstanding	37,602,790	111,819,848	175,401,867	177,414,574
Basic and diluted net loss per share	$(0.43)	$(0.07)	$(0.14)	$(0.03)

	For the quarter ended
2013	March 31,	June 30,	September 30,	December 31,
Rental revenue	$45	$200	$1,232	$2,474
Net loss	$(2)	$(1,294)	$(3,090)	$(2,603)
Weighted average shares outstanding	439,097	2,755,487	7,023,704	11,456,997
Basic and diluted net loss per share	$—	$(0.47)	$(0.44)	$(0.23)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2015 to April 2, 2015:

	Number of Properties		Rentable Square Feet	Base Purchase Price(1)
				(in thousands)
Total portfolio, December 31, 2014	307	—	16,305,844	$2,378,554
Acquisitions	2		136,874	38,655
Total portfolio, April 2, 2015	309		16,442,718	$2,417,209
______________________
(1) Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

Intention to List Common Stock on New York Stock Exchange

On March 9, 2015, the Company announced that that it intends to file an application to list its common stock on the New York Stock Exchange (“NYSE”) under the symbol “GNL,” and, subject to NYSE approval, anticipates that its common stock will begin trading on the NYSE during the second quarter of 2015. Concurrent with the listing, the Company intends to change its name to “Global Net Lease, Inc.”

The Company’s Board of Directors determined, in consultation with its financial advisors, Barclays and RCS Capital, a division of Realty Capital Securities, LLC, that it is in the Company’s best interest to move forward with the listing application. This decision is the result of a process begun in December 2014 by the Board of Directors to evaluate possible strategic alternatives designed to maximize long-term stockholder value.

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
McDonalds Corporation	Carlisle	UK	Oct. 2012	$1,181	$499	$1,163	$—	$—	$1,662	$145
Wickes	Blackpool	UK	May. 2013	3,023	2,097	2,252	—	—	4,349	180
Everything Everywhere	Merthyr Tydfil	UK	Jun. 2013	6,213	4,272	2,718	—	—	6,990	208
Thames Water	Swindon	UK	Jul. 2013	9,320	4,272	5,048	—	—	9,320	345
Wickes	Tunstall	UK	Jul. 2013	2,563	1,087	2,485	—	—	3,572	169
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	2,001	6,002	—	—	8,003	433
Northern Rock	Sunderland	UK	Sep. 2013	8,155	1,553	5,437	—	—	6,990	350
Kulicke & Soffa	Fort Washington	PA	Sep. 2013	—	2,272	12,874	—	—	15,146	828
Wickes	Clifton	UK	Nov. 2013	2,951	1,553	2,175	—	—	3,728	122
Con-Way Freight, Inc.	Aurora	NE	Nov. 2013	—	295	1,670	—	—	1,965	110
Con-Way Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	945	1,417	—	—	2,362	94
Con-Way Freight, Inc.	Riverton	IL	Nov. 2013	—	344	804	—	—	1,148	53
Con-Way Freight, Inc.	Salina	KS	Nov. 2013	—	461	1,843	—	—	2,304	122
Con-Way Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	380	886	—	—	1,266	59
Con-Way Freight, Inc.	Vincennes	IN	Nov. 2013	—	220	712	—	—	932	44
Con-Way Freight, Inc.	Waite Park	MN	Nov. 2013	—	366	681	—	—	1,047	45
Wolverine	Howard City	MI	Dec. 2013	—	719	13,667	—	—	14,386	834
Western Digital	San Jose	CA	Dec. 2013	18,269	9,021	16,729	—	—	25,750	808
Encanto Restaurants	Baymon	PR	Dec. 2013	1,829	1,150	1,724	—	—	2,874	96
Encanto Restaurants	Caguas	PR	Dec. 2013	1,591	—	2,481	—	—	2,481	138
Encanto Restaurants	Carolina	PR	Dec. 2013	875	615	751	—	—	1,366	42
Encanto Restaurants	Carolina	PR	Dec. 2013	2,943	1,840	2,761	—	—	4,601	153
Encanto Restaurants	Guayama	PR	Dec. 2013	954	673	822	—	—	1,495	46
Encanto Restaurants	Mayaguez	PR	Dec. 2013	875	410	957	—	—	1,367	53
Encanto Restaurants	Ponce	PR	Dec. 2013	1,392	655	1,528	—	—	2,183	85
Encanto Restaurants	Ponce	PR	Dec. 2013	1,273	600	1,399	—	—	1,999	80
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	517	—	782	—	—	782	43
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	1,535	843	1,566	—	—	2,409	87
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	1,750	963	1,788	—	—	2,751	99
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	1,074	505	1,179	—	—	1,684	65
Encanto Restaurants	San German	PR	Dec. 2013	716	391	726	—	—	1,117	42
Encanto Restaurants	San Juan	PR	Dec. 2013	994	389	1,168	—	—	1,557	65
Encanto Restaurants	San Juan	PR	Dec. 2013	1,750	1,235	1,509	—	—	2,744	84
Encanto Restaurants	San Juan	PR	Dec. 2013	493	153	612	—	—	765	34

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Encanto Restaurants	Toa Baja	PR	Dec. 2013	437	68	616	—	—	684	35
Encanto Restaurants	Vega Baja	PR	Dec. 2013	1,495	822	1,527	—	—	2,349	85
Rheinmetall	Neuss	Germany	Jan. 2014	12,884	6,250	17,547	—	—	23,797	476
GE Aviation	Grand Rapids	MI	Jan. 2014	—	3,174	27,076	—	—	30,250	721
Provident Financial	Bradford	UK	Feb. 2014	19,805	1,567	29,067	—	—	30,634	679
Crown Crest	Leicester	UK	Feb. 2014	29,901	8,927	36,863	—	—	45,790	981
Trane	Davenport	IA	Feb. 2014	—	291	1,968	—	—	2,259	54
Aviva	Sheffield	UK	Mar. 2014	24,387	3,375	38,242	—	—	41,617	839
DFS Trading	Brigg	UK	Mar. 2014	—	1,577	4,471	—	—	6,048	101
DFS Trading	Carcroft	UK	Mar. 2014	—	360	2,583	—	—	2,943	61
DFS Trading	Carcroft	UK	Mar. 2014	—	1,325	5,249	—	—	6,574	109
DFS Trading	Darley Dale	UK	Mar. 2014	—	1,551	3,981	—	—	5,532	91
DFS Trading	Somercotes	UK	Mar. 2014	—	911	3,254	—	—	4,165	88
Government Services Administration	Fanklin	TN	Mar. 2014	—	4,160	30,083	—	—	34,243	600
National Oilwell Varco	Williston	ND	Mar. 2014	—	211	3,513	—	—	3,724	95
Talk Talk	Manchester	UK	Apr. 2014	—	911	10,831	—	—	11,742	225
Government Services Administration	Dover	DE	Apr. 2014	—	1,097	1,715	—	—	2,812	34
Government Services Administration	Germantown	PA	Apr. 2014	—	1,097	3,573	—	—	4,670	64
OBI DIY	Mayen	Germany	Apr. 2014	5,470	1,362	8,129	—	—	9,491	165
DFS Trading	South Yorkshire	UK	Apr. 2014	—	—	1,624	—	—	1,624	44
DFS Trading	Yorkshire	UK	Apr. 2014	—	—	2,116	—	—	2,116	38
Government Services Administration	Dallas	TX	Apr. 2014	—	484	2,934	—	—	3,418	52
Government Services Administration	Mission	TX	Apr. 2014	—	618	3,145	—	—	3,763	59
Government Services Administration	International Falls	MN	May. 2014	—	350	11,182	—	—	11,532	204
Indiana Department of Revenue	Indianapolis	IN	May. 2014	—	891	7,677	—	—	8,568	145
National Oilwell Varco	Pleasanton	TX	May. 2014	—	202	1,643	—	—	1,845	37
Nissan	Murfreesboro	TN	May. 2014	—	966	19,573	—	—	20,539	299
Government Services Administration	Lakewood	CO	Jun. 2014	—	1,220	7,928	—	—	9,148	122
Lippert Components	South Bend	IN	Jun. 2014	—	3,195	6,883	—	—	10,078	108
Axon Energy Products	Conroe	TX	Jun. 2014	—	826	6,132	—	—	6,958	91
Axon Energy Products	Houston	TX	Jun. 2014	—	416	5,186	—	—	5,602	83

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Axon Energy Products	Houston	TX	Jun. 2014	—	294	2,310	—	—	2,604	38
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—	260	1,445	—	—	1,705	28
Bell Supply Co	Cleburne	TX	Jun. 2014	—	301	323	—	—	624	7
Bell Supply Co	Frierson	LA	Jun. 2014	—	260	1,054	—	—	1,314	28
Bell Supply Co	Gainesville	TX	Jun. 2014	—	131	1,420	—	—	1,551	23
Bell Supply Co	Killdeer	ND	Jun. 2014	—	307	1,250	—	—	1,557	23
Bell Supply Co	Williston	ND	Jun. 2014	—	162	2,323	—	—	2,485	39
GE Oil & Gas	Canton	OH	Jun. 2014	—	437	3,039	—	—	3,476	50
GE Oil & Gas	Odessa	TX	Jun. 2014	—	1,611	3,322	—	—	4,933	99
Lhoist	Irving	TX	Jun. 2014	—	173	2,154	—	—	2,327	42
Select Energy Services	DeBerry	TX	Jun. 2014	—	533	7,551	—	—	8,084	192
Select Energy Services	Gainesville	TX	Jun. 2014	—	519	7,482	—	—	8,001	113
Select Energy Services	Victoria	TX	Jun. 2014	—	354	1,698	—	—	2,052	34
Bell Supply Co	Jacksboro	TX	Jun. 2014	—	51	657	—	—	708	15
Bell Supply Co	Kenedy	TX	Jun. 2014	—	190	1,669	—	—	1,859	30
Select Energy Services	Alice	TX	Jun. 2014	—	518	1,331	—	—	1,849	21
Select Energy Services	Dilley	TX	Jun. 2014	—	429	1,777	—	—	2,206	32
Select Energy Services	Kenedy	TX	Jun. 2014	—	815	8,355	—	—	9,170	131
Select Energy Services	Laredo	TX	Jun. 2014	—	2,472	944	—	—	3,416	22
Superior Energy Services	Gainesville	TX	Jun. 2014	—	322	480	—	—	802	7
Superior Energy Services	Jacksboro	TX	Jun. 2014	—	408	312	—	—	720	6
Amcor Packaging	Workington	UK	Jun. 2014	—	1,352	7,971	—	—	9,323	129
Government Services Administration	Raton	NM	Jun. 2014	—	93	875	—	—	968	13
Nimble Storage	San Jose	CA	Jun. 2014	—	30,227	10,708	—	28	40,963	142
FedEx	Amarillo	TX	Jul. 2014	—	889	6,421	—	—	7,310	104
FedEx	Chicopee	MA	Jul. 2014	—	1,030	7,022	—	—	8,052	119
FedEx	San Antonio	TX	Jul. 2014	—	3,283	17,729	—	—	21,012	239
Sandoz	Princeton	NJ	Jul. 2014	—	7,766	29,991	—	9,561	47,318	383
Wyndham	Branson	MO	Jul. 2014	—	881	3,307	—	—	4,188	47
Valassis	Livonia	MI	Jul. 2014	—	1,735	8,119	—	—	9,854	106
Government Services Administration	Fort Fairfield	ME	Jul. 2014	—	26	9,315	—	—	9,341	99
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	5,312	41,201	—	—	46,513	434
PNC Bank	Erie	PA	Jul. 2014	—	242	6,195	—	—	6,437	67
PNC Bank	Scranton	PA	Jul. 2014	—	1,324	3,004	—	—	4,328	33
Achmea	Leusden	Netherlands	Jul. 2014	—	3,094	24,115	—	—	27,209	255

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Continental Tire	Fort Mill	SC	Jul. 2014	—	780	14,259	—	—	15,039	153
Fujitsu Office Properties	Manchester	UK	Jul. 2014	—	4,386	47,482	—	—	51,868	517
BP Oil	Wootton Bassett	UK	Aug. 2014	—	712	3,075	—	—	3,787	36
HBOS	Derby	UK	Aug. 2014	—	714	7,192	—	—	7,906	86
HBOS	St. Helens	UK	Aug. 2014	—	270	4,075	—	—	4,345	49
HBOS	Warrington	UK	Aug. 2014	—	516	2,435	—	—	2,951	32
Malthurst	Shiptonthorpe	UK	Aug. 2014	—	328	2,327	—	—	2,655	30
Malthurst	Yorkshire	UK	Aug. 2014	—	581	1,523	—	—	2,104	25
Stanley Black & Decker	Westerville	OH	Aug. 2014	—	958	6,933	—	—	7,891	77
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—	1,176	10,179	—	—	11,355	107
Capgemini	Birmingham	UK	Aug. 2014	—	1,933	18,331	—	—	20,264	170
Merck	Madison	NJ	Aug. 2014	—	10,290	32,530	—	—	42,820	277
Family Dollar	Abbeville	AL	Aug. 2014	—	115	635	—	—	750	7
Family Dollar	Aiken	SC	Aug. 2014	—	439	505	—	—	944	6
Family Dollar	Alapaha	GA	Aug. 2014	—	200	492	—	—	692	6
Family Dollar	Anniston	AL	Aug. 2014	—	176	618	—	—	794	7
Family Dollar	Atlanta	GA	Aug. 2014	—	234	1,181	—	—	1,415	11
Family Dollar	Bossier City	LA	Aug. 2014	—	291	520	—	—	811	5
Family Dollar	Brandenburg	KY	Aug. 2014	—	178	748	—	—	926	8
Family Dollar	Brownfield	TX	Aug. 2014	—	31	664	—	—	695	6
Family Dollar	Brownsville	TX	Aug. 2014	—	83	803	—	—	886	8
Family Dollar	Caledonia	MS	Aug. 2014	—	415	162	—	—	577	3
Family Dollar	Camden	SC	Aug. 2014	—	187	608	—	—	795	7
Family Dollar	Camp Wood	TX	Aug. 2014	—	96	593	—	—	689	6
Family Dollar	Church Point	LA	Aug. 2014	—	247	563	—	—	810	6
Family Dollar	Columbia	SC	Aug. 2014	—	363	487	—	—	850	6
Family Dollar	Columbus	MS	Aug. 2014	—	305	85	—	—	390	1
Family Dollar	Danville	VA	Aug. 2014	—	124	660	—	—	784	7
Family Dollar	Detroit	MI	Aug. 2014	—	107	711	—	—	818	6
Family Dollar	Diamond Head	MS	Aug. 2014	—	104	834	—	—	938	8
Family Dollar	Eatonville	FL	Aug. 2014	—	332	584	—	—	916	8
Family Dollar	Falfurrias	TX	Aug. 2014	—	52	745	—	—	797	6
Family Dollar	Fayetteville	NC	Aug. 2014	—	99	438	—	—	537	4
Family Dollar	Fort Davis	TX	Aug. 2014	—	114	698	—	—	812	8
Family Dollar	Fort Madison	IA	Aug. 2014	—	188	226	—	—	414	3

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Family Dollar	Greenwood	SC	Aug. 2014	—	629	546	—	—	1,175	5
Family Dollar	Grenada	MS	Aug. 2014	—	346	335	—	—	681	4
Family Dollar	Griffin	GA	Aug. 2014	—	369	715	—	—	1,084	8
Family Dollar	Hallsville	TX	Aug. 2014	—	96	225	—	—	321	2
Family Dollar	Hardeeville	SC	Aug. 2014	—	83	663	—	—	746	7
Family Dollar	Hastings	NE	Aug. 2014	—	260	515	—	—	775	5
Family Dollar	Haw River	NC	Aug. 2014	—	310	554	—	—	864	7
Family Dollar	Jacksonville	FL	Aug. 2014	—	369	544	—	—	913	6
Family Dollar	Kansas City	MO	Aug. 2014	—	52	986	—	—	1,038	8
Family Dollar	Knoxville	TN	Aug. 2014	—	82	714	—	—	796	7
Family Dollar	La Feria	TX	Aug. 2014	—	124	956	—	—	1,080	9
Family Dollar	Lancaster	SC	Aug. 2014	—	229	721	—	—	950	8
Family Dollar	Lillian	AL	Aug. 2014	—	410	508	—	—	918	6
Family Dollar	Louisville	KY	Aug. 2014	—	511	503	—	—	1,014	6
Family Dollar	Louisville	MS	Aug. 2014	—	235	410	—	—	645	5
Family Dollar	Madisonville	KY	Aug. 2014	—	389	576	—	—	965	6
Family Dollar	Memphis	TN	Aug. 2014	—	356	507	—	—	863	6
Family Dollar	Memphis	TN	Aug. 2014	—	79	342	—	—	421	4
Family Dollar	Memphis	TN	Aug. 2014	—	158	301	—	—	459	4
Family Dollar	Mendenhall	MS	Aug. 2014	—	61	720	—	—	781	7
Family Dollar	Mobile	AL	Aug. 2014	—	258	682	—	—	940	7
Family Dollar	Mohave Valley	AZ	Aug. 2014	—	284	575	—	—	859	7
Family Dollar	N Platte	NE	Aug. 2014	—	117	255	—	—	372	2
Family Dollar	Nampa	ID	Aug. 2014	—	133	1,126	—	—	1,259	11
Family Dollar	Newberry	MI	Aug. 2014	—	172	1,562	—	—	1,734	15
Family Dollar	North Charleston	SC	Aug. 2014	—	376	588	—	—	964	7
Family Dollar	North Charleston	SC	Aug. 2014	—	458	593	—	—	1,051	7
Family Dollar	Oklahoma City	OK	Aug. 2014	—	144	1,211	—	—	1,355	10
Family Dollar	Orlando	FL	Aug. 2014	—	668	567	—	—	1,235	7
Family Dollar	Orlando	FL	Aug. 2014	—	501	769	—	—	1,270	10
Family Dollar	Paulden	AZ	Aug. 2014	—	468	306	—	—	774	5
Family Dollar	Pensacola	FL	Aug. 2014	—	123	541	—	—	664	6
Family Dollar	Poteet	TX	Aug. 2014	—	141	169	—	—	310	3
Family Dollar	Rockford	IL	Aug. 2014	—	183	1,179	—	—	1,362	11
Family Dollar	Roebuck	SC	Aug. 2014	—	306	508	—	—	814	7

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Family Dollar	San Angelo	TX	Aug. 2014	—	96	342	—	—	438	4
Family Dollar	St Louis	MO	Aug. 2014	—	226	1,325	—	—	1,551	12
Family Dollar	Tyler	TX	Aug. 2014	—	217	682	—	—	899	6
Family Dollar	Union	MS	Aug. 2014	—	52	622	—	—	674	6
Family Dollar	Williamston	SC	Aug. 2014	—	211	558	—	—	769	6
Family Dollar	Winter Haven	FL	Aug. 2014	—	486	437	—	—	923	6
Family Dollar	Winter Haven	FL	Aug. 2014	—	210	527	—	—	737	7
Government Services Administration	Rangeley	ME	Aug. 2014	—	1,377	4,746	—	117	6,240	40
Garden Ridge	Louisville	KY	Sep. 2014	—	3,994	4,865	—	—	8,859	43
Garden Ridge	Lubbock	TX	Sep. 2014	—	1,574	5,950	—	—	7,524	59
Garden Ridge	Mesa	AZ	Sep. 2014	—	2,727	4,867	—	—	7,594	47
Garden Ridge	Raleigh	NC	Sep. 2014	—	2,362	4,267	—	—	6,629	42
Hewlett-Packard	Newcastle	UK	Sep. 2014	—	1,335	22,237	—	—	23,572	147
Intier Automotive	Redditch	UK	Sep. 2014	—	1,379	10,920	—	—	12,299	81
Waste Management	Winston-Salem	NC	Sep. 2014	—	494	3,235	—	—	3,729	22
FedEx	Winona	MN	Sep. 2014	—	83	1,785	—	—	1,868	14
Winston Hotel	Amsterdam	Netherlands	Sep. 2014	—	8,534	4,512	—	—	13,046	28
Dollar General	Allen	OK	Sep. 2014	—	99	793	—	—	892	6
Dollar General	Allentown	PA	Sep. 2014	—	346	888	—	—	1,234	8
Dollar General	Caledonia	OH	Sep. 2014	—	110	861	—	—	971	6
Dollar General	Cherokee	KS	Sep. 2014	—	27	769	—	—	796	6
Dollar General	Choctaw	OK	Sep. 2014	—	247	859	—	—	1,106	6
Dollar General	Clearwater	KS	Sep. 2014	—	90	785	—	—	875	6
Dollar General	Dexter	NM	Sep. 2014	—	329	585	—	—	914	4
Dollar General	Elmore City	OK	Sep. 2014	—	21	742	—	—	763	5
Dollar General	Erie	PA	Sep. 2014	—	410	682	—	—	1,092	5
Dollar General	Eunice	NM	Sep. 2014	—	269	569	—	—	838	4
Dollar General	Gore	OK	Sep. 2014	—	143	813	—	—	956	6
Dollar General	Gratiot	OH	Sep. 2014	—	239	809	—	—	1,048	6
Dollar General	Greensburg	PA	Sep. 2014	—	97	970	—	—	1,067	7
Dollar General	Heavener	OK	Sep. 2014	—	99	998	—	—	1,097	7
Dollar General	Kingston	OK	Sep. 2014	—	81	778	—	—	859	6
Dollar General	Lordsburg	NM	Sep. 2014	—	212	719	—	—	931	5
Dollar General	Lyons	KS	Sep. 2014	—	120	970	—	—	1,090	7
Dollar General	Mansfield	LA	Sep. 2014	—	169	812	—	—	981	6

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	Citiy	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Dollar General	McKean	PA	Sep. 2014	—	107	1,014	—	—	1,121	7
Dollar General	Muskogee	OK	Sep. 2014	—	154	771	—	—	925	6
Dollar General	Neligh	NE	Sep. 2014	—	83	1,045	—	—	1,128	7
Dollar General	New Florence	PA	Sep. 2014	—	70	940	—	—	1,010	7
Dollar General	New Paris	OH	Sep. 2014	—	411	488	—	—	899	5
Dollar General	Norman	OK	Sep. 2014	—	40	913	—	—	953	7
Dollar General	Painesville	OH	Sep. 2014	—	340	797	—	—	1,137	6
Dollar General	Painesville	OH	Sep. 2014	—	300	715	—	—	1,015	5
Dollar General	Peggs	OK	Sep. 2014	—	72	879	—	—	951	6
Dollar General	Santa Rosa	NM	Sep. 2014	—	324	575	—	—	899	4
Dollar General	Sapulpa	OK	Sep. 2014	—	143	745	—	—	888	5
Dollar General	Schuyler	NE	Sep. 2014	—	144	905	—	—	1,049	6
Dollar General	Spencerville	OH	Sep. 2014	—	213	928	—	—	1,141	6
Dollar General	Tahlequah	OK	Sep. 2014	—	132	925	—	—	1,057	7
Dollar General	Talihina	OK	Sep. 2014	—	163	1,023	—	—	1,186	7
Dollar General	Townville	PA	Sep. 2014	—	78	882	—	—	960	7
Dollar General	Uniontown	PA	Sep. 2014	—	165	1,107	—	—	1,272	8
Dollar General	Valley Falls	KS	Sep. 2014	—	51	922	—	—	973	6
Dollar General	Valliant	OK	Sep. 2014	—	183	1,004	—	—	1,187	7
Dollar General	Wymore	NE	Sep. 2014	—	21	872	—	—	893	6
Dollar General	Wynnewood	OK	Sep. 2014	—	188	1,057	—	—	1,245	8
FedEx	Bohemia	NY	Sep. 2014	—	4,838	19,596	—	—	24,434	141
FedEx	Watertown	NY	Sep. 2014	—	561	4,757	—	—	5,318	36
Shaw Aero	Naples	FL	Sep. 2014	—	998	22,332	—	—	23,330	145
Mallinckrodt	St. Louis	MO	Sep. 2014	—	1,499	16,828	—	—	18,327	111
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—	1,227	10,790	—	—	12,017	71
Trinity Health	Livonia	MI	Sep. 2014	—	8,953	28,141	—	—	37,094	212
FedEx	Hebron	KY	Sep. 2014	—	1,106	7,750	—	—	8,856	54
FedEx	Lexington	KY	Sep. 2014	—	1,118	7,961	—	—	9,079	55
GE Aviation	Cincinnati	OH	Sep. 2014	—	1,393	10,490	—	—	11,883	69
Bradford & Bingley	Bingley	UK	Oct. 2014	—	5,180	13,006	—	—	18,186	93
DNV GL	Dublin	OH	Oct. 2014	—	2,509	3,140	—	—	5,649	22
Rexam	Reckinghausen	Germany	Oct. 2014	6,394	857	12,064	—	—	12,921	53
CJ Energy	Houston	TX	Oct. 2014	—	3,865	9,457	—	—	13,322	44
FedEx	Lake Charles	LA	Oct. 2014	—	255	7,485	—	—	7,740	39

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	Citiy	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Family Dollar	Big Sandy	TN	Oct. 2014	—	62	739	—	—	801	4
Family Dollar	Boling	TX	Oct. 2014	—	80	781	—	—	861	4
Family Dollar	Bonifay	FL	Oct. 2014	—	103	673	—	—	776	4
Family Dollar	Brindidge	AL	Oct. 2014	—	89	749	—	—	838	5
Family Dollar	Brownsville	TN	Oct. 2014	—	155	776	—	—	931	4
Family Dollar	Buena Vista	GA	Oct. 2014	—	246	757	—	—	1,003	6
Family Dollar	Calvert	TX	Oct. 2014	—	91	777	—	—	868	4
Family Dollar	Chocowinty	NC	Oct. 2014	—	237	554	—	—	791	3
Family Dollar	Clarksville	TN	Oct. 2014	—	370	1,025	—	—	1,395	6
Family Dollar	Fort Mill	SC	Oct. 2014	—	556	757	—	—	1,313	4
Family Dollar	Hillsboro	TX	Oct. 2014	—	287	634	—	—	921	3
Family Dollar	Lake Charles	LA	Oct. 2014	—	295	737	—	—	1,032	4
Family Dollar	Lakeland	FL	Oct. 2014	—	300	812	—	—	1,112	4
Family Dollar	Lansing	MI	Oct. 2014	—	132	1,040	—	—	1,172	6
Family Dollar	Laurens	SC	Oct. 2014	—	303	584	—	—	887	4
Family Dollar	Marion	MS	Oct. 2014	—	183	747	—	—	930	4
Family Dollar	Marsing	ID	Oct. 2014	—	188	786	—	—	974	5
Family Dollar	Montgomery	AL	Oct. 2014	—	122	821	—	—	943	5
Family Dollar	Montgomery	AL	Oct. 2014	—	411	646	—	—	1,057	5
Family Dollar	Monticello	FL	Oct. 2014	—	230	695	—	—	925	4
Family Dollar	Monticello	UT	Oct. 2014	—	96	894	—	—	990	6
Family Dollar	North Little Rock	AR	Oct. 2014	—	424	649	—	—	1,073	4
Family Dollar	Oakdale	LA	Oct. 2014	—	243	696	—	—	939	3
Family Dollar	Orlando	FL	Oct. 2014	—	684	619	—	—	1,303	4
Family Dollar	Port St. Lucie	FL	Oct. 2014	—	403	907	—	—	1,310	5
Family Dollar	Prattville	AL	Oct. 2014	—	463	749	—	—	1,212	5
Family Dollar	Prichard	AL	Oct. 2014	—	241	803	—	—	1,044	4
Family Dollar	Quinlan	TX	Oct. 2014	—	74	774	—	—	848	4
Family Dollar	Rigeland	MS	Oct. 2014	—	447	891	—	—	1,338	4
Family Dollar	Rising Star	TX	Oct. 2014	—	63	674	—	—	737	3
Family Dollar	Southaven	MS	Oct. 2014	—	409	1,080	—	—	1,489	6
Family Dollar	Spout Springs	NC	Oct. 2014	—	474	676	—	—	1,150	4
Family Dollar	St. Petersburg	FL	Oct. 2014	—	482	851	—	—	1,333	4
Family Dollar	Swansboro	NC	Oct. 2014	—	337	826	—	—	1,163	6
Panasonic	Hudson	NJ	Oct. 2014	—	1,312	7,075	—	—	8,387	31

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	Citiy	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2014(1)(2)	Accumulated Depreciation (3)(4)
Onguard	Havre De Grace	MD	Oct. 2014	—	2,216	6,585	—	—	8,801	41
Axon Energy Products	Houston	TX	Oct. 2014	—	297	2,432	—	—	2,729	11
Metro Tonic	Halle Peissen	Germany	Oct. 2014	32,211	7,387	51,749	—	—	59,136	254
Tokmanni	Matsala	Finland	Nov. 2014	—	1,914	57,932	—	—	59,846	268
Fife Council	Dunfermline	UK	Nov. 2014	—	409	5,277	—	—	5,686	24
Family Dollar	Doerun	GA	Nov. 2014	—	236	717	—	—	953	4
Family Dollar	Old Hickory	TN	Nov. 2014	—	548	781	—	—	1,329	4
Government Services Administration	Rapid City	SD	Nov. 2014	—	504	7,837	—	—	8,341	35
KPN BV	Houten	Netherlands	Nov. 2014	—	1,714	20,965	—	—	22,679	89
RWE AG	Essen	Germany	Nov. 2014	17,968	2,064	26,365	—	—	28,429	56
RWE AG	Essen	Germany	Nov. 2014	31,769	13,054	45,890	—	—	58,944	96
RWE AG	Essen	Germany	Nov. 2014	26,229	5,332	37,908	—	—	43,240	79
Follett School	McHenry	IL	Dec. 2014	—	3,423	15,600	—	—	19,023	42
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	—	10,714	69,018	—	—	79,732	146
Family Dollar	Tampa	FL	Dec. 2014	—	466	820	—	—	1,286	2
Diebold	North Canton	OH	Dec. 2014	—	575	8,906	—	—	9,481	—
Dollar General	Chickasha	OK	Dec. 2014	—	248	1,293	—	—	1,541	—
Weatherford International	Odessa	TX	Dec. 2014	—	665	1,795	—	—	2,460	—
AM Castle	Wichita	KS	Dec. 2014	—	426	6,027	—	—	6,453	—
FedEx	Billerica	MA	Dec. 2014	—	1,138	6,674	—	—	7,812	—
Constellium Auto	Wayne	MI	Dec. 2014	—	1,180	13,781	—	—	14,961	—
Total				$281,186	$326,696	$1,519,558	$—	$9,706	$1,855,960	$21,319
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $484.1 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $2.4 billion.

(3)	The accumulated depreciation column excludes approximately $21.3 million of amortization associated with acquired intangible lease assets.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

American Realty Capital Global Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Real estate investments, at cost:
Balance at beginning of year	$149,009	$1,729	$—
Additions-Acquisitions	1,748,944	147,245	1,729
Asset remeasurement	(675)	—	—
Currency translation adjustment	(41,318)	35	—
Balance at end of the year	$1,855,960	$149,009	$1,729

Accumulated depreciation and amortization:
Balance at beginning of year	$869	$12	$—
Depreciation expense	20,856	837	12
Currency translation adjustment	(406)	20	—
Balance at end of the year	$21,319	$869	$12