Form 10-Q
period 2015-03-31
Global Net Lease, Inc.
filed 2015-05-18
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55202
Global Net Lease, Inc.
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

As of April 22, 2015, the registrant had 180,252,299 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$324,746	$326,696
Buildings, fixtures and improvements	1,512,846	1,519,558
Construction in progress	145	9,706
Acquired intangible lease assets	477,945	484,079
Total real estate investments, at cost	2,315,682	2,340,039
Less accumulated depreciation and amortization	(63,133)	(42,568)
Total real estate investments, net	2,252,549	2,297,471
Cash and cash equivalents	76,329	64,684
Restricted cash	4,852	6,104
Derivatives, at fair value	9,633	13,638
Investment securities, at fair value	500	490
Prepaid expenses and other assets	28,302	24,873
Due from affiliates	29	500
Deferred tax assets	2,425	2,102
Goodwill and other intangible assets, net	3,272	3,665
Deferred offering costs, net	70	—
Deferred financing costs, net	12,928	15,270
Total assets	$2,390,889	$2,428,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$261,910	$281,186
Mortgage premium, net	1,123	1,165
Credit facility	633,396	659,268
Below-market lease liability, net	20,881	21,676
Derivatives, at fair value	5,751	6,115
Due to affiliates	1,501	400
Accounts payable and accrued expenses	22,776	19,357
Deferred rent	11,370	12,252
Current taxes payable	1,020	—
Distributions payable	10,798	10,709
Total liabilities	970,526	1,012,128
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 179,634,854 and 177,933,175 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,799	1,782
Additional paid-in capital	1,591,778	1,575,592
Accumulated other comprehensive loss	(12,589)	(5,589)
Accumulated deficit	(160,625)	(155,116)
Total stockholders' equity	1,420,363	1,416,669
Total liabilities and stockholders' equity	$2,390,889	$2,428,797

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$47,432	$7,315
Operating expense reimbursements	2,537	232
Total revenues	49,969	7,547

Expenses:
Property operating	4,059	233
Operating fees to affiliate	1,244	63
Acquisition and transaction related	1,085	16,516
General and administrative	1,747	976
Depreciation and amortization	21,114	4,354
Income tax expense	1,640	—
Total expenses	30,889	22,142
Operating income (loss)	19,080	(14,595)
Other income (expense):
Interest expense	(7,811)	(1,689)
Income from investments	7	—
Gains on foreign currency	—	6
Gains (losses) on derivative instruments	4,211	(79)
Gains on hedging instrument deemed ineffective	1,448	—
Gains on non-functional foreign currency advances not designated as net investment hedges	8,907	—
Other income	13	8
Total other income (expense), net	6,775	(1,754)
Net income (loss)	$25,855	$(16,349)

Other comprehensive income (loss):
Cumulative translation adjustment	(14,534)	1,248
Designated derivatives, fair value adjustments	7,534	(2,862)
Comprehensive income (loss)	$18,855	$(17,963)

Basic and diluted weighted average shares outstanding	179,156,462	37,602,790
Basic and diluted net income (loss) per share	$0.14	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2014	177,933,175	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669
Issuance of common stock	31,440	—	298	—	—	298
Common stock offering costs, commissions and dealer manager fees	—	—	67	—	—	67
Common stock repurchases	(123,613)	(1)	(1,203)	—	—	(1,204)
Common stock issued through distribution reinvestment plan	1,790,852	18	16,989	—	—	17,007
Share-based compensation	3,000	—	27	—	—	27
Amortization of restricted shares	—	—	8	—		8
Distributions declared	—	—	—	—	(31,364)	(31,364)
Net income	—	—	—	—	25,855	25,855
Cumulative translation adjustment	—	—	—	(14,534)	—	(14,534)
Other comprehensive income	—	—	—	7,534	—	7,534
Balance, March 31, 2015	179,634,854	$1,799	$1,591,778	$(12,589)	$(160,625)	$1,420,363

The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net income (loss)	$25,855	$(16,349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	10,884	2,399
Amortization of intangibles	10,230	1,955
Amortization of deferred financing costs	1,921	308
Amortization of mortgage premium	(42)	(124)
Accretion of below-market lease liabilities	(494)	—
Amortization of above market lease asset	585	66
Amortization of above market ground lease asset	18	—
Share-based compensation	35	5
Net realized and unrealized mark-to-market transactions	(14,566)	81
Appreciation of investment in securities	(10)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,624)	(11,747)
Deferred tax asset	(323)	—
Current tax liability	1,020	—
Due from affiliates	—	—
Accounts payable and accrued expenses	3,882	3,539
Deferred rent	(882)	1,325
Net cash provided by (used in) operating activities	34,489	(18,542)
Cash flows from investing activities:
Investment in real estate and other assets	(38,655)	(180,761)
Deposits for real estate acquisitions	195	(1,321)
Purchase in investment securities	—	—
Proceeds from termination of derivatives	10,055	—
Capital expenditures	(1,852)	—
Net cash used in investing activities	(30,257)	(182,082)
Cash flows from financing activities:
Borrowings under credit facility	251,572	—
Repayments on credit facility	(231,107)	—
Proceeds from notes payable	—	12,813
Payments on mortgage notes payable	(184)	(174)
Proceeds from issuance of common stock	298	518,742
Payments of offering costs	67	(56,800)
Payments of deferred financing costs	—	(2,932)
Distributions paid	(14,268)	(2,028)
Payments on share repurchase program	(1,316)	—
Advances from affiliates, net	1,572	459
Restricted cash	1,252	(1,527)
Net cash provided by financing activities	7,886	468,553
Net change in cash and cash equivalents	12,118	267,929
Effect of exchange rate changes on cash	(473)	949
Cash and cash equivalents, beginning of period	64,684	11,500
Cash and cash equivalents, end of period	$76,329	$280,378

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$4,856	$78
Non-Cash Investing and Financing Activities:
Mortgage note payable assumed or used to acquire investments in real estate	$—	$93,951
Borrowings under credit facility to acquire real estate	—	36,265
Portion of derivative termination proceeds used to repay debt	8,893	—
Common stock issued through distribution reinvestment plan	17,007	1,937

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
On April 20, 2012, the Company commenced its initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-177563), as amended from time to time (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock issuable pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock. On June 13, 2014, as permitted, the Company announced the reallocation of 23.8 million shares, which represented all remaining unsold shares available pursuant to the DRIP. Concurrent with such reallocation, on June 17, 2014, the Company registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829). On April 7, 2015, in anticipation of the listing of the Company's shares of common stock on the New York Stock Exchange (the "Listing"), the suspension of the DRIP was announced. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
The Company's IPO closed on June 30, 2014. As of March 31, 2015, the Company had 179,634,854 shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds from the IPO of $1.8 billion including amounts reinvested pursuant to the DRIP.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2015, the Company had 62% of investments in U.S. and 38% in Europe and owned 309 properties consisting of 16.4 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 11.6 years.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are affiliates of the Sponsor and Special Limited Partner. These related parties have received or will receive compensation and fees for services related to the IPO and for the investment and management of the Company assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees are deducted from fees paid to the Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 3, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Out-of-period adjustments
During the three months ended March 31, 2015, the Company recorded (i) additional rental income and accrued rent of $0.6 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. We concluded that these adjustments were not material to our financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments during the three months ended March 31, 2015.
Revisions to historical cash flow statements
During the year ended December 31, 2014, the Company identified certain historical errors in the preparation of its statement of cash flows. Specifically, the company had been (i) reflecting rent credits in connection with purchased real estate as deferred rent at closing which was then reflected as a cash inflow from operations rather than as part of the purchase price in investing activity and (ii) reflecting certain advances on its credit line (for which it did not take constructive receipt) used to acquire investments in real estate as cash inflows from financing activities and cash outflows from investing activities rather than as non-cash investing and financing activities. These items were correctly presented in the statement of cash flow for the year ended December 31, 2014 and the statement of cash flow for the year ended December 31, 2013 was revised. The Company concluded that the errors noted above were significant but not material to its cash flows for any historical periods presented. However, the Company determined that it is useful for the reader of the financial statements to view these adjustments in the period in which they originated and, as such, has revised the cash flow statement for the three months ended March 31, 2014 (as below) and will revise future quarterly presentations of the cash flow statements when the quarterly 2014 periods are refiled in 2015 for comparative purposes. The effects of these revisions are summarized below:

Three months ended March 31, 2014 (revised herein)	As originally reported	Revisions		As revised
		Item 1	Item 2
Net Cash provided by (used in) Operating Activities	$(16,893)	$(1,649)	$—	$(18,542)
Net Cash provided by (used in) Investing Activities	$(219,996)	$1,649	$36,265	$(182,082)
Net Cash provided by (used in) Financing Activities	$504,818	$—	$(36,265)	$468,553

Additional non-cash financing activities:
Line of credit draws used directly to acquire investments in real estate	$—	$—	$36,265	$36,265

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition and is currently evaluating the impact of the new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the three months ended March 31, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	307	$2,378,554
Three Months ended March 31, 2015	2	38,655
Portfolio as of March 31, 2015	309	$2,417,209
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents the allocation of the assets acquired during the three months ended March 31, 2015 and 2014 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$6,624	$36,472
Buildings, fixtures and improvements	25,078	149,327
Total tangible assets	31,702	185,799
Intangibles acquired:
In-place leases	7,485	101,413
Above market lease asset	50	26,383
Below market lease liability	(582)	(969)
Total assets acquired, net	38,655	312,626
Mortgage notes payable used to acquire real estate investments	—	(93,951)
Cash paid for acquired real estate investments	$38,655	$218,675
Number of properties purchased	2	13
The allocations in the table above of land, buildings, fixtures and improvements, and in-place lease intangibles have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2015, had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income (loss) attributable to stockholders was adjusted to exclude acquisition and transaction related expenses of $1.1 million and $16.5 million from the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
(In thousands)	2015	2014	2013
Pro forma revenues	$50,466	$12,396	$7,202
Pro forma net income (loss)	$14,253	$(4,986)	$(5,214)
Pro forma basic and diluted net income (loss) per share	$0.08	$(0.13)	$(11.87)
The following presents future minimum base rental cash payments due to the Company during the next five years and thereafter as of March 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 to December 31, 2015	$130,623
2016	176,588
2017	180,018
2018	182,503
2019	184,945
Thereafter	1,196,481
$2,051,158

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2015 and March 31, 2014.

	March 31,
Tenant	2015	2014
Crown Crest	*	14.8%
Aviva	*	10.3%
_______________________________________________________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and March 31, 2014.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.

	March 31,
Country	2015	2014
United Kingdom	21.2%	56.6%
United States:
Texas	11.9%	—
The Company did not own properties in any other countries and states that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.
Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit agreement relating to a credit facility that provides for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate borrowings under the credit facility to up to $750.0 million through additional commitments. The Company, at various times, amended the credit facility to increase the aggregate borrowings available and, on January 16, 2015, we further amended the credit facility agreement to increase aggregate borrowings to $705.0 million. We had $633.4 million and $659.3 million outstanding under the credit facility as of March 31, 2015 and December 31, 2014, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit facility agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the credit facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the credit facility is less than 50% of the available facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
The credit agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the financial covenants under the credit agreement.
As of March 31, 2015, total outstanding advances under the credit facility were $633.4 million, including advances of £239.1 million ($354.7 million based upon an exchange rate of $1.48 to £1.00, as of the date of advance), €238.4 million ($258.7 million based upon an exchange rate of $1.09 to €1.00, as of the date of advance) and $20.0 million. The foreign currency advances were used to fund individual investments in the respective local currency. The US dollar advance was used to acquire investments and support general obligations of the Company. A total of $446.6 million of these advances were designated as net investment hedges with changes in value recorded through cumulative translation adjustment, but $1.4 million in over hedge occurred during the three months ended March 31, 2015. In addition, $231.6 million in advances were not designated as net investment hedges and, accordingly, the changes in value due to currency fluctuations are reflected in income. As of December 31, 2014, total outstanding advances under the credit facility were $659.3 million, including advances of £169.8 million ($263.8 million based upon an exchange rate of $1.55 to £1.00, as of the date of advance) and €128.0 million ($155.6 million based upon an exchange rate of $1.22 to €1.00). The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2015 and December 31, 2014, was $71.6 million and $20.7 million, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of March 31, 2015 and December 31, 2014 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2015	December 31, 2014				Maturity
			(In thousands)	(In thousands)
Germany:
	Rheinmetall	1	$11,502	$12,884	2.5%	(2)	Fixed	Jan. 2019
	OBI DIY	1	4,883	5,470	2.4%		Fixed	Jan. 2019
	RWE AG	3	67,819	75,969	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,708	6,394	1.9%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	28,755	32,211	1.7%	(2)	Fixed	Dec. 2019
United Kingdom:
	McDonald's	1	1,127	1,180	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,888	3,024	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,934	6,213	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,901	9,319	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,448	2,563	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,788	8,155	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,819	2,951	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	18,915	19,804	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	28,557	29,901	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	23,291	24,387	3.8%	(2)	Fixed	Mar. 2019
United States:	Western Digital	1	18,195	18,269	3.5%		Fixed	Jul. 2021
Puerto Rico:	Encanto Restaurants	18	22,381	22,492	2.9%		Fixed	Jun. 2017
	Total	37	$261,910	$281,186	3.7%
___________________________________________________________
(1) Movement in principal balances are related to changes in exchange rates.
(2) Fixed as a result of an interest rate swap agreement.

The total carrying value of unencumbered assets as of March 31, 2015 is $1.4 billion.
The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to March 31, 2015 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2015 — December 31, 2015	$537
2016	758
2017	23,046
2018	31,114
2019	189,784
Thereafter	16,671
$261,910
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As of March 31, 2015 and December 31, 2014, the Company had investments in a real estate income fund that is traded in active market and therefore classified this investments as Level 1 in the fair value hierarchy, with an aggregate fair value of $0.5 million and $0.5 million, respectively. The real estate income fund is managed by an affiliate of the Sponsor (see Note 10 — Related Party Transactions). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of March 31, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015	$514	$—	$(14)	$500
December 31, 2014	$514	$—	$(24)	$490
Unrealized losses are considered temporary and therefore no impairment was recorded during the three months ended March 31, 2015 and for the year ended December 31, 2014.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Foreign currency swaps, net	$—	$5,616	$—	$5,616
Foreign currency forwards, net	$—	$4,008	$—	$4,008
Interest rate swaps, net	$—	$(5,742)	$—	$(5,742)
Investment securities	$500	$—	$—	$500
December 31, 2014
Foreign currency swaps, net	$—	$11,289	$—	$11,289
Foreign currency forwards, net	$—	$1,884	$—	$1,884
Interest rate swaps, net	$—	$(5,650)	$—	$(5,650)
Investment securities	$490	$—	$—	$490
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.
Financial instruments not measured at fair value on a recurring basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$263,033	$261,393	$282,351	$280,967
Credit facility (3)	3	$633,396	$646,384	$659,268	$669,824
__________________________________________________________

(1)	Carrying value includes $261.9 million mortgage notes payable and $1.1 million mortgage premiums, net as of March 31, 2015.

(2)	Carrying value includes $281.2 million mortgage notes payable and $1.2 million mortgage premiums, net as of December 31, 2014.

(3)
As more fully described in Note 4, certain of the credit facility advances are denominated in Euro and British Pounds. Some of these foreign currency advances are designated as net investment hedges and measured at fair value through other comprehensive income as part of the cumulative translation adjustment and the remainder are marked to market through income.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any such counterparties will fail to meet their obligations.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded losses of $2,000 and $0 of ineffectiveness in earnings during the three months ended March 31, 2015 and 2014, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $3.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	20	$354,544	20	$371,225
Interest rate swaps (EUR)	10	252,638	10	282,999
	30	$607,182	30	$654,224
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, property related expenses and hold debt instruments in currencies other than its functional currency, the US dollar. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations:

	March 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency swaps (GBP - USD) (1)	—	$—	5	$107,623
Foreign currency swaps (EUR - USD) (1)	—	—	10	134,285
Total	—	$—	15	$241,908
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by the Company, ARC Global Holdco, LLC and the OP.
On February 4, 2015, the Company restructured some cross currency swaps and replaced its initial US dollar equity investment in certain foreign real estate investments with foreign currency debt. Foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s credit facility. The foreign currency debt creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps. The hedge instruments had been designated as net investment hedges through the date of the restructure. The settlement of the cross currency swap restructuring resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction in the credit facility. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830.
Non-designated Hedges
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and a gain of $4.7 million and $1.9 million was recognized for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Forwards (GBP-USD)	70	$11,905	80	$13,664
Forwards (EUR-USD)	27	11,059	31	12,699
Cross currency swaps (GPB-USD)	9	83,016	—	—
Cross currency swaps (EUR-USD)	5	99,334	—	—
Total	111	$205,314	111	$26,363

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$9	$18
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(4,121)	(4,335)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(1,630)	(1,315)
Total		$(5,742)	$(5,632)
Derivatives not designated as hedging instruments:
Forwards (EUR-USD)	Derivatives assets, at fair value	$2,132	$736
Forwards (GBP-USD)	Derivatives assets, at fair value	1,876	1,148
Cross currency swaps (GBP)	Derivatives assets, at fair value	804	4,517
Cross currency swaps (EUR)	Derivatives assets, at fair value	4,812	7,219
Cross currency swaps (GBP)	Derivatives liabilities, at fair value	—	(447)
Total		$9,624	$13,173
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$11,588	$(3,212)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(821)	$(206)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(2)	$—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2015	$9,633	$(5,751)	$—	$3,882	$—	$—	$3,882
December 31, 2014	$13,638	$(6,115)	$—	$7,523	$—	$—	$7,523

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.5 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
The Company had 179,634,854 and 177,933,175 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.8 billion and $1.8 billion as of March 31, 2015 and December 31, 2014, respectively.
On October 5, 2012, the Company's board of directors ("the Board") authorized and the Company declared a distribution which is payable to stockholders of record each day during the applicable period at a rate equal to $0.00194520548 per day equivalent to a per annum yield of 7.10% based on $10.00 price per share of common stock. The distributions began to accrue on November 28, 2012, which was 30 days following the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
Share Repurchase Program
The Board has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. Since our inception through December 31, 2014, 99,969 shares of common stock have been repurchased or requested to be repurchased at a weighted average price per share of $9.91. During the three months ended March 31, 2015, the Company repurchased 123,613 shares at a weighted average price per share of $9.74. Since inception through March 31, 2015, the Company in total has repurchased 223,582 shares of common stock.
Note 9 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of March 31, 2015 and December 31, 2014, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned 244,444 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur costs and fees on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company had $29,000 and $0.5 million of receivable from affiliated entities and $1.5 million and $0.4 million of payable to affiliated entities, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The following table details total selling commissions and dealer manager fees incurred from and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2015	2014	2015	2014
Total commissions and fees to Dealer Manager	$(8)	$49,253	$—	$13
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

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2015	2014	2015	2014
Fees and expense reimbursements to the Advisor and Dealer Manager	$(40)	$8,074	$40	$61
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. During the three months ended March 31, 2015, the Advisor reimbursed the Company $0.5 million of offering costs. Offering and related costs, excluding commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO as of March 31, 2015.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 11.5% of gross common stock proceeds during the offering period. As of March 31, 2015, cumulative offering costs were $188.1 million. As of March 31, 2015, cumulative offering costs net of unpaid amounts did not exceed 11.5%.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The number of Class B units to be issued for each quarter is equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. Pursuant to the service provider agreement 50.0% of the Class B units are assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. As of March 31, 2015, the Company did not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will continue to be expensed in the consolidated statements of operations until the performance condition is considered probable to occur. During the three months ended March 31, 2015, the board of directors approved the issuance of 1,020,580 Class B Units to the Advisor and the Service Provider in connection with this agreement , consisting of 506,237 units relating to the three months ended December 31, 2014 and 514,343 units relating to the three months ended March 31, 2015. During the three months ended March 31, 2014, the board of directors approved the issuance of 39,792 Class B Units to the Advisor and the Service Provider.
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
Solely with respect to the Company's investments in properties located in Europe, the Service Provider or other entity providing property management services with respect to such investments is paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager is paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2015		2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$580	$—	$4,931	$—	$—	$2
Financing coordination fees	—	—	1,144	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—		—	—
Property management and leasing fees	888	593	63	85	—	52
Strategic advisory fees	—	—	107	—	—	—
Distributions on Class B Units	124	—	6	—	4	—
Total related party operational fees and reimbursements	$1,012	$593	$6,251	$85	$4	$54
___________________________________________________________________________

(1)
Effective January 1, 2013, the Company issues (subject to approval by the Board) to the Advisor restricted performance based Class B units for asset management services, which would not be immediately forfeited if certain conditions occur. Commencing April 1, 2015, the Company will pay the Advisor asset management fees in cash or common stock, or a combination of both, at the Advisor's election.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015 and 2014.
The Company pays the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee is payable only upon the sale of assets, distributions or other events which results in the Company's return on stockholders' capital exceeding 6.0% per annum. Solely with respect to the Company's investment activities in Europe, the Service Provider will be paid 50.0% of the annual subordinated performance fee payable in respect of such investments, and the Advisor or its affiliates will receive the remaining 50%, as set forth in the service provider agreement. No such amounts had been incurred during the three months ended March 31, 2015 and 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2015 and 2014, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company pays a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts have been incurred during the three months ended March 31, 2015 and 2014.
If a liquidity event occurs and the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of capital. No such amounts have been incurred during the three months ended March 31, 2015 and 2014.
The Company will distribute a subordinated incentive listing distribution of 15.0%, payable in the form of a promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on on capital contributions. No such distributions have been paid during the three months ended March 31, 2015 and 2014. Neither the Advisor nor any of its affiliates can receive both the subordination participation in the net proceeds and the subordinated listing distribution.
Solely with respect to the Company's properties in Europe, the Service Provider has the right to receive up to 50% of subordinated participation in the net sales proceeds of the sale of real estate assets and 50% of subordinated incentive listing distribution relating to such properties. No such fees have been incurred during the three months ended March 31, 2015 and 2014.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan during the IPO is the exercise price for stock options granted to the independent directors which will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2015 and December 31, 2014, no stock options were issued under the Plan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table reflects restricted share award activity for the three months ended March 31, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	14,400	$9.00
Granted	3,000	9.00
Vested	—	9.00
Unvested, March 31, 2015	17,400	$9.00
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $8,000 and $8,000 during the three months ended March 31, 2015 and 2014, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2015 and 2014.
Note 13 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income (loss) (in thousands)	$25,855	$(16,349)
Basic and diluted weighted average shares outstanding	179,156,462	37,602,790
Basic and diluted net income (loss) per share	$0.14	$(0.43)
As listed in the table below, the Company had potentially dilutive securities as of March 31, 2015 and 2014. The Class B units are subject to performance vesting conditions which have not yet been met and, accordingly, are not included in computation of diluted earnings per share. For the three months ended March 31, 2015, a pro rata portion of the unvested restricted stock and the OP units would be included in the computation on diluted net income per share, however, their inclusion was negligible. For the three months ended March 31, 2014, the unvested restricted stock and OP units were excluded from the calculation of diluted income (loss) per share as the effect would have been antidilutive.

	March 31,
	2015	2014
Unvested restricted stock	17,400	16,200
OP Units	22	22
Class B units	1,726,323	63,184
Total common share equivalents	1,743,745	79,406
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2015 to May 15, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, March 31, 2015	309	16,442,862	$2,417,209
Acquisitions	2	36,007	8,529
Total portfolio, May 15, 2015	311	16,478,869	$2,425,738
__________________________________________________
(1) Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Listing on NYSE and Name Change
The Company announced that it expects its common stock will be listed on the New York Stock Exchange (“NYSE”) under the symbol “GNL” between May 15, 2015 and May 22, 2015 (the “Listing”). In connection with the Listing, on May 5, 2015, the Company amended its charter to change the Company’s name to “Global Net Lease, Inc.”
Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that the Company’s shares of Common Stock will be listed on the NYSE.
Tender Offer
In connection with the Listing, the Company also intends to commence an offer to purchase up to $125.0 million of shares of its Common Stock from its stockholders at a price of $10.50 per share (the “Tender Offer”), net to the tendering stockholders in cash, less any applicable withholding taxes and without interest. The Company believes the Tender Offer will augment the options available to stockholders in connection with the Listing by allowing them to tender all or a portion of their shares in the Tender Offer at a fixed price. If the Tender Offer is oversubscribed, proration of the tendered shares will be determined promptly after the Tender Offer expires. The Company intends to fund the Tender Offer with cash on hand and funds available under its existing credit facility. The Company expects to commence the Tender Offer on the date of the Listing and the Tender Offer will expire on the 20th business day thereafter (unless the Company extends the offer). The Tender Offer will be subject to certain conditions.
Amendment and Suspension of Distribution Reinvestment Program
The Company notified its stockholders that, pursuant to the terms of the DRIP, the Board approved an amendment to the DRIP (the “DRIP Amendment”) enabling the Company to suspend the DRIP. Subsequently, pursuant to the DRIP Amendment, the Board approved the suspension of the DRIP, effective immediately. The final issuance of shares of Common Stock pursuant to the DRIP occurred in connection with the Company’s April distribution which was paid on May 1, 2015.
Termination of Share Repurchase Program
In connection with the Listing and the Tender Offer, and pursuant to the requirements of applicable tender offer rules on April 4, 2015, the Board approved the termination of the Company’s SRP. The Company had processed all requests received under the SRP as of April 4, 2015 relating to the first quarter of 2015. The Company announced that it will not process further requests.
Amendments to Advisory Agreement
On April 4, 2015, the Company entered into the an amendment to the advisory agreement with the OP and the Advisor, which, among other things, provided that:

•
commencing April 1, 2015, the OP will no longer issue Class B units in the OP and the Company will recommence payment of an asset management fee to the Advisor or its assignees in an amount equal to 0.75% per annum of the cost of assets, which will be payable in cash or Common Stock, or a combination of both, at the Advisor’s election, monthly; and

•
effective as of the date upon which the conditions set forth in Article XIII (Amendments)(ii) of the Company’s Articles of Amendment and Restatement are satisfied, the Advisory Agreement will be automatically renewed annually for additional one-year periods, unless the Company or Advisor elects not renew the Advisory Agreement through the provision of 60-days’ written notice prior to the then current annual renewal term. Notwithstanding the foregoing, the Advisory Agreement may be

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

terminated at any time upon 45-days’ written notice by the Advisor for good reason or upon a change of control or by the independent directors of the company with cause.
Amended and Restated Incentive Restricted Share Plan
On April 8, 2015, the Board adopted an Amended and Restated Incentive Restricted Share Plan (the “A/R Restricted Share Plan”) that replaced in its entirety the RSP. The A/R Restricted Share Plan amended the terms of the RSP as follows:

•
it increased the number of shares of Company capital stock, par value $0.01 per share (the “Capital Stock”), available for awards thereunder from 5% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time, to 10% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removed the fixed amount of shares that were automatically granted to the Company’s independent directors; and

•	it added restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
Multi-Year Outperformance Agreement
The Board has approved the general terms of a Multi-Year Outperformance Agreement (the “OPP”) to be entered into with the Company, Global Net Lease Operating Partnership, L.P. (the “OP”), and the Advisor, in connection with the Listing.
Under the OPP, the Advisor will be issued LTIP units in the OP with a maximum award value equal to 5% of the Company’s market capitalization (the “OPP Cap”) on the date of Listing (the “Effective Date”). The LTIP units will be structured as profits interests in the Operating Partnership. The Advisor will be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap based on the Company’s achieving certain levels of total return to its stockholders (“Total Return”) on both an absolute basis and a relative basis measured against a peer group of companies, as set forth below, for a three-year period commencing on the Effective Date (the “Performance Period”). In addition, Advisor may “lock-in” a portion of the OPP Cap based on the attainment of pro-rata performance hurdles, as set forth below, during each 12-month period in the Performance Period (each such period, a “One Year Period” and during the initial 24-month period of the Performance Period (the “Two-Year Period”). Each of the relevant performance periods will be evaluated separately based on performance through the end of the relevant performance period.
Management Updates
On April 8, 2015, the Board appointed P. Sue Perrotty, currently non-executive chair and member of the audit committee of the Company, to serve as the Company’s audit committee chair. The Board has determined that Ms. Perrotty qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Ms. Perrotty replaces Abby Wenzel as the Company’s audit committee chair. Ms. Wenzel continues to serve as a member of the Board and member of the audit committee.
Establishment of Compensation Committee and Nominating and Corporate Governance Committee
On April 8, 2015, in anticipation of the Listing, the Board established a compensation committee and a nominating and corporate governance committee, both of which are composed of the independent directors of the Board. The Board appointed Mr. Perrotty to serve as the Company’s nominating and corporate governance committee chair and compensation committee chair.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, to Global Net Lease Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by Global Net Lease Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers of our Advisor and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
Although we intend to list our shares of common stock on the NYSE, there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•
We may not generate cash flows sufficient to pay distributions to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expense and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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

Overview
We were incorporated on July 13, 2011, as a Maryland corporation that qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. On April 20, 2012, we commenced our initial public offering ("IPO" or "offering") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time (File No. 333-177563) (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to an additional 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. On March 19, 2014, our board of directors approved the extension of our IPO to April 20, 2015, provided that the offering will be terminated if all 150.0 million shares of our common stock are sold before such date. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829). On April 7, 2015, in anticipation of the listing of our shares of common stock on the New York Stock Exchange (the "Listing"), we announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
Our IPO closed on June 30, 2014. As of March 31, 2015, we had 179,634,854 shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of 1.8 billion, including shares issued under the DRIP. As of March 31, 2015, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Our primary geographic target will be the United States, although up to 40% of our portfolio may consist of properties purchased in Europe with a potential additional 10% allocation of properties elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in October 2012. As of March 31, 2015, we owned 309 properties consisting of 16.4 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.6 years. 257 of these properties are located in the United States and Puerto Rico with an average remaining lease term of 10.5 years, 40 of these properties are located in the United Kingdom with an average remaining lease term of 15.5 years and 12 of these properties are located in continental Europe, with an average remaining lease term of 12.1 years.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital Global Holdings, LLC (the "Sponsor"), contributed $200 to the OP in exchange for 22 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. Our Advisor has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager, Special Limited Partner and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and may have received or will receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities received or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investments in Europe. Such fees are deducted from fees paid to the Advisor.

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
As of March 31, 2015 and December 31, 2014, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $12.8 million and $8.7 million, respectively. For the three months ended March 31, 2015, the Company’s rental revenue included impacts of unbilled rental revenue of $4.4 million and $0.6 million respectively, to adjust contractual rent to straight line rent.
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
As of March 31, 2015, nine of our leases for properties in U.S and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is currently evaluating the impact of the new guidance.

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.

Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
McDonald's	Oct. 2012	UK	1	9,094	9.0	$2,566
Wickes Building Supplies I	May 2013	UK	1	29,679	9.5	6,058
Everything Everywhere	Jun. 2013	UK	1	64,832	12.3	12,365
Thames Water	Jul. 2013	UK	1	78,650	7.4	18,233
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	11.7	5,054
PPD Global Labs	Aug. 2013	US	1	76,820	9.7	9,283
Northern Rock	Sep. 2013	UK	2	86,290	8.4	16,322
Kulicke & Soffa	Sep. 2013	US	1	88,000	8.5	13,415
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	13.7	6,067
Con-way Freight	Nov. 2013	US	7	105,090	8.7	12,266
Wolverine	Dec. 2013	US	1	468,635	7.8	17,201
Western Digital	Dec. 2013	US	1	286,330	5.7	28,574
Encanto	Dec. 2013	Puerto Rico	18	65,262	10.3	37,556
Rheinmetall	Jan. 2014	Germany	1	320,102	8.8	28,924
GE Aviation	Jan. 2014	US	1	369,000	10.8	38,857
Provident Financial	Feb. 2014	UK	1	117,003	20.6	41,812
Crown Crest	Feb. 2014	UK	1	805,530	23.9	63,587
Trane	Feb. 2014	US	1	25,000	8.7	3,072
Aviva	Mar. 2014	UK	1	131,614	14.2	52,517
DFS Trading	Mar. 2014	UK	5	240,230	15.0	34,050
GSA I	Mar. 2014	US	1	135,373	7.4	43,250
National Oilwell Varco	Mar. 2014	US	1	24,450	8.3	4,888
Talk Talk	Apr. 2014	UK	1	48,415	10.0	14,274
OBI DIY	Apr. 2014	Germany	1	143,633	8.6	13,216
GSA II	Apr. 2014	US	2	24,957	8.0	9,525
DFS Trading	Apr. 2014	UK	2	39,331	15.0	6,275
GSA III	Apr. 2014	US	2	28,364	10.3	9,700
GSA IV	May 2014	US	1	33,000	10.3	14,828
Indiana Department of Revenue	May 2014	US	1	98,542	7.8	11,654
National Oilwell Varco	May 2014	US	1	7,500	14.2	2,360
Nissan	May 2014	US	1	462,155	13.5	25,838
GSA V	Jun. 2014	US	1	26,533	8.0	11,556
Lippert Components	Jun. 2014	US	1	539,137	11.4	14,776
Select Energy Services I	Jun. 2014	US	3	135,877	11.8	24,112
Bell Supply Co I	Jun. 2014	US	6	79,829	13.8	12,225
Axon Energy Products	Jun. 2014	US	3	213,634	11.8	20,709
Lhoist	Jun. 2014	US	1	22,500	7.8	3,264
GE Oil & Gas	Jun. 2014	US	2	69,846	8.5	10,956
Select Energy Services II	Jun. 2014	US	4	143,417	11.7	20,789
Bell Supply Co II	Jun. 2014	US	2	19,136	13.8	3,407
Superior Energy Services	Jun. 2014	US	2	42,470	9.2	2,455
Amcor Packaging	Jun. 2014	UK	7	294,580	9.7	13,290
GSA VI	Jun. 2014	US	1	6,921	9.0	1,450
Nimble Storage	Jun. 2014	US	1	164,608	6.6	52,500
FedEx -3-Pack	Jul. 2014	US	3	338,862	7.4	46,100
Sandoz, Inc.	Jul. 2014	US	1	154,101	11.3	63,582
Wyndham	Jul. 2014	US	1	31,881	10.1	5,200

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Valassis	Jul. 2014	US	1	100,597	8.1	13,614
GSA VII	Jul. 2014	US	1	25,603	9.6	12,000
AT&T Services	Jul. 2014	US	1	401,516	11.3	61,000
PNC - 2-Pack	Jul. 2014	US	2	210,256	14.3	17,412
Fujitisu	Jul. 2014	UK	3	162,888	11.7	70,651
Continental Tire	Jul. 2014	US	1	90,994	7.3	18,500
Achmea	Jul. 2014	Netherlands	2	190,252	8.8	38,790
BP Oil	Aug. 2014	UK	1	2,650	10.6	4,951
Malthurst	Aug. 2014	UK	2	3,784	10.6	5,914
HBOS	Aug. 2014	UK	3	36,071	10.3	18,109
Thermo Fisher	Aug. 2014	US	1	114,700	9.4	14,000
Black & Decker	Aug. 2014	US	1	71,259	6.8	10,350
Capgemini	Aug. 2014	UK	1	90,475	8.0	24,947
Merck & Co.	Aug. 2014	US	1	146,366	10.4	53,325
Family Dollar - 65-Pack	Aug. 2014	US	65	541,472	14.4	77,360
GSA VIII	Aug. 2014	US	1	23,969	9.4	8,319
Garden Ridge	Sep. 2014	US	4	564,910	14.5	40,936
Waste Management	Sep. 2014	US	1	84,119	7.8	4,650
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	9.1	15,301
HP Enterprise Services	Sep. 2014	UK	1	99,444	11.0	30,951
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	7.5	27,000
FedEx Freight	Sep. 2014	US	1	11,501	9.0	2,250
Hotel Winston	Sep. 2014	Netherlands	1	24,283	14.5	17,292
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	13.0	52,004
FedEx III	Sep. 2014	US	2	221,260	9.3	36,490
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	9.4	22,800
Kuka	Sep. 2014	US	1	200,000	9.3	14,850
CHE Trinity	Sep. 2014	US	2	373,593	7.4	51,000
FedEx IV	Sep. 2014	US	2	255,037	7.9	21,780
GE Aviation	Sep. 2014	US	1	102,000	7.8	14,178
DNV GL	Oct. 2014	US	1	82,000	9.9	7,850
Bradford & Bingley	Oct. 2014	UK	1	120,618	14.5	24,482
Rexam	Oct. 2014	Germany	1	175,615	9.9	14,725
FedEx V	Oct. 2014	US	1	76,035	9.3	9,532
CJ Energy	Oct. 2014	US	1	96,803	11.0	17,925
Family Dollar II	Oct. 2014	US	34	282,730	14.5	49,000
Panasonic	Oct. 2014	US	1	48,497	13.3	10,375
Onguard	Oct. 2014	US	1	120,000	8.8	10,800
Metro Tonic	Oct. 2014	Germany	1	636,066	10.5	67,511
Axon Energy Products	Oct. 2014	US	1	26,400	9.6	3,620
Tokmanni	Nov. 2014	Finland	1	800,834	18.4	72,964
Fife Council	Nov. 2014	UK	1	37,331	8.9	6,519
Family Dollar III	Nov. 2014	US	2	16,442	14.4	2,727
GSA IX	Nov. 2014	US	1	28,300	7.1	10,385
KPN BV	Nov. 2014	Netherlands	1	133,053	11.8	27,351
RWE AG	Nov. 2014	Germany	3	594,415	9.7	154,492
Follett School	Dec. 2014	US	1	486,868	9.8	23,900
Quest Diagnostics	Dec. 2014	US	1	223,894	9.4	96,000
Family Dollar IV	Dec. 2014	US	1	8,030	14.4	1,779
Diebold	Dec. 2014	US	1	158,330	6.8	11,500
Dollar General	Dec. 2014	US	1	12,406	12.9	2,050

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2) (In thousands)
Weatherford Intl	Dec. 2014	US	1	19,855	10.6	3,190
AM Castle	Dec. 2014	US	1	127,600	9.6	9,270
FedEx VI	Dec. 2014	US	1	27,771	9.4	9,300
Constellium Auto	Dec. 2014	US	1	320,680	14.7	20,625
C&J Energy II	Mar. 2015	US	1	125,000	11.0	34,320
Fedex VII	Mar. 2015	US	1	12,018	9.3	4,335
Total			309	16,442,862	11.6	$2,417,209
_____________________________________________________________________

(1)	Remaining lease term in years as of March 31, 2015.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
Results of Operations
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Rental Income
Rental income was $47.4 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in rental income was driven by our acquisition of 259 properties since March 31, 2014, for an aggregate purchase price of $1,921.3 million, as of the respective acquisition dates.
Operating Expense Reimbursements
Operating expense reimbursements were $2.5 million for the three months ended March 31, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Some limited property operating expenses are absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. Operating expense reimbursements were $0.2 million for the three months ended March 31, 2014.
Property Operating Expenses
Property operating expenses were $4.1 million for three months ended March 31, 2015. These costs relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expenses were $0.2 million for the three months ended March 31, 2014.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services. Effective January 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we issue to the Advisor (if approved by the Board) to the Advisor Class B Units, which can be forfeited unless certain conditions are met. During the three months ended March 31, 2015, the Board approved the issuance of 1,020,580 Class B Units to the Advisor at a price of $9.00 per unit, consisting of 506,237 units relating to the three months ended December 31, 2014 and 514,343 units relating to the three months ended March 31, 2015. During the three months ended March 31, 2014, the Board approved the issuance of 39,792 Class B Units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2015 and 2014, property management fees were $888,000 and $63,000, respectively. The Property Manager elected to waive $593,000 and $85,000 of the property management fees for the three months ended March 31, 2015 and 2014, respectively.
Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for three months ended March 31, 2015 of $1.1 million related to the purchase of 2 properties with an aggregate purchase price of $38.7 million. Acquisition and transaction related expenses for the three months ended March 31, 2014 of $16.5 million were incurred related to the 13 properties acquired during that period with an aggregate purchase price of $311.0 million.
General and Administrative Expense
General and administrative expense of $1.7 million for the three months ended March 31, 2015, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended March 31, 2014 was approximately $1.0 million.

Depreciation and Amortization
Depreciation and amortization expense of $21.1 million for the three months ended March 31, 2015 related to our acquisition of 309 properties since inception with an aggregate base purchase price of $2.4 billion, as of the respective acquisition dates. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense for the three months ended March 31, 2014 was $4.4 million.
Income Tax Expense
The income tax expense of $1.6 million for the three months ended March 31, 2015 primarily reflects an out of period adjustment for prior taxes in the UK. There was no income tax expense for the three months ended March 31, 2014.
Interest Expense
Interest expense of $7.8 million for the three months ended March 31, 2015 related to mortgage notes payable which totaled $261.9 million with an effective interest rate of 3.7% and the outstanding balance on our line of credit which totaled $633.4 million at March 31, 2015. Interest expense for the three months ended March 31, 2014 was $1.7 million.
Foreign Currency and Interest Rate Impact on Operations
There were minimal gains or (losses) on foreign currency for the three months ended March 31, 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates. A gain on foreign currency of $6,000 was realized for the three months ended March 31, 2014.
The gains on derivative instruments for the three months ended March 31, 2015 of $4.2 million reflects the positive impact from foreign currency  and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements. A loss on derivative instruments of $79,000 was realized for the three months ended March 31, 2014.
The gains on hedging instrument deemed ineffective for the three months ended March 31, 2015 was $1.4 million which relates to the mark-to-mark of a portion of the foreign currency draws designated as net investment hedges which were deemed to be an over-hedge of our European real estate portfolio for the quarter. There were no corresponding gains or (losses) for the three months ended March 31, 2014.
The gains on non-functional foreign currency advance that were not designated as net invest hedges for the three months ended March 31, 2015 was $8.9 million. There were no corresponding gains or (losses) for the three months ended March 31, 2014.
Cash Flows for Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $34.5 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, and the amount of borrowings outstanding during the period and the timing of interest payments on those borrowings. Cash flows provided in operating activities during the three months ended March 31, 2015 also included $1.1 million of acquisition and transaction related costs.
Net cash used in investing activities during the three months ended March 31, 2015 was $30.3 million, primarily related to our acquisition of 259 properties with an aggregate base purchase price of $1,921.3 million, which were partially funded with borrowings under our credit facility.
Net cash used in financing activities of $7.9 million during the three months ended March 31, 2015 related to proceeds, net of receivables, from the issuance of common stock of $0.3 million, borrowings under credit facility of $251.6 million and net advances from affiliates of $1.6 million, partially offset by common stock repurchases of $1.3 million and repayments on credit facility of $231.1 million. Other payments included distributions to stockholders of $14.3 million.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash used in operating activities was $18.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rental payments. Cash flows used in operating activities during the three months ended March 31, 2014 included $16.5 million of acquisition and transaction related costs. Cash outflows included a net loss adjusted for non-cash items of $11.7 million (net loss of $16.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $4.6 million) and an increase in prepaid expenses of $11.7 million primarily related to prepaid professional fees. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $3.5 million related to professional fees and interest payable and an increase in deferred rent of $1.3 million.

Net cash used in investing activities during the three months ended March 31, 2014 of $182.1 million, primarily related to our acquisition of 13 properties with an aggregate base purchase price of $311.0 million, were partially funded with mortgage notes payable of $94.0 million. Net cash used in investing activities also includes a deposit of $1.3 million on a potential future acquisition.
Net cash provided by financing activities of $468.6 million during the three months ended March 31, 2014 related to proceeds, net of receivables, from the issuance of common stock of $518.7 million, partially offset by payments related to offering costs of $56.8 million, payments of deferred financing costs of $2.9 million, distributions to stockholders of $2.0 million and net advances from affiliates of $0.5 million.
Liquidity and Capital Resources
As of March 31, 2015, we had cash of $76.3 million primarily from the net proceeds of our offering. Principal future demands on cash will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that as our portfolio matures rental income from our properties should cover operating expenses and the payment of our monthly distribution.
Generally, we fund our acquisitions through a combination of cash with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
As of March 31, 2015 we have a revolving credit facility that currently permits us to borrow up to $705.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. See Note 4 — Revolving Credit Facility to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of March 31, 2015, total outstanding advances under the credit facility were $633.4 million. As of December 31, 2014, total outstanding advances under the credit facility were $659.3 million. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2015 and December 31, 2014, was $71.6 million and $20.7 million, respectively.
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
Our current intention is to limit aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2015, we had secured mortgage notes payable of $261.9 million and outstanding advances under our credit facility of $633.4 million. Our secured debt leverage ratio was 37.0% (total secured debt as a percentage of total purchase price of real estate investments) as of March 31, 2015.
We intend to maintain 5% of our NAV in excess of $1 billion in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. The Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The Board will review the amount and sources of liquid assets on a quarterly basis.

Our Board adopted an SRP that enabled stockholders to sell shares back to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Since our inception through December 31, 2013, no shares of common stock have been repurchased or requested to be repurchased. During 2014, we acquired 99,969 shares at a weighted average price per share of $9.91. During the three months ended March 31, 2015, the Company repurchased 123,613 shares at a weighted average price per share of $9.74. Since inception through March 31, 2015, the Company in total has repurchased 223,582 shares of common stock. The Company terminated its SRP in April 2015.
In connection with the Listing, the Company intends to commence an offer to purchase up to $125.0 million of shares of common stock its stockholders at a price of $10.50 per share (the “Tender Offer”), net to the tendering stockholders in cash, less any applicable withholding taxes and without interest. The Company intends to fund the Tender Offer with approximately $25.0 million of cash and approximately $100.0 million of borrowings under its credit facility.
In addition, in April 2015 the Company suspended its Distribution Reinvestment Program (DRIP) and terminated its Share Repurchase Program (SRP). The Company has enjoyed high participation in DRIP and its suspension will result in higher monthly cash distribution payments which will be funded from cash earned from the investment portfolio. The termination of SRP will have a positive but immaterial impact for liquidity purposes.
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
The table below reflects the items deducted or added to net income in our calculation of FFO and MFFO for the period indicated:

Three Months Ended
(In thousands)	March 31, 2015
Net income (in accordance with GAAP)	$25,855
Depreciation and amortization (1)	21,114
FFO	46,969
Acquisition fees and expenses (2)	1,085
Amortization of above or below market lease and ground lease assets and liabilities (3)	109
Straight-line rent (4)	(4,439)
Gains on derivative instruments	(4,211)
Gains on hedging instrument deemed ineffective	(1,448)
Gains on non-functional foreign currency advances not designated as net investment hedges	(8,907)
Amortization of mortgage premium	(42)
MFFO	$29,116
________________________________________________

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
The Distributions began to accrue on November 28, 2012, 30 days following our initial property acquisition. The first distribution was paid in December 2012. During the three months ended March 31, 2015, distributions paid to common stockholders were $31.3 million, inclusive of $17.0 million of distributions issued under the DRIP. During the three months ended March 31, 2015, cash used to pay distributions was generated from cash flows from operations, the net proceeds of our IPO and common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2015
(In thousands)		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$14,268
Distributions reinvested pursuant to the DRIP	17,007
Total distributions	$31,275

Source of distribution coverage:
Cash flows provided by operations (GAAP basis) (1)	$14,268	45.6%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	17,007	54.4%
Total sources of distribution coverage	$31,275	100.0%

Cash flows provided by operations (GAAP basis) (2)	$34,489

Net income (in accordance with GAAP)	$25,855
______________________________________________________

(1)
Distributions amounts for the period indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the three months ended March 31, 2015.

(2)	Cash flows used in operations for the three months ended March 31, 2015 reflects acquisition and transaction related expenses of $1.1 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through March 31, 2015:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2015
Distributions paid:
Common stockholders in cash	$51,445
Common stockholders pursuant to DRIP / offering proceeds	63,213
Unvested restricted stockholders in cash	18
Total distributions paid	$114,676

Reconciliation of net loss:
Revenues	$147,333
Acquisition and transaction-related expenses	(92,556)
Depreciation and amortization	(63,634)
Other operating expenses	(20,458)
Income tax benefit	3,071
Other non-operating expense	(14,540)
Net loss (in accordance with GAAP) (1)	$(40,784)
___________________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Reaffirmation of Current Monthly Distributions and Change to Payment Dates
The Company intends to continue payment of monthly distributions at an annualized rate of $0.71 per share. Historically, the Company has calculated its monthly distribution based upon daily record and distribution declaration dates so that its stockholders would be entitled to be paid distributions beginning with the month in which their shares were purchased. Following the Listing, the Company will pay distributions on the 15th day of each month to stockholders of record as of close of business on the 8th day of such month.
As the Listing is anticipated to occur between May 15, 2015 and May 22, 2015, the Company paid the April 2015 distribution on May 5, 2015 to stockholders of record at the close of business each day during the previous month (i.e., April). The Company anticipates that: (i) it will pay distributions for the period beginning May 1, 2015 through and including the day prior to the Listing to stockholders of record on the close of business each day during such period, such distribution to be paid within 5 days of the day of Listing; (ii) for the limited period commencing on the day of Listing through June 8, 2015, the Company will pay a distribution of $0.001945060 per share per day on June 15, 2015, to stockholders of record at the close of business on June 8, 2015; and (iii) in respect of the June 2015 distribution, on July 15, 2015, it will pay a distribution of $0.059166667 per share to stockholders of record at the close of business on July 8, 2015.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets of $477.9 million at March 31, 2015, (2) minus total liabilities less the net value of intangible liabilities, if applicable, (3) divided by the total number of shares of common and preferred stock outstanding as of March 31, 2015. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation. Our net tangible book value reflects dilution in the value of our common and preferred stock from the offer price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of March 31, 2015, our net tangible book value per share was $5.36. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) was $10.00 per share and $9.50 per common share under our DRIP.

Loan Obligations
Our loan obligations generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The loan agreements stipulate compliance with specific reporting covenants. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements.
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
Foreign Currency Translation
Our reporting currency is the US dollar. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statement of equity.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2015:

		April 1, 2015 — December 31, 2015	Year Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$261,910	$537	$23,804	$220,898	$16,671
Interest on mortgage notes payable	34,934	6,497	16,617	10,438	1,382
Principal on credit facility (1)	633,396	—	633,396	—	—
Interest on credit facility (1)	17,280	9,859	7,421	—	—
Ground lease rental payments due	230	3	10	10	207
Total (2)	$947,750	$16,896	$681,248	$231,346	$18,260
_________________________

(1)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2015, which consisted primarily of the Euro and British pounds. At March 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(2)
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of March 31, 2015, our debt included fixed-rate secured mortgage financing, with a carrying value of $261.9 million and a fair value of $261.4 million and a weighted average interest rate per annum of 2.9%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.9 million.
At March 31, 2015 our debt included a variable-rate revolving credit facility with a carrying and fair value of $633.4 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.4 million and $0.5 million respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows provided by operations were $34.5 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of $31.3 million, of which $17.0 million, or 54.4%, was funded from proceeds from the issuance of common stock and proceeds from our IPO which were reinvested in common stock issued under the DRIP. The remaining $14.3 million, or 45.6%, was funded from cash flows from operations. During the three months ended March 31, 2015 cash flow from operations included an increase in accounts payable and accrued expenses of $3.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2015, there would have been $3.9 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2015.

On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of common stock, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares of common stock issuable pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829). As of March 31, 2015, we have issued 179.6 million shares of our common stock, and received $1,781.4 million of offering proceeds from the sale of common stock, including shares issued under the DRIP. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
The following table reflects the offering costs associated with the issuance of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2015
Selling commissions and dealer manager fees	$162,391
Other offering costs	25,711
Total offering costs	$188,102
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2015
Total commissions paid to the Dealer Manager	$162,391
Less:
Commissions to participating brokers	(110,150)
Reallowance to participating broker dealers	(16,455)
Net to the Dealer Manager	$35,786
As of March 31, 2015, cumulative offering costs included $18.2 million paid to the Advisor and Dealer Manager to reimburse offering costs incurred. As of March 31, 2015, we have incurred $188.1 million of total cumulative offering costs in connection with the issuance and distribution of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 11.5% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 11.5% threshold as of March 31, 2015. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $1,610.5 million at March 31, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used debt financing of approximately $895.3 million and the net proceeds from our IPO to purchase 309 properties with an aggregate base purchase price of $2.4 billion. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. See Distributions in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions" for further discussion.
Issuer Purchases of Equity Securities
Since our inception through December 31, 2014, 99,969 shares of common stock have been repurchased or requested to be repurchased at a weighted average price per share of $9.91. During the three months ended March 31, 2015, the Company repurchased 123,613 shares at a weighted average price per share of $9.74. Since inception through March 31, 2015, the Company has in total repurchased 223,582 shares of common stock.
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

Global Net Lease, Inc.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Patrick J. Goulding
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 18, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.3 (1)	Articles of Amendment to the Amended and Restated Charter of American Realty Capital Global Trust, Inc.
4.3*	Second Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Global Operating Partnership, L.P., dated April 15, 2015.
10.38 (2)
First Amendment to Third Amended and Restated Advisory Agreement, dated April 4, 2015, by and among American Realty Capital Global Trust, Inc., American Realty Capital Global Operating Partnership, L.P. and American Realty Capital Global Advisors, LLC.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2015 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2015 and incorporated by reference herein.