Form 10-Q
period 2015-06-30
Global Net Lease, Inc.
filed 2015-08-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 001-37390
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

As of July 15, 2015, the registrant had 169,068,655 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$329,139	$326,696
Buildings, fixtures and improvements	1,542,773	1,519,558
Construction in progress	145	9,706
Acquired intangible lease assets	486,825	484,079
Total real estate investments, at cost	2,358,882	2,340,039
Less accumulated depreciation and amortization	(87,080)	(42,568)
Total real estate investments, net	2,271,802	2,297,471
Cash and cash equivalents	61,642	64,684
Restricted cash	4,122	6,104
Derivatives, at fair value	5,698	13,638
Investment securities, at fair value	469	490
Prepaid expenses and other assets	31,359	24,873
Due from affiliates	192	500
Deferred tax assets	2,426	2,102
Goodwill and other intangible assets, net	3,345	3,665
Deferred financing costs, net	12,706	15,270
Total assets	$2,393,761	$2,428,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$337,397	$281,186
Mortgage premium, net	921	1,165
Credit facility	596,115	659,268
Below-market lease liability, net	20,881	21,676
Derivatives, at fair value (Note 8)	3,671	6,115
Listing note, at fair value (Note 6)	4,430	—
Due to affiliates	1,953	400
Accounts payable and accrued expenses	22,774	19,357
Tender offer payable	125,000	—
Prepaid rent	11,891	12,252
Current taxes payable	2,661	—
Dividends payable	—	10,709
Total liabilities	1,127,694	1,012,128
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized,168,947,744 and 177,933,175 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,692	1,782
Additional paid-in capital	1,480,585	1,575,592
Accumulated other comprehensive loss	940	(5,589)
Accumulated deficit	(230,578)	(155,116)
Total stockholders' equity	1,252,639	1,416,669
Non-controlling interests	13,428	—
Total equity	1,266,067	1,416,669
Total liabilities and equity	$2,393,761	$2,428,797
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	47,234	13,223	$94,666	$20,538
Operating expense reimbursements	1,834	405	4,371	637
Total revenues	49,068	13,628	99,037	21,175

Expenses:
Property operating	3,377	786	7,436	1,019
Operating fees to affiliate	4,065	139	5,309	202
Acquisition and transaction related	212	8,244	1,297	24,759
Listing fees	18,503	—	18,503	—
Vesting of Class B units	14,480	—	14,480	—
Change in fair value of listing note (Note 7)	4,430	—	4,430	—
General and administrative	1,892	877	3,639	1,413
Equity based compensation	503	—	503	—
Depreciation and amortization	22,089	7,640	43,203	11,994
Income tax expense	1,303	658	2,943	1,098
Total expenses	70,854	18,344	101,743	40,485
Operating loss	(21,786)	(4,716)	(2,706)	(19,310)
Other income (expense):
Interest expense	(7,947)	(2,614)	(15,758)	(4,304)
Income from investments	—	—	7	—
Losses on foreign currency	—	(26)	—	(19)
Gains (losses) on derivative instruments	(3,736)	(171)	475	(250)
Gains (losses) on hedging instrument deemed ineffective	(508)	—	940	—
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	(11,842)	—	(2,935)	—
Other income	12	48	25	55
Total other income (expense), net	(24,021)	(2,763)	(17,246)	(4,518)
Net loss	(45,807)	(7,479)	(19,952)	(23,828)
Net loss attributable to non-controlling interests	143	—	143	—
Net loss attributable to stockholders	$(45,664)	$(7,479)	$(19,809)	$(23,828)

Other comprehensive income (loss):
Cumulative translation adjustment	9,134	3,481	(5,400)	4,733
Designated derivatives, fair value adjustments	4,395	(2,008)	11,929	(4,871)
Comprehensive income (loss) attributable to stockholders	$(32,135)	$(6,006)	$(13,280)	$(23,966)

Basic and diluted weighted average shares outstanding	180,380,436	111,819,848	179,771,830	74,916,338
Basic and diluted net loss per share attributable to stockholders	$(0.25)	$(0.07)	$(0.11)	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interests	Total Equity
Balance, December 31, 2014	177,933,175	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669	$—	$1,416,669
Issuance of common stock	35,463	—	307	—	—	307	—	307
Common stock offering costs, commissions and dealer manager fees	—	—	40	—	—	40	—	40
Common stock repurchases	(124,012)	(1)	(1,207)	—	—	(1,208)	—	(1,208)
Tender offer payable	(11,904,762)	(119)	(124,881)	—	—	(125,000)	—	(125,000)
Common stock issued through dividend reinvestment plan	3,005,936	30	28,548	—	—	28,578	—	28,578
Share-based compensation	1,944	—	—	—	—	—	—	—
Amortization of restricted shares	—	—	138	—		138	—	138
Dividends declared	—	—	—	—	(55,653)	(55,653)	—	(55,653)
Issuance of operating partnership units	—	—	—	—	—	—	750	750
Vesting of Class B units	—	—	—	—	—	—	14,480	14,480
Equity-based compensation	—	—	—	—	—	—	503	503
Net loss	—	—	—	—	(19,809)	(19,809)	(143)	(19,952)
Cumulative translation adjustment	—	—	—	(5,400)	—	(5,400)	(87)	(5,487)
Other comprehensive income	—	—	—	11,929	—	11,929	(27)	11,902
Rebalancing of ownership percentage	—	—	2,048	—	—	2,048	(2,048)	—
Balance, June 30, 2015	168,947,744	$1,692	$1,480,585	$940	$(230,578)	$1,252,639	$13,428	$1,266,067

The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net loss	$(19,952)	$(23,828)
Adjustments to reconcile net income (loss) to net cash used in by operating activities:
Depreciation	22,488	6,680
Amortization of intangibles	20,715	5,314
Amortization of deferred financing costs	3,916	806
Amortization of mortgage premium	(244)	(248)
Amortization of below-market lease liabilities	(997)	414
Amortization of above-market lease assets	1,164	—
Amortization of above/below market ground lease asset	43	—
Vesting of Class B units	14,480	—
Equity-based compensation	503	—
Share-based compensation	138	27
Net realized and unrealized mark-to-market transactions	(1,550)	250
Change in fair value of listing note	4,430	—
Depreciation of investment in securities	21	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(7,102)	(886)
Deferred tax asset	(324)	—
Accounts payable and accrued expenses	4,408	5,862
Prepaid rent	(361)	2,377
Current taxes payable	2,661	—
Net cash provided by (used in) operating activities	44,437	(3,232)
Cash flows from investing activities:
Investment in real estate and real estate related assets	(47,184)	(440,093)
Deposits for real estate acquisitions	616	(5,484)
Proceeds from termination of derivatives	10,055	—
Capital expenditures	(2,322)	—
Net cash used in investing activities	(38,835)	(445,577)
Cash flows from financing activities:
Borrowings under credit facility	251,572	19,671
Repayments on credit facility	(295,000)	(19,571)
Proceeds from notes payable	—	13,119
Payments on notes payable	—	(13,119)
Proceeds from mortgage notes payable	61,439	—
Payments on mortgage notes payable	(359)	(338)
Proceeds from issuance of common stock	307	1,547,011
Proceeds from issuance of operating partnership units	750	—
Payments of offering costs	40	(159,283)
Payments of deferred financing costs	(1,397)	(7,989)
Dividends paid	(37,784)	(8,552)
Payments on share repurchase program	(2,199)	—
Advances from affiliates, net	1,861	459
Restricted cash	1,982	(1,275)
Net cash (used in) provided by financing activities	(18,788)	1,370,133
Net change in cash and cash equivalents	(13,186)	921,324
Effect of exchange rate changes on cash	10,144	3,720

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents, beginning of period	64,684	11,500
Cash and cash equivalents, end of period	$61,642	$936,544
Supplemental Disclosures:
Cash paid for interest	$10,067	$2,400
Cash paid for income taxes	1,022	9
Non-Cash Investing and Financing Activities:
Mortgage note payable assumed or used to acquire investments in real estate	$—	$101,880
Borrowings under credit facility to acquire real estate	—	71,528
Tender offer payable	125,000	—
Common stock issued through dividend reinvestment plan	28,578	10,223

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 172.3 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 1.1 million shares pursuant to its dividend reinvestment program (the "DRIP"). On April 7, 2015, in anticipation of the listing of the Common Stock (the "Listing") on the New York Stock Exchange (the "NYSE"), the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
The Company operated as a non-traded REIT through June 1, 2015. On June 2, 2015 (the "Listing Date"), the Company listed its Common Stock on the NYSE under the symbol "GNL". In connection with the Listing, the Company offered to purchase up to 11.9 million shares of its Common Stock at a price of $10.50 per share (the “Tender Offer”). The Company accrued for the $125.0 million obligation under its Tender Offer as of June 30, 2015. As a result of the Tender Offer, on July 6, 2015, the Company purchased approximately 11.9 million shares of its Common Stock at a price of $10.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. As of June 30, 2015, the Company owned 311 properties consisting of 16.5 million rentable square feet, which were 100.0% leased, with weighted average remaining lease term of 11.4 years. 61.7% of the Company's properties are located in U.S. and 38.3% are located in Europe.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. As of June 30, 2015, the OP had issued 1,809,678 units of limited partnership interests (" OP Units") to limited partners other than the Company, of which 1,809,656 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor") and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 11 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Legacy Dealer Manager") served as the dealer manager of the IPO. The Advisor, Property Manager and Legacy Dealer Manager are affiliates of AR Capital Global Holdings, LLC ("the Sponsor") and Special Limited Partner as a result of which are related parties. These related parties receive compensation and fees for various services provided to the Company. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, a portion of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. Such fees are deducted from fees paid to the Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 3, 2015. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015, other than the updates described below and the subsequent notes.
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the current period presentation.
Out-of-period adjustments
During the six months ended June 30, 2015, the Company recorded (i) additional rental income and accrued rent of $0.3 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. We concluded that these adjustments were not material to our financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments during the six months ended June 30, 2015.
Revisions to historical cash flow statements
During the year ended December 31, 2014, the Company identified certain historical errors in the preparation of its statement of cash flows. Specifically, the company had been (i) reflecting rent credits in connection with purchased real estate as deferred rent at closing which was then reflected as a cash inflow from operations rather than as part of the purchase price in investing activity and (ii) reflecting certain advances on its credit line (for which it did not take constructive receipt) used to acquire investments in real estate as cash inflows from financing activities and cash outflows from investing activities rather than as non-cash investing and financing activities. The Company concluded that the errors noted above were significant but not material to its cash flows for any historical periods presented. However, the Company determined that it is useful for the reader of the financial statements to view these adjustments in the period in which they originated and, as such, has revised the cash flow statement for the six months ended June 30, 2014 (as below) and will revise future quarterly presentations of the cash flow statements when the quarterly 2014 periods are refiled in 2015 for comparative purposes. The effects of these revisions are summarized below:

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Listing Note
Concurrent with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Agreement of Limited Partnership, to evidence the OP's obligation to distribute certain amounts to the Special Limited Partner ("the Listing Note"). The amount of the Listing Note is determined, in part, based on the average market value of the Company’s outstanding shares of Common Stock for the period of 30 consecutive trading days, commencing on the180th calendar day following the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a liability and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss).
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisor agreement, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor (see Note 13 — Share-Based Compensation). The Company records equity based compensation expense associated with the awards over the requisite service period of five years. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Tender Offer
The Company recorded the excess of the cost of the tendered shares over its par value as a reduction in additional paid-in capital, excluding expenses relating to the Tender Offer and including fractional shares repurchased thereafter (see Note 9 — Common Stock).
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the six months ended June 30, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	307	$2,378,554
Six Months ended June 30, 2015	4	47,184
Portfolio as of June 30, 2015	311	$2,425,738
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2015 and 2014 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$6,867	$94,839
Buildings, fixtures and improvements	31,635	342,617
Total tangible assets	38,502	437,456
Intangibles acquired:
In-place leases	8,571	151,957
Above market lease asset	166	29,880
Below market lease liability	(632)	(3,329)
Below market ground lease	577	—
Total assets acquired, net	47,184	615,964
Mortgage notes payable used to acquire real estate investments	—	(101,880)
Cash paid for acquired real estate investments	$47,184	$514,084
Number of properties purchased	4	59
The following table presents unaudited pro forma information as if acquisitions completed during the three and six months ended June 30, 2015, had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income (loss) was adjusted to exclude acquisition and transaction related expenses of $0.2 million and $1.3 million from the three and six months ended June 30, 2015, respectively. Such acquisition and transaction related expenses have been reflected in the three and six months ended June 30, 2014 as if such acquisitions costs had been consummated on January 1, 2014. Acquisitions which have occurred subsequent to June 30, 2015 but prior to the issuance of these consolidated financial statements are not included in the table below as the purchase price allocations for land, buildings, fixtures and improvements, and in-place lease intangibles have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Pro forma revenues	$50,102	$22,018	$100,752	$45,476
Pro forma net income (loss)	$(44,577)	$2,596	$(17,306)	$3,030
Pro forma basic and diluted net income (loss) per share	$(0.25)	$0.02	$(0.10)	$0.04
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 to December 31, 2015	$88,978
2016	180,145
2017	183,690
2018	186,227
2019	188,720
Thereafter	1,226,853
$2,054,613

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2015 and 2014.

	June 30,
Tenant	2015	2014
Government Services Administration	*	11.1%
_______________________________________________________________________

*	Tenant's annualized rental income on a straight-line basis was less than 10% of consolidated annualized rental income for all portfolio properties for the period specified.
No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.

	June 30,
Country	2015	2014
United Kingdom	22.0%	40.3%
United States:
Texas	11.6%	12.7%
The Company did not own properties in any other countries and states that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.
Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility agreement that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The credit facility has been amended at various times, and maximum borrowings has increased to $705.0 million at June 30, 2015. The Company had $596.1 million and $659.3 million outstanding under the credit facility as of June 30, 2015 and December 31, 2014, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the credit facility agreement as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The credit facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the credit facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the credit facility is less than 50% of the available facility. As of June 30, 2015, the Company's debt reflected variable-rate borrowings under the credit facility had a carrying value of $596.1 million and a fair value of $608.4 million with a weighted average annual interest rate of 2.1%.
The credit facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in July 2016. The credit facility agreement also contains two one-year extension options, subject to certain conditions. The credit facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the credit facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

A portion of the borrowings in foreign currencies were treated as net investment hedges of the Companies investments during the periods reflected in the statement of operations (See Note 8 - Derivatives and Hedging Activities).
The unused borrowing capacity under the credit facility as of June 30, 2015 and December 31, 2014, was $108.9 million and $20.7 million, respectively. The Tender Offer obligation was funded in part by the available capacity as of June 30, 2015 (See Note 15 — Subsequent Events).
The credit facility agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the financial covenants under the credit agreement.
Note 5 — Mortgage Notes Payable
Mortgage notes payable as of June 30, 2015 and December 31, 2014 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2015	December 31, 2014				Maturity
			(In thousands)	(In thousands)
Germany:
	Rheinmetall	1	$11,760	$12,884	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	4,992	5,470	2.4%		Fixed	Jan. 2019
	RWE AG	3	69,338	75,969	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,835	6,394	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	29,399	32,211	1.7%	(2)	Fixed	Dec. 2019
United Kingdom:
	McDonald's	1	1,195	1,180	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	3,059	3,024	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	6,287	6,213	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	9,430	9,319	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,594	2,563	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	8,251	8,155	4.5%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,986	2,951	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	20,039	19,804	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	30,255	29,901	4.3%	(2)	Fixed	Feb. 2019
	Aviva	1	24,676	24,387	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	11,882	—	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	7,426	—	3.5%	(2)	Fixed	May 2020
	Capgemini	1	8,644	—	3.2%	(2)	Fixed	Jun. 2020
	Fujitisu	3	38,947	—	3.2%	(2)	Fixed	Jun. 2020
United States:	Western Digital	1	18,126	18,269	5.3%		Fixed	Jul. 2021
Puerto Rico:	Encanto Restaurants	18	22,276	22,492	6.2%		Fixed	Jun. 2017
	Total	43	$337,397	$281,186	3.6%
___________________________________________________________
(1) Movement in principal balances are related to changes in exchange rates.
(2) Fixed as a result of an interest rate swap agreement.

The total carrying value of unencumbered assets as of June 30, 2015 is $1.5 billion.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to June 30, 2015 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2015 — December 31, 2015	$363
2016	758
2017	23,113
2018	32,944
2019	196,648
Thereafter	83,571
$337,397
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Investment Securities
As of June 30, 2015 and December 31, 2014, the Company had investments in AR Capital Global Real Estate Income Fund, a real estate income fund that is traded in active market and therefore classified its estimate of the fair value of this investment as Level 1 in the fair value hierarchy, with an aggregate fair value of $0.5 million and $0.5 million, respectively. The real estate income fund is managed by an affiliate of the Sponsor (see Note 11 — Related Party Transactions). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015	$521	$—	$(52)	$469
December 31, 2014	$514	$—	$(24)	$490
Unrealized losses as of June 30, 2015 are considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2015 and for the year ended December 31, 2014.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Foreign currency swaps, net (GBP & EUR)	$—	$3,296	$—	$3,296
Foreign currency forwards, net (GBP & EUR)	$—	$2,172	$—	$2,172
Interest rate swaps, net	$—	$(3,441)	$—	$(3,441)
Investment securities	$469	$—	$—	$469
Listing note (see Note 7)	$—	$—	$(4,430)	$(4,430)
December 31, 2014
Foreign currency swaps, net (GBP & EUR)	$—	$11,289	$—	$11,289
Foreign currency forwards, net (GBP & EUR)	$—	$1,884	$—	$1,884
Interest rate swaps, net	$—	$(5,650)	$—	$(5,650)
Investment securities	$490	$—	$—	$490
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2015:

(In thousands)	Listing Note
Beginning balance as of December 31, 2014	$—
Fair value at issuance	8,670
Fair value adjustment	(4,240)
Ending balance as of June 30, 2015	$4,430
The following table provides quantitative information about the significant Level 3 input used (in thousands):

Financial Instrument	Fair Value at June 30, 2015	Principal Valuation Technique	Unobservable Inputs	Input Value
Listing Note	$4,430	Monte Carlo Simulation	Expected volatility	24.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$338,318	$339,125	$282,351	$280,967
Credit facility (3)	3	$596,115	$608,397	$659,268	$669,824
__________________________________________________________

(1)	Carrying value includes $337.4 million mortgage notes payable and $0.9 million mortgage premiums, net as of June 30, 2015.

(2)	Carrying value includes $281.2 million mortgage notes payable and $1.2 million mortgage premiums, net as of December 31, 2014.

(3)
As more fully described in Note 8, certain of the credit facility advances are denominated in Euro and British Pounds. Some of these foreign currency advances as of June 30, 2015 and December 31, 2014 were designated as net investment hedges and measured at fair value through other comprehensive income as part of the cumulative translation adjustment and the remainder were marked-to-market through earnings.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Listing Note
In connection with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to issue a note (the "Listing Note") to the Special Limited Partner, to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the "Listing Amount") equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the "market value" (as defined in the Listing Note) of all of the Company’s outstanding shares of Common Stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total amount raised in the Company’s IPO and its DRIP prior to the Listing ("Gross Proceeds") plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares in the IPO and under the DRIP,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.
The market value used to calculate the Listing Amount will not be determinable until the end of a measurement period of 30 consecutive trading days, commencing on the 180th calendar day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner will have the right to receive distributions of Net Sales Proceeds, as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire special limited partner interest into OP Units. Those OP Units would be convertible for the cash value of a corresponding number of shares of Common Stock, at the Company's option, or a corresponding number of shares of Common Stock in accordance with the terms contained in the Second Amended and Restated Limited Partnership Agreement.
Until the amount of the Listing Note can be determined, the Listing Note is considered a liability which is marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Listing Note fair value at issuance and as of June 30, 2015 was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. As of June 30, 2015, the Listing Note had a fair value of $4.4 million. The final value of the Listing Note could differ materially from the initial or current fair value at June 30, 2015 (see Note 6 — Fair Value of Financial Instruments).
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company uses derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any such counterparties will fail to meet their obligations.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company recorded losses of $0.1 million and $0.1 million of ineffectiveness in earnings, respectively. During the three and six months ended June 30, 2014 there were no losses due to ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $3.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	24	$442,522	20	$371,225
Interest rate swaps (EUR)	10	258,296	10	282,999
	34	$700,818	30	$654,224
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the US dollar. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
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
On February 4, 2015, the Company restructured some cross currency swaps and replaced its initial US dollar equity funding in certain foreign real estate investments with foreign currency debt. Foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s credit facility. The foreign currency debt creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps. These swaps had been designated as net investment hedges through the date of the restructure. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding credit facility balance. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830.
As of June 30, 2015 there were no outstanding cross currency swaps designated as net investment hedges. The Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations at December 31, 2014:

	December 31, 2014
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Cross currency swaps (GBP - USD) (1)	5	$107,623
Cross currency swaps (EUR - USD) (1)	10	134,285
Total	15	$241,908
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements are guaranteed by the Company, ARC Global Holdco, LLC and the OP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Non-designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the US dollar ("USD"), against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market losses of $3.7 million and gains of $0.5 million on the non-designated derivatives for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014 the Company recorded marked-to-market losses on the non-designated derivatives of $0.2 million and $0.3 million, respectively.
As of June 30, 2015, total outstanding advances under the credit facility were $596.1 million, including advances of £198.2 million ($311.6 million based upon an exchange rate of $1.57 to £1.00, as of the date of advance), €238.4 million ($264.5 million based upon an exchange rate of $1.11 to €1.00, as of the date of advance) and $20.0 million. The foreign currency advances were used to fund individual investments in the respective local currency. The USD advance was used to acquire investments and support general obligations of the Company. Through May 16, 2015, $218.1 million of these foreign advances, comprised of $92.1 million of GBP draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of EUR draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value due to currency fluctuations are reflected in earnings. As a result, the Company recorded remeasurement losses on the non-designated net investment hedges of $11.8 million and $2.9 million for the three and six months ended June 30, 2015, respectively.
Effective May 17, 2015, additional foreign draws were designated as net investment hedges. As of June 30, 2015, total designated foreign draws are $514.3 million of the total outstanding foreign draws under the credit facility of $576.1 million. The Company recorded losses of $0.5 million and gains of $0.9 million from over hedging ineffectiveness on the designated hedges for the three and six months ended June 30, 2015, respectively. As of December 31, 2014, total outstanding advances under the credit facility were $659.3 million, including advances of £169.8 million ($263.8 million based upon an exchange rate of $1.55 to £1.00, as of the date of advance) and €128.0 million ($155.6 million based upon an exchange rate of $1.22 to €1.00).
As of June 30, 2015 and December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Forwards (GBP - USD)	60	$10,191	80	$13,664
Forwards (EUR - USD)	23	9,419	31	12,699
Cross currency swaps (GBP - USD)	9	87,952	—	—
Cross currency swaps (EUR - USD)	5	101,559	—	—
Total	97	$209,121	111	$26,363

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$41	$18
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(2,841)	(4,353)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(641)	(1,315)
Total		$(3,441)	$(5,650)
Derivatives not designated as hedging instruments:
Forwards (EUR-USD)	Derivatives assets, at fair value	$1,454	$736
Forwards (GBP-USD)	Derivatives assets, at fair value	718	1,148
Cross currency swaps (GBP)	Derivatives assets, at fair value	47	4,517
Cross currency swaps (EUR)	Derivatives assets, at fair value	3,438	7,219
Cross currency swaps (GBP)	Derivatives liabilities, at fair value	(189)	(447)
Total		$5,468	$13,173
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$1,694	$(2,607)	$13,209	(5,819)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(906)	$(396)	$(1,727)	(602)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(62)	$—	$(65)	—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2015	$5,698	$(3,671)	$—	$2,027	$—	$—	$2,027
December 31, 2014	$13,638	$(6,115)	$—	$7,523	$—	$—	$7,523

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.5 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. On the same day, the Company commenced the Tender Offer which expired on June 29, 2015. On July 6, 2015, the Company accepted and funded approximately 11.9 million shares of its Common Stock under the terms of the Tender Offer at a price of $10.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses related to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using cash on hand and funds available under its existing credit facility.
As of June 30, 2015 and December 31, 2014, the Company had 168,947,744 (after consideration of the Tender Offer repurchase)and 177,933,175 shares of Common Stock outstanding, including unvested restricted shares and shares issued under the dividend reinvestment plan (the "DRIP"), but not including the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
Monthly Dividends and Change to Payment Dates
Historically, the Company has calculated its monthly dividend based upon daily record and dividend declaration dates so that its stockholders would be entitled to be paid dividends beginning with the month in which their shares were purchased. Following the Listing, the Company pays dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month.
On April 7, 2015, the Company suspended the DRIP. The final issuance of shares of Common Stock pursuant to the DRIP occurred in connection with the Company’s April dividend which was paid on May 1, 2015.
Share Repurchase Program
On April 7, 2015, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the six months ended June 30, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Six months ended June 30, 2015	124,012	9.74
Cumulative repurchases as of June 30, 2015	223,981	$9.83
Note 10 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 11 — Related Party Transactions
As of June 30, 2015 and December 31, 2014, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company had $0.2 million and $0.5 million of receivable from affiliated entities and $2.0 million and $0.4 million of payable to their affiliates, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. The Special Limited Partner, a limited partner, held 22 OP Units as of June 30, 2015, which represented a nominal percentage of the aggregate OP ownership.
On June 2, 2015, the Advisor exchanged 1,726,323 previously-issued Class B units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. As of June 30, 2015, the Advisor held a total of 1,809,656 OP Units. OP Unit distributions of $0.3 million and $0.4 million were paid to the Advisor which relate to the converted Class B units during the three and six months ended June 30, 2015, respectively. OP Unit distributions of $21,000 and $27,000 were paid to the Advisor during the three and six months ended June 30, 2014, respectively.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, at the Company's option, or the cash value equivalent of those shares in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
During the six months ended June 30, 2015, the Company invested $0.5 million in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Fair Value of Financial Instruments). There is no obligation to purchase any additional shares and the shares can be sold at any time.
Fees Paid in Connection with the IPO
The Legacy Dealer Manager was paid fees and compensation in connection with the sale of the Company's Common Stock in the IPO which was completed on June 30, 2014. Specifically, the Legacy Dealer Manager was paid selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Legacy Dealer Manager was paid 3.0% of the per share purchase price from the sale of the Company's shares, a portion of which was reallowed to participating broker-dealers.
The following table details total selling commissions and dealer manager fees incurred from and payable to the Legacy Dealer Manager related to the sale of Common Stock as of and for the periods presented:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Total commissions and fees to Legacy Dealer Manager	$—	$97,303	$(8)	$146,556	$—	$13

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Advisor and its affiliates were paid compensation and received reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Legacy Dealer Manager. All offering costs incurred by the Company or the Advisor and its affiliated entities on behalf of the Company have been charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and offering cost reimbursements incurred and payable to the Advisor and the Legacy Dealer Manager related to the sale of Common Stock as of and for the periods presented:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Fees and expense reimbursements to the Advisor and Legacy Dealer Manager	$40	$3,672	$—	$11,746	$—	$61
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of Common Stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. During the six months ended June 30, 2015, the Advisor reimbursed the Company $0.5 million of offering costs. Offering and related costs, excluding commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 11.5% of gross Common Stock proceeds during the offering period. As of June 30, 2015, cumulative offering costs were $188.1 million. As of June 30, 2015, cumulative offering costs net of unpaid amounts did not exceed 11.5%.
Fees Paid in Connection With the Operations of the Company
Until April 1, 2015, the Advisor was paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider was paid 50% of the acquisition fees and the Advisor was paid the remaining 50%, as set forth in the service provider agreement. The Advisor was also reimbursed for insourced expenses incurred in the process of acquiring properties, which were fixed initially at 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company paid third party acquisition expenses.
The Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties. Until April 1, 2015, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to the Company's investment activities in Europe, the Service Provider was paid 50% of the financing coordination fees and the Advisor received the remaining 50%, as set forth in the service provider agreement. Such fees were deducted from fees payable to the Advisor, pursuant to the service provider agreement.
Until the Listing, the Company paid the Advisor an asset management fee equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as payment for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate, the board of directors had approved the issuance of 1,726,323 Class B units to the Advisor in connection with this arrangement. The Advisor received dividends on unvested Class B units equal to the dividend rate received on the Company's Common Stock. Such dividends on issued Class B units in the amounts of $0.3 million and $0.4 million were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

respectively. The Company has recorded dividends on issued Class B units in the amounts of $21,000 and $27,000 for the three and six months ended June 30, 2014, respectively.
The performance condition related to these Class B units was satisfied upon completion of the Listing, and the units vested resulting in $14.5 million of expense on June 2, 2015. Concurrently, the Class B units were converted to OP Units on a one-to-one basis. The vested value was calculated based, in part, on the closing price of Company's Common Stock on June 2, 2015 less an estimated discount for the one year lock-out period of transferability or liquidity of the OP Units. From April 1, 2015 to the Listing Date, the asset management fees were paid in cash to the Advisor.
On the Listing Date, the Company entered into the Fourth Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) by and among the Company, the OP and the Advisor, which, among other things, eliminated the acquisition fee and finance coordination fee payable to the Advisor under the original Advisory Agreement, as amended, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Listing Date. Under the terms of the Amended Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of the Company’s Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Amended Advisory Agreement) per weighted average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $0.73, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $0.95. The $0.73 and $0.95 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement will also be subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________
(1) For purposes of the Amended Advisory Agreement, Core AFFO per share means (i) Net income adjusted for the following items (to the extent they are included in Net income): (a) real estate related depreciation and amortization; (b) Net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gains (or losses) from the sale of Investments; (h) impairment losses on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) mark-to-market adjustments included in Net income; (o) unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures. (ii) divided by the weighted average outstanding shares of Common Stock on a fully diluted basis for such period.
(2) For purposes of the Advisory Agreement, "AUM" means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company's investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of he Company's investment at the end of such period (before reserves fro depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).
In addition, the per annum aggregate amount of the Base Management Fee and the Incentive Compensation to be paid under the Amended Advisory Agreement is capped at (a) 1.25% of the AUM for the previous year if AUM is less than or equal to $5.0 billion; (b) 0.95% if the AUM is equal to or exceeds $15.0 billion; or (c) a percentage equal to: (A) 1.25% less (B) (i) a fraction, (x) the numerator of which is the AUM for such specified period less $5.0 billion and (y) the denominator of which is $10.0 billion multiplied by (ii) 0.30% if AUM is greater than $5.0 billion but less than $15.0 billion. The Variable Base Management Fee is also subject to reduction if there is a sale or sales of one or more Investments in a single or series of related transactions exceeding $200.0 million and, the special dividend(s) related thereto.
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Legacy Dealer Manager is paid a transaction fee of 0.25% of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or dividends and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Legacy Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Legacy Dealer Manager on such terms as may be agreed upon between the two parties.
Property Manager provides property management and leasing services for properties owned by the Company, for which the Company pays fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed.
Solely with respect to the Company's investments in properties located in Europe, the Service Provider receives a portion of the fees payable to the Advisor equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager is paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2015		2014		2015		2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$128	$—	$4,224	$—	$708	$—	$9,155	$—	$—	$2
Financing coordination fees	498	—	1,703	—	498	—	2,847	—	—	—
Ongoing fees:
Asset management fees(1) (2)	4,501	—	—	—	4,501	—	—	—	—	—
Property management and leasing fees	1,009	612	124	118	2,013	1,205	187	203	82	52
Strategic advisory fees	—	—	108	—	—	—	215	—	—	—
Dividends on Class B units	309	—	21	—	433	—	27	—	310	—
Vesting of Class B units (1)	14,480	—	—	—	14,480	—	—	—	—	—
Total related party operational fees and reimbursements	$20,925	$612	$6,180	$118	$22,633	$1,205	$12,431	$203	$392	$54
___________________________________________________________________________

(1)
From January 1, 2013 to April 1, 2015, the Company paid asset management fees to the Advisor in the form of restricted performance based Class B units, which would vest if certain conditions occur. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From Listing Date, the Advisor received asset management fees in cash in accordance with the Amended and Restated Advisory Agreement. At Listing Date, all Class B units held by the Advisor converted to OP Units.

(2)	For the three months ended June 30, 2015, the asset management fees noted above is inclusive of $0.8 million of Listing related fees.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2015 and 2014.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2015 and 2014, there were no property operating and general administrative expenses absorbed by our Advisor.
For the six months ended June 30, 2015, the Company has incurred approximately $0.6 million of recurring transfer agent services fees to American National Stock Transfer, LLC ("ANST"), an affiliate of Realty Capital Securities, LLC, which were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
On December 31, 2014, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Legacy Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Company also retained Barclays Capital Inc. as a strategic advisor. Both RCS Capital and Barclays Capital Inc., were each entitled to receive a transaction fee equal to 0.23% of the transaction value in connection with a possible sale transaction, listing or acquisition, if any. In connection with Listing, the Company incurred approximately $18.5 million of listing related fees during the three and six months ended June 30, 2015 of which $6.0 million was paid to RCS Capital and $6.1 million to Barclays Capital Inc., including out of pocket expense in connection with these agreements. In addition, the Company incurred and paid to RCS Capital $2.5 million for personnel and support services in connection with the Listing. The Company also incurred $0.5 million of transfer agent fees to ANST in relation to the Listing. In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement. All costs noted above were included in listing fees in the consolidated statements of operations and comprehensive income (loss) under listing fees for the three and six months ended June 30, 2015.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, and the Service Provider, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's Common Stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates and the Service Provider. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2015 and December 31, 2014, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Prior to April 8, 2015, the RSP provided for the automatic grant of 3,000 restricted shares of Common Stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, the Company amended the RSP ("the Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the board of directors.
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. On July 13, 2015, each of the Company's directors was awarded a one-time grant of 40,000 RSUs valued at $8.52 per unit which vest over a five-year period.
Prior to April 8, 2015, the total number of shares of Common Stock granted under the RSP could not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The Amended RSP increased the number of shares the Company's Common Stock, par value $0.01 per share, available for awards thereunder to 10% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time. The Amended RSP also eliminated the limit of 7.5 million shares of Common Stock permitted to be issued as RSPs.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the six months ended June 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	14,400	$9.00
Granted	3,000	9.00
Vested	(17,400)	9.00
Unvested, June 30, 2015	—	$9.00
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $138,000 and $17,000 during the six months ended June 30, 2015 and 2014, respectively, and is recorded as general and administrative expense in the accompanying statements of operations.
As of June 30, 2015, the Company had no unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Multi-Year Outperformance Agreement
In connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 9,041,801 long term incentive plan ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
The Advisor will be eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date, which is the Listing Date, June 2, 2015, based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and Common Stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%
_______________________________________________________

*	The “Peer Group” is comprised of Chambers Street Properties, Gramercy Property Trust Inc., Lexington Realty Trust, Select Income REIT, and W.P. Carey Inc.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units may be converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $0.5 million for the three and six months ended June 30, 2015.
The valuation of the OPP is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of June 30, 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
OPP at June 30, 2015	$—	$—	$(25,600)	$(25,600)
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2015:

(In thousands)	OPP
Beginning balance as of December 31, 2014	$—
Fair value at issuance	27,500
Fair value adjustment	(1,900)
Ending balance as of June 30, 2015	$25,600
The following table provides quantitative information about significant Level 3 inputs used:

Financial Instrument	Fair Value at June 30, 2015	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$25,600	Monte Carlo Simulation	Expected volatility	27.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
On August 7, 2015, the Company amended and restated the OPP (the “Amended OPP”) with the OP and the Advisor to amend certain definitions related to performance measurement to equitably adjust for share issuances and share repurchases on a go-forward basis. The amendment resulted in an immaterial adjustment to compensation cost as of the modification date.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2015. There were 1,056 shares of Common Stock issued in lieu of cash during the six months ended June 30, 2014 which resulted in additional share based compensation of $10,000.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net loss attributable to stockholders	$(45,664)	$(7,479)	$(19,809)	$(23,828)
Basic and diluted weighted average shares outstanding	180,380,436	111,819,848	179,771,830	74,916,338
Basic and diluted net loss per share attributable to stockholders	$(0.25)	$(0.07)	$(0.11)	$(0.32)

Diluted net income (loss) per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units (excluding converted Class B units) and LTIP Units to be common share equivalents. For the six months ended June 30, 2015 and 2014, the unvested restricted stock, OP and LTIP Units were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

	Six Months Ended June 30,
	2015	2014
Unvested restricted stock	—	21,600
OP Units	1,809,678	22
Class B units	—	170,159
Listing Note (OP Units)	—	—
OPP (LTIP Units)	—	—
Total anti-dilutive common share equivalents	1,809,678	191,781
Conditionally issuable shares relating to the Listing Note (See Note 7 — Listing Note) and the OPP award (See Note 13 — Share Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No shares were included in the computation for the three or six months ended June 30, 2015 because they were anti-dilutive and no units or shares would have been issued based on the stock price at June 30, 2015.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:
Tender Offer
In accordance with the terms and conditions of the Tender Offer, the Company accepted and repurchased approximately 11.9 million shares of the Company’s Common Stock at a purchase price of $10.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. On July 6, 2015, the Company funded the Tender Offer using $20.0 million cash on hand and $105.0 million funds available under its existing credit facility. The Company accrued for the $125.0 million obligation under its Tender Offer as of June 30, 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired subsequent to June 30, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2015	311	16,478,869	$2,425,738
Acquisitions	4	306,266	16,466
Total portfolio, August 10, 2015	315	16,785,135	$2,442,204
__________________________________________________
(1) Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Refinancings
On July 31, 2015, the Company mortgaged five UK properties and received net proceeds of $26.9 million (£17.4 million based upon an exchange rate of $1.55 to £1.00, as of the date of refinance).
Sponsor Transaction
On August 6, 2015, AR Capital, LLC (“ARC”), the parent of the Company’s Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transactions (the “Transactions”) contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC.  The Company’s Advisor, Property Manager and Sponsor are currently owned indirectly by ARC and following the Transactions will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s Legacy Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Company’s Legacy Dealer Manager, and certain related entities. Upon completion of the transaction, the Company’s Legacy Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Company’s Legacy Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The various transactions with Apollo are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the various Apollo transactions, the Company's Advisor, Property Manager and Sponsor are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•
We may not generate cash flows sufficient to pay dividends to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expense and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	Any of these dividends may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our common stock.

•
We have not generated cash flows sufficient to pay our dividends to stockholders, as such we may be forced to borrow at unattractive rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for dividends.

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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust (a "REIT") for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013.
On April 20, 2012, we commenced our initial public offering ("IPO" or "offering") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. We completed our IPO on June 30, 2014. On June 2, 2015, in anticipation of the listing of our shares of Common Stock on the New York Stock Exchange (the "NYSE"), we announced the suspension of the DRIP. On May 7, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
We operated as a non-traded REIT through June 1, 2015. On June 2, 2015 we listed our Common Stock on the "NYSE" under the symbol "GNL" (the "Listing"). In connection with the Listing, we offered to purchase up to 11.9 million of shares of our Common Stock at a price of $10.50 per share (the "Tender Offer"). As a result of the Tender Offer, on July 6, 2015 we purchased approximately 11.9 million shares of our Common Stock at a price of $10.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We may also originate or acquire first mortgage loans secured by real estate. Our primary geographic target is the United States, although up to 40% of our portfolio may consist of properties located in Europe with a potential additional 10% allocation of properties located elsewhere internationally. We purchased our first property and commenced active operations in October 2012. As of June 30, 2015, we owned 311 properties consisting of 16.5 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.4 years. Based on original purchase price, 61.7% of our properties are located in the U.S. and 38.3% in Europe.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. As of June 30, 2015, Global Net Lease Advisors, LLC (the "Advisor") held 1,809,656 units of limited partnership interests in the OP ("OP Units") and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") held 22 OP Units. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, at the Company's option, or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. Our Advisor has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager, Special Limited Partner and Legacy Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and have received compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"). The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investments in Europe. Such fees are deducted from fees paid to the Advisor.
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

As of June 30, 2015 and December 31, 2014, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $16.7 million and $8.7 million, respectively. For the three and six months ended June 30, 2015, the Company’s rental revenue included impacts of unbilled rental revenue of $3.5 million and $7.6 million respectively, to adjust contractual rent to straight line rent.
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
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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
Listing Note
Concurrent with the Listing, we, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Agreement of Limited Partnership, to evidence the OP's obligation to distribute certain amounts to the Special Limited Partner through the issuance of the Listing Note. The amount of the Listing Note is determined, in part, based on the average market value of the Company’s outstanding shares of Common Stock for the period of 30 consecutive trading days, commencing on the 180th calendar day following the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a liability and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss).
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to Advisor agreement, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Tender Offer
The Company recorded the excess of the cost of the tendered shares over its par value to additional paid-in capital.
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	8.7
Wickes Building Supplies I	May 2013	UK	1	29,679	9.3
Everything Everywhere	Jun. 2013	UK	1	64,832	12.0
Thames Water	Jul. 2013	UK	1	78,650	7.2
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	11.5
PPD Global Labs	Aug. 2013	US	1	76,820	9.4
Northern Rock	Sep. 2013	UK	2	86,290	8.2
Kulicke & Soffa	Sep. 2013	US	1	88,000	8.3
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	13.4
Con-way Freight	Nov. 2013	US	7	105,090	8.4
Wolverine	Dec. 2013	US	1	468,635	7.6
Western Digital	Dec. 2013	US	1	286,330	5.4
Encanto	Dec. 2013	Puerto Rico	18	65,262	10.0
Rheinmetall	Jan. 2014	Germany	1	320,102	8.5
GE Aviation	Jan. 2014	US	1	369,000	10.5
Provident Financial	Feb. 2014	UK	1	117,003	20.4
Crown Crest	Feb. 2014	UK	1	805,530	23.6
Trane	Feb. 2014	US	1	25,000	8.4
Aviva	Mar. 2014	UK	1	131,614	14.0
DFS Trading	Mar. 2014	UK	5	240,230	14.7
GSA I	Mar. 2014	US	1	135,373	7.1
National Oilwell Varco	Mar. 2014	US	1	24,450	8.1
Talk Talk	Apr. 2014	UK	1	48,415	9.7
OBI DIY	Apr. 2014	Germany	1	143,633	8.4
GSA II	Apr. 2014	US	2	24,957	7.7
DFS Trading	Apr. 2014	UK	2	39,331	14.7
GSA III	Apr. 2014	US	2	28,364	10.0
GSA IV	May 2014	US	1	33,000	10.1
Indiana Department of Revenue	May 2014	US	1	98,542	7.5
National Oilwell Varco	May 2014	US	1	7,500	13.9
Nissan	May 2014	US	1	462,155	13.3
GSA V	Jun. 2014	US	1	26,533	7.7
Lippert Components	Jun. 2014	US	1	539,137	11.1
Select Energy Services I	Jun. 2014	US	3	135,877	11.5
Bell Supply Co I	Jun. 2014	US	6	79,829	13.5
Axon Energy Products	Jun. 2014	US	3	213,634	11.5
Lhoist	Jun. 2014	US	1	22,500	7.5
GE Oil & Gas	Jun. 2014	US	2	69,846	8.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
Select Energy Services II	Jun. 2014	US	4	143,417	11.4
Bell Supply Co II	Jun. 2014	US	2	19,136	13.5
Superior Energy Services	Jun. 2014	US	2	42,470	8.9
Amcor Packaging	Jun. 2014	UK	7	294,580	9.4
GSA VI	Jun. 2014	US	1	6,921	8.7
Nimble Storage	Jun. 2014	US	1	164,608	6.3
FedEx -3-Pack	Jul. 2014	US	3	338,862	7.1
Sandoz, Inc.	Jul. 2014	US	1	154,101	11.1
Wyndham	Jul. 2014	US	1	31,881	9.8
Valassis	Jul. 2014	US	1	100,597	7.8
GSA VII	Jul. 2014	US	1	25,603	9.4
AT&T Services	Jul. 2014	US	1	401,516	11.1
PNC - 2-Pack	Jul. 2014	US	2	210,256	14.1
Fujitisu	Jul. 2014	UK	3	162,888	11.4
Continental Tire	Jul. 2014	US	1	90,994	7.1
Achmea	Jul. 2014	Netherlands	2	190,252	8.5
BP Oil	Aug. 2014	UK	1	2,650	10.3
Malthurst	Aug. 2014	UK	2	3,784	10.4
HBOS	Aug. 2014	UK	3	36,071	10.1
Thermo Fisher	Aug. 2014	US	1	114,700	9.2
Black & Decker	Aug. 2014	US	1	71,259	6.6
Capgemini	Aug. 2014	UK	1	90,475	7.8
Merck & Co.	Aug. 2014	US	1	146,366	10.2
Family Dollar - 65-Pack	Aug. 2014	US	65	541,472	14.2
GSA VIII	Aug. 2014	US	1	23,969	9.1
Garden Ridge	Sep. 2014	US	4	564,910	14.2
Waste Management	Sep. 2014	US	1	84,119	7.5
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	8.9
HP Enterprise Services	Sep. 2014	UK	1	99,444	10.7
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	7.3
FedEx Freight	Sep. 2014	US	1	11,501	8.8
Hotel Winston	Sep. 2014	Netherlands	1	24,283	14.2
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	12.8
FedEx III	Sep. 2014	US	2	221,260	9.0
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	9.2
Kuka	Sep. 2014	US	1	200,000	9.0
CHE Trinity	Sep. 2014	US	2	373,593	7.4
FedEx IV	Sep. 2014	US	2	255,037	7.6
GE Aviation	Sep. 2014	US	1	102,000	7.5
DNV GL	Oct. 2014	US	1	82,000	9.7
Bradford & Bingley	Oct. 2014	UK	1	120,618	14.3
Rexam	Oct. 2014	Germany	1	175,615	9.7
FedEx V	Oct. 2014	US	1	76,035	9.0
CJ Energy	Oct. 2014	US	1	96,803	10.8
Family Dollar II	Oct. 2014	US	34	282,730	14.3
Panasonic	Oct. 2014	US	1	48,497	13.1
Onguard	Oct. 2014	US	1	120,000	8.5
Metro Tonic	Oct. 2014	Germany	1	636,066	10.3
Axon Energy Products	Oct. 2014	US	1	26,400	9.3
Tokmanni	Nov. 2014	Finland	1	800,834	18.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
Fife Council	Nov. 2014	UK	1	37,331	8.6
Family Dollar III	Nov. 2014	US	2	16,442	14.2
GSA IX	Nov. 2014	US	1	28,300	6.8
KPN BV	Nov. 2014	Netherlands	1	133,053	11.5
RWE AG	Nov. 2014	Germany	3	594,415	9.4
Follett School	Dec. 2014	US	1	486,868	9.5
Quest Diagnostics	Dec. 2014	US	1	223,894	9.2
Family Dollar IV	Dec. 2014	US	1	8,030	14.2
Diebold	Dec. 2014	US	1	158,330	6.5
Dollar General	Dec. 2014	US	1	12,406	12.7
Weatherford Intl	Dec. 2014	US	1	19,855	10.3
AM Castle	Dec. 2014	US	1	127,600	9.3
FedEx VI	Dec. 2014	US	1	27,771	9.2
Constellium Auto	Dec. 2014	US	1	320,680	14.4
C&J Energy II	Mar. 2015	US	1	125,000	10.8
Fedex VII	Mar. 2015	US	1	12,018	9.3
Fedex VIII	Apr. 2015	US	1	25,852	9.3
Fresenius	May 2015	US	1	10,155	14.7
Total			311	16,478,869	11.4
_____________________________________

(1)	Remaining lease term in years as of June 30, 2015.
Results of Operations
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Rental Income
Rental income was $47.2 million and $13.2 million for the three months ended June 30, 2015 and 2014, respectively. The significant increase in rental income was driven primarily by our acquisition of 215 properties since June 30, 2014, for an aggregate purchase price of $1.6 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $1.8 million for the three months ended June 30, 2015 compared to $0.4 million in the corresponding period in 2014 . Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2014 is largely driven by acquisitions made in latter part of 2014.
Property Operating Expenses
Property operating expenses were $3.4 million for the three months ended June 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expenses were $0.8 million for the three months ended June 30, 2014. The increase is primarily driven by our acquisition of 215 properties since June 30, 2014, most of which are triple net leases. The main exceptions are GSA properties for which expenses are not reimbursable by tenants.
Operating Fees to Affiliates of the Advisor
Operating fees to affiliates were $4.1 million for the three months ended June 30, 2015. Operating fees to affiliates represent asset management fees paid to the Advisor. Prior to April 1, 2015, we issued the Advisor restricted performance based Class B units for asset management services, which converted to OP Units as of the Listing. During the three months ended June 30, 2014, there were no asset management fees paid to the Advisor, instead the Board approved the issuance of 146,767 Class B Units to the Advisor at a price of $9.00 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2015 and 2014, property management fees were $1.0 million and $0.1 million, respectively. The Property Manager elected to waive $0.6 million and $0.1 million of the property management fees for the three months ended June 30, 2015 and 2014, respectively.

Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for the three months ended June 30, 2015 of $0.2 million primarily related to the purchase of two properties with an aggregate purchase price of $8.5 million. Acquisition and transaction related expenses for the three months ended June 30, 2014 of $8.2 million were incurred related to the 46 properties acquired during that period with an aggregate purchase price of $299.2 million.
Listing Fees
During the three months ended June 30, 2015, the Company paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B units
Vesting of Class B units expense was $14.5 million for the three months ended June 30, 2015, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The charge of $4.4 million for the three months ended June 30, 2015 represents the initial valuation of the Listing Note on June 2, 2015 adjusted for valuation change through June 30, 2015. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at June 30, 2015. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expense
General and administrative expense of $1.9 million for the three months ended June 30, 2015, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended June 30, 2014 was approximately $0.9 million.
Equity Based Compensation
During the three months ended June 30, 2015, the Company recognized approximately $0.5 million related to the amortization of the OPP Plan.
Depreciation and Amortization
Depreciation and amortization expense of $22.1 million and $7.6 million for the three months ended June 30, 2015 and 2014, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due our acquisition of 311 properties since inception with an aggregate base purchase price of $2.4 billion, as of the respective acquisition dates.
Income Tax Expense
Income tax expense of $1.3 million for the three months ended June 30, 2015 primarily reflects provisions for taxes due in foreign jurisdictions. Income tax expense for the three months ended June 30, 2014 was approximately $0.7 million.
Interest Expense
Interest expense of $7.9 million and $2.6 million was incurred for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings to finance our property acquisitions.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the three months ended June 30, 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates. A loss on foreign currency of $26,000 was realized for the three months ended June 30, 2014.
The losses on derivative instruments for the three months ended June 30, 2015 of $3.7 million reflects a negative marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was particularly driven by volatility in foreign currencies particularly the Euro. A loss on derivative instruments of $0.2 million was realized for the three months ended June 30, 2014.
The losses on hedging instrument deemed ineffective for the three months ended June 30, 2015 were $0.5 million relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments at June 30, 2015. There were no corresponding gains or (losses) for the three months ended June 30, 2014.

The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the three months ended June 30, 2015 were $11.8 million. There were no corresponding gains or (losses) for the three months ended June 30, 2014. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Rental Income
Rental income was $94.7 million and $20.5 million for the six months ended June 30, 2015 and 2014, respectively. The significant increase in rental income was driven primarily by our acquisition of 215 properties since June 30, 2014, for an aggregate purchase price of $1.6 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $4.4 million for the six months ended June 30, 2015 compared to $0.6 million in the corresponding period in 2014. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2014 is largely driven by acquisitions made in latter part of 2014.
Property Operating Expenses
Property operating expenses were $7.4 million for the six months ended June 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expenses were $1.0 million for the six months ended June 30, 2014. The increase is primarily driven by our acquisition of 215 properties since June 30, 2014, most of which are triple net leases. The main exceptions are GSA properties for which expenses are not reimbursable by tenants.
Operating Fees to Affiliates of the Advisor
Operating fees to affiliates were $5.3 million for the six months ended June 30, 2015. Operating fees to affiliates represent asset management fees paid the Advisor. Prior to April 1, 2015, we issued the Advisor restricted performance based Class B units for asset management services, which converted to OP Units as of the Listing. During the six months ended June 30, 2014, there were no asset management fees paid to the Advisor, instead the Board approved the issuance of 186,559 Class B Units to the Advisor at a price of $9.00 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2015 and 2014, property management fees were $1.0 million and $0.2 million, respectively. The Property Manager elected to waive $1.2 million and $0.2 million of the property management fees for the six months ended June 30, 2015 and 2014, respectively.
Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for six months ended June 30, 2015 of $1.3 million primarily related to the purchase of four properties with an aggregate purchase price of $47.2 million. Acquisition and transaction related expenses for the six months ended June 30, 2014 of $24.8 million were incurred related to the 46 properties acquired during that period with an aggregate purchase price of $299.2 million.
Listing Fees
During the six months ended June 30, 2015, the Company paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B units
Vesting of Class B units expense was $14.5 million for the six months ended June 30, 2015, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services based on the closing price of Company's Common Stock on June 2, 2015. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The charge of $4.4 million for the six months ended June 30, 2015 represents the initial valuation of the Listing Note on June 2, 2015 adjusted for valuation change through June 30, 2015. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at June 30, 2015. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).

General and Administrative Expense
General and administrative expense of $3.6 million for the six months ended June 30, 2015, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the six months ended June 30, 2014 was approximately $1.4 million.
Equity Based Compensation
During the six months ended June 30, 2015, the Company recognized approximately $0.5 million related to the amortization of the OPP Plan.
Depreciation and Amortization
Depreciation and amortization expense of $43.2 million and $12.0 million for the six months ended June 30, 2015 and 2014, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due our acquisition of 311 properties since inception with an aggregate base purchase price of $2.4 billion, as of the respective acquisition dates.
Income Tax Expense
The income tax expense of $2.9 million for the six months ended June 30, 2015 primarily reflects provisions for taxes due in foreign jurisdictions. Income tax expense for the six months ended June 30, 2014 was approximately $1.1 million.
Interest Expense
Interest expense of $15.8 million and $4.3 million was incurred for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the six months ended June 30, 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates. A loss on foreign currency of $19,000 was realized for the six months ended June 30, 2014.
The gains on derivative instruments for the six months ended June 30, 2015 of $0.5 million reflects the positive marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was particularly driven by volatility in foreign currencies particularly the Euro. A loss on derivative instruments of $0.3 million was realized for the six months ended June 30, 2014.
The gains on hedging instrument deemed ineffective for the six months ended June 30, 2015 were $0.9 million which relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments June 30, 2015. There were no corresponding gains or (losses) for the six months ended June 30, 2014.
The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the six months ended June 30, 2015 were $2.9 million. There were no corresponding gains or (losses) for the six months ended June 30, 2014. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Cash Flows for Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $44.4 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, vesting of asset management fees in the form of Class B units, and the amount of interest payments on outstanding borrowings. Cash flows provided in operating activities during the six months ended June 30, 2015 also included $1.3 million of acquisition and transaction related costs.
Net cash used in investing activities during the six months ended June 30, 2015 was $38.8 million, primarily related to our acquisition of 4 properties with an aggregate base purchase price of $47.2 million, which were partially funded with borrowings under our credit facility.
Net cash used in financing activities of $18.8 million during the six months ended June 30, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.3 million, borrowings under credit facility of $251.6 million and net advances from affiliates of $1.9 million, partially offset by Common Stock repurchases of $2.2 million and repayments on credit facility of $295.0 million. Other payments included dividends to stockholders of $37.8 million.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $3.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rental payments. Cash flows used in operating activities during the six months ended June 30, 2014 included $24.8 million of acquisition and transaction related costs.
Net cash used in investing activities during the six months ended June 30, 2014 of $445.6 million, primarily related to our acquisition of 59 properties with an aggregate base purchase price of $610.1 million, and partially funded with $91.2 million borrowings under the credit facility.
Net cash provided by financing activities of $1.4 billion during the six months ended June 30, 2014 related to proceeds, net of receivables, from the issuance of Common Stock of $1,547.0 million and borrowings under credit facility of $91.2 million, partially offset by offering cost payments of $159.3 million and repayments on credit facility of $19.6 million Other payments included deferred financing costs of $8.0 million, dividends to stockholders of $8.6 million and net advances from affiliates of $0.5 million.
Liquidity and Capital Resources
As of June 30, 2015, we had cash of $61.6 million. Principal future demands on cash will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that as our portfolio matures rental income from our properties should cover operating expenses and the payment of our monthly dividend.
Generally, we fund our acquisitions through a combination of cash with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
As of June 30, 2015 we have a revolving credit facility that currently permits us to borrow up to $705.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. See Note 4 — Revolving Credit Facility to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of June 30, 2015, total outstanding advances under the credit facility were $596.1 million. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2015 was $108.9 million. Subsequent to June 30, 2015, we funded our Tender Offer obligation using $20.0 million cash on hand and $105.0 million funds available under the credit facility
Our current intention is to limit aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2015, we had secured mortgage notes payable of $337.4 million and outstanding advances under our credit facility of $596.1 million. Our debt leverage ratio was 38.5% (total debt as a percentage of total purchase price of real estate investments) as of June 30, 2015.
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
On April 7, 2015, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.

The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the six months ended June 30, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Six months ended June 30, 2015	124,012	9.74
Cumulative repurchases as of June 30, 2015	223,981	$9.83
In addition, in April 2015 the Company suspended its Dividend Reinvestment Program (DRIP) and terminated its Share Repurchase Program (SRP). The Company has enjoyed high participation in DRIP and its suspension will result in higher monthly cash dividend payments which will be funded from cash earned from the investment portfolio. The termination of SRP will have a positive but immaterial impact for liquidity purposes.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Core FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Core FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO facilitates comparisons of operating performance between periods and between other REITs in our peer group.
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
Core FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-core, such as charges relating to the Listing Note and listing related fees. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude dividends on Class B OP Units as the related shares are assumed to have converted to common stock in our calculation of fully diluted weighted average shares of common stock. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not making a significant number of acquisitions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the ability to fund dividends or distributions in the future, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

The table below reflects the items deducted or added to net income (loss) in our calculation of FFO, Core FFO and AFFO for the periods indicated. The Company previously disclosed FFO and modified funds from operations as Non-GAAP measures. Prior periods have been recast based on the Non-GAAP Financial Measurements presented. Management believes these Non-GAAP measures are more meaningful to the users of our financial statements given our Listing.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,855	$(45,664)	$(19,809)
Depreciation and amortization	21,114	22,089	43,203
FFO (as defined by NAREIT) attributable to stockholders	46,969	(23,575)	23,394
Acquisition and transaction fees	1,085	212	1,297
Listing fees	—	18,503	18,503
Vesting of Class B units upon Listing	—	14,480	14,480
Change in fair value of Listing Note	—	4,430	4,430
Core FFO	48,054	14,050	62,104
Non-cash compensation expense	8	503	511
Non-cash portion of interest expense	1,944	1,994	3,938
Class B dividends	124	309	433
Unrealized (gains) losses on non-functional foreign currency advances not designated as net investment hedges	(8,907)	11,842	2,935
Straight-line rent	(4,439)	(3,437)	(7,876)
Amortization of above/below market leases and ground lease assets and liabilities, net	109	101	210
(Gains) losses on derivative instruments	(4,211)	3,736	(475)
Gains (losses) on hedging instrument deemed ineffective	(1,448)	508	(940)
Amortization of mortgage premium	(42)	(202)	(244)
AFFO	31,192	29,404	60,596

Dividends
We pay dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividend, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual dividend requirements needed to qualify and maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.
During the six months ended June 30, 2015, dividends paid to common stockholders were $66.4 million, inclusive of $28.6 million of dividends issued under the DRIP. During the six months ended June 30, 2015, cash used to pay dividends was generated from cash flows from operations, the net proceeds of our IPO and Common Stock issued under the DRIP.

The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends to stockholders (1)	$31,275		$35,087		$66,362

Source of dividend coverage:
Cash flows provided by operations (GAAP basis)	$14,268	45.6%	$23,516	67.0%	$37,784	56.9%
Proceeds from issuance of Common Stock	—	—%	—	—%	—	—%
Common Stock issued under the DRIP	17,007	54.4%	11,571	33.0%	28,578	43.1%
Total sources of dividend coverage	$31,275	100.0%	$35,087	100.0%	$66,362	100.0%

Cash flows provided by operations (GAAP basis) (2)	$34,489		$9,948		$44,437

Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,855		$(45,664)		$(19,809)
______________________________________________________

(1)
Dividends amounts for the period indicated above exclude dividends related to unvested restricted stock, Class B units and OP Units. No dividends related to unvested restricted stock were paid for the six months ended June 30, 2015.

(2)	Cash flows used in operations for the six months ended June 30, 2015 reflects acquisition and transaction related expenses of $1.3 million.
The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through June 30, 2015:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2015
Dividends paid:
Common stockholders in cash	$74,951
Common stockholders pursuant to DRIP	74,789
Vested restricted stockholders in cash	20
Total dividends paid	$149,760

Reconciliation of net loss:
Revenues	$196,401
Acquisition and transaction-related expenses	(92,768)
Listing fees	(18,503)
Vesting of Class B units	(14,480)
Change in fair value of listing note	(4,430)
Equity based compensation	(503)
Depreciation and amortization	(85,723)
Other operating expenses	(29,792)
Income tax benefit (expense)	(1,512)
Other non-operating expense	(29,649)
Net loss attributable to non-controlling interests	143
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(80,816)
___________________________________________

(1)
Net loss attributable to stockholders as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
Our loan obligations generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The loan agreements stipulate compliance with specific reporting covenants. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2015:

		July 1, 2015 — December 31, 2015	Year Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$337,397	$363	$23,871	$229,592	$83,571
Interest on mortgage notes payable	43,464	5,340	21,395	14,651	2,078
Principal on credit facility (1)	596,115	—	596,115	—	—
Interest on credit facility (1)	25,730	6,262	19,468	—	—
Tender offer liability	125,000	125,000	—	—	—
Ground lease rental payments due	412	4	16	17	374
Total (2)	$1,128,118	$136,969	$660,865	$244,260	$86,023
_________________________

(1)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2015, which consisted primarily of the Euro and British pounds. At June 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with sales and maintenance of Common Stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 11 — Related Party Transactions to our unaudited consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Election as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices, interest rates and exchange rates. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We use foreign currency derivatives including cross currency swaps to hedge our exposure to changes in foreign exchange rates on certain of our foreign investments.
As of June 30, 2015, our debt included fixed-rate secured mortgage financing, with a carrying value of $338.3 million and a fair value of $339.1 million and a weighted average interest rate per annum of 3.0%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.8 million.
As of June 30, 2015 our debt included a variable-rate revolving credit facility with a carrying value of $596.1 million and a fair value of $608.4 million and a weighted average interest rate per annum of 2.1%. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.3 million and $0.4 million respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dividends paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
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
Our cash flows provided by operations were $44.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid dividends of $66.4 million, of which $28.6 million, or 43.1%, was funded from proceeds from the issuance of Common Stock and proceeds from our IPO which were reinvested in Common Stock issued under the DRIP. The remaining $37.8 million, or 56.9%, was funded from cash flows from operations. During the six months ended June 30, 2015 cash flows from operations included an increase in accounts payable and accrued expenses of $4.4 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2015, there would have been $4.4 million less in cash flows from operations available to pay dividends. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund dividends.
We may not generate sufficient cash flows from operations to pay dividends. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund dividends, we may use the proceeds from our IPO. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time. We have not established any limit on the amount of proceeds from our IPO that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividends that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT for U.S. federal income tax purposes.
Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our Common Stock or securities that are convertible or exercisable into shares of our Common Stock to third party investors. Payment of dividends from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
The requirements of being a public entity and sustaining growth may strain our resources.
As a newly public entity, we are subject to the rules and requirements of the Securities and Exchange Commission, or SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, or the PCAOB, and the NYSE, each of which imposes additional reporting and other obligations on public companies. These requirements may place a strain on our systems and resources. For example, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires that we file annual, quarterly and current reports with respect to our business and financial condition and the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which is discussed below.

We have been and will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing, tax and legal fees and similar expenses.
If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.
Prior to our initial public offering, we were not required to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, and were therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, as a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 at the time of next annual report on Form 10-K, which will be for our fiscal year ending December 31, 2015. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If in the future we identify material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, NYSE or other regulatory authorities, which could require additional financial and management resources.
The trading price of our common stock has been volatile and may fluctuate.
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. Among the factors that could affect the price of our common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	our dividend policy;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our reputation and the reputation of our Sponsor and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our common stock and the shares of our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed in our Annual Report on the Form 10-K and above in this Quarterly Report on Form 10-Q.

A significant decline in our stock price could result in substantial losses for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
On June 2, 2015, the Advisor contributed $750,000 in exchange for 83,333 OP Units. 1,726,323 OP Units were issued in exchange for Class B Units which were issued in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), after 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP.
Other than as described above, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the six months ended June 30, 2015.
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of Common Stock, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares of Common Stock issuable pursuant the DRIP under which common stockholders may elect to have their dividends reinvested in additional shares of Common Stock. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829). As of June 30, 2015, we have issued 168.9 million shares of our Common Stock, and received $1,793.1 million of offering proceeds from the sale of Common Stock, including shares issued under the DRIP. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
The following table reflects the offering costs associated with the issuance of Common Stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2015
Selling commissions and dealer manager fees	$162,391
Other offering costs	25,729
Total offering costs	$188,120
The Legacy Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of Common Stock:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2015
Total commissions paid to the Legacy Dealer Manager	$162,391
Less:
Commissions to participating brokers	(110,150)
Reallowance to participating broker dealers	(16,455)
Net to the Legacy Dealer Manager	$35,786
As of June 30, 2015, cumulative offering costs included $18.2 million paid to the Advisor and Legacy Dealer Manager to reimburse offering costs incurred. As of June 30, 2015, we have incurred $188.1 million of total cumulative offering costs in connection with the issuance and dividend of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 11.5% of gross Common Stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 11.5% threshold as of June 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used debt financing of approximately $933.5 million and the net proceeds from our IPO to purchase 311 properties with an aggregate base purchase price of $2.4 billion. We have used and may continue to use net proceeds from our IPO to fund a portion of our dividends. See Dividends in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions" for further discussion.

Issuer Purchases of Equity Securities
On April 7, 2015, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
On June 2, 2015, the Company commenced the Tender Offer. The Tender Offer was completed on June 29, 2015 with the Company purchasing approximately 11.9 million shares of its Common Stock at a price of $10.50 per share, for an aggregate value of $125.0 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using cash on hand and funds available under its existing credit facility.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the six months ended June 30, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Six months ended June 30, 2015	124,012	9.74
Cumulative repurchases as of June 30, 2015	223,981	$9.83
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 7, 2015, we amended and restated our OPP (the “Amended OPP”) with the OP and our Advisor to amend certain definitions related to performance measurement to equitably adjust for share issuances and share repurchases on a go-forward basis.
The description of the Amended OPP in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Amended OPP attached as Exhibit 10.42 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 10, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (3)	Articles of Amendment to the Amended and Restated Charter of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), effective May 5, 2015.
3.2 (1)	Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (2)
Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.

10.1 (2)	Fourth Amended and Restated Advisory Agreement, dated June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.3 (4)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.)
10.39 (2)
Seventh Amendment to Credit Agreement, dated June 1, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.40 (2)	Contribution and Exchange Agreement, dated June 2, 2015, between Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.41 (2)	Listing Note Agreement, dated June 2, 2015, between Global Net Lease Operating Partnership, L.P. and Global Net Lease Special Limited Partner, LLC.
10.42 *
Amended and Restated 2015 Advisor Multi-Year Outperformance Agreement, dated August 7, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.

10.43 *
Indemnification Agreement, dated June 2, 2015, among Global Net Lease, Inc., Scott J. Bowman, Peter M. Budko, Patrick J. Goulding, William M. Kahane, P. Sue Perrotty, Nicholas Radesca, Edward G. Rendell, Nicholas S. Schorsch, Abby M. Wenzel, Andrew Winer, Edward M. Weil, Jr., Global Net Lease Advisors, LLC, AR Capital, LLC and RCS Capital Corporation.

14.1 (1)	Amended and Restated Code of Business Conduct and Ethics
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the three ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2015.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 7, 2015.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2015.