Form 10-Q
period 2015-09-30
Global Net Lease, Inc.
filed 2015-11-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 168,936,633 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$344,767	$326,696
Buildings, fixtures and improvements	1,702,345	1,519,558
Construction in progress	28	9,706
Acquired intangible lease assets	524,264	484,079
Total real estate investments, at cost	2,571,404	2,340,039
Less accumulated depreciation and amortization	(109,922)	(42,568)
Total real estate investments, net	2,461,482	2,297,471
Cash and cash equivalents	32,080	64,684
Restricted cash	4,076	6,104
Derivatives, at fair value (Note 8)	5,451	13,638
Investment securities, at fair value	—	490
Prepaid expenses and other assets	39,016	24,873
Due from affiliates	53	500
Deferred tax assets	2,905	2,102
Goodwill and other intangible assets, net	3,390	3,665
Deferred financing costs, net	13,785	15,270
Total assets	$2,562,238	$2,428,797

LIABILITIES AND EQUITY
Mortgage notes payable	$509,427	$281,186
Mortgage premium, net	798	1,165
Credit facility	735,357	659,268
Below-market lease liability, net	28,878	21,676
Derivatives, at fair value (Note 8)	7,256	6,115
Listing note, at fair value (Note 6)	3,380	—
Due to affiliates	943	400
Accounts payable and accrued expenses	22,698	19,357
Prepaid rent	12,890	12,252
Current taxes payable	3,166	—
Dividends payable	249	10,709
Total liabilities	1,325,042	1,012,128
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 168,936,633 and 177,933,175 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	1,692	1,782
Additional paid-in capital	1,479,879	1,575,592
Accumulated other comprehensive loss	(4,277)	(5,589)
Accumulated deficit	(255,460)	(155,116)
Total stockholders' equity	1,221,834	1,416,669
Non-controlling interest	15,362	—
Total equity	1,237,196	1,416,669
Total liabilities and equity	$2,562,238	$2,428,797
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	47,836	25,400	142,502	$45,938
Operating expense reimbursements	2,416	502	6,787	1,139
Total revenues	50,252	25,902	149,289	47,077

Expenses:
Property operating	3,355	1,428	10,791	2,447
Operating fees to affiliates	4,902	219	10,211	421
Acquisition and transaction related	4,680	29,124	5,977	53,883
Listing fees	—	—	18,503	—
Vesting of Class B units	—	—	14,480	—
Change in fair value of listing note	(1,050)	—	3,380	—
General and administrative	2,014	740	5,638	2,127
Equity based compensation	1,917	72	2,435	98
Depreciation and amortization	22,949	15,126	66,152	27,120
Total expenses	38,767	46,709	137,567	86,096
Operating income (loss)	11,485	(20,807)	11,722	(39,019)
Other income (expense):
Interest expense	(9,041)	(4,081)	(24,799)	(8,385)
Income from investments	8	—	15	—
Losses on foreign currency	—	(737)	—	(756)
Realized losses on investment securities	(66)	—	(66)	—
Gains on derivative instruments	2,310	849	2,785	599
Gains on hedges and derivatives deemed ineffective	1,505	—	2,445	—
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	—	(2,935)	—
Other (expense) income	(10)	148	15	203
Total other expense, net	(5,294)	(3,821)	(22,540)	(8,339)
Net income (loss) before income taxes	6,191	(24,628)	(10,818)	(47,358)
Income taxes (expense) benefit	(703)	70	(3,646)	(1,028)
Net income (loss)	5,488	(24,558)	(14,464)	(48,386)
Non-controlling interest	(56)	—	87	—
Net income (loss) attributable to stockholders	$5,432	$(24,558)	$(14,377)	$(48,386)

Other comprehensive income (loss):
Cumulative translation adjustment	836	(7,269)	(4,651)	(2,535)
Designated derivatives, fair value adjustments	(6,149)	6,639	5,753	1,768
Other Comprehensive income (loss)	(5,313)	(630)	1,102	(767)
Comprehensive income (loss)	175	(25,188)	(13,362)	(49,153)
Non-controlling interest	40	—	297	—
Comprehensive income (loss) attributable to stockholders	215	(25,188)	(13,065)	(49,153)

Basic and Diluted Earnings Per Share:
Basic and diluted net income (loss) per share attributable to stockholders	$0.03	$(0.14)	$(0.08)	$(0.44)
Basic and diluted weighted average shares outstanding	168,948,345	175,401,867	176,124,355	108,779,593
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2014	177,933,175	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669	$—	$1,416,669
Issuance of common stock	37,407	—	420	—	—	420	—	420
Common stock offering costs, commissions and dealer manager fees		—	49	—	—	49	—	49
Common stock repurchases, inclusive of fees	(12,039,885)	(120)	(126,202)	—	—	(126,322)	—	(126,322)
Common stock issued through dividend reinvestment plan	3,005,936	30	28,548	—	—	28,578	—	28,578
Dividends declared (per share $0.51)	—	—	—	—	(85,967)	(85,967)	—	(85,967)
Issuance of operating partnership units	—	—	—	—	—	—	750	750
Vesting of Class B units	—	—	—	—	—	—	14,480	14,480
Equity-based compensation	—	—	92	—	—	92	2,343	2,435
Dividends to non-controlling interest holders	—	—	—	—	—	—	(534)	(534)
Net loss	—	—	—	—	(14,377)	(14,377)	(87)	(14,464)
Cumulative translation adjustment	—	—	—	(4,362)	—	(4,362)	(289)	(4,651)
Designated derivatives, fair value adjustments	—	—	—	5,674	—	5,674	79	5,753
Rebalancing of ownership percentage	—	—	1,380	—	—	1,380	(1,380)	—
Balance, September 30, 2015	168,936,633	$1,692	$1,479,879	$(4,277)	$(255,460)	$1,221,834	$15,362	$1,237,196

The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net loss	$(14,464)	$(48,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,901	15,636
Amortization of intangibles	31,251	11,484
Amortization of deferred financing costs	6,056	2,032
Amortization of mortgage premium	(367)	(373)
Amortization of below-market lease liabilities	(1,506)	806
Amortization of above-market lease assets	1,741	—
Amortization of above- and below- market ground lease asset	69	—
Straight line rent	(11,573)	(3,116)
Vesting of Class B units	14,480	—
Equity based compensation	2,435	98
Net realized and unrealized marked-to-market transactions	(3,867)	(599)
Change in fair value of listing note	3,380	—
Loss on sale of investment in securities	27	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(3,495)	(395)
Deferred tax assets	(803)	—
Accounts payable and accrued expenses	4,332	6,922
Prepaid rent	638	6,243
Current taxes payable	3,166	—
Net cash provided by (used in) operating activities	66,401	(9,648)
Cash flows from investing activities:
Investment in real estate and real estate related assets	(223,074)	(1,080,523)
Deposits for real estate acquisitions	773	(8,998)
Proceeds from termination of derivatives	10,055	—
Capital expenditures	(10,242)	—
Proceeds from redemption of investment securities	463	—
Net cash used in investing activities	(222,025)	(1,089,521)
Cash flows from financing activities:
Borrowings under credit facility	476,208	19,766
Repayments on credit facility	(370,617)	(19,570)
Proceeds from notes payable	—	12,505
Payments on notes payable	—	(12,505)
Proceeds from mortgage notes payable	207,914	—
Payments on mortgage notes payable	(535)	(505)
Proceeds from issuance of common stock	420	1,569,328
Proceeds from issuance of operating partnership units	750	—
Payments of offering costs	49	(167,626)
Payments of deferred financing costs	(4,612)	(10,143)
Dividends paid	(68,062)	(21,635)
Distributions to non-controlling interest holders	(321)	—
Payments on common stock repurchases, inclusive of fees	(2,313)	—
Payments on share repurchases related to Tender Offer	(125,000)	—
Advances from affiliates, net	990	459
Restricted cash	2,028	(6,455)
Net cash provided by financing activities	116,899	1,363,619
Net change in cash and cash equivalents	(38,725)	264,450
Effect of exchange rate changes on cash	6,121	(12,002)
Cash and cash equivalents, beginning of period	64,684	11,500
Cash and cash equivalents, end of period	$32,080	$263,948

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$16,122	$5,031
Cash paid for income taxes	3,081	277
Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$31,933	$96,620
Borrowings under credit facility to acquire real estate	—	309,096
Common stock issued through dividend reinvestment plan	28,578	27,343

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 172.3 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 1.1 million shares pursuant to its dividend reinvestment program (the "DRIP"). On April 7, 2015, in anticipation of the listing of the Common Stock (the "Listing") on the New York Stock Exchange (the "NYSE"), the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement.
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
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company may also originate or acquire first mortgage loans secured by real estate. The Company's primary geographic target is the United States, although up to 40% of its portfolio may consist of properties purchased in Europe with an additional 10% allocation to properties purchased elsewhere internationally. As of September 30, 2015, the Company owned 329 properties consisting of 18.7 million rentable square feet, which were 100.0% leased, with weighted average remaining lease term of 11.5 years. 60.4% of the Company's properties are located in U.S. and 39.6% are located in Europe.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. As of September 30, 2015, the OP had issued 1,809,678 units of limited partnership interests (" OP Units") to limited partners other than the Company, of which 1,461,753 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 347,903 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 11 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Legacy Dealer Manager") served as the dealer manager of the IPO. The Advisor, Property Manager and Legacy Dealer Manager are affiliates of AR Capital Global Holdings, LLC ("the Sponsor") and the Special Limited Partner as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company. The Advisor has entered into a service provider agreement with an affiliate of the Service Provider. Pursuant to the service provider agreement, the affiliate of the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, a portion of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investment strategy in Europe. In the case fees are directly paid to the affiliate of the Service Provider, the Company deducts such fees from those due to the Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 3, 2015. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015, other than the updates described below and the subsequent notes.
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the current period presentation.
Out-of-period adjustments
During the first and second quarter of 2015, the Company recorded (i) additional rental income and accrued rent of $0.3 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. The Company concluded that these adjustments were not material to the financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments during the prior two quarters.
In addition, the Company identified errors in accounting for certain cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 (see Note 8 — Derivatives and Hedging Activities). Gains that should have been included in net income (loss) were instead included in other comprehensive income (loss) of approximately $0.5 million and $0.6 million during the three month periods ended March 31, 2015 and June 30, 2015, respectively. The Company has concluded that these adjustments are not material to the financial position or results of operations for the current period or any of the respective prior periods, accordingly, the Company recorded the additional gains on these non-designated derivative instruments of $1.1 million during the three months ended September 30, 2015.
Revisions to historical cash flow statements
During the year ended December 31, 2014, the Company identified certain historical errors in the preparation of its statement of cash flows. Specifically, the Company had been (i) reflecting rent credits in connection with purchased real estate as deferred rent at closing which was then reflected as a cash inflow from operations rather than as part of the purchase price in investing activity and (ii) reflecting certain advances on its credit line (for which it did not take constructive receipt) used to acquire investments in real estate as cash inflows from financing activities and cash outflows from investing activities rather than as non-cash investing and financing activities. The Company concluded that the errors noted above were significant but not material to its cash flows for any historical periods presented. However, the Company determined that it is useful for the reader of the financial statements to view these adjustments in the period in which they originated and, as such, has revised the cash flow statement for the nine months ended September 30, 2014. The effects of these revisions are summarized below:

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Listing Note
Concurrent with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Agreement of Limited Partnership, to evidence the OP's obligation to distribute certain amounts to the Special Limited Partner ("the Listing Note"). The amount of the Listing Note is determined, in part, based on the average market value of the Company’s outstanding shares of Common Stock for the period of 30 consecutive trading days, commencing on the180th calendar day following the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a liability and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. Changes in the fair value of the Listing Note are recorded in the consolidated statements of operations and comprehensive income (loss).
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
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16 Business Combination (Topic 805). The guidance eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the nine months ended September 30, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	307	$2,378,554
Nine Months Ended September 30, 2015	22	255,007
Portfolio as of September 30, 2015	329	$2,633,561
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2015 and 2014 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$23,831	$205,129
Buildings, fixtures and improvements	190,314	912,355
Total tangible assets	214,145	1,117,484
Intangibles acquired:
In-place leases	45,736	350,626
Above market lease asset	1,002	31,584
Below market lease liability	(7,181)	(3,455)
Below market ground lease assets	3,409	—
Above market ground lease liabilities	(2,104)	—
Total assets acquired, net	255,007	1,496,239
Mortgage notes payable used to acquire real estate investments	(31,933)	(96,620)
Cash paid for acquired real estate investments	$223,074	$1,399,619
Number of properties purchased	22	209

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The allocations in the table above from land, buildings and fixtures and improvements, in place leases, ground lease assets and liabilities, and above and below market lease assets and liabilities, have been provisionally assigned to each class of assets and liabilities, pending final confirmation from the third party specialist for certain acquisitions purchased during the three months ended September 30, 2015.
The following table presents unaudited pro forma information as if acquisitions completed during the three and nine months ended September 30, 2015, had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income (loss) was adjusted to exclude acquisition and transaction related expenses of $4.7 million and $6.0 million from the three and nine months ended September 30, 2015, respectively. Such acquisition and transaction related expenses have been reflected in the three and nine months ended September 30, 2014 as if such acquisitions costs had been consummated on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Pro forma revenues	$53,727	$39,641	$161,841	$108,494
Pro forma net income (loss)	$11,635	$(1,823)	$3,474	$6,864
Pro forma basic and diluted net income (loss) per share	$0.07	$(0.01)	$0.02	$0.06
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments
2015 (remainder)	$49,091
2016	197,782
2017	201,295
2018	203,848
2019	206,358
2020	208,565
Thereafter	1,165,462
$2,232,401
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of September 30, 2015 and 2014.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014.

	September 30,
Country	2015	2014
United Kingdom	19.6%	29.8%
United States:
Texas	11.4%	12.1%
Michigan	*	10.3%
____________________________

*	Geography's annualized rental income on a straight-line basis was less than 10% of consolidated annualized rental income for all portfolio properties for the period specified.
The Company did not own properties in any other countries and states that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $735.4 million and $659.3 million outstanding under the Credit Facility as of September 30, 2015 and December 31, 2014, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of September 30, 2015, the Credit Facility reflected variable-rate borrowings with a carrying value of $735.4 million and a fair value of $747.2 million, and a weighted average effective interest rate of 2.1% after considering interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of September 30, 2015 and December 31, 2014 was $4.6 million and $20.7 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR Rate loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in July 2016. The Credit Facility agreement also contains two one-year extension options, subject to certain conditions. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
Foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the statement of operations (See Note 8 — Derivatives and Hedging Activities).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of September 30, 2015 and December 31, 2014 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2015	December 31, 2014				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$31,934	$—	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	32,579	—	2.4%	(2)	Fixed	Oct. 2020

Germany:	Rheinmetall	1	11,919	12,884	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,060	5,470	2.4%		Fixed	Jan. 2019
	RWE AG	3	70,275	75,969	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,914	6,394	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	29,797	32,211	1.7%	(2)	Fixed	Dec. 2019

United Kingdom:	McDonald's	1	1,153	1,180	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,952	3,024	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	6,066	6,213	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	9,100	9,319	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,502	2,563	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,962	8,155	4.5%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,882	2,951	4.4%	(2)	Fixed	Nov. 2018
	Provident Financial	1	19,337	19,804	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	29,195	29,901	4.3%	(2)	Fixed	Feb. 2019
	Aviva	1	23,811	24,387	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	11,465	—	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	7,166	—	3.5%	(2)	Fixed	May 2020
	Capgemini	1	8,341	—	3.2%	(2)	Fixed	Jun. 2020
	Fujitisu	3	37,581	—	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,741	—	3.6%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,781	—	3.6%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,853	—	3.6%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,801	—	3.6%	(2)	Fixed	Jul. 2020
	HBOS	3	8,174	—	3.6%	(2)	Fixed	Jul. 2020
	DFS Trading	5	15,377	—	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,600	—	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	14,085	—	3.4%	(2)	Fixed	Aug. 2020
United States:	Quest Diagnostics	1	52,800	—	2.0%	(3)	Variable	Sep. 2018
	Western Digital	1	18,055	18,269	5.3%		Fixed	Jul. 2021
Puerto Rico:	Encanto Restaurants	18	22,169	22,492	6.3%		Fixed	Jun. 2017
	Total	72	$509,427	$281,186	3.1%
___________________________________________________________

(1)	Movement in principal balances are related to changes in exchange rates.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

During the three months ended September 30, 2015, the Company mortgaged 23 U.K. properties for which the Company received net proceeds of $59.4 million (£39.2 million based upon an exchange rate of $1.52 to £1.00 as of September 30, 2015), one Finnish property for which the Company received net proceeds of $32.6 million (€29.0 million based upon an exchange rate of $1.12 to €1.00 as of September 30, 2015) and one U.S. property for which the Company received net proceeds of $52.8 million.
The total carrying value of unencumbered assets as of September 30, 2015 was $1.4 billion.
The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of September 30, 2015:

(In thousands)	Future Principal Payments
2015 (remainder)	$186
2016	758
2017	23,071
2018	84,601
2019	195,661
2020	188,850
Thereafter	16,300
$509,427
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Investment Securities
On September 3, 2015, the Company redeemed its investment in the AR Capital Global Real Estate Income Fund, a real estate income fund traded in an active market with an aggregate fair value of $0.5 million as of the redemption date. The real estate income fund is managed by an affiliate of the Sponsor (see Note 11 — Related Party Transactions). The redemption resulted in a recognized loss of approximately $0.1 million for the three and nine months ended September 30, 2015.
As of December 31, 2014, the investment had an aggregate fair value of $0.5 million and an unrealized loss of $24,000. Unrealized losses were considered temporary and therefore no impairment was recorded for the year ended December 31, 2014.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
Foreign currency swaps, net (GBP & EUR)	$—	$3,192	$—	$3,192
Foreign currency forwards, net (GBP & EUR)	$—	$2,254	$—	$2,254
Interest rate swaps, net (GBP & EUR)	$—	$(7,251)	$—	$(7,251)
Listing Note (see Note 7)	$—	$—	$(3,380)	$(3,380)
December 31, 2014
Foreign currency swaps, net (GBP & EUR)	$—	$11,289	$—	$11,289
Foreign currency forwards, net (GBP & EUR)	$—	$1,884	$—	$1,884
Interest rate swaps, net (GBP & EUR)	$—	$(5,650)	$—	$(5,650)
Investment securities	$490	$—	$—	$490
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2015:

(In thousands)	Listing Note
Beginning balance as of December 31, 2014	$—
Fair value at issuance	8,670
Fair value adjustment	(5,290)
Ending balance as of September 30, 2015	$3,380

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table provides quantitative information about the significant Level 3 input used (in thousands):

Financial Instrument	Fair Value at September 30, 2015	Principal Valuation Technique	Unobservable Inputs	Input Value
Listing Note	$3,380	Monte Carlo Simulation	Expected volatility	23.0%
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
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from affiliates, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$510,225	$508,153	$282,351	$280,967
Credit Facility (3)	3	$735,357	$747,223	$659,268	$669,824
__________________________________________________________

(1)	Carrying value includes $509.4 million mortgage notes payable and $0.8 million mortgage premiums, net as of September 30, 2015.

(2)	Carrying value includes $281.2 million mortgage notes payable and $1.2 million mortgage premiums, net as of December 31, 2014.

(3)
As more fully described in Note 8, certain of the Credit Facility advances are denominated in Euro and British Pounds. All of the foreign currency advances as of September 30, 2015 were designated as net investment hedges and measured at fair value through other comprehensive income as part of the cumulative translation adjustment. As of December 31, 2014, the foreign currency advances were not designated as net investment hedges and thus any foreign currency transaction gains (losses) were reflected in earnings.

The fair value of the mortgage notes payable and Credit Facility is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Listing Note
In connection with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to issue a note (the "Listing Note") to the Special Limited Partner, to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the "Listing Amount") equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the "market value" (as defined in the Listing Note) of all of the Company’s outstanding shares of Common Stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total amount raised in the Company’s IPO and its DRIP prior to the Listing ("Gross Proceeds") plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Until the amount of the Listing Note can be determined, the Listing Note is considered a liability which is marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Listing Note fair value at issuance and as of September 30, 2015 was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. As of September 30, 2015, the Listing Note had a fair value of $3.4 million. The final value of the Listing Note could differ materially from the initial or current fair value at September 30, 2015 (see Note 6 — Fair Value of Financial Instruments).
Note 8 — Derivatives and Hedging Activities
Risk Management Objective
The Company uses derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar ("USD").
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$4	$18
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(5,231)	(4,353)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(2,024)	(1,315)
Cross currency swaps (GBP)	Derivatives assets, at fair value	—	4,517
Cross currency swaps (EUR)	Derivatives assets, at fair value	—	7,219
Cross currency swaps (GBP)	Derivatives liabilities, at fair value	—	(447)
Total		$(7,251)	$5,639
Derivatives not designated as hedging instruments:
Forwards (EUR-USD)	Derivatives assets, at fair value	$1,182	$736
Forwards (GBP-USD)	Derivatives assets, at fair value	1,072	1,148
Cross currency swaps (GBP)	Derivatives assets, at fair value	348	—
Cross currency swaps (EUR)	Derivatives assets, at fair value	2,845	—
Cross currency swaps (GBP)	Derivatives liabilities, at fair value	(1)	—
Total		$5,446	$1,884

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015 and December 31, 2014.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2015	$5,451	$(7,256)	$—	$(1,805)	$—	$—	$(1,805)
December 31, 2014	$13,638	$(6,115)	$—	$7,523	$—	$—	$7,523
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company draws foreign currency advances under its Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (See Note 4 — Revolving Credit Facility). As further discussed below, in conjunction with the restructuring of the cross currency swaps on February 4, 2015, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility. The Company separately designated each foreign currency draw as a net investment hedge under ASC 815. Effective May 17, 2015, the Company modified the hedging relationship and designated all current and future foreign currency draws as net investment hedges.
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
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	27	$486,421	20	$371,225
Interest rate swaps (EUR)	15	326,301	10	282,999
Total	42	$812,722	30	$654,224
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company recorded losses of $23,000 and $89,000 of ineffectiveness in earnings, respectively. During the three and nine months ended September 30, 2014 there were no losses due to ineffectiveness.
During the three months ended September 30, 2015, the Company terminated one of its interest rate swaps and accelerated the reclassification of amounts in other comprehensive income (loss) to net income (loss) as the probability of the hedged transaction occurring had been eliminated. The accelerated amounts were a loss of $38,000.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $4.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income from derivatives (effective portion)	$(5,045)	$5,735	$8,119	$(84)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,170)	$(595)	$(567)	$(1,197)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(23)	$—	$(89)	$—
Foreign Currency Swaps Designated as Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial US dollar equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830.
As of September 30, 2015, the Company's cross currency swaps were not designated as net investment hedges. The Company had the following outstanding cross currency swaps that were used to hedge its net investments in foreign operations at December 31, 2014:

	December 31, 2014
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Cross currency swaps (GBP - USD) (1)	5	$107,623
Cross currency swaps (EUR - USD) (1)	10	134,285
Total	15	$241,908
____________________________________
(1) Payments and obligations pursuant to these foreign currency swap agreements were guaranteed by the Company, ARC Global Holdco, LLC and the OP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency draws under the Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.
As of September 30, 2015, total foreign currency advances under the Credit Facility were approximately $567.4 million, which reflects advances of £160.2 million ($243.0 million based upon an exchange rate of £1.00 to $1.52, as of September 30, 2015) and advances of €288.4 million ($324.3 million based upon an exchange rate of €1.00 to $1.12, as of September 30, 2015). The Company recorded gains of $1.5 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, due to the ineffectiveness resulting from the over-hedged position of the foreign currency advances over the related net investments.
Prior to May 16, 2015, foreign currency advances which comprised of $92.1 million of GBP draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of EUR draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $2.9 million for the nine months ended September 30, 2015. As all foreign draws are now designated as net investment hedges there were no additional remeasurement gains (losses) for the three months ended September 30, 2015.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the third quarter 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $1.1 million during the three and nine months ended September 30, 2015 (see Note 2 — Summary of Significant Accounting Policies). The Company recorded total gains of $2.3 million and $2.8 million on the non-designated hedges for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014 the Company recorded gains on the non-designated hedges of $0.8 million and $0.6 million, respectively.
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Forwards (GBP - USD)	50	$8,387	80	$13,664
Forwards (EUR - USD)	19	7,779	31	12,699
Cross currency swaps (GBP - USD)	9	84,868	—	—
Cross currency swaps (EUR - USD)	5	102,932	—	—
Total	83	$203,966	111	$26,363

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.3 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. On the same day, the Company commenced the Tender Offer which expired on June 29, 2015. On July 6, 2015, the Company accepted and repurchased approximately 11.9 million shares of its Common Stock under the terms of the Tender Offer at a price of $10.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses related to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using cash on hand and funds available under its Credit Facility.
As of September 30, 2015 and December 31, 2014, the Company had 168,936,633 and 177,933,175 shares of Common Stock outstanding, respectively, including shares issued under the dividend reinvestment plan (the "DRIP"), but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
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
The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the nine months ended September 30, 2015:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Redemptions	135,123	9.78
Shares repurchased under Tender Offer	11,904,762	10.50
Cumulative repurchases as of September 30, 2015	12,139,854	$10.49

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 10 — Commitments and Contingencies
Operating Ground Leases
Certain properties acquired are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to April 2105. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

(In thousands)	Future Ground Lease Payments
2015 (remainder)	$336
2016	1,354
2017	1,382
2018	1,408
2019	1,436
2020	1,464
Thereafter	67,621
Total	$75,001
The Company incurred rent expense on ground leases of $26,000 and $0.1 million during the three and nine months ended September 30, 2015, respectively. There was no ground rent expense during the three and nine months ended September 30, 2014.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of September 30, 2015 and December 31, 2014, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of September 30, 2015 and December 31, 2014, the Company had $0.1 million and $0.5 million of receivable from affiliated entities and $0.9 million and $0.4 million of payable to their affiliates, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. The Special Limited Partner, a limited partner, held 22 OP Units as of September 30, 2015, which represented a nominal percentage of the aggregate OP ownership.
On June 2, 2015, the Advisor exchanged 1,726,323 previously-issued Class B units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. As of September 30, 2015, the Advisor held a total of 1,461,753 OP Units, the Service Provider held a total of 347,903 OP Units, and the Special Limited Partner held 22 OP Units. The Company paid $0.3 million of OP Unit distributions during the three and nine months ended September 30, 2015.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On September 30, 2015, the Company fully redeemed its investment of $0.5 million in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Fair Value of Financial Instruments).
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
The following table details total selling commissions and dealer manager fees incurred from and payable to the Legacy Dealer Manager related to the sale of Common Stock as of and for the periods presented:

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Total commissions and fees to Legacy Dealer Manager	$—	$1,821	$(8)	$148,377	$—	$13
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

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2015	2014	2015	2014	2015	2014
Fees and expense reimbursements to the Advisor and Legacy Dealer Manager	$—	$5,889	$—	$17,635	$—	$61
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of Common Stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering were the Advisor's responsibility. The Advisor reimbursed the Company $0.5 million of offering costs. Offering and related costs, excluding commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO.
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 11.5% of gross Common Stock proceeds during the offering period. As of September 30, 2015, cumulative offering costs were $188.1 million. Cumulative offering costs of the IPO net of unpaid amounts did not exceed 11.5%.
Fees Paid in Connection With the Operations of the Company
Until June 2, 2015, the Advisor was paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Solely with respect to investment activities in Europe, the Service Provider was paid 50% of the acquisition fees and the Advisor was paid the remaining 50%, as set forth in the service provider agreement. The Advisor was also reimbursed for insourced expenses incurred in the process of acquiring properties, which were limited to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company paid third party acquisition expenses.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties. Until June 2, 2015, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to the Company's investment activities in Europe, the Service Provider was paid 50% of the financing coordination fees and the Advisor received the remaining 50%.
Until the Listing, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate, the board of directors had approved the issuance of 1,726,323 Class B units to the Advisor and the Service Provider in connection with this arrangement. The Advisor and the Service Provider received distributions on unvested Class B units equal to the dividend rate received on the Company's Common Stock. Such distributions on issued Class B units in the amount of $0.3 million were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015. Subsequent to the Listing, the Company recorded OP Unit distributions which are included in consolidated statement of changes in stockholders' equity. The Company has recorded distributions on issued Class B units in the amounts of $0.2 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. From April 1, 2015 to the Listing Date, the Advisor was paid for its asset management services in cash.
The performance condition related to these Class B units was satisfied upon completion of the Listing, and the Class B units vested at a cost of $14.5 million on June 2, 2015. Concurrently, the Class B units were converted to OP Units on a one-to-one basis. The vested value was calculated based, in part, on the closing price of Company's Common Stock on June 2, 2015 less an estimated discount for the one year lock-out period of transferability or liquidity of the OP Units.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Legacy Dealer Manager is paid a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or dividends and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Legacy Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Legacy Dealer Manager on such terms as may be agreed upon between the two parties.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2015		2014		2015		2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2015		December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$14	$—	$13,734	$—	$722	$—	$22,889	$—	$1		$2
Financing coordination fees (2)	325	—	637	—	823	—	3,484	—	(19)		—
Ongoing fees:
Asset management fees (3)	4,500	—	—	—	9,001	—	—	—	217	(5)	—
Property management and leasing fees (4)	986	697	167	152	2,999	1,921	354	355	16	(6)	52
Strategic advisory fees	—	—	346	—	—	—	561	—	—		—
Class B OP Unit Distributions	(94)	—	50	—	339	—	77	—	216	(6)	—
Vesting of Class B units (3)	—	—	—	—	14,480	—	—	—	—		—
Total related party operational fees and reimbursements	$5,731	$697	$14,934	$152	$28,364	$1,921	$27,365	$355	$431		$54
___________________________________________________________________________

(1)	These affiliated fees are recorded within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income (loss).

(2)	These affiliated costs are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
From January 1, 2013 to April 1, 2015, the Company caused the OP to issue to the Advisor (subject to periodic approval by the board of directors) restricted performance based Class B units for asset management services, which would vest if certain conditions occur. At the Listing Date, all Class B units held by the Advisor converted to OP Units. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From the Listing Date, the Advisor received asset management fees in cash in accordance with the Amended and Restated Advisory Agreement. No Incentive Compensation was incurred for the three and nine months ended September 30, 2015.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets.

(5)
Balance included within due to affiliates on the consolidated balance sheet as of September 30, 2015. In addition, due to affiliates includes $0.7 million of costs accrued for transfer asset and personnel services received from the Company's affiliated parties including ANST, Advisor and RCS which are recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and are not reflected in the table above.

(6)	Balance included within accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2015.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2015 and 2014.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2015, the Advisor absorbed some of the property management and professional fees. During the three and nine months ended September 30, 2014, there were no property operating and general administrative expenses absorbed by our Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

During the three and nine months ended September 30, 2015, the Company has incurred approximately $0.1 million and $0.7 million, respectively, of recurring transfer agent services fees to American National Stock Transfer, LLC ("ANST"), an affiliate of Realty Capital Securities, LLC, which were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
On December 31, 2014, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Legacy Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Company also retained Barclays Capital Inc. as a strategic advisor. Both RCS Capital and Barclays Capital Inc., were each entitled to receive a transaction fee equal to 0.23% of the transaction value in connection with a possible sale transaction, listing or acquisition, if any. In connection with Listing, the Company incurred approximately $18.5 million of listing related fees during the nine months ended September 30, 2015 of which $6.0 million was paid to RCS Capital and $6.1 million to Barclays Capital Inc., including out of pocket expense in connection with these agreements. The Company did not incur any additional listing fees during the three months ended September 30, 2015. In addition, the Company incurred and paid to RCS Capital $2.5 million for personnel and support services in connection with the Listing. The Company also incurred $0.6 million of transfer agent fees to ANST in relation to the Listing. In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement. All costs noted above were included in listing fees in the consolidated statements of operations and comprehensive income (loss) under listing fees for the three and nine months ended September 30, 2015.
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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2015 and December 31, 2014, no stock options were issued under the Plan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. In connection with the Listing, the Company's board of directors also approved a one-time retention grant of 40,000 RSUs to each of the directors valued at $8.52 per unit, which vest over a five-year period. On July 13, 2015, the Company granted an annual retainer to each of its independent directors comprising of 50% (or $0.1 million) in cash and 50% (or 7,352) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, the Company granted $0.1 million in non executive chair compensation in cash and 50% (or 5,882) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015.
Prior to April 8, 2015, the total number of shares of Common Stock granted under the RSP could not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The Amended RSP increased the number of shares the Company's Common Stock, par value $0.01 per share, available for awards thereunder to 10% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time. The Amended RSP also eliminated the limit of 7.5 million shares of Common Stock permitted to be issued as RSUs.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the nine months ended September 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	14,400	$9.00
Granted prior to Listing Date (1)	3,000	9.00
One-time Listing Grant	160,000	8.52
Granted (2)	27,938	8.84
Vested (3)	(17,400)	9.00
Unvested, September 30, 2015	187,938	$8.87
____________________________________

(1)	Based on the original RSP in place prior to April 8, 2015.

(2)
Based on the Amended RSP which provides an annual retainer to: (i) all independent directors; (ii) independent directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee; and (iii) the non-executive chair.

(3)	RSUs granted prior to April 8, 2015 vested immediately prior to the Listing.
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $92,000 and $88,000 during the nine months ended September 30, 2015 and 2014, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of September 30, 2015, the Company had $1.5 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $0.5 million and $2.3 million for the three and nine months ended September 30, 2015. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions made per OP Unit. The Company has accrued $0.2 million in distributions related to LTIP Units during the three and nine months ended September 30, 2015, which is included in non-controlling interest in the consolidated balance sheets. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of September 30, 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
OPP at September 30, 2015	$—	$—	$(27,200)	$(27,200)
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2015:

(In thousands)	OPP
Beginning Balance as of December 31, 2014	$—
Fair value at issuance	27,500
Fair value adjustment	(300)
Ending Balance as of September 30, 2015	$27,200
The following table provides quantitative information about significant Level 3 inputs used:

Financial Instrument	Fair Value at September 30, 2015	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$27,200	Monte Carlo Simulation	Expected volatility	22.0%
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
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2015. There were 1,056 shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2014 which resulted in additional share based compensation of $10,000.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net income (loss) attributable to stockholders	$5,432	$(24,558)	$(14,377)	$(48,386)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(249)	—	(249)	—
Adjusted net income (loss) attributable to stockholders	$5,183	$(24,558)	$(14,626)	$(48,386)

Basic and diluted net income (loss) per share attributable to stockholders	$0.03	$(0.14)	$(0.08)	$(0.44)
Basic and diluted weighted average shares outstanding	168,948,345	175,401,867	176,124,355	108,779,593
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our nonvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the non-forfeitable distributions to the nonvested RSUs and LTIPs from the numerator.
Diluted net income (loss) per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units (excluding converted Class B units) and LTIP Units to be common share equivalents. For the three and nine months ended September 30, 2015 and 2014, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested restricted stock	187,938	7,200	187,938	14,400
OP Units (1)	1,809,678	22	1,809,678	22
Class B units	—	170,297	—	340,456
OPP (LTIP Units)	9,041,801	—	9,041,801	—
Total anti-dilutive common share equivalents	11,039,417	177,519	11,039,417	354,878
____________________________________
(1) OP Units included 1,726,323 of converted Class B units on Listing, 83,333 OP Units issued to the Advisor, and 22 OP Units issued to the Special Limited Partner.

Conditionally issuable shares relating to the OPP award (See Note 13 — Share Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three and nine months ended September 30, 2015 because no units or shares would have been issued based on the stock price at September 30, 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures.
On November 9, 2015, AR Capital, LLC (“ARC”) advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of AR Capital, including the Advisor and the Property Manager.  The termination has no effect on the Company’s current management team.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, to Global Net Lease Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by Global Net Lease Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States of America or international lending, capital and financing markets.

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013.
On April 20, 2012, we commenced our initial public offering ("IPO" or "offering") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. We completed our IPO on June 30, 2014. On June 2, 2015, in anticipation of the listing of our shares of Common Stock on the New York Stock Exchange (the "NYSE"), we announced the suspension of the DRIP. On May 7, 2015, we filed a post-effective amendment to our registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement.
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
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We may also originate or acquire first mortgage loans secured by real estate. Our primary geographic target is the United States, although up to 40% of our portfolio may consist of properties located in Europe with a potential additional 10% allocation of properties located elsewhere internationally. We purchased our first property and commenced active operations in October 2012. As of September 30, 2015, we owned 329 properties consisting of 18.7 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.5 years. Based on original purchase price, 60.4% of our properties are located in the U.S. and 39.6% in Europe.
Substantially all of the Company's business is conducted through the OP. As of September 30, 2015, the Advisor held 1,461,753 units of limited partnership interests in the OP ("OP Units"), Moor Park Capital Partners LLP (the "Service Provider") held 347,903 OP Units and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") held 22 OP Units. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, at the Company's option, or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. Our Advisor has been retained to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). Realty Capital Securities, LLC (the "Legacy Dealer Manager") served as the dealer manager of the IPO. The Advisor, Property Manager, Special Limited Partner and Legacy Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and have received compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. The Advisor has entered into a service provider agreement with an affiliate of the Service Provider. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's foreign investments in Europe. Such fees are deducted from fees paid to the Advisor.
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

As of September 30, 2015 and December 31, 2014, the Company included cumulative straight line rents receivable in prepaid expenses and other assets in the balance sheet of $20.1 million and $8.7 million, respectively. For the three and nine months ended September 30, 2015, the Company’s rental revenue included impacts of unbilled rental revenue of $3.8 million and $11.4 million respectively, to adjust contractual rent to straight line rent.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive income (loss).
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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements (Pending Adoption) to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	8.5
Wickes Building Supplies I	May 2013	UK	1	29,679	9.0
Everything Everywhere	Jun. 2013	UK	1	64,832	11.8
Thames Water	Jul. 2013	UK	1	78,650	6.9
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	11.2
PPD Global Labs	Aug. 2013	US	1	76,820	9.2
Northern Rock	Sep. 2013	UK	2	86,290	7.9
Kulicke & Soffa	Sep. 2013	US	1	88,000	8.0
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	13.2
Con-way Freight	Nov. 2013	US	7	105,090	8.2
Wolverine	Dec. 2013	US	1	468,635	7.3
Western Digital	Dec. 2013	US	1	286,330	5.2
Encanto	Dec. 2013	PR	18	65,262	9.8
Rheinmetall	Jan. 2014	GER	1	320,102	8.3
GE Aviation	Jan. 2014	US	1	369,000	10.3
Provident Financial	Feb. 2014	UK	1	117,003	20.1
Crown Crest	Feb. 2014	UK	1	805,530	23.4
Trane	Feb. 2014	US	1	25,000	8.2
Aviva	Mar. 2014	UK	1	131,614	13.7
DFS Trading	Mar. 2014	UK	5	240,230	14.5
GSA I	Mar. 2014	US	1	135,373	6.9
National Oilwell Varco	Mar. 2014	US	1	24,450	7.8
Talk Talk	Apr. 2014	UK	1	48,415	9.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
OBI DIY	Apr. 2014	GER	1	143,633	8.1
GSA II	Apr. 2014	US	2	24,957	7.5
DFS Trading	Apr. 2014	UK	2	39,331	14.5
GSA III	Apr. 2014	US	2	28,364	9.8
GSA IV	May 2014	US	1	33,000	9.8
Indiana Department of Revenue	May 2014	US	1	98,542	7.3
National Oilwell Varco II (2)	May 2014	US	1	23,475	14.2
Nissan	May 2014	US	1	462,155	13.0
GSA V	Jun. 2014	US	1	26,533	7.5
Lippert Components	Jun. 2014	US	1	539,137	10.9
Select Energy Services I	Jun. 2014	US	3	135,877	11.2
Bell Supply Co I	Jun. 2014	US	6	79,829	13.3
Axon Energy Products	Jun. 2014	US	3	213,634	11.3
Lhoist	Jun. 2014	US	1	22,500	7.3
GE Oil & Gas	Jun. 2014	US	2	69,846	8.0
Select Energy Services II	Jun. 2014	US	4	143,417	11.1
Bell Supply Co II	Jun. 2014	US	2	19,136	13.2
Superior Energy Services	Jun. 2014	US	2	42,470	8.7
Amcor Packaging	Jun. 2014	UK	7	294,580	9.2
GSA VI	Jun. 2014	US	1	6,921	8.5
Nimble Storage	Jun. 2014	US	1	164,608	6.1
FedEx -3-Pack	Jul. 2014	US	3	338,862	6.9
Sandoz, Inc.	Jul. 2014	US	1	154,101	10.8
Wyndham	Jul. 2014	US	1	31,881	9.6
Valassis	Jul. 2014	US	1	100,597	7.6
GSA VII	Jul. 2014	US	1	25,603	9.1
AT&T Services	Jul. 2014	US	1	401,516	10.8
PNC - 2-Pack	Jul. 2014	US	2	210,256	13.8
Fujitisu	Jul. 2014	UK	3	162,888	11.2
Continental Tire	Jul. 2014	US	1	90,994	6.8
Achmea	Jul. 2014	NETH	2	190,252	8.3
BP Oil	Aug. 2014	UK	1	2,650	10.1
Malthurst	Aug. 2014	UK	2	3,784	10.1
HBOS	Aug. 2014	UK	3	36,071	9.8
Thermo Fisher	Aug. 2014	US	1	114,700	8.9
Black & Decker	Aug. 2014	US	1	71,259	6.3
Capgemini	Aug. 2014	UK	1	90,475	7.5
Merck & Co.	Aug. 2014	US	1	146,366	9.9
Family Dollar - 65-Pack	Aug. 2014	US	65	541,472	13.9
GSA VIII	Aug. 2014	US	1	23,969	8.9
Garden Ridge	Sep. 2014	US	4	564,910	14.0
Waste Management	Sep. 2014	US	1	84,119	7.3
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	8.6
HP Enterprise Services	Sep. 2014	UK	1	99,444	10.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	7.0
FedEx Freight	Sep. 2014	US	1	11,501	8.5
Hotel Winston	Sep. 2014	NETH	1	24,283	14.0
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	12.5
FedEx III	Sep. 2014	US	2	221,260	8.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	8.9

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Remaining Lease Term (1)
Kuka	Sep. 2014	US	1	200,000	8.8
CHE Trinity	Sep. 2014	US	2	373,593	7.2
FedEx IV	Sep. 2014	US	2	255,037	7.4
GE Aviation	Sep. 2014	US	1	102,000	7.3
DNV GL	Oct. 2014	US	1	82,000	9.4
Bradford & Bingley	Oct. 2014	UK	1	120,618	14.0
Rexam	Oct. 2014	GER	1	175,615	9.4
FedEx V	Oct. 2014	US	1	76,035	8.8
CJ Energy	Oct. 2014	US	1	96,803	10.5
Family Dollar II	Oct. 2014	US	34	282,730	14.0
Panasonic	Oct. 2014	US	1	48,497	12.8
Onguard	Oct. 2014	US	1	120,000	8.3
Metro Tonic	Oct. 2014	GER	1	636,066	10.0
Axon Energy Products	Oct. 2014	US	1	26,400	9.1
Tokmanni	Nov. 2014	FIN	1	800,834	17.9
Fife Council	Nov. 2014	UK	1	37,331	8.4
Family Dollar III	Nov. 2014	US	2	16,442	13.9
GSA IX	Nov. 2014	US	1	28,300	6.6
KPN BV	Nov. 2014	NETH	1	133,053	11.3
RWE AG	Nov. 2014	GER	3	594,415	9.2
Follett School	Dec. 2014	US	1	486,868	9.3
Quest Diagnostics	Dec. 2014	US	1	223,894	8.9
Family Dollar IV	Dec. 2014	US	1	8,030	13.9
Diebold	Dec. 2014	US	1	158,330	6.3
Dollar General	Dec. 2014	US	1	12,406	12.4
Weatherford Intl	Dec. 2014	US	1	19,855	10.1
AM Castle	Dec. 2014	US	1	127,600	9.1
FedEx VI	Dec. 2014	US	1	27,771	8.9
Constellium Auto	Dec. 2014	US	1	320,680	14.2
C&J Energy II	Mar. 2015	US	1	125,000	10.5
Fedex VII	Mar. 2015	US	1	12,018	9.0
Fedex VIII	Apr. 2015	US	1	25,852	9.0
Fresenius	May 2015	US	1	10,155	14.4
Fresenius	Jul. 2015	US	1	6,192	14.8
Crown Group	Aug. 2015	US	3	295,974	19.8
Crown Group	Aug. 2015	US	3	642,595	19.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	14.3
JIT Steel Services	Sep. 2015	US	2	126,983	14.3
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	10.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	14.0
FedEx Ground	Sep. 2015	US	1	91,029	9.8
Office Depot	Sep. 2015	NETH	1	206,331	13.4
Finnair	Sep. 2015	FIN	4	656,275	8.9
Total			329	18,739,733	11.5
_____________________________________

(1)	Remaining lease term in years as of September 30, 2015.

(2)	The Company has expanded the property in September 2015 by purchasing additional 15,975 square feet with 14.8 years of remaining lease term as of September 30, 2015.

Results of Operations
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Rental Income
Rental income was $47.8 million and $25.4 million for the three months ended September 30, 2015 and 2014, respectively. The significant increase in rental income was driven primarily by our acquisition of 83 properties since September 30, 2014, for an aggregate purchase price of $0.9 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $2.4 million for the three months ended September 30, 2015 compared to $0.5 million in the corresponding period in 2014. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2014 is largely driven by acquisitions made in latter part of 2014 and during 2015.
Property Operating Expenses
Property operating expenses were $3.4 million for the three months ended September 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expenses were $1.4 million for the three months ended September 30, 2014. The increase is primarily driven by our acquisition of 83 properties since September 30, 2014, most of which are triple net leases. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants.
Operating Fees to Affiliates
Operating fees to affiliates were $4.9 million for the three months ended September 30, 2015. Operating fees to affiliates represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we issued to the Advisor restricted performance based subordinated participation interests in the OP in the form of Class B units for asset management services, which converted to OP Units as of the Listing. For the three months ended September 30, 2014, the Board approved the issuance of 170,297 Class B Units to the Advisor assuming a price of $9.00 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2015 and 2014, property management fees were $1.0 million and $0.2 million, respectively. The Property Manager elected to waive $0.7 million and $0.2 million of the property management fees for the three months ended September 30, 2015 and 2014, respectively. There was no Incentive Compensation incurred for the three months ended September 30, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for the three months ended September 30, 2015 of $4.7 million primarily related to the purchase of 18 properties with an aggregate purchase price of $207.8 million. Acquisition and transaction related expenses for the three months ended September 30, 2014 of $29.1 million were incurred related to the 150 properties acquired during that period with an aggregate purchase price of $0.9 billion.
Listing Fees
During the three months ended September 30, 2015, the Company did not incur any listing related fees in association with the Listing.
Vesting of Class B units
There was no additional expense realized during the three months ended September 30, 2015 relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The change of $1.1 million for the three months ended September 30, 2015, represents the valuation change of the Listing Note. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at September 30, 2015. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).

General and Administrative Expense
General and administrative expense of $2.0 million for the three months ended September 30, 2015, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended September 30, 2014 was approximately $0.7 million.
Equity Based Compensation
During the three months ended September 30, 2015, the Company recognized approximately $1.9 million primarily related to the amortization of the OPP.
Depreciation and Amortization
Depreciation and amortization expense was $22.9 million and $15.1 million for the three months ended September 30, 2015 and 2014, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates.
Income Tax Expense
Income tax expense was $0.7 million for the three months ended September 30, 2015 primarily reflects provisions for taxes due in foreign jurisdictions. Income tax expense for the three months ended September 30, 2014 was approximately $0.1 million.
Interest Expense
Interest expense of $9.0 million and $4.1 million was incurred for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings to finance our property acquisitions and additional draws under credit facility.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the three months ended September 30, 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates. A loss on foreign currency of $0.7 million was realized for the three months ended September 30, 2014.
The gains on derivative instruments for the three months ended September 30, 2015 of $2.3 million reflect a negative marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. A gain on derivative instruments of $0.8 million was realized for the three months ended September 30, 2014.
The gains on hedges and derivatives deemed ineffective for the three months ended September 30, 2015 were $1.5 million relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments at September 30, 2015. There were no corresponding gains or (losses) for the three months ended September 30, 2014.
We had no unrealized gains/losses on non-functional foreign currency advances that were not designated as net investment hedges for the three months ended September 30, 2015. There were no corresponding gains or (losses) for the three months ended September 30, 2014. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
Rental Income
Rental income was $142.5 million and $45.9 million for the nine months ended September 30, 2015 and 2014, respectively. The significant increase in rental income was driven primarily by our acquisition of 83 properties since September 30, 2014, for an aggregate purchase price of $0.9 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $6.8 million for the nine months ended September 30, 2015 compared to $1.1 million in the corresponding period in 2014. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2014 is largely driven by acquisitions made in 2014 and 2015.

Property Operating Expenses
Property operating expenses were $10.8 million for the nine months ended September 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. Property operating expenses were $2.4 million for the nine months ended September 30, 2014. The increase is primarily driven by our acquisition of 83 properties since September 30, 2014, most of which are triple net leases. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants.
Operating Fees to Affiliates
Operating fees to affiliates were $10.2 million for the nine months ended September 30, 2015. Operating fees to affiliates represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we issued the Advisor restricted performance based subordinated participation interests in the OP in the form of Class B units for asset management services, which converted to OP Units as of the Listing. For the nine months ended September 30, 2014, the Board approved the issuance of 317,064 Class B Units to the Advisor assuming a price of $9.00 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2015 and 2014, property management fees were $3.0 million and $0.4 million, respectively. The Property Manager elected to waive $1.9 million and $0.4 million of the property management fees for the nine months ended September 30, 2015 and 2014, respectively. There was no Incentive Compensation incurred for the nine months ended September 30, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for nine months ended September 30, 2015 of $6.0 million primarily related to the purchase of 22 properties with an aggregate purchase price of $255.0 million. Acquisition and transaction related expenses for the nine months ended September 30, 2014 of $53.9 million were incurred related to the 209 properties acquired during that period with an aggregate purchase price of $1.5 billion.
Listing Fees
During the nine months ended September 30, 2015, the Company paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B units
Vesting of Class B units expense was $14.5 million for the nine months ended September 30, 2015, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The change of $3.4 million for the nine months ended September 30, 2015 represents the valuation change of the Listing Note through September 30, 2015. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at September 30, 2015. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expense
General and administrative expense was $5.6 million for the nine months ended September 30, 2015, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the nine months ended September 30, 2014 was approximately $2.1 million.
Equity Based Compensation
During the nine months ended September 30, 2015, the Company recognized approximately $2.3 million primarily related to the amortization of the OPP and $0.1 million related to amortization of directors shares.
Depreciation and Amortization
Depreciation and amortization expense was $66.2 million and $27.1 million for the nine months ended September 30, 2015 and 2014, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates.

Income Tax Expense
The income tax expense was $3.6 million for the nine months ended September 30, 2015 primarily reflects provisions for taxes due in foreign jurisdictions. Income tax expense for the nine months ended September 30, 2014 was approximately $1.0 million.
Interest Expense
Interest expense of $24.8 million and $8.4 million was incurred for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and additional draws under credit facility.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the nine months ended September 30, 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates. A loss on foreign currency of $0.8 million was realized for the nine months ended September 30, 2014.
The gains on derivative instruments for the nine months ended September 30, 2015 of $2.8 million reflect the positive marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. A gain on derivative instruments of $0.6 million was realized for the nine months ended September 30, 2014.
The gains on hedges and derivatives deemed ineffective for the nine months ended September 30, 2015 were $2.4 million which relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments September 30, 2015. There were no corresponding gains or (losses) for the nine months ended September 30, 2014.
The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the nine months ended September 30, 2015 were $2.9 million. There were no corresponding gains or (losses) for the nine months ended September 30, 2014. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Cash Flows for Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash provided by operating activities was $66.4 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, vesting of asset management fees in the form of Class B units, and the amount of interest payments on outstanding borrowings. Cash flows provided in operating activities during the nine months ended September 30, 2015 also included $6.0 million of acquisition and transaction related costs.
Net cash used in investing activities during the nine months ended September 30, 2015 was $222.0 million, primarily related to our acquisition of 22 properties with an aggregate base purchase price of $255.0 million, which were partially funded with borrowings under our credit facility.
Net cash provided in financing activities of $116.9 million during the nine months ended September 30, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.4 million, borrowings under credit facility of $476.2 million, proceeds from mortgage notes payable of $207.9 million and net advances from affiliates of $1.0 million, partially offset by Common Stock repurchases of $127.3 million and repayments on credit facility of $370.6 million. Other payments included dividends to stockholders of $68.1 million.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash used in operating activities was $9.6 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rental payments. Cash flows used in operating activities during the nine months ended September 30, 2014 included $53.9 million of acquisition and transaction related costs.
Net cash used in investing activities during the nine months ended September 30, 2014 of $1.1 billion, primarily related to our acquisition of 209 properties with an aggregate base purchase price of $1.5 billion, and partially funded with $328.9 million borrowings under the credit facility of which $309.1 million is non-cash activity.
Net cash provided by financing activities of $1.4 billion during the nine months ended September 30, 2014 related to proceeds, net of receivables, from the issuance of Common Stock of $1.6 billion and borrowings under credit facility of $19.8 million, partially offset by offering cost payments of $167.6 million and repayments on credit facility of $19.6 million. Other payments included deferred financing costs of $10.1 million, dividends to stockholders of $21.6 million and net advances from affiliates of $0.5 million.

Liquidity and Capital Resources
As of September 30, 2015, we had cash of $32.1 million. Principal future demands on cash will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that as our portfolio matures rental income from our properties should cover operating expenses and the payment of our monthly dividend.
Generally, we fund our acquisitions through a combination of cash with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed funds from operations.
As of September 30, 2015, we have a revolving credit facility that currently permits us to borrow up to $740.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year extension options, subject to certain conditions. See Note 4 — Revolving Credit Facility to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of September 30, 2015, total outstanding advances under the credit facility were $735.4 million. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2015 was $4.6 million.
Our current intention is to limit aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2015, we had secured mortgage notes payable of $509.4 million and outstanding advances under our credit facility of $735.4 million. Our debt leverage ratio was 47.3% (total debt as a percentage of total purchase price of real estate investments) as of September 30, 2015.
On April 7, 2015, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the nine months ended September 30, 2015:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Redemptions	135,123	9.78
Shares repurchased under Tender Offer	11,904,762	10.50
Cumulative repurchases as of September 30, 2015	12,139,854	$10.49
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
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the ability to fund dividends or distributions in the future, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

The table below reflects the items deducted or added to net income (loss) attributable to stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. The Company previously disclosed FFO and modified funds from operations as Non-GAAP measures. Prior periods have been recast based on the Non-GAAP Financial Measurements presented. Management believes these Non-GAAP measures are more meaningful to the users of our financial statements given our Listing.

	Three Months Ended			Nine Months Ended September 30, 2015
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015
Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,855	$(45,664)	$5,432	$(14,377)
Depreciation and amortization	21,114	22,089	22,949	66,152
FFO (as defined by NAREIT) attributable to stockholders	46,969	(23,575)	28,381	51,775
Acquisition and transaction fees	1,085	212	4,680	5,977
Listing fees	—	18,503	—	18,503
Vesting of Class B units upon Listing	—	14,480	—	14,480
Change in fair value of Listing Note	—	4,430	(1,050)	3,380
Core FFO	48,054	14,050	32,011	94,115
Non-cash equity based compensation	8	510	1,917	2,435
Non-cash portion of interest expense	1,944	1,994	2,306	6,244
Class B distributions	124	309	(94)	339
Non recurring general and administrative expenses (1)	—	—	188	188
Straight-line rent	(4,439)	(3,437)	(3,697)	(11,573)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	109	101	94	304
Realized losses on investment securities	—	—	66	66
(Gains) losses on derivative instruments (2)	—	—	—	—
(Gains) losses on hedges and derivatives deemed ineffective	(1,448)	508	(1,505)	(2,445)
Unrealized (gains) losses on non-functional foreign currency advances not designated as net investment hedges	(8,907)	11,842	—	2,935
Amortization of mortgage premium	(42)	(202)	(123)	(367)
AFFO	35,403	25,675	31,163	92,241
______________________________________________________

(1)	Represents our estimate of non-recurring internal audit service fees.

(2)
During the third quarter 2015, we no longer adjust AFFO for (gains) losses on derivative instruments. As a result of this change, we revised the prior period amounts in our reconciliation of AFFO. AFFO for three months ended June 30, 2015 and March 31, 2015 were previously reported as $29,411 and $31,192, respectively, when including the (gains) losses on derivatives instruments of $3,736 and $(4,211) for each of these respective periods.

Dividends
We pay dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual dividend requirements needed to qualify and maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.
During the nine months ended September 30, 2015, dividends paid to common stockholders were $96.7 million, inclusive of $28.6 million of dividends issued under the DRIP. During the nine months ended September 30, 2015, cash used to pay dividends was generated from cash flows from operations, the net proceeds of our IPO and Common Stock issued under the DRIP.

The following table shows the sources for the payment of dividends to common stockholders for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2015
	March 31, 2015		June 30, 2015		September 30, 2015
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to stockholders (1)	$31,275		$35,087		$30,308		$96,670
Other (2)	—		—		321		321
Total dividends	31,275		35,087		30,629		96,991

Source of dividend coverage:
Cash flows provided by operations	$14,268	45.6%	$23,516	67.0%	$30,629	100.0%	$68,413	70.5%
Proceeds from issuance of Common Stock	—	—%	—	—%	—	—%	—	—%
Common Stock issued under the DRIP	17,007	54.4%	11,571	33.0%	—	—%	28,578	29.5%
Total sources of dividend coverage	$31,275	100.0%	$35,087	100.0%	$30,629	100.0%	$96,991	100.0%

Cash flows provided by operations (GAAP basis) (3)	$34,489		$9,948		$56,453		$66,401

Net income (loss) attributable to stockholders (in accordance with GAAP)	$25,855		$(45,664)		$5,432		$(14,377)
______________________________________________________

(1)
Dividends for the periods indicated above include cash dividends paid and DRIP dividends issued, and exclude dividends related to unvested restricted stock. For the three and nine months ended September 30, 2015 total accrued and unpaid distributions for unvested restricted stock were $36,000 and therefore were not included in the table above as they remain unpaid as of September 30, 2015.

(2)
Includes distributions paid of $0.3 million for the OP Units. For the three and nine months ended September 30, 2015 total accrued and unpaid distributions to the participating LTIP Units were $0.2 million and therefore were not included in the table above as they remain unpaid as of September 30, 2015.

(3)	Cash flows used in operations for the nine months ended September 30, 2015 reflects acquisition and transaction related expenses of $6.0 million.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through September 30, 2015:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2015
Dividends paid:
Common stockholders in cash	$105,260
Common stockholders pursuant to DRIP	74,789
Vested restricted stockholders in cash	20
Total dividends paid	$180,069

Reconciliation of net loss:
Revenues	$246,653
Acquisition and transaction-related expenses	(97,448)
Listing fees	(18,503)
Vesting of Class B units	(14,480)
Change in fair value of listing note	(3,380)
Equity based compensation	(2,420)
Depreciation and amortization	(108,672)
Other operating expenses	(40,063)
Income tax benefit (expense)	(2,215)
Other non-operating expense	(34,950)
Non-controlling interest	87
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(75,391)
___________________________________________

(1)
Net loss attributable to stockholders as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
Our loan obligations generally require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. The loan agreements stipulate compliance with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at September 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$509,427	$747	$104,900	$354,804	$48,976
Interest on mortgage notes payable (1)	62,402	15,186	29,170	17,130	916
Principal on credit facility (2)	735,357	735,357	—	—	—
Interest on credit facility (1)	11,233	11,233	—	—	—
Operating ground lease rental payments due	75,001	1,348	2,776	2,886	67,991
Total (3) (4)	$1,393,420	$763,871	$136,846	$374,820	$117,883
_________________________

(1)	Based on interest rates at September 30, 2015.

(2)	The initial maturity date of the Credit Facility is July 25, 2016 with two one-year extension options, subject to certain conditions.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2015, which consisted primarily of the Euro and British Pounds. At September 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with sales and maintenance of Common Stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 11 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 10 — Commitments and Contingencies and Contractual Obligations for details).
Election as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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
As of September 30, 2015, our total consolidated debt included borrowings under our credit facility and secured mortgage financings, with a total carrying value of $1.2 billion and a total estimated fair value of $1.3 billion and a weighted average effective interest rate per annum of 2.5%. At September 30, 2015, a significant portion (approximately 67.8%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $6.0 million. Interest rate volatility associated with our unhedged variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our unhedged variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.5 million and $2.9 million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our cash flows provided by operations were $66.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid dividends of $96.7 million, of which $28.6 million, or 29.5%, was funded from proceeds from the issuance of Common Stock and proceeds from our IPO which were reinvested in Common Stock issued under the DRIP. The remaining $68.1 million, or 70.5%, was funded from cash flows from operations. During the nine months ended September 30, 2015 cash flows from operations included an increase in accounts payable and accrued expenses of $4.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2015, there would have been $4.3 million less in cash flows from operations available to pay dividends. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund dividends.
We may not generate sufficient cash flows from operations to pay dividends. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund dividends, we may use the proceeds from our IPO. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time. We have not established any limit on the amount of proceeds from our IPO that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividends that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to continue to qualify as a REIT for U.S. federal income tax purposes.
Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds from issuance of Common Stock may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our Common Stock or securities that are convertible or exercisable into shares of our Common Stock to third party investors. Payment of dividends from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
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
Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our public reporting requirements on a timely basis, be required to restate our financial statements, and the market price of our securities could be materially adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
On June 2, 2015, the Advisor contributed $0.8 million in exchange for 83,333 OP Units. 1,726,323 OP Units were issued in exchange for Class B Units which were issued in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), after 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP.

Other than as described above, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the nine months ended September 30, 2015.
On April 20, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million of Common Stock, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares of Common Stock issuable pursuant the DRIP under which common stockholders may elect to have their dividends reinvested in additional shares of Common Stock. On June 13, 2014, we announced the reallocation 23.8 million shares which represented all remaining unsold shares available pursuant to the DRIP. On June 17, 2014, we registered an additional 25.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-196829). As of September 30, 2015, we have issued 168.9 million shares of our Common Stock, and received $1.7 billion of offering proceeds from the sale of Common Stock, including shares issued under the DRIP and shares redeemed. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
As of September 30, 2015, cumulative offering costs included $18.2 million paid to the Advisor and Legacy Dealer Manager to reimburse offering costs incurred. As of September 30, 2015, we have incurred $188.1 million of total cumulative offering costs in connection with the issuance and dividend of our registered securities. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 11.5% of gross Common Stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than the 11.5% threshold as of September 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other credit-worthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used debt financing of approximately $1.2 billion and the net proceeds from our IPO to purchase 329 properties with an aggregate base purchase price of $2.6 billion. We have used and may continue to use net proceeds from our IPO to fund a portion of our dividends. See Dividends in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions" for further discussion.
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
The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and as of and for the nine months ended September 30, 2015:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	99,969	$9.91
Redemptions	135,123	9.78
Shares repurchased under Tender Offer	11,904,762	10.50
Cumulative repurchases as of September 30, 2015	12,139,854	$10.49
Recent Sale of Unregistered Securities
On July 13, 2015, we issued $187,938 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 7, 2015, we amended and restated our OPP (the “Amended OPP”) with the OP and our Advisor to amend certain definitions related to performance measurement to equitably adjust for share issuances and share repurchases on a go-forward basis.
The description of the Amended OPP in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Amended OPP.
On August 24, 2015, we amended our Credit Facility and increased our maximum borrowing to $740.0 million.
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
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 10, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.44 *
Eighth Amendment to Credit Agreement, dated as of August 24, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

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