Form 10-Q
period 2016-03-31
Global Net Lease, Inc.
filed 2016-05-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 29, 2016, the registrant had 168,936,633 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$342,517	$341,911
Buildings, fixtures and improvements	1,692,322	1,685,919
Construction in progress	180	180
Acquired intangible lease assets	518,753	518,294
Total real estate investments, at cost	2,553,772	2,546,304
Less accumulated depreciation and amortization	(157,670)	(133,329)
Total real estate investments, net	2,396,102	2,412,975
Cash and cash equivalents	45,787	69,938
Restricted cash	4,310	3,319
Derivatives, at fair value (Note 7)	3,582	5,812
Prepaid expenses and other assets	43,386	38,393
Due from related parties	16	136
Deferred tax assets	2,572	2,552
Goodwill and other intangible assets, net	3,111	2,988
Credit facility deferred financing costs, net	2,464	4,409
Total assets	$2,501,330	$2,540,522

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($6,933 and $7,446 for March 31, 2016 and December 31, 2015, respectively)	$525,503	$524,262
Mortgage premium, net	555	676
Credit facility	703,263	717,286
Below-market lease liabilities, net	27,643	27,978
Derivatives, at fair value (Note 7)	13,918	6,028
Due to related parties	414	399
Accounts payable and accrued expenses	19,623	18,659
Prepaid rent	13,601	15,491
Deferred tax liability	4,159	4,016
Taxes payable	3,713	5,201
Dividends payable	33	407
Total liabilities	1,312,425	1,320,403
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 168,936,633 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	1,692	1,692
Additional paid-in capital	1,480,281	1,480,162
Accumulated other comprehensive loss	(11,881)	(3,649)
Accumulated deficit	(296,344)	(272,812)
Total stockholders' equity	1,173,748	1,205,393
Non-controlling interest	15,157	14,726
Total equity	1,188,905	1,220,119
Total liabilities and equity	$2,501,330	$2,540,522
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$51,511	$47,432
Operating expense reimbursements	3,443	2,537
Total revenues	54,954	49,969

Expenses:
Property operating	5,647	4,059
Operating fees to related parties	4,817	1,244
Acquisition and transaction related	(129)	1,085
General and administrative	1,704	1,712
Equity based compensation	1,044	35
Depreciation and amortization	23,756	21,114
Total expenses	36,839	29,249
Operating income	18,115	20,720
Other income (expense):
Interest expense	(10,569)	(7,811)
Income from investments	—	7
(Losses) gains on derivative instruments	(349)	4,211
(Losses) gains on hedges and derivatives deemed ineffective	(98)	1,448
Unrealized gains on non-functional foreign currency advances not designated as net investment hedges	—	8,907
Other income	9	13
Total other (expense) income, net	(11,007)	6,775
Net income before income taxes	7,108	27,495
Income taxes expense	(550)	(1,640)
Net income	6,558	25,855
Non-controlling interest	(70)	—
Net income attributable to stockholders	$6,488	$25,855

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to stockholders	$0.04	$0.14
Basic and diluted weighted average shares outstanding	168,936,633	179,156,462
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$6,558	$25,855

Other comprehensive income (loss)
Cumulative translation adjustment	2,996	(14,534)
Designated derivatives, fair value adjustments	(11,316)	7,534
Other comprehensive loss	(8,320)	(7,000)

Comprehensive (loss) income	$(1,762)	$18,855
Amounts attributable to non-controlling interest
Net income	(70)	—
Cumulative translation adjustment	(32)	—
Designated derivatives, fair value adjustments	120	—
Comprehensive loss attributable to non-controlling interest	18	—

Comprehensive (loss) income attributable to stockholders	$(1,744)	$18,855
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2015	168,936,633	$1,692	$1,480,162	$(3,649)	$(272,812)	$1,205,393	$14,726	$1,220,119
Issuance of common stock	—	—	7	—	—	7	—	7
Dividends declared	—	—	—	—	(30,020)	(30,020)	—	(30,020)
Equity-based compensation	—	—	89	—	—	89	955	1,044
Distributions to non-controlling interest holders	—	—	—	—	—	—	(483)	(483)
Net Income	—	—	—	—	6,488	6,488	70	6,558
Cumulative translation adjustment	—	—	—	2,964	—	2,964	32	2,996
Designated derivatives, fair value adjustments	—	—	—	(11,196)	—	(11,196)	(120)	(11,316)
Rebalancing of ownership percentage	—	—	23	—	—	23	(23)	—
Balance, March 31, 2016	168,936,633	$1,692	$1,480,281	$(11,881)	$(296,344)	$1,173,748	$15,157	$1,188,905
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income	$6,558	$25,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,606	10,884
Amortization of intangibles	11,150	10,230
Amortization of deferred financing costs	2,425	1,921
Amortization of mortgage premium	(121)	(42)
Amortization of below-market lease liabilities	(622)	(494)
Amortization of above-market lease assets	562	585
Amortization of above- and below- market ground lease assets	76	18
Unbilled straight line rent	(2,801)	(4,438)
Equity based compensation	1,044	35
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	1,809	(4,211)
Losses on hedging instruments deemed ineffective	98	(1,448)
Unrealized gains on non-functional foreign currency advances not designated as net investment hedges	—	(8,907)
Appreciation of investment in securities	—	(10)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(2,363)	814
Deferred tax assets	(20)	(323)
Accounts payable and accrued expenses	964	3,882
Prepaid rent	(1,890)	(882)
Deferred tax liability	143	—
Taxes payable	(1,488)	1,020
Net cash provided by operating activities	28,130	34,489
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(38,655)
Deposits for real estate acquisitions	—	195
Proceeds from termination of derivatives	—	10,055
Capital expenditures	(114)	(1,852)
Net cash used in investing activities	(114)	(30,257)
Cash flows from financing activities:
Borrowings under credit facility	—	251,572
Repayments on credit facility	(20,000)	(231,107)
Payments on mortgage notes payable	(189)	(184)
Proceeds from issuance of common stock	7	298
Payments of offering costs	—	67
Payments of financing costs	87	—
Dividends paid	(30,020)	(14,268)
Distributions to non-controlling interest holders	(857)	—
Payments on common stock repurchases, inclusive of fees	—	(1,316)
Advances from related parties, net	135	1,572
Restricted cash	(991)	1,252
Net cash (used in) provided by financing activities	(51,828)	7,886
Net change in cash and cash equivalents	(23,812)	12,118
Effect of exchange rate changes on cash	(339)	(473)
Cash and cash equivalents, beginning of period	69,938	64,684
Cash and cash equivalents, end of period	$45,787	$76,329

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$8,251	$4,856
Cash paid for income taxes	2,038	—
Non-Cash Investing and Financing Activities:
Portion of derivative termination proceeds used to repay debt	—	8,893
Common stock issued through dividend reinvestment plan	—	17,007
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of March 31, 2016, the Company owned 329 properties (all references to number of properties and square footage are unaudited) consisting of 18.7 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 11.0 years. Based on original purchase price, 60.4% of our properties are located in the U.S. and the Commonwealth of Puerto Rico and 39.6% are in Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2016, we have not invested in any bridge loans, mezzanine loans, preferred equity or securitized loans.
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
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. As of March 31, 2016, the OP had issued 1,809,678 units of limited partnership interests ("OP Units") to limited partners other than the Company, of which 1,461,753 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 347,903 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 10 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company. The Advisor has entered into a service provider agreement with the Service Provider, pursuant to which the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016, other than the updates described below and the subsequent notes.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable earnings. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the United States (including Puerto Rico), United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the United States federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
In addition, Company's international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. During the period from July 13, 2011 (date of inception) to December 31, 2012, the Company elected to be taxed as a corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because, the Company elected and qualified to be taxed as a REIT commencing with the taxable year ended December 31, 2013, it does not anticipate that any applicable deferred tax assets or liabilities will be realized.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The Company derecognizes the tax position when it is no longer more likely than not of being sustained.
The Company recognizes deferred income taxes in certain of its subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. The Company provides a valuation allowance against its deferred income tax assets when it believes that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company derives most of its REIT income from its real estate operations in the United States. As such, the Company's real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.

•
Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, the Company assumes the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

•	Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs and depreciation expense; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. For the three months ended March 31, 2016 and 2015, the Company recognized an income tax expense of $0.6 million and $1.6 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.
Classification correction
During the quarter ended March 31, 2016, the Company identified that one of its bank accounts was legally restricted but had been erroneously classified as cash and cash equivalents rather than as restricted cash in its balance sheets and cash flow statements since 2014 and impacted the quarterly financial statements for the periods ended June 30 and September 30, 2014 and the year ended December 31, 2014. The account had a balance of $1.7 million at December 31, 2015. The Company evaluated the impact to all periods and concluded that prior financial statements were not materiality misstated and the impact to the current period financial statements was not material. The Company correctly classified this bank account as restricted cash at March 31, 2016 and reflected a cash out-flow from financing activities for $1.7 million during the three months ended March 31, 2016.
Out-of-period adjustments
During the first and second quarters of 2015, the Company had recorded the following out-of period adjustments to correct errors from prior periods: (i) additional rental income and accrued rent of $0.3 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. The Company also recorded an out-of-period adjustment in the fourth quarter 2015 to correct an additional error in income taxes of $0.5 million relating to 2014 which resulted from errors in estimating our income tax expense. The Company concluded that these adjustments were not material to the financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments in the periods they were identified during the year ended December 31, 2015.
In addition, the Company identified errors in accounting for certain cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 (see Note 7 — Derivatives and Hedging Activities). Gains that should have been included in net income (loss) were instead included in other comprehensive income (loss) of approximately $0.5 million during the three month period ended March 31, 2015. The Company has concluded that this adjustment is not material to the financial position or results of operations for the prior periods. The Company recorded the related adjustment in the period it was identified during the year ended December 31, 2015.
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisor agreement, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor (see Note 12 — Share-Based Compensation). The Company records equity based compensation expense associated with the awards over the requisite service period of five years. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Recently Issued Accounting Pronouncements
Adopted:
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. We have evaluated the impact of the adoption of ASU 2015-02 on the Company's consolidated financial position and have determined under ASU 2015-02 the Company's operating ownership is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the OP's interest is considered a majority voting interest. As such, this standard will not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $7.4 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015, respectively. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Revolving Credit Facility). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.
In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2016, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805). The guidance eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2016, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of this new guidance.
In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
In March 2016, the FASB issued ASU 2016-05 Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In March 2016, the FASB issued an update on ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2015 and during the three months ended March 31, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	329	$2,633,562
Three Months Ended March 31, 2016	—	—
Portfolio as of March 31, 2016	329	$2,633,562
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2015 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the three months ended March 31, 2016.

(Dollar amounts in thousands)	March 31, 2015
Real estate investments, at cost:
Land	$6,624
Buildings, fixtures and improvements	25,078
Total tangible assets	31,702
Intangibles acquired:
In-place leases	7,485
Above market lease asset	50
Below market lease liability	(582)
Total assets acquired, net	38,655
Mortgage notes payable used to acquire real estate investments	—
Cash paid for acquired real estate investments	$38,655
Number of properties purchased	2
The following table presents unaudited pro forma information as if acquisitions completed during 2015 had been consummated on January 1, 2015.

(In thousands)	Three Months Ended March 31, 2015
Pro forma revenues	$50,466
Pro forma net income	$14,253
Pro forma basic and diluted net income per share	$0.08

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of March 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2016 (remainder)	$147,475
2017	199,910
2018	202,434
2019	204,908
2020	207,080
2021	205,176
Thereafter	947,092
$2,114,075
___________________________________________

(1)	Based on the exchange rate as of March 31, 2016.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2016 and 2015.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.

	Three Months Ended March 31,
Country	2016	2015
United Kingdom	18.6%	21.2%
United States:
Texas	11.4%	11.9%
The Company did not own properties in any other countries and states that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.
Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $703.3 million (including £160.2 million and €288.4 million) and $717.3 million (including £160.2 million and €288.4 million) outstanding under the Credit Facility as of March 31, 2016 and December 31, 2015, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. The initial maturity date of the facility is July 25, 2016 with two one-year extension options, subject to certain conditions. The Company provided notice to extend the maturity of the Credit Facility to July 25, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.5% of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of March 31, 2016, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $703.3 million, and a weighted average effective interest rate of 2.0% after considering interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of March 31, 2016 and December 31, 2015 was $36.7 million and $22.7 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the initial maturity date in July 2016. The Credit Facility agreement also contains two one-year extension options, subject to certain conditions. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
The total gross carrying value of unencumbered assets as of March 31, 2016 was $1.3 billion.
Foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 7 — Derivatives and Hedging Activities for further discussion).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of March 31, 2016 and December 31, 2015 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2016	December 31, 2015				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$32,251	$30,976	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	32,904	31,603	2.4%	(2)	Fixed	Oct. 2020

Germany:	Rheinmetall	1	12,037	11,561	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,110	4,908	2.4%		Fixed	Jan. 2019
	RWE AG	3	70,975	68,169	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,973	5,737	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	30,093	28,904	1.7%	(2)	Fixed	Dec. 2019
	Total EUR denominated	12	189,343	181,858

United Kingdom:	McDonald's	1	1,092	1,125	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,797	2,882	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,748	5,922	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,621	8,882	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,371	2,443	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,544	7,772	4.5%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,730	2,813	4.4%	(2)	Fixed	Nov. 2018
	Provident Financial	1	18,320	18,875	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	27,660	28,498	4.3%	(2)	Fixed	Feb. 2019
	Aviva	1	22,559	23,242	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	10,862	11,192	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,789	6,995	3.5%	(2)	Fixed	May 2020
	Capgemini	1	7,903	8,142	3.2%	(2)	Fixed	Jun. 2020
	Fujitisu	3	35,606	36,684	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,492	4,628	3.6%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,635	2,715	3.6%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,598	4,737	3.6%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,496	5,663	3.6%	(2)	Fixed	Jul. 2020
	HBOS	3	7,745	7,979	3.6%	(2)	Fixed	Jul. 2020
	DFS Trading	5	14,569	15,010	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,411	3,514	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	13,344	13,748	3.4%	(2)	Fixed	Aug. 2020
	Total GBP denominated	40	216,892	223,461

United States:	Quest Diagnostics	1	52,800	52,800	2.5%	(3)	Variable	Sep. 2018
	Western Digital	1	17,907	17,982	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.5%	(4)	Variable	Dec. 2020
Puerto Rico:	Encanto Restaurants	18	21,944	22,057	6.3%		Fixed	Jun. 2017
	Total USD denominated	21	126,201	126,389
	Gross mortgage notes payable	73	532,436	531,708	3.1%
	Deferred financing costs, net of accumulated amortization	—	(6,933)	(7,446)	—%
	Mortgage notes payable, net of deferred financing costs	73	$525,503	$524,262	3.1%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents future scheduled aggregate principal payments on the gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2016:

(In thousands)	Future Principal Payments (1)
2016 (remainder)	$569
2017	23,010
2018	82,947
2019	193,083
2020	216,527
2021	16,300
Thereafter	—
Total	$532,436
_________________________

(1)	Based on the exchange rate as of March 31, 2016.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016 the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$2,020	$—	$2,020
Foreign currency forwards, net (GBP & EUR)	$—	$1,562	$—	$1,562
Interest rate swaps, net (GBP & EUR)	$—	$(13,918)	$—	$(13,918)
OPP (see Note 12)	$—	$—	$(14,400)	$(14,400)
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$3,042	$—	$3,042
Foreign currency forwards, net (GBP & EUR)	$—	$2,203	$—	$2,203
Interest rate swaps, net (GBP & EUR)	$—	$(5,461)	$—	$(5,461)
OPP (see Note 12)	$—	$—	$(14,300)	$(14,300)
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$14,300
Fair value adjustment	100
Ending balance as of March 31, 2016	$14,400
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at March 31, 2016	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$14,400	Monte Carlo Simulation	Expected volatility	21.0%
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from related parties, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable (1) (2)	3	$532,991	$533,362	$532,384	$534,041
Credit Facility	3	$703,263	$703,263	$717,286	$717,286
__________________________________________________________

(1)	Carrying value includes $532.4 million gross mortgage notes payable and $0.6 million mortgage premiums, net as of March 31, 2016.

(2)	Carrying value includes $531.7 million gross mortgage notes payable and $0.7 million mortgage premiums, net as of December 31, 2015.
The fair value of the gross mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value due to the short-term nature of the initial maturity on July 25, 2016. The Company provided notice to extend the maturity of the Credit Facility to July 25, 2017.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective
The Company uses derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations in foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar ("USD").
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any such counterparties will fail to meet their obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$—	$567
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(8,573)	(3,313)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(5,345)	(2,715)
Total		$(13,918)	$(5,461)
Derivatives not designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$587	$1,113
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	975	1,090
Cross currency swaps (GBP)	Derivative assets, at fair value	549	509
Cross currency swaps (EUR)	Derivative assets, at fair value	1,471	2,533
Total		$3,582	$5,245

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2016	$3,582	$(13,918)	$—	$(10,336)	$—	$—	$(10,336)
December 31, 2015	$5,812	$(6,028)	$—	$(216)	$—	$—	$(216)
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
Interest Rate Swaps
The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	March 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	27	$677,407	27	$697,925
Interest rate swaps (EUR)	16	584,388	16	561,282
Total	43	$1,261,795	43	$1,259,207
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and 2015, the Company recorded losses of $30,000 and $2,000 of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $5.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In thousands)	2016	2015
Amount of loss (gain) recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(9,566)	$11,588
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,259)	$(821)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(30)	$(2)
Cross Currency Swaps Designated as Net Investment Hedges
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
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial US dollar equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of March 31, 2015. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
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
As of March 31, 2016, total foreign currency advances under the Credit Facility were approximately $557.8 million, which reflects advances of £160.2 million ($230.3 million based upon an exchange rate of £1.00 to $1.44, as of March 31, 2016) and advances of €288.4 million ($327.6 million based upon an exchange rate of €1.00 to $1.14, as of March 31, 2016). The Company recorded losses of $0.1 million and gains of $1.4 million for the three months ended March 31, 2016 and 2015, respectively, due to the ineffectiveness resulting from the over-hedged position of the foreign currency advances over the related net investments.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Prior to May 16, 2015, foreign currency advances which comprised of $92.1 million of Pound Sterling ("GBP") draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of Euro ("EUR") draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $8.9 million for the three months ended March 31, 2015. As of March 31, 2016, total outstanding draws under the Credit Facility denominated in foreign currency was $557.8 million, and total net investments in real estate denominated in foreign currency was $466.5 million, this resulted in an overhedge position of $91.3 million (comprised of £38.7 million and €31.4 million draws). As all foreign draws are now designated as net investment hedges there were no additional remeasurement gains (losses) for the quarter ended March 31, 2016.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the third quarter 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $0.5 million during the three months ended March 31, 2015 (see Note 2 — Summary of Significant Accounting Policies). The Company recorded total losses of $0.3 million and $4.2 million on the non-designated hedges for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	30	$4,869	40	$6,628
Foreign currency forwards (EUR - USD)	11	4,499	15	6,139
Cross currency swaps (GBP - USD)	9	80,407	9	82,843
Cross currency swaps (EUR - USD)	5	103,957	5	99,847
Total	55	$193,732	69	$195,457

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.3 million. As of March 31, 2016, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of March 31, 2016 and December 31, 2015, the Company had 168,936,633 shares of Common Stock outstanding, including shares issued under the dividend reinvestment plan (the "DRIP"), but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Monthly Dividends and Change to Payment Dates
The Company pays dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may reduce the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units, Class B units and LTIP Units as dividends.
On April 7, 2015, the Company suspended the DRIP. The final issuance of shares of Common Stock pursuant to the DRIP occurred in connection with the Company’s April dividend which was paid on May 1, 2015.
Share Repurchase Program
On April 7, 2015, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2015.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and as of and for the three months ended March 31, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	12,139,854	$10.49
Redemptions	—	—
Cumulative repurchases as of March 31, 2016	12,139,854	$10.49
Note 9 — Commitments and Contingencies
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

(In thousands)	Future Ground Lease Payments
2016 (remainder)	$1,020
2017	1,360
2018	1,360
2019	1,360
2020	1,360
2021	1,360
Thereafter	42,933
Total	$50,753
The Company incurred rent expense on ground leases of $0.3 million during the three months ended March 31, 2016. There was no ground rent expense during the three months ended March 31, 2015.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 10 — Related Party Transactions
As of March 31, 2016 and December 31, 2015, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of March 31, 2016 and December 31, 2015, the Company had $16,000 and $0.1 million of receivable from related parties entities and $0.4 million and $0.4 million of payable to related parties, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. As of March 31, 2016, the Advisor held a total of 1,461,753 OP Units, the Service Provider held a total of 347,903 OP Units and the Special Limited Partner, a limited partner, held 22 OP Units.
On June 2, 2015, the Advisor and the Service Provider exchanged 1,726,323 previously-issued Class B units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. The OP made distributions to partners other than the Company of $0.3 million during the three months ended March 31, 2016.
In addition, in connection with the OPP, the Company has paid $0.5 million in distributions related to LTIP Units during the three months ended March 31, 2016, which is included in non-controlling interest in the consolidated balance sheets.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"), parent of the Sponsor.
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
Until the Listing, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate, the board of directors had approved the issuance of 1,726,323 Class B units to the Advisor and the Service Provider in connection with this arrangement. The Advisor and the Service Provider received distributions on unvested Class B units equal to the dividend rate received on the Company's Common Stock. Subsequent to the Listing, the Company recorded OP Unit distributions which are included in consolidated statement of changes in stockholders' equity. The Company has recorded distributions on issued Class B units in the amounts of $0.1 million for the three months ended March 31, 2015, respectively. From April 1, 2015 to the Listing Date, the Advisor was paid for its asset management services in cash.
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
On the Listing Date, the Company entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, which, among other things, eliminated the acquisition fee and finance coordination fee payable to the Advisor under the original Advisory Agreement, as amended, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Listing Date. Under the terms of the Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of the Company’s Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $0.78, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $1.02. The $0.78 and $1.02 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement will also be subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) Net income adjusted for the following items (to the extent they are included in Net income): (a) real estate related depreciation and amortization; (b) Net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gains (or losses) from the sale of Investments; (h) impairment losses on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) mark-to-market adjustments included in Net income; (o) unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures. (ii) divided by the weighted average outstanding shares of Common Stock on a fully diluted basis for such period.

(2)
For purposes of the Advisory Agreement, "AUM" means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company's investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of he Company's investment at the end of such period (before reserves from depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).

In addition, the per annum aggregate amount of the Base Management Fee and the Incentive Compensation to be paid under the Advisory Agreement is capped at (a) 1.25% of the AUM for the previous year if AUM is less than or equal to $5.0 billion; (b) 0.95% if the AUM is equal to or exceeds $15.0 billion; or (c) a percentage equal to: (A) 1.25% less (B) (i) a fraction, (x) the numerator of which is the AUM for such specified period less $5.0 billion and (y) the denominator of which is $10.0 billion multiplied by (ii) 0.30% if AUM is greater than $5.0 billion but less than $15.0 billion. The Variable Base Management Fee is also subject to reduction if there is a sale or sales of one or more Investments in a single or series of related transactions exceeding $200.0 million and, the special dividend(s) related thereto.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Former Dealer Manager is paid a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or dividends and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Former Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Former Dealer Manager on such terms as may be agreed upon between the two parties.
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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2016		2015		Payable (Receivable) as of (6)
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2016		December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$580	$—	$—		$—
Financing coordination fees (2)	—	—	—	—	—		466
Ongoing fees:
Asset management fees (3)	4,500	—	—	—	217	(5)	217
Property management and leasing fees (4)	913	596	888	593	—		91
Class B OP Unit Distributions	—	—	124	—	—		—
Total related party operational fees and reimbursements	$5,413	$596	$1,592	$593	$217		$774
___________________________________________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income (loss).

(2)	These related party costs are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
From January 1, 2013 to April 1, 2015, the Company caused the OP to issue to the Advisor (subject to periodic approval by the board of directors) restricted performance based Class B units for asset management services, which would vest if certain conditions occur. At the Listing Date, all Class B units held by the Advisor converted to OP Units. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From the Listing Date, the Advisor received asset management fees in cash in accordance with the Advisory Agreement. No Incentive Compensation was incurred for the three months ended March 31, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets.

(5)
Balance included within due to related parties on the consolidated balance sheets as of March 31, 2016. In addition, due to related parties includes $34,000 of costs accrued for transfer asset and personnel services received from the Company's related parties including ANST, Advisor and RCS which are recorded within general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2016 and are not reflected in the table above.

(6)	Balance included within accounts payable and accrued expenses on the consolidated balance sheets as of March 31, 2016.

(7)	Balance included within dividends payable on the consolidated balance sheets as of March 31, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2016 and 2015.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three months ended March 31, 2016 and 2015, the Advisor absorbed some of the property management fees. During the three months ended March 31, 2016 and 2015, there were no property operating and general administrative expenses absorbed by the Advisor.
The predecessor to the parent of the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by the Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
During the three months ended March 31, 2016, the Company has incurred approximately $34,000 of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2016 and December 31, 2015, no stock options were issued under the Plan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table reflects restricted share award activity for the three months ended March 31, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	187,938	$8.57
Granted	—	—
Vested	—	—
Unvested, March 31, 2016	187,938	$8.57
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $0.1 million and $8,000 during the three months ended March 31, 2016 and 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of March 31, 2016, the Company had $1.3 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 4.0 years.
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
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%
_______________________________________________________

*	The “Peer Group” is comprised of Gramercy Property Trust Inc., Lexington Realty Trust, Select Income REIT, and W.P. Carey Inc.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $1.0 million for the three months ended March 31, 2016. There was no compensation expense related to the OPP for the three months ended March 31, 2015. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions made per OP Unit. The Company has paid $0.5 million in distributions related to LTIP Units during the three months ended March 31, 2016, which is included in non-controlling interest in the consolidated balance sheets. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the peer group.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2016, and 2015, respectively.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Net income attributable to stockholders	$6,488	$25,855
Adjustments to net income attributable to stockholders for common share equivalents	(195)	—
Adjusted net income attributable to stockholders	$6,293	$25,855

Basic and diluted net income per share attributable to stockholders	$0.04	$0.14
Basic and diluted weighted average shares outstanding	168,936,633	179,156,462
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Diluted net income per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units (excluding converted Class B units) and LTIP Units to be common share equivalents. For the three months ended March 31, 2016 and 2015, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock	187,938	17,400
OP Units (1)	1,809,678	22
Class B units	—	1,726,323
OPP (LTIP Units)	9,041,801	—
Total anti-dilutive common share equivalents	11,039,417	1,743,745
____________________________________

(1)	OP Units included 1,726,323 of converted Class B units on Listing, 83,333 OP Units issued to the Advisor, and 22 OP Units issued to the Special Limited Partner.

Conditionally issuable shares relating to the OPP award (See Note 12 — Share Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three months ended March 31, 2016 because no units or shares would have been issued based on the stock price at March 31, 2016.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global- advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, which could reduce the investment return to our stockholders.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States.

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

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes may adversely affect operations and would reduce our NAV and cash available for dividends.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States of America or international lending, capital and financing markets.

Overview
We were incorporated on July 13, 2011 as a Maryland corporation. We acquired our first property and commenced active operations in October 2012 and elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. We completed our initial public offering ("IPO") on June 30, 2014 and on June 2, 2015 we listed our common stock ("Common Stock") on the New York Stock Exchange (the "NYSE") under the symbol "GNL" (the "Listing").
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of March 31, 2016, we owned 329 net leased commercial properties consisting of 18.7 million rentable square feet. Based on original purchase price, 60.4% of our properties are located in the United States (U.S.) and the Commonwealth of Puerto Rico, 20.8% are located in continental Europe and18.8% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 11.0 years.
Substantially all of our business is conducted through the OP. As of March 31, 2016, the Advisor owned 1,461,753 units of limited partnership interests in the OP ("OP Units"), Moor Park Capital Partners LLP (the "Service Provider") owned 347,903 OP Units and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") owned 22 OP Units. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares, at the Company's option. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We are externally managed by our Advisor and our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties, and have received compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing. Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date of purposes of this calculation.
As of March 31, 2016 and December 31, 2015, we included cumulative straight line rents receivable in prepaid expenses and other assets in the consolidated balance sheets of $25.7 million and $23.1 million, respectively. For the three months ended March 31, 2016 and 2015, our rental revenue included impacts of unbilled rental revenue of $2.8 million and $4.4 million, respectively, to adjust contractual rent to straight line rent.
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
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of March 31, 2016 and December 31, 2015. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. No properties were designated as held for sale as of March 31, 2016 and December 31, 2015.
We evaluate acquired leases and new leases on acquired properties based on capital lease criteria. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from 12 to 18 months.We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment as of December 31, 2015, we determined that the goodwill is not impaired and no further analysis is required.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. dollar. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.
We record all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to Advisor agreement, we entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	8.0
Wickes Building Supplies I	May 2013	UK	1	29,679	8.5
Everything Everywhere	Jun. 2013	UK	1	64,832	11.3
Thames Water	Jul. 2013	UK	1	78,650	6.4
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	10.7
PPD Global Labs	Aug. 2013	US	1	76,820	8.7
Northern Rock	Sep. 2013	UK	2	86,290	7.4
Kulicke & Soffa	Sep. 2013	US	1	88,000	7.5
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	12.7
Con-way Freight	Nov. 2013	US	7	105,090	7.7
Wolverine	Dec. 2013	US	1	468,635	6.8
Western Digital	Dec. 2013	US	1	286,330	4.7
Encanto	Dec. 2013	PR	18	65,262	9.3
Rheinmetall	Jan. 2014	GER	1	320,102	7.8
GE Aviation	Jan. 2014	US	1	369,000	9.8
Provident Financial	Feb. 2014	UK	1	117,003	19.6
Crown Crest	Feb. 2014	UK	1	805,530	22.9
Trane	Feb. 2014	US	1	25,000	7.7
Aviva	Mar. 2014	UK	1	131,614	13.2
DFS Trading	Mar. 2014	UK	5	240,230	14.0
GSA I	Mar. 2014	US	1	135,373	6.4
National Oilwell Varco	Mar. 2014	US	1	24,450	7.3
Talk Talk	Apr. 2014	UK	1	48,415	9.0
OBI DIY	Apr. 2014	GER	1	143,633	7.6
GSA II	Apr. 2014	US	2	24,957	7.0
DFS Trading	Apr. 2014	UK	2	39,331	14.0
GSA III	Apr. 2014	US	2	28,364	9.3
GSA IV	May 2014	US	1	33,000	9.3
Indiana Department of Revenue	May 2014	US	1	98,542	6.8
National Oilwell Varco II (2)	May 2014	US	1	23,475	13.7
Nissan	May 2014	US	1	462,155	12.5
GSA V	Jun. 2014	US	1	26,533	7.0
Lippert Components	Jun. 2014	US	1	539,137	10.4
Select Energy Services I	Jun. 2014	US	3	135,877	10.8
Bell Supply Co I	Jun. 2014	US	6	79,829	12.8
Axon Energy Products	Jun. 2014	US	3	213,634	10.8
Lhoist	Jun. 2014	US	1	22,500	6.8
GE Oil & Gas	Jun. 2014	US	2	69,846	7.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Select Energy Services II	Jun. 2014	US	4	143,417	10.7
Bell Supply Co II	Jun. 2014	US	2	19,136	12.8
Superior Energy Services	Jun. 2014	US	2	42,470	8.2
Amcor Packaging	Jun. 2014	UK	7	294,580	8.7
GSA VI	Jun. 2014	US	1	6,921	8.0
Nimble Storage	Jun. 2014	US	1	164,608	5.6
FedEx -3-Pack	Jul. 2014	US	3	338,862	6.4
Sandoz, Inc.	Jul. 2014	US	1	154,101	10.3
Wyndham	Jul. 2014	US	1	31,881	9.1
Valassis	Jul. 2014	US	1	100,597	7.1
GSA VII	Jul. 2014	US	1	25,603	8.6
AT&T Services	Jul. 2014	US	1	401,516	10.3
PNC - 2-Pack	Jul. 2014	US	2	210,256	13.3
Fujitisu	Jul. 2014	UK	3	162,888	10.7
Continental Tire	Jul. 2014	US	1	90,994	6.3
Achmea	Jul. 2014	NETH	2	190,252	7.8
BP Oil	Aug. 2014	UK	1	2,650	9.6
Malthurst	Aug. 2014	UK	2	3,784	9.6
HBOS	Aug. 2014	UK	3	36,071	9.3
Thermo Fisher	Aug. 2014	US	1	114,700	8.4
Black & Decker	Aug. 2014	US	1	71,259	5.8
Capgemini	Aug. 2014	UK	1	90,475	7.0
Merck & Co.	Aug. 2014	US	1	146,366	9.4
Dollar Tree - 65-Pack (3)	Aug. 2014	US	65	541,472	13.4
GSA VIII	Aug. 2014	US	1	23,969	8.4
Garden Ridge	Sep. 2014	US	4	564,910	13.5
Waste Management	Sep. 2014	US	1	84,119	6.8
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	8.1
HP Enterprise Services	Sep. 2014	UK	1	99,444	10.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	6.5
FedEx Freight	Sep. 2014	US	1	11,501	8.0
Hotel Winston	Sep. 2014	NETH	1	24,283	13.5
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	12.0
FedEx III	Sep. 2014	US	2	221,260	8.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	8.4
Kuka	Sep. 2014	US	1	200,000	8.3
CHE Trinity	Sep. 2014	US	2	373,593	6.7
FedEx IV	Sep. 2014	US	2	255,037	6.9
GE Aviation	Sep. 2014	US	1	102,000	6.8
DNV GL	Oct. 2014	US	1	82,000	8.9
Bradford & Bingley	Oct. 2014	UK	1	120,618	13.5
Rexam	Oct. 2014	GER	1	175,615	8.9
FedEx V	Oct. 2014	US	1	76,035	8.3
C&J Energy	Oct. 2014	US	1	96,803	10.0
Family Dollar II	Oct. 2014	US	34	282,730	13.5
Panasonic	Oct. 2014	US	1	48,497	12.3
Onguard	Oct. 2014	US	1	120,000	7.8
Metro Tonic	Oct. 2014	GER	1	636,066	9.5
Axon Energy Products	Oct. 2014	US	1	26,400	8.6
Tokmanni	Nov. 2014	FIN	1	800,834	17.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Fife Council	Nov. 2014	UK	1	37,331	7.9
Family Dollar III	Nov. 2014	US	2	16,442	13.4
GSA IX	Nov. 2014	US	1	28,300	6.1
KPN BV	Nov. 2014	NETH	1	133,053	10.8
RWE AG	Nov. 2014	GER	3	594,415	8.7
Follett School	Dec. 2014	US	1	486,868	8.8
Quest Diagnostics	Dec. 2014	US	1	223,894	8.4
Family Dollar IV	Dec. 2014	US	1	8,030	13.4
Diebold	Dec. 2014	US	1	158,330	5.8
Dollar General	Dec. 2014	US	1	12,406	11.9
Weatherford Intl	Dec. 2014	US	1	19,855	9.6
AM Castle	Dec. 2014	US	1	127,600	8.6
FedEx VI	Dec. 2014	US	1	27,771	8.4
Constellium Auto	Dec. 2014	US	1	320,680	13.7
C&J Energy II	Mar. 2015	US	1	125,000	10.0
Fedex VII	Mar. 2015	US	1	12,018	8.5
Fedex VIII	Apr. 2015	US	1	25,852	8.5
Fresenius	May 2015	US	1	10,155	13.9
Fresenius	Jul. 2015	US	1	6,192	14.3
Crown Group	Aug. 2015	US	3	295,974	19.3
Crown Group	Aug. 2015	US	3	642,595	19.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	13.8
JIT Steel Services	Sep. 2015	US	2	126,983	13.8
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	10.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	13.5
FedEx Ground	Sep. 2015	US	1	91,029	9.3
Office Depot	Sep. 2015	NETH	1	206,331	12.9
Finnair	Sep. 2015	FIN	4	656,275	8.4
Total			329	18,739,733	11.0
_____________________________________

(1)	Remaining lease term in years as of March 31, 2016.

(2)	The Company has expanded the property in September 2015 by purchasing additional 15,975 square feet with 14.3 years of remaining lease term as of March 31, 2016.

(3)	Effective March 2016, the tenant's name has changed from Family Dollar to Dollar Tree due to merger of the companies in July 2015.
Results of Operations
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Rental Income
Rental income was $51.5 million and $47.4 million for the three months ended March 31, 2016 and 2015, respectively. The significant increase in rental income was driven primarily by our acquisition of 20 properties since March 31, 2015, for an aggregate purchase price of $0.2 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $3.4 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in the latter part of 2015.

Property Operating Expenses
Property operating expenses were $5.6 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by our acquisition of 20 properties since March 31, 2015, most of which are triple net leases.
Operating Fees to Related Parties
Operating fees to related parties were $4.8 million for the three months ended March 31, 2016, compared to $1.2 million for three months ended March 31, 2015. Operating fees to related parties represent compensation to our Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated our Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B units for asset management services. These Class B units converted to OP Units as of the Listing. During the three months ended March 31, 2015, the board of directors approved the issuance of 1,020,580 Class B Units to the Advisor assuming a price of $9.00 per unit, all of which converted to OP Units upon Listing. There was no charge reflected in the financial statements for the issuance of Class B units, until the Listing Date, at which time they were no longer subject to forfeiture.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2016 and 2015, property management fees were $0.9 million and $0.9 million, respectively. The Property Manager elected to waive $0.6 million and $0.6 million of the property management fees for the three months ended March 31, 2016 and 2015, respectively. There was no Incentive Compensation incurred for the three months ended March 31, 2016.
Acquisition and Transaction Related Costs
We recognized $(0.1) million of acquisition and transaction costs related to reversal of prior period estimates for obligations settled during the three months ended March 31, 2016. Acquisition and transaction related expenses for the three months ended March 31, 2015 of $1.1 million were incurred related to the two properties acquired during that period with an aggregate purchase price of $38.7 million.
General and Administrative Expense
General and administrative expense of $1.7 million for the three months ended March 31, 2016, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended March 31, 2015 were $1.7 million.
Equity Based Compensation
During the three months ended March 31, 2016, we recognized approximately $1.0 million of expense related to equity-based compensation primarily related to the amortization of the OPP and $0.1 million related to amortization of restricted shares granted to our independent directors. During the three months ended March 31, 2015, there was no amortization related to the OPP as the award was granted on June 2, 2015. The amortization of restricted shares were deemed immaterial and were previously recorded in general administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $23.8 million and $21.1 million for the three months ended March 31, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates. The increase in depreciation and amortization is due to a full period of depreciation and amortization on our properties in 2016 compared to only a partial period of depreciation and amortization in 2015 for some of our properties acquired in 2015.
Interest Expense
Interest expense was $10.6 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings and additional draws under our credit facility to fund our 2015 property acquisitions. In addition, during 2015, we encumbered an additional 36 properties via mortgages and we have incurred full quarter interest expense for such financings.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the three months ended March 31, 2016 and 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates.

The losses of $0.3 million and gains of $4.2 million on derivative instruments for the three months ended March 31, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The losses of $0.1 million and gains of $1.4 million on hedges and derivatives deemed ineffective for the three months ended March 31, 2016 and 2015, respectively, relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments.
We had no unrealized gains/losses on non-functional foreign currency advances not designated as net investment hedges for the three months ended March 31, 2016. The unrealized gains on non-functional foreign currency advances that were not designated as net investment hedges for the three months ended March 31, 2015 were and $8.9 million. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.6 million and $1.6 million for the three months ended March 31, 2016, and 2015, respectively.
Cash Flows for Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $28.1 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, vesting of asset management fees in the form of Class B units, and the amount of interest payments on outstanding borrowings.
Net cash used in investing activities during the three months ended March 31, 2016 was $0.1 million.
Net cash used in financing activities of $51.8 million during the three months ended March 31, 2016 related to net advances from related parties of $0.1 million, partially offset by repayments on credit facility of $20.0 million, mortgage notes payable of $0.2 million. Other payments included dividends to stockholders of $30.0 million and distributions to non-controlling interest holders of $0.9 million.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $34.5 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, and the amount of borrowings outstanding during the period and the timing of interest payments on those borrowings. Cash flows provided by operating activities during the three months ended March 31, 2015 also included $1.1 million of acquisition and transaction related costs.
Net cash used in investing activities during the three months ended March 31, 2015 of $30.3 million, primarily related to our acquisition of two properties with an aggregate base purchase price of $38.7 million, which were partially funded with borrowings under our credit facility.
Net cash provided by financing activities of $7.9 million during the three months ended March 31, 2015 related to proceeds from the issuance of Common Stock of $0.3 million, borrowings under credit facility of $251.6 million and net advances from related parties of $1.6 million, partially offset by Common Stock repurchases of $1.3 million and repayments on credit facility of $231.1 million and dividends to stockholders of $14.3 million.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $45.8 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed funds from operations, if any.

As of March 31, 2016, we have a revolving credit facility that currently permits us to borrow up to $740.0 million. The initial maturity date of the credit facility is July 25, 2016. The credit facility also contains two one-year automatic extension options, subject to certain conditions. We provided notice to extend the maturity of the credit facility to July 25, 2017. See Note 4 — Revolving Credit Facility to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of March 31, 2016, total outstanding advances under the credit facility were $703.3 million. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2016 was $36.7 million.
As of March 31, 2016, we had secured gross mortgage notes payable and mortgage premium of $533.0 million and outstanding advances under our credit facility of $703.3 million. Our debt leverage ratio was 46.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2016.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of March 31, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves.
On April 7, 2015, the our board of directors approved the termination of our Share Repurchase Program (“SRP”). We processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and as of and for the three months ended March 31, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	12,139,854	$10.49
Redemptions	—	—
Cumulative repurchases as of March 31, 2016	12,139,854	$10.49
In addition, in April 2015 we suspended our DRIP and terminated our SRP.
Acquisitions
In connection with our financings, our Advisor previously received a financing coordination fee equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations.
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
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains and losses on foreign currency transactions, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not making a significant number of acquisitions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

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
The table below reflects the items deducted or added to net income (loss) attributable to stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. We previously disclosed FFO and modified funds from operations as Non-GAAP measures. Prior periods have been recast based on the Non-GAAP Financial Measurements presented. Management believes these Non-GAAP measures are more meaningful to the users of our financial statements given our Listing.

(In thousands)	Three Months Ended March 31, 2016
Net income attributable to stockholders (in accordance with GAAP)	$6,488
Depreciation and amortization	23,756
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(252)
FFO (as defined by NAREIT) attributable to stockholders	29,992
Acquisition and transaction fees	(129)
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	1
Core FFO attributable to stockholders	29,864
Non-cash equity based compensation	1,044
Non-cash portion of interest expense	2,418
Straight-line rent	(2,801)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	16
Eliminate unrealized losses on foreign currency transactions (1)	1,809
Losses on hedges and derivatives deemed ineffective	98
Amortization of mortgage premium	(121)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	(26)
AFFO attributable to stockholders	$32,301

Summary
FFO (as defined by NAREIT) attributable to stockholders	$29,992
Core FFO attributable to stockholders	$29,864
AFFO attributable to stockholders	$32,301
______________________________

(1)
For the three months ended March 31, 2016, losses on foreign currency transactions were $0.3 million which were comprised of unrealized losses of $1.8 million offset by realized gains of $1.5 million. For AFFO purposes, we add back unrealized losses.

Dividends
We pay dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.
During the three months ended March 31, 2016, dividends paid to common stockholders were $30.9 million, inclusive of $0.9 million of distributions paid for OP Units and LTIP Units. During the three months ended March 31, 2016, cash used to pay dividends was generated from cash flows from operations.
The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Dividends
Dividends:
Dividends to stockholders in cash	$30,020
Other (1)	857
Total dividends	30,877

Source of dividend coverage:
Cash flows provided by operations	$28,130	91.1%
Available cash on hand	2,747	8.9%
Total sources of dividend coverage	$30,877	100.0%

Cash flows provided by operations (GAAP basis)	$28,130

Net income attributable to stockholders (in accordance with GAAP)	$6,488
______________________________

(1)	Includes distributions paid of $0.3 million for the OP Units and $0.5 million to the participating LTIP Units during the three months ended March 31, 2016.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through March 31, 2016:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	March 31, 2016
Dividends paid:
Common stockholders (1)	$239,735
Vested restricted stockholders in cash	20
Other (2)	1,499
Total dividends paid	$480,989

Reconciliation of net loss:
Revenues	$357,650
Acquisition and transaction-related expenses	(97,395)
Listing fees	(18,653)
Vesting of Class B units	(14,480)
Equity based compensation	(3,389)
Depreciation and amortization	(156,346)
Other operating expenses	(66,098)
Income tax benefit (expense)	(5,008)
Other non-operating expense	(52,750)
Non-controlling interest	(120)
Net loss attributable to stockholders (in accordance with GAAP) (3)	$(56,589)
______________________________

(1)	For the period from July 13, 2011 (date of inception) through March 31, 2016, we received $74.8 million of proceeds from common stock issued under the DRIP.

(2)	Includes distributions paid of $0.3 million for the OP Units and $0.5 million to the participating LTIP Units during the three months ended March 31, 2016.

(3)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statement of changes in equity.

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at March 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$532,436	$776	$191,527	$323,933	$16,200
Interest on mortgage notes payable (1)	58,147	16,206	28,724	12,930	287
Principal on credit facility (2)	703,263	703,263	—	—	—
Interest on credit facility (1)	4,856	4,856	—	—	—
Operating ground lease rental payments due	50,753	1,360	2,720	2,720	43,953
Total (3) (4)	$1,349,455	$726,461	$222,971	$339,583	$60,440
_________________________

(1)	Based on interest rates at March 31, 2016.

(2)
The initial maturity date of the credit facility is July 25, 2016 with two one-year extension options, subject to certain conditions. We provided notice to extend the maturity of the credit facility to July 25, 2017.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2016, which consisted primarily of the Euro and British Pounds. At March 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Credit Facility
On July 25, 2013, we through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. We had $703.3 million and $717.3 million outstanding under the Credit Facility as of March 31, 2016, and December 31, 2015, respectively.
Foreign currency draws under the Credit Facility are designated as net investment hedges of our investments during the periods reflected in the consolidated statements of operations. See Note 7 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Election as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT for U.S. federal income tax purposes. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. See Note 10 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 9 — Commitments and Contingencies and Contractual Obligations for details).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk, and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.
Generally, we do not use derivative instruments to hedge credits or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $13.9 million (Note 7 — Derivatives and Hedging Activities).
As of March 31, 2016, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, with a total carrying value of $1.2 billion and a total estimated fair value of $1.2 billion and a weighted average effective interest rate per annum of 2.5%. At March 31, 2016, a significant portion (approximately 64.1%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at March 31, 2016 ranged from 1.6% to 6.3%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 1.9% to 2.5%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2016:

(In thousands)		Fixed-rate debt (1)		Variable-rate debt (1)
2016 (remainder)	(2)	$346,196	(2)	$357,067
2017		23,036		—
2018		29,811		52,800
2019		192,727		—
2020		182,605		33,550
2021		17,907		—
Thereafter		—		—
Total		$792,282		$443,417
_________________________

(1)	Amounts are based on the exchange rate at March 31, 2016, as applicable.

(2)
The initial maturity date of the Credit Facility is July 25, 2016 with two one-year extension options, subject to certain conditions. We provided notice to extend the maturity of the Credit Facility to July 25, 2017.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $2.4 million or an aggregate decrease of $2.8 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2016 would increase or decrease by $4.0 million and $1.2 million, respectively for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows. We generally manage foreign currency exchange rate movements by placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.
The Company has designated all current foreign currency draws as net investment hedges to the extent of the Company’s net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, the Company reflects the effects of changes in currency on such excess in earnings. As of March 31, 2016, the Company had draws of £38.7 million and €31.4 million in excess of its net investments.
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $1.6 million at March 31, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$31,077	$26,006	$57,083
2017	41,719	36,454	78,173
2018	42,028	37,193	79,221
2019	42,340	37,903	80,243
2020	42,630	38,588	81,218
2021	42,904	39,309	82,213
Thereafter	201,400	256,451	457,851
Total	$444,098	$471,904	$916,002
_______________________

(1)	Based on the exchange rate as of March 31, 2016.

Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of March 31, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	—	1,092	1,092
2018	—	29,811	29,811
2019	124,188	68,539	192,727
2020	65,155	117,450	182,605
2021	—	—	—
Thereafter	—	—	—
Total	$189,343	$216,892	$406,235

Future Debt Service Payments (1) (2)
Credit Facility (3)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$327,555	$230,258	$557,813
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$327,555	$230,258	$557,813
_______________________

(1)	Based on the exchange rate as of March 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2016.

(3)
The initial maturity of our Credit Facility is July 25, 2016 with two one-year extension options, subject to certain conditions (Note 4 — Revolving Credit Facility). We provided notice to extend the maturity of the Credit Facility to July 25, 2017. Borrowings under our Credit Facility in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 7 — Derivatives and Hedging Activities).

We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of March 31, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price, the majority of our properties are located in the U.S. (60.4%) and 39.6% are in Europe. The majority of our directly owned real estate properties and related loans are located in the United States and the Commonwealth of Puerto Rico (60.6%) and the remaining are in Finland (7.1%), Germany (9.4%), The Netherlands (4.3%) and United Kingdom (18.6%) of our annualized rental income at March 31, 2016. No individual tenant accounted for more than 10% of our annualized rental income at March 31, 2016. At March 31, 2016, our directly owned real estate properties contain significant concentrations in the following asset types: office (54%), industrial/distribution (30%), retail (15%) and other (1%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
None.
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows provided by operations were $28.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid dividends of $30.9 million, inclusive of $0.9 million of distributions paid for OP Units and LTIP Units, or 91.1%, which was funded from cash flows from operations. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund dividends.
If we do not generate sufficient cash flows from our operations to fund dividends, we may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time.
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
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
We have used and may continue to use net proceeds from our IPO to fund a portion of our dividends. See Dividends in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions" for further discussion.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no recent repurchases of our equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
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

Global Net Lease, Inc.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Timothy Salvemini
Timothy Salvemini
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 6, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith