Form 10-Q
period 2016-06-30
Global Net Lease, Inc.
filed 2016-08-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 168,977,965 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$337,863	$341,911
Buildings, fixtures and improvements	1,665,084	1,685,919
Construction in progress	—	180
Acquired intangible lease assets	510,407	518,294
Total real estate investments, at cost	2,513,354	2,546,304
Less accumulated depreciation and amortization	(179,106)	(133,329)
Total real estate investments, net	2,334,248	2,412,975
Cash and cash equivalents	40,501	69,938
Restricted cash	3,334	3,319
Derivatives, at fair value (Note 7)	6,559	5,812
Unbilled straight line rent	27,563	23,048
Prepaid expenses and other assets	17,944	15,345
Due from related parties	16	136
Deferred tax assets	2,561	2,552
Goodwill and other intangible assets, net	3,042	2,988
Credit facility deferred financing costs, net	538	4,409
Total assets	$2,436,306	$2,540,522

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($6,243 and $7,446 for June 30, 2016 and December 31, 2015, respectively)	$507,075	$524,262
Mortgage premium, net	436	676
Credit facility	673,674	717,286
Below-market lease liabilities, net	26,398	27,978
Derivatives, at fair value (Note 7)	17,245	6,028
Due to related parties	665	399
Accounts payable and accrued expenses	18,003	18,659
Prepaid rent	14,389	15,491
Deferred tax liability	4,079	4,016
Taxes payable	3,893	5,201
Dividends payable	30	407
Total liabilities	1,265,887	1,320,403
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 168,977,965 and 168,936,633 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,692	1,692
Additional paid-in capital	1,480,376	1,480,162
Accumulated other comprehensive loss	(15,819)	(3,649)
Accumulated deficit	(310,600)	(272,812)
Total stockholders' equity	1,155,649	1,205,393
Non-controlling interest	14,770	14,726
Total equity	1,170,419	1,220,119
Total liabilities and equity	$2,436,306	$2,540,522
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$51,736	$47,234	$103,247	$94,666
Operating expense reimbursements	1,460	1,834	4,903	4,371
Total revenues	53,196	49,068	108,150	99,037

Expenses:
Property operating	3,542	3,377	9,189	7,436
Operating fees to related parties	4,959	4,065	9,776	5,309
Acquisition and transaction related	27	212	(102)	1,297
Listing fees	—	18,503	—	18,503
Vesting of Class B units	—	14,480	—	14,480
Change in fair value of listing note (Note 2)	—	4,430	—	4,430
General and administrative	1,880	1,892	3,584	3,639
Equity based compensation	70	503	1,114	503
Depreciation and amortization	23,812	22,089	47,568	43,203
Total expenses	34,290	69,551	71,129	98,800
Operating income	18,906	(20,483)	37,021	237
Other income (expense):
Interest expense	(10,634)	(7,947)	(21,203)	(15,758)
Income from investments	—	—	—	7
Gains (losses) on derivative instruments	3,830	(3,736)	3,481	475
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	4,252	(508)	4,154	940
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	(11,842)	—	(2,935)
Other income	8	12	17	25
Total other expense, net	(2,544)	(24,021)	(13,551)	(17,246)
Net income (loss) before income taxes	16,362	(44,504)	23,470	(17,009)
Income taxes expense	(430)	(1,303)	(980)	(2,943)
Net income (loss)	15,932	(45,807)	22,490	(19,952)
Non-controlling interest	(169)	143	(239)	143
Net income (loss) attributable to stockholders	$15,763	$(45,664)	$22,251	$(19,809)

Basic and Diluted Earnings Per Share:
Basic and diluted net income (loss) per share attributable to stockholders	$0.09	$(0.25)	$0.13	$(0.11)
Basic and diluted weighted average shares outstanding	168,948,472	180,380,436	168,942,552	179,771,830
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,932	$(45,807)	$22,490	$(19,952)

Other comprehensive income (loss)
Cumulative translation adjustment	(201)	11,079	(86)	4,169
Designated derivatives, fair value adjustments	(3,779)	2,336	(12,214)	2,246
Other comprehensive (loss) income	(3,980)	13,415	(12,300)	6,415

Comprehensive income (loss)	$11,952	$(32,392)	$10,190	$(13,537)
Amounts attributable to non-controlling interest
Net (income) loss	(169)	143	(239)	143
Cumulative translation adjustment	2	109	1	109
Designated derivatives, fair value adjustments	40	5	129	5
Comprehensive (income) loss attributable to non-controlling interest	(127)	257	(109)	257

Comprehensive income (loss) attributable to stockholders	$11,825	$(32,135)	$10,081	$(13,280)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2015	168,936,633	$1,692	$1,480,162	$(3,649)	$(272,812)	$1,205,393	$14,726	$1,220,119
Issuance of common stock	—	—	2	—	—	2	—	2
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(60,039)	(60,039)	—	(60,039)
Equity-based compensation	41,332	—	177	—	—	177	937	1,114
Distributions to non-controlling interest holders	—	—	—	—	—	—	(967)	(967)
Net Income	—	—	—	—	22,251	22,251	239	22,490
Cumulative translation adjustment	—	—	—	(85)	—	(85)	(1)	(86)
Designated derivatives, fair value adjustments	—	—	—	(12,085)	—	(12,085)	(129)	(12,214)
Rebalancing of ownership percentage	—	—	35	—	—	35	(35)	—
Balance, June 30, 2016	168,977,965	$1,692	$1,480,376	$(15,819)	$(310,600)	$1,155,649	$14,770	$1,170,419
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$22,490	$(19,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,298	22,488
Amortization of intangibles	22,270	20,715
Amortization of deferred financing costs	4,818	3,916
Amortization of mortgage premium	(240)	(244)
Amortization of below-market lease liabilities	(1,258)	(997)
Amortization of above-market lease assets	1,136	1,164
Amortization of above- and below- market ground lease assets	111	43
Unbilled straight line rent	(5,523)	(7,989)
Vesting of Class B units	—	14,480
Equity based compensation	1,114	641
Unrealized gains on foreign currency transactions, derivatives, and other	(538)	(3,545)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(4,154)	(940)
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	2,935
Change in fair value of listing note	—	4,430
Appreciation of investment in securities	—	21
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(2,599)	887
Deferred tax assets	(9)	(324)
Accounts payable and accrued expenses	(656)	4,408
Prepaid rent	(1,102)	(361)
Deferred tax liability	414	—
Taxes payable	(1,659)	2,661
Net cash provided by operating activities	59,913	44,437
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(47,184)
Deposits for real estate acquisitions	—	616
Proceeds from termination of derivatives	—	10,055
Capital expenditures	(200)	(2,322)
Net cash used in investing activities	(200)	(38,835)
Cash flows from financing activities:
Borrowings under credit facility	—	251,572
Repayments on credit facility	(26,696)	(295,000)
Proceeds from mortgage notes payable	—	61,439
Payments on mortgage notes payable	(378)	(359)
Proceeds from issuance of common stock	2	307
Proceeds from issuance of operating partnership units	—	750
Proceeds of offering costs	—	40
Proceeds (payments) of financing costs	679	(1,397)
Dividends paid	(60,039)	(37,784)
Distributions to non-controlling interest holders	(1,344)	—
Payments on common stock repurchases, inclusive of fees	—	(2,199)
Advances from related parties, net	386	1,861
Restricted cash	(15)	1,982
Net cash used in financing activities	(87,405)	(18,788)
Net change in cash and cash equivalents	(27,692)	(13,186)
Effect of exchange rate changes on cash	(1,745)	10,144
Cash and cash equivalents, beginning of period	69,938	64,684
Cash and cash equivalents, end of period	$40,501	$61,642

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$21,079	$10,067
Cash paid for income taxes	2,287	1,022
Non-Cash Investing and Financing Activities:
Tender offer payable	—	125,000
Common stock issued through dividend reinvestment plan	—	28,578
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company operated as a non-traded REIT through June 1, 2015. On June 2, 2015 (the "Listing Date"), the Company listed its Common Stock (the "Listing") on the New York Stock Exchange ("NYSE") under the symbol "GNL".
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of June 30, 2016, the Company owned 329 properties consisting of 18.7 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 10.8 years. Based on original purchase price, 60.4% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico and 39.6% are located in Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2016, the Company has not invested in any bridge loans, mezzanine loans, preferred equity or securitized loans.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 172.3 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 1.1 million shares pursuant to its dividend reinvestment program (the "DRIP"). On April 7, 2015, in anticipation of the Listing, the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement.
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
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. As of June 30, 2016, the OP had issued 1,809,678 units of limited partnership interests ("OP Units") to limited partners other than the Company, of which 1,461,753 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 347,903 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 10 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016, other than the updates described below and the subsequent notes.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable earnings. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the United States (including Puerto Rico), United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the United States federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
In addition, the Company's international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. During the period from July 13, 2011 (date of inception) to December 31, 2012, the Company elected to be taxed as a corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because, the Company elected and qualified to be taxed as a REIT commencing with the taxable year ended December 31, 2013, it does not anticipate that any applicable deferred tax assets or liabilities will be realized.
Significant judgment is required in determining the Company's tax provision and in evaluating its tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The Company derecognizes the tax position when the likelihood of the tax position being sustained is no longer more likely than not.
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
June 30, 2016
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
Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

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

The Company recognizes current income taxes expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income taxes expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and six months ended June 30, 2016, the Company recognized an income taxes expense of $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2015, the Company recognize an income taxes expense of $1.3 million and $2.9 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.
Revision to previously issued financial statements
During the six months ended June 30, 2016, the Company identified certain historical errors in the preparation of its consolidated statements of comprehensive income (loss) and consolidated statement of changes in equity since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30 and September 30, 2015 and 2014 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within Other Comprehensive Income ("OCI") rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, management revised previously issued financial statements. The Company will revise its future presentations of OCI when the period are refiled in 2016 and 2017 for comparative purposes. The effects of these revisions are summarized below:

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2014
Cumulative translation adjustment	$(11,990)	$12,466	$476
Designated derivatives, fair value adjustments	6,082	(12,466)	(6,384)
Total OCI	$(5,908)	$—	$(5,908)

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended March 31, 2015
Cumulative translation adjustment	$(14,534)	$7,624	$(6,910)
Designated derivatives, fair value adjustments	7,534	(7,624)	(90)
Total OCI	$(7,000)	$—	$(7,000)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended June 30, 2015
Cumulative translation adjustment	$9,047	$2,032	$11,079
Designated derivatives, fair value adjustments	4,368	(2,032)	2,336
Total OCI	$13,415	$—	$13,415

(In thousands)	As originally Reported	Adjustment	As Revised
Six months ended June 30, 2015
Cumulative translation adjustment	$(5,487)	$9,656	$4,169
Designated derivatives, fair value adjustments	11,902	(9,656)	2,246
Total OCI	$6,415	$—	$6,415

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended September 30, 2015
Cumulative translation adjustment	$836	$(2,364)	$(1,528)
Designated derivatives, fair value adjustments	(6,149)	2,364	(3,785)
Total OCI	$(5,313)	$—	$(5,313)

(In thousands)	As originally Reported	Adjustment	As Revised
Nine months ended September 30, 2015
Cumulative translation adjustment	$(4,651)	$7,292	$2,641
Designated derivatives, fair value adjustments	5,753	(7,292)	(1,539)
Total OCI	$1,102	$—	$1,102

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2015
Cumulative translation adjustment	$(5,169)	$6,426	$1,257
Designated derivatives, fair value adjustments	6,982	(6,426)	556
Total OCI	$1,813	$—	$1,813

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended March 31, 2016
Cumulative translation adjustment	$2,996	$(2,930)	$66
Designated derivatives, fair value adjustments	(11,316)	2,930	(8,386)
Total OCI	$(8,320)	$—	$(8,320)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
Out-of-period adjustments
During the first and second quarters of 2015, the Company had recorded the following out-of period adjustments to correct errors from prior periods: (i) additional rental income and accrued rent of $0.3 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. The Company also recorded an out-of-period adjustment in the fourth quarter 2015 to correct an additional error in income taxes of $0.5 million relating to 2014 which resulted from errors in estimating its income tax expense. The Company concluded that these adjustments were not material to the financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments in the periods they were identified during the year ended December 31, 2015.
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

The market value used to calculate the Listing Amount was not determinable until January 2016, which was the end of a measurement period of 30 consecutive trading days, that commenced on the 180th calendar day following the Listing. The Special Limited Partner had the right to receive distributions of Net Sales Proceeds, as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner had the right, but not the obligation, to convert the entire special limited partner interest into OP Units. Those OP Units would be convertible for the cash value of a corresponding number of shares of Common Stock or, at the Company's option, a corresponding number of shares of Common Stock in accordance with the terms contained in the Second Amended and Restated Limited Partnership Agreement.
Until the amount of the Listing Note was determined, the Listing Note was considered a liability which was marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations. . The final value of the Listing Note on the maturity at January 2016 was determined to be zero.
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisor agreement, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor (see Note 12 — Share-Based Compensation). The Company

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

records equity based compensation expense associated with the awards over the requisite service period of five years. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements
Adopted:
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. We have evaluated the impact of the adoption of ASU 2015-02 on the Company's consolidated financial position and have determined under ASU 2015-02 the Company's operating ownership is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the OP's interest is considered a majority voting interest. As such, this standard will not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $7.4 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Revolving Credit Facility). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
June 30, 2016
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
June 30, 2016
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
In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update do not change the core principle of the guidance in Topic 606 but rather, clarify aspects of identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2015 and during the six months ended June 30, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	329	$2,633,562
Six Months Ended June 30, 2016	—	—
Portfolio as of June 30, 2016	329	$2,633,562
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the six months ended June 30, 2016.

(Dollar amounts in thousands)	June 30, 2015
Real estate investments, at cost:
Land	$6,867
Buildings, fixtures and improvements	31,635
Total tangible assets	38,502
Intangibles acquired:
In-place leases	8,571
Above market lease assets	166
Below market lease liabilities	(632)
Below market ground lease assets	577
Total assets acquired, net	47,184
Cash paid for acquired real estate investments	$47,184
Number of properties purchased	4

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents unaudited pro forma information as if acquisitions completed during the three and six months ended June 30, 2015 had been consummated on January 1, 2015.

(In thousands, except per share data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Pro forma revenues	$50,102	$100,752
Pro forma net loss	$(44,577)	$(17,306)
Pro forma basic and diluted net loss per share	$(0.25)	$(0.10)
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of June 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2016 (remainder)	$96,801
2017	196,511
2018	198,978
2019	201,396
2020	203,516
2021	201,556
Thereafter	925,205
$2,023,963
___________________________________________

(1)	Based on the exchange rate as of June 30, 2016.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2016 and 2015.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.

	Three Months Ended June 30,
Country	2016	2015
United Kingdom	17.6%	22.0%
United States:
Texas	11.6%	11.6%
The Company did not own properties in any other countries and states that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4 — Revolving Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $673.7 million (including £155.2 million and €288.4 million) and $717.3 million (including £160.2 million and €288.4 million) outstanding under the Credit Facility as of June 30, 2016 and December 31, 2015, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017, with an additional one-year extension option remaining, for an extension fee of $1.5 million, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of June 30, 2016, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $673.7 million, and a weighted average effective interest rate of 2.3% after giving effect to interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of June 30, 2016 and December 31, 2015 was $66.3 million and $22.7 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the extended maturity date in July 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
On June 28, 2016, the Company partially paid down the Credit Facility in the amount of $6.7 million (£5.0 million based upon an exchange rate of £1.00 to $1.33) funded with available cash on hand.
The total gross carrying value of unencumbered assets as of June 30, 2016 was $1.3 billion.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 7 — Derivatives and Hedging Activities for further discussion).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of June 30, 2016 and December 31, 2015 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2016	December 31, 2015				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$31,538	$30,976	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	32,177	31,603	2.4%	(2)	Fixed	Oct. 2020

Germany:	Rheinmetall	1	11,771	11,561	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	4,997	4,908	2.4%		Fixed	Jan. 2019
	RWE AG	3	69,406	68,169	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,841	5,737	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	29,428	28,904	1.7%	(2)	Fixed	Dec. 2019
	Total EUR denominated	12	185,158	181,858

United Kingdom:	McDonald's	1	1,018	1,125	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,607	2,882	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,357	5,922	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,035	8,882	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,210	2,443	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,031	7,772	4.5%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,544	2,813	4.4%	(2)	Fixed	Nov. 2018
	Provident Financial	1	17,075	18,875	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	25,780	28,498	4.3%	(2)	Fixed	Feb. 2019
	Aviva	1	21,025	23,242	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	10,124	11,192	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,328	6,995	3.5%	(2)	Fixed	May 2020
	Capgemini	1	7,366	8,142	3.2%	(2)	Fixed	Jun. 2020
	Fujitisu	3	33,182	36,684	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,186	4,628	3.6%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,456	2,715	3.6%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,285	4,737	3.6%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,122	5,663	3.6%	(2)	Fixed	Jul. 2020
	HBOS	3	7,218	7,979	3.6%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,579	15,010	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,179	3,514	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	12,437	13,748	3.4%	(2)	Fixed	Aug. 2020
	Total GBP denominated	40	202,144	223,461

United States:	Quest Diagnostics	1	52,800	52,800	2.5%	(3)	Variable	Sep. 2018
	Western Digital	1	17,834	17,982	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.5%	(4)	Variable	Dec. 2020
Puerto Rico:	Encanto Restaurants	18	21,832	22,057	6.3%		Fixed	Jun. 2017
	Total USD denominated	21	126,016	126,389
	Gross mortgage notes payable	73	513,318	531,708	3.0%
	Deferred financing costs, net of accumulated amortization	—	(6,243)	(7,446)	—%
	Mortgage notes payable, net of deferred financing costs	73	$507,075	$524,262	3.0%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents future scheduled aggregate principal payments on the gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2016:

(In thousands)	Future Principal Payments (1)
2016 (remainder)	$385
2017	22,936
2018	80,920
2019	185,679
2020	207,098
2021	16,300
Thereafter	—
Total	$513,318
_________________________

(1)	Based on the exchange rate as of June 30, 2016.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2016
Cross currency swaps, net (GBP & EUR)	$—	$2,555	$—	$2,555
Foreign currency forwards, net (GBP & EUR)	$—	$4,004	$—	$4,004
Interest rate swaps, net (GBP & EUR)	$—	$(17,245)	$—	$(17,245)
OPP (see Note 12)	$—	$—	$(11,000)	$(11,000)
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$3,042	$—	$3,042
Foreign currency forwards, net (GBP & EUR)	$—	$2,203	$—	$2,203
Interest rate swaps, net (GBP & EUR)	$—	$(5,461)	$—	$(5,461)
OPP (see Note 12)	$—	$—	$(14,300)	$(14,300)
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$14,300
Fair value adjustment	(3,300)
Ending balance as of June 30, 2016	$11,000
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at June 30, 2016	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$11,000	Monte Carlo Simulation	Expected volatility	23.0%
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
June 30, 2016
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

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable (1) (2)	3	$513,754	$505,768	$532,384	$534,041
Credit Facility	3	$673,674	$673,674	$717,286	$717,286
__________________________________________________________

(1)	Carrying value includes $513.3 million gross mortgage notes payable and $0.4 million mortgage premiums, net as of June 30, 2016.

(2)	Carrying value includes $531.7 million gross mortgage notes payable and $0.7 million mortgage premiums, net as of December 31, 2015.
The fair value of the gross mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions. Advances under the Credit Facility are considered to be reported at fair value due to the short-term nature of the maturity.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 7 — Derivatives and Hedging Activities
Risk Management Objective
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$—	$567
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(11,443)	(3,313)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(4,942)	(2,715)
Total		$(16,385)	$(5,461)
Derivatives not designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$1,014	$1,113
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	2,990	1,090
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(860)	—
Cross currency swaps (GBP)	Derivative assets, at fair value	948	509
Cross currency swaps (EUR)	Derivative assets, at fair value	1,607	2,533
Total		$5,699	$5,245
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2016	$6,559	$(17,245)	$—	$(10,686)	$—	$—	$(10,686)
December 31, 2015	$5,812	$(6,028)	$—	$(216)	$—	$—	$(216)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	June 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	27	$631,357	27	$697,925
Interest rate swaps (EUR)	14	536,202	16	561,282
Total	41	$1,167,559	43	$1,259,207
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company recorded losses of $0.5 million and $0.5 million of ineffectiveness in earnings, respectively. During the three and six months ended June 30, 2015, the Company recorded losses of $0.1 million and $0.1 million of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $5.9 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(5,071)	$1,694	$(14,661)	$13,209
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,333)	$(906)	$(2,591)	$(1,727)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(461)	$(62)	$(492)	$(65)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Cross Currency Swaps Previously Designated as Net Investment Hedges
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
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial US dollar equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of June 30, 2015. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency draws under the Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The undesignated portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest.
As of June 30, 2016, total foreign currency advances under the Credit Facility were approximately $528.2 million, which reflects advances of £155.2 million ($207.9 million based upon an exchange rate of £1.00 to $1.34, as of June 30, 2016) and advances of €288.4 million ($320.3 million based upon an exchange rate of €1.00 to $1.11, as of June 30, 2016).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Prior to May 16, 2015, foreign currency advances, which were comprised of $92.1 million of Pound Sterling ("GBP") draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of Euro ("EUR") draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $11.8 million and $2.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, total outstanding draws under the Credit Facility denominated in foreign currency was $528.2 million, and total net investments in real estate denominated in foreign currency was $440.2 million, this resulted in an undesignated excess position of $88.0 million (comprised of £36.5 million and €35.2 million draws). The Company recorded gains of $4.3 million and $4.2 million for the three and six months ended June 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. The Company recorded losses of $0.5 million and gains of $0.9 million for the three and six months ended June 30, 2015, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the quarter ended June 30, 2016.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the third quarter 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $0.5 million during the three and six months ended June 30, 2015 (see Note 2 — Summary of Significant Accounting Policies). The Company recorded total gains of $3.8 million and $3.5 million on the non-designated hedges for the three and six months ended June 30, 2016, respectively. The Company recorded total losses of $3.7 million and gains of $0.5 million on the non-designated hedges for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	33	$20,610	40	$6,628
Foreign currency forwards (EUR - USD)	19	29,859	15	6,139
Cross currency swaps (GBP - USD)	7	66,978	9	82,843
Cross currency swaps (EUR - USD)	5	101,660	5	99,847
Interest rate swaps (EUR)	2	35,269	—	—
Total	66	$254,376	69	$195,457

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $18.9 million. As of June 30, 2016, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of June 30, 2016 and

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

December 31, 2015, the Company had 168,977,965 and 168,936,633, respectively, shares of Common Stock outstanding, including shares issued under the dividend reinvestment plan (the "DRIP"), but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
Monthly Dividends and Change to Payment Dates
The Company pays dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units, Class B units and LTIP Units as dividends.
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

(In thousands)	Future Ground Lease Payments
2016 (remainder)	$666
2017	1,330
2018	1,330
2019	1,330
2020	1,330
2021	1,330
Thereafter	41,994
Total	$49,310
The Company incurred rent expense on ground leases of $0.3 million and $0.6 million during the three and six months ended June 30, 2016. There was no ground rent expense during the three and six months ended June 30, 2015.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of June 30, 2016 and December 31, 2015, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of June 30, 2016 and December 31, 2015, the Company had $16,000 and $0.1 million of receivable from related parties entities and $0.7 million and $0.4 million of payable to related parties, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. As of June 30, 2016, the Advisor held a total of 1,461,753 OP Units, the Service Provider held a total of 347,903 OP Units and the Special Limited Partner, a limited partner, held 22 OP Units.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On June 2, 2015, the Advisor and the Service Provider exchanged 1,726,323 previously-issued Class B units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. The OP made distributions to partners other than the Company of $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively. No such distributions were paid during the three and six months ended June 30, 2015.
In addition, in connection with the OPP, the Company has paid $0.2 million and $0.7 million in distributions related to LTIP Units during the three and six months ended June 30, 2016, respectively, which are included in non-controlling interest in the consolidated of changes in equity. As of June 30, 2016, the Company had no unpaid distributions relating to LTIP distributions. As of December 31, 2015, the Company had $0.4 million of unpaid LTIP distributions. No such distributions were paid during the three and six months ended June 30, 2015.
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
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"), parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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
Until the Listing, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate, the board of directors had approved the issuance of 1,726,323 Class B units to the Advisor and the Service Provider in connection with this arrangement. The Advisor and the Service Provider received distributions on unvested Class B units equal to the dividend rate received on the Company's Common Stock. Subsequent to the Listing, the Company recorded OP Unit distributions which are included in consolidated statement of changes in stockholders' equity. The Company has recorded

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

distributions on issued Class B units in the amounts of $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively. From April 1, 2015 to the Listing Date, the Advisor was paid for its asset management services in cash.
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

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) Net income adjusted for the following items (to the extent they are included in Net income): (a) real estate related depreciation and amortization; (b) Net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gains (or losses) from the sale of Investments; (h) impairment losses on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in Net income; (o) unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures. (ii) divided by the weighted average outstanding shares of Common Stock on a fully diluted basis for such period.

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
The Property Manager provides property management and leasing services for properties owned by the Company, for which the Company pays fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2016		December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$128	$—	$—	$—	$708	$—	$—		$—
Financing coordination fees (2)	—	—	498	—	—	—	498	—	—		466
Ongoing fees:
Asset management fees (3)	4,500	—	4,501	—	9,000	—	4,501	—	217	(5)	217
Property management and leasing fees (4)	1,022	563	1,009	612	1,935	1,159	2,013	1,205	186		91
Total related party operational fees and reimbursements	$5,522	$563	$6,136	$612	$10,935	$1,159	$7,720	$1,205	$403	(6)	$774
___________________________________________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statement of operations and comprehensive income (loss).

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
From January 1, 2013 to April 1, 2015, the Company caused the OP to issue to the Advisor (subject to periodic approval by the board of directors) restricted performance based Class B units for asset management services, which would vest if certain conditions occur. At the Listing Date, all Class B units held by the Advisor converted to OP Units. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From the Listing Date, the Advisor received asset management fees in cash in accordance with the Advisory Agreement. No Incentive Compensation was incurred for the three and six months ended June 30, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of June 30, 2016.

(6)
In addition, as of June 30, 2016 due to related parties includes $0.3 million, of which $0.1 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.1 million to Advisor and RCS which are recorded within general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2016 and are not reflected in the table above.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2016 and 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2016 and 2015, the Advisor absorbed some of the property management fees. During the three and six months ended June 30, 2016 and 2015, there were no property operating and general administrative expenses absorbed by the Advisor.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). On April 22, 2016, the Company terminated its agreement with DST and entered into a definitive agreement American Stock Transfer and Trust Company, LLC ("AST") appointing AST as the Company's side transfer agent and registrar.
During the three and six months ended June 30, 2016, the Company has incurred approximately $0.1 million and $0.1 million of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2016 and December 31, 2015, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Prior to April 8, 2015, the RSP provided for the automatic grant of 3,000 restricted shares of Common Stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, the Company amended the RSP ("the Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five-years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the board of directors.
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
The following table reflects restricted share award activity for the six months ended June 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	187,938	$8.57
Granted	—	—
Vested	(41,332)	8.59
Unvested, June 30, 2016	146,606	$8.56

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. Compensation expense related to restricted stock was approximately $0.1 million and $0.1 million during the three and six months ended June 30, 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of June 30, 2016, the Company had $1.2 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 3.8 years.
Multi-Year Outperformance Agreement
In connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 9,041,801 long term incentive plan units ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
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
On June 2, 2016, no LTIP units were earned by the Advisor under the terms of the OPP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation (income) expense related to the OPP was $(18,000) and $0.9 million for the three and six months ended June 30, 2016. Compensation expense related to the OPP was $0.5 million for the three and six months ended June 30, 2015. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions made per OP Unit. The Company has paid $0.2 million and $0.7 million, respectively in distributions related to LTIP Units during the three and six months ended June 30, 2016, which is included in non-controlling interest in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2016 and 2015, respectively.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net income attributable to stockholders	$15,763	$(45,664)	$22,251	$(19,809)
Adjustments to net income attributable to stockholders for common share equivalents	(193)	—	(388)	—
Adjusted net income attributable to stockholders	$15,570	$(45,664)	$21,863	$(19,809)

Basic and diluted net income per share attributable to stockholders	$0.09	$(0.25)	$0.13	$(0.11)
Basic and diluted weighted average shares outstanding	168,948,472	180,380,436	168,942,552	179,771,830
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's nonvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the nonvested RSUs and LTIPs from the numerator.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Diluted net income per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three and six months ended June 30, 2016 and 2015, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted stock	146,606	—	146,606	—
OP Units (1)	1,809,678	1,809,678	1,809,678	1,809,678
Class B units	—	—	—	—
OPP (LTIP Units)	9,041,801	—	9,041,801	—
Total anti-dilutive common share equivalents	10,998,085	1,809,678	10,998,085	1,809,678
____________________________________

(1)	OP Units include 1,726,323 converted Class B units, 83,333 OP Units issued to the Advisor, and 22 OP Units issued to the Special Limited Partner.

Conditionally issuable shares relating to the OPP award (See Note 12 — Share Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three and six months ended June 30, 2016 because no units or shares would have been issued based on the stock price at June 30, 2016.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as previously disclosed or disclosed below.
On August 4, 2016, the Company's board has approved the exchange of 1,726,323 OP Units on a one-for one basis for 1,726,323 of Company’s Common Stock, which will occur in third quarter 2016.
Merger Agreement
On August 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Global Trust II, Inc. (“Global Trust II”), American Realty Capital Global II Operating Partnership, L.P. (“Global OP II”) (collectively “Global II”) and Mayflower Acquisition LLC, a Maryland limited liability company and a wholly owned subsidiary of the Company.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each outstanding share of Common Stock, including restricted shares of Common Stock, of Global Trust II, $0.01 par value per share, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global Trust II, will be converted into the right to receive 2.27 shares of Common Stock of the Company, par value $0.01 per share, at the effective time of the merger. Additionally, each outstanding unit of limited partnership interest and Class B interest of Global OP II issued and outstanding immediately prior to the merger will be converted into 2.27 shares of Company Common Stock, at the effective time of the merger.
The completion of the merger is subject to various conditions, including, among other things, the approval of the merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of a majority of the votes of the Company’s common stockholders cast at a meeting of the Company's common stockholders, a quorum being present, and the approval of the merger and the other transactions contemplated by the Merger Agreement by the common stockholders of Global Trust II holding a majority of the outstanding shares of Global Trust II. Each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the merger agreement, including, among other things, the Company’s obligation to prepare and file a registration statement on Form S-4 to register the offer and sale of shares of Company Common Stock to be issued pursuant to the merger agreement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company and Global II have made certain customary representations and warranties and covenants for transactions of this type, including with respect to the conduct of business by each of the Company and Global II prior to the closing. Notably, under the terms of the merger agreement, Global II may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions until September 22, 2016 (“Go Shop Period”), and thereafter, until the receipt of the approval of the merger and the Merger Agreement by the stockholders of Global Trust II., Global II may continue to participate in such discussions with any third party who submitted a bona fide proposal prior to the end of the Go Shop Period that has not been withdrawn and where the special committee of the Global II’s board of directors has determined in good faith that such proposal has resulted in, or would be reasonably expected to lead to, a Superior Proposal (as defined in the Merger Agreement). Following the Go Shop Period, certain covenants prohibit Global Trust II from initiating, soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.
The Merger Agreement also includes certain termination rights for both the Company and Global II and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company or Global II may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an aggregate amount of $5.0 million.
If Global II, or the Company in certain circumstances, terminates the Merger Agreement, Global II would be required to pay the Company a termination fee equal to $6.0 million, or a termination fee equal to $1.2 million in the case of a termination due to Global II’s entry into and recommendation of a qualified Superior Proposal within fifteen (15) days after the end of the Go Shop Period as described in the merger agreement.
The Company and Global II each were sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide investment and advisory services to the Company and Global II pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of, the Merger Agreement, the Sponsor and its affiliates will have the vesting of certain of their restricted interests in Global Trust II and Global OP II accelerated.
On August 8, 2016, the Company, through the OP, executed a bridge facility commitment letter (“Bridge Commitment”) in connection with the merger transaction for a total commitment of $150.0 million for a term of 364 days from date of the merger transaction. Amounts drawn on the Bridge Commitment are subject to interest at Libor plus 3.25% per annum with a minimum floor of 4.00%. The margin rate of 3.25% per annum will increase by 0.75% 90 days after the date of funding and increases by 0.75% every 90 days thereafter with a maximum increase rate of 2.25%. The Bridge Commitment requires a 1.50% fee of the commitment amount upon execution and a fee equal to 0.375% of the commitments 180 days after signing. The Bridge Commitment is subject to a duration fee of 1.0% on outstanding draws 90 days after the date of funding. In addition, the Bridge Commitment requires a repayment fee of 0.5% on repayments made within 30 days of funding and a repayment fee of 1.0% fee on repayments made after 30 days after funding. The Bridge Commitment is subject to cross default provisions with the Company’s Credit Facility.
As of June 30, 2016, Global II owns 16 properties with an aggregate of 4.2 million rentable square feet with properties located in the United States, United Kingdom, France, Germany, The Netherlands and Luxembourg.

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

•
The revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe may decline as a result of the non binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (the “Brexit” vote).

•	Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the Brexit vote.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the Brexit vote.

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
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of June 30, 2016, we owned 329 net leased commercial properties consisting of 18.7 million rentable square feet. Based on original purchase price, 60.4% of our properties are located in the United States (U.S.) and the Commonwealth of Puerto Rico, 20.8% are located in continental Europe, and 18.8% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 10.8 years.
Substantially all of our business is conducted through the OP. As of June 30, 2016, the Advisor owned 1,461,753 units of limited partnership interests in the OP ("OP Units"), Moor Park Capital Partners LLP (the "Service Provider") owned 347,903 OP Units and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") owned 22 OP Units. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares, at the Company's option. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We are externally managed by our Advisor and our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties, and have received compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing. Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
As more fully discussed in Note 14 to our consolidated financial statements, on August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Global Trust II, Inc. (Global Trust II), and entered into a $150.0 million bridge facility commitment letter to be utilized for the transaction.
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
As of June 30, 2016 and December 31, 2015, our cumulative straight line rents receivable in the consolidated balance sheets were $27.6 million and $23.1 million, respectively. For the three and six months ended June 30, 2016, our rental revenue included impacts of unbilled rental revenue of $2.7 million and $5.5 million, respectively, to adjust contractual rent to straight line rent. For the three and six months ended June 30, 2015, our rental revenue included impacts of unbilled rental revenue of $3.5 million and $7.9 million, respectively, to adjust contractual rent to straight line rent.

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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of June 30, 2016 and December 31, 2015. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. No properties were designated as held for sale as of June 30, 2016 and December 31, 2015.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment as of June 30, 2016, we determined that the goodwill is not impaired and no further analysis is required.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of our foreign operations expose us to fluctuations in foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. dollar. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.
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
Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	7.7
Wickes Building Supplies I	May 2013	UK	1	29,679	8.3
Everything Everywhere	Jun. 2013	UK	1	64,832	11.0
Thames Water	Jul. 2013	UK	1	78,650	6.2
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	10.5
PPD Global Labs	Aug. 2013	US	1	76,820	8.4
Northern Rock	Sep. 2013	UK	2	86,290	7.2
Kulicke & Soffa	Sep. 2013	US	1	88,000	7.3
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	12.4
Con-way Freight	Nov. 2013	US	7	105,090	7.4
Wolverine	Dec. 2013	US	1	468,635	6.6
Western Digital	Dec. 2013	US	1	286,330	4.4
Encanto	Dec. 2013	PR	18	65,262	9.0
Rheinmetall	Jan. 2014	GER	1	320,102	7.5
GE Aviation	Jan. 2014	US	1	369,000	9.5
Provident Financial	Feb. 2014	UK	1	117,003	19.4
Crown Crest	Feb. 2014	UK	1	805,530	22.6
Trane	Feb. 2014	US	1	25,000	7.4
Aviva	Mar. 2014	UK	1	131,614	13.0
DFS Trading	Mar. 2014	UK	5	240,230	13.7
GSA I	Mar. 2014	US	1	135,373	6.1
National Oilwell Varco	Mar. 2014	US	1	24,450	7.1
Talk Talk	Apr. 2014	UK	1	48,415	8.7
OBI DIY	Apr. 2014	GER	1	143,633	7.4
GSA II	Apr. 2014	US	2	24,957	6.7
DFS Trading	Apr. 2014	UK	2	39,331	13.7
GSA III	Apr. 2014	US	2	28,364	9.0
GSA IV	May 2014	US	1	33,000	9.1
Indiana Department of Revenue	May 2014	US	1	98,542	6.5
National Oilwell Varco II (2)	May 2014	US	1	23,475	13.5
Nissan	May 2014	US	1	462,155	12.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
GSA V	Jun. 2014	US	1	26,533	6.8
Lippert Components	Jun. 2014	US	1	539,137	10.2
Select Energy Services I	Jun. 2014	US	3	135,877	10.5
Bell Supply Co I	Jun. 2014	US	6	79,829	12.5
Axon Energy Products	Jun. 2014	US	3	213,634	10.6
Lhoist	Jun. 2014	US	1	22,500	6.5
GE Oil & Gas	Jun. 2014	US	2	69,846	7.2
Select Energy Services II	Jun. 2014	US	4	143,417	10.4
Bell Supply Co II	Jun. 2014	US	2	19,136	12.5
Superior Energy Services	Jun. 2014	US	2	42,470	8.0
Amcor Packaging	Jun. 2014	UK	7	294,580	8.4
GSA VI	Jun. 2014	US	1	6,921	7.8
Nimble Storage	Jun. 2014	US	1	164,608	5.3
FedEx -3-Pack	Jul. 2014	US	3	338,862	6.2
Sandoz, Inc.	Jul. 2014	US	1	154,101	10.1
Wyndham	Jul. 2014	US	1	31,881	8.8
Valassis	Jul. 2014	US	1	100,597	6.8
GSA VII	Jul. 2014	US	1	25,603	8.4
AT&T Services	Jul. 2014	US	1	401,516	10.1
PNC - 2-Pack	Jul. 2014	US	2	210,256	13.1
Fujitisu	Jul. 2014	UK	3	162,888	10.4
Continental Tire	Jul. 2014	US	1	90,994	6.1
Achmea	Jul. 2014	NETH	2	190,252	7.5
BP Oil	Aug. 2014	UK	1	2,650	9.3
Malthurst	Aug. 2014	UK	2	3,784	9.4
HBOS	Aug. 2014	UK	3	36,071	9.1
Thermo Fisher	Aug. 2014	US	1	114,700	8.2
Black & Decker	Aug. 2014	US	1	71,259	5.6
Capgemini	Aug. 2014	UK	1	90,475	6.8
Merck & Co.	Aug. 2014	US	1	146,366	9.2
Dollar Tree - 65-Pack (3)	Aug. 2014	US	65	541,472	13.2
GSA VIII	Aug. 2014	US	1	23,969	8.1
Garden Ridge	Sep. 2014	US	4	564,910	13.2
Waste Management	Sep. 2014	US	1	84,119	6.5
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	7.9
HP Enterprise Services	Sep. 2014	UK	1	99,444	9.7
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	6.3
FedEx Freight	Sep. 2014	US	1	11,501	7.8
Hotel Winston	Sep. 2014	NETH	1	24,283	13.2
Dollar General - 39-Pack	Sep. 2014	US	39	369,644	11.8
FedEx III	Sep. 2014	US	2	221,260	8.0
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	8.2
Kuka	Sep. 2014	US	1	200,000	8.0
CHE Trinity	Sep. 2014	US	2	373,593	6.4
FedEx IV	Sep. 2014	US	2	255,037	6.6
GE Aviation	Sep. 2014	US	1	102,000	6.5
DNV GL	Oct. 2014	US	1	82,000	8.7
Bradford & Bingley	Oct. 2014	UK	1	120,618	13.3
Rexam	Oct. 2014	GER	1	175,615	8.7
FedEx V	Oct. 2014	US	1	76,035	8.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
C&J Energy	Oct. 2014	US	1	96,803	9.8
Family Dollar II (3)	Oct. 2014	US	34	282,730	13.3
Panasonic	Oct. 2014	US	1	48,497	12.1
Onguard	Oct. 2014	US	1	120,000	7.5
Metro Tonic	Oct. 2014	GER	1	636,066	9.3
Axon Energy Products	Oct. 2014	US	1	26,400	8.3
Tokmanni	Nov. 2014	FIN	1	800,834	17.2
Fife Council	Nov. 2014	UK	1	37,331	7.6
Family Dollar III (3)	Nov. 2014	US	2	16,442	13.2
GSA IX	Nov. 2014	US	1	28,300	5.8
KPN BV	Nov. 2014	NETH	1	133,053	10.5
RWE AG	Nov. 2014	GER	3	594,415	8.4
Follett School	Dec. 2014	US	1	486,868	8.5
Quest Diagnostics	Dec. 2014	US	1	223,894	8.2
Family Dollar IV (3)	Dec. 2014	US	1	8,030	13.2
Diebold	Dec. 2014	US	1	158,330	5.5
Dollar General	Dec. 2014	US	1	12,406	11.7
Weatherford Intl	Dec. 2014	US	1	19,855	9.3
AM Castle	Dec. 2014	US	1	127,600	8.3
FedEx VI	Dec. 2014	US	1	27,771	8.2
Constellium Auto	Dec. 2014	US	1	320,680	13.4
C&J Energy II	Mar. 2015	US	1	125,000	9.8
Fedex VII	Mar. 2015	US	1	12,018	8.3
Fedex VIII	Apr. 2015	US	1	25,852	8.3
Fresenius	May 2015	US	1	10,155	13.7
Fresenius	Jul. 2015	US	1	6,192	14.0
Crown Group	Aug. 2015	US	3	295,974	19.1
Crown Group	Aug. 2015	US	3	642,595	19.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	13.5
JIT Steel Services	Sep. 2015	US	2	126,983	13.5
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	9.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	13.3
FedEx Ground	Sep. 2015	US	1	91,029	9.0
Office Depot	Sep. 2015	NETH	1	206,331	12.7
Finnair	Sep. 2015	FIN	4	656,275	8.2
Total			329	18,739,733	10.8
_____________________________________

(1)	Remaining lease term in years as of June 30, 2016.

(2)	The Company has expanded the property in September 2015 by purchasing additional 15,975 square feet with 14.0 years of remaining lease term as of June 30, 2016.

(3)	On July 6, 2015, the tenant's name has changed from Family Dollar to Dollar Tree due to an acquisition by Dollar Tree.
Results of Operations
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
Rental Income
Rental income was $51.7 million and $47.2 million for the three months ended June 30, 2016 and 2015, respectively. The significant increase in rental income was driven primarily by our acquisition of 18 properties since June 30, 2015, for an aggregate purchase price of $0.2 billion.
Operating Expense Reimbursements

Operating expense reimbursements were $1.5 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in the latter part of 2015.
Property Operating Expenses
Property operating expenses were $3.5 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by our acquisition of 18 properties since June 30, 2015, most of which are triple net leases.
Operating Fees to Related Parties
Operating fees to related parties were $5.0 million for the three months ended June 30, 2016, compared to $4.1 million for three months ended June 30, 2015. Operating fees to related parties represent compensation to our Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated our Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B units at a price of $9.00 per unit for asset management services. These Class B units converted to OP Units as of the Listing.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2016 and 2015, property management fees were $1.0 million and $1.0 million, respectively. The Property Manager elected to waive $0.6 million and $0.6 million of the property management fees for the three months ended June 30, 2016 and 2015, respectively. There was no Incentive Compensation incurred for the three months ended June 30, 2016.
Acquisition and Transaction Related Costs
We recognized $27,000 of acquisition and transaction costs related to reversal of prior period estimates for obligations settled during the three months ended June 30, 2016. Acquisition and transaction related expenses for the three months ended June 30, 2015 of $0.2 million were incurred related to the two properties acquired during that period with an aggregate purchase price of $8.5 million.
Listing Fees
During the three months ended June 30, 2016, the Company did not incur any listing related fees in association with the Listing. During the three months ended June 30, 2015, the Company paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B units
There was no additional expense realized during the three months ended June 30, 2016 relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. Vesting of Class B units expense was $14.5 million for the three months ended June 30, 2015, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The Listing Note fair value was zero as of its maturity in January 2016. The change of $4.4 million for the three months ended June 30, 2015, represents the valuation change of the Listing Note. The Listing Note measurement was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations. The Listing Note measurement ended in January 2016 and no amounts were payable pursuant to its terms. Accordingly, the Listing Note will have no further affect on our operations.
General and Administrative Expense
General and administrative expense of $1.9 million for the three months ended June 30, 2016, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the three months ended June 30, 2015 was $1.9 million.
Equity Based Compensation
During the three months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.5 million, respectively, of expense related to equity-based compensation primarily related to the amortization of the OPP and $0.1 million related to amortization of restricted shares granted to our independent directors for the three months ended June 30, 2016. During the three months ended June 30, 2015, the amortization of restricted shares were deemed immaterial and were recorded in general administrative expenses.

Depreciation and Amortization
Depreciation and amortization expense was $23.8 million and $22.1 million for the three months ended June 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates. The increase in depreciation and amortization is due to a full period of depreciation and amortization on our properties in 2016 compared to only a partial period of depreciation and amortization in 2015 for 22 of our properties acquired in 2015.
Interest Expense
Interest expense was $10.6 million and $7.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings and additional draws under our credit facility to fund our 2015 property acquisitions. In addition, during 2015, we encumbered an additional 36 properties via mortgages and we have incurred full quarter interest expense for such financings.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the three months ended June 30, 2016 and 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates.
The gains of $3.8 million and losses of $3.7 million on derivative instruments for the three months ended June 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The gains of $4.3 million and losses of $0.5 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2016 and 2015, respectively, relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments.
We had no unrealized gains/losses on non-functional foreign currency advances not designated as net investment hedges for the three months ended June 30, 2016. The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the three months ended June 30, 2015 were $11.8 million. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $0.4 million and $1.3 million for the three months ended June 30, 2016, and 2015, respectively.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
Rental Income
Rental income was $103.2 million and $94.7 million for the six months ended June 30, 2016 and 2015, respectively. The significant increase in rental income was driven primarily by our acquisition of 18 properties since June 30, 2015, for an aggregate purchase price of $0.2 billion.
Operating Expense Reimbursements
Operating expense reimbursements were $4.9 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in the latter part of 2015.
Property Operating Expenses
Property operating expenses were $9.2 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by our acquisition of 18 properties since June 30, 2015, most of which are triple net leases.

Operating Fees to Related Parties
Operating fees to related parties were $9.8 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated our Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B units at a price of $9.00 per unit for asset management services. The Class B units converted to OP Units as of the Listing.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2016 and 2015, property management fees were $1.9 million and $2.0 million, respectively. The Property Manager elected to waive $1.2 million and $1.2 million of the property management fees for the six months ended June 30, 2016 and 2015, respectively. There was no Incentive Compensation incurred for the six months ended June 30, 2016.
Acquisition and Transaction Related Costs
We recognized $(0.1) million of acquisition and transaction costs related to reversal of prior year estimates for obligations settled during the six months ended June 30, 2016. Acquisition and transaction related expenses for the six months ended June 30, 2015 of $1.3 million were incurred related to the four properties acquired during that period with an aggregate purchase price of $47.2 million.
Listing Fees
During the six months ended June 30, 2016, we did not incur any listing related fees in association with the Listing. During the six months ended June 30, 2015, we paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B units
There was no additional expense realized during the six months ended June 30, 2016 relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. Vesting of Class B units expense was $14.5 million for the six months ended June 30, 2015, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing and on June 2, 2015, the Class B units were converted to OP Units on a one-to-one basis.
Change in Fair Value of Listing Note
The Listing Note fair value was zero as of its maturity in January 2016. The change of $4.4 million for the six months ended June 30, 2015, represents the valuation change of the Listing Note. The Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations. The Listing Note measurement ended in January 2016 and no amounts were payable pursuant to its terms. Accordingly, the Listing Note will have no further affect on our operations.
General and Administrative Expense
General and administrative expense of $3.6 million for the six months ended June 30, 2016, primarily included board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expense for the six months ended June 30, 2015 was approximately $3.6 million.
Equity Based Compensation
During the six months ended June 30, 2016 and 2015, we recognized $1.1 million and $0.5 million, respectively, of expense related to equity-based compensation primarily related to the amortization of the OPP and $0.2 million related to amortization of restricted shares granted to our independent directors for the six months ended June 30, 2016. During the six months ended June 30, 2015, the amortization of restricted shares were deemed immaterial and were recorded in general administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $47.6 million and $43.2 million for the six months ended June 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates. The increase in depreciation and amortization is due to a full period of depreciation and amortization on our properties in 2016 compared to only a partial period of depreciation and amortization in 2015 for 22 of our properties acquired in 2015.
Interest Expense
Interest expense was $21.2 million and $15.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings and additional draws under our credit facility to fund our 2015 property acquisitions. In addition, during 2015, we encumbered an additional 36 properties via mortgages and we have incurred two quarters interest expense for such financings.

We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day to day foreign currency fluctuations for the six months ended June 30, 2016 and 2015, reflecting the limited effect of day to day movements in foreign currency exchange rates.
The gains of $3.5 million and $0.5 million on derivative instruments for the six months ended June 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The gains of $4.2 million and $0.9 million on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2016 and 2015, respectively, relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments.
We had no unrealized gains/losses on non-functional foreign currency advances not designated as net investment hedges for the six months ended June 30, 2016. The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the six months ended June 30, 2015 were $2.9 million. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $1.0 million and $2.9 million for the three months ended June 30, 2016, and 2015, respectively.
Cash Flows for Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $59.9 million. The level of cash flows provided by operating activities is driven by rental income received, operating fees to related parties paid for asset management fees and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the six months ended June 30, 2016 reflect a net income of $22.5 million adjusted for non-cash items of $47.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium, amortization of above/below-market lease and ground lease assets and liabilities, unbilled straight line rent and equity based compensation) and working capital items of $5.6 million.
Net cash used in investing activities during the six months ended June 30, 2016 was $0.2 million.
Net cash used in financing activities of $87.4 million during the six months ended June 30, 2016 related to net advances from related parties of $0.4 million, partially offset by repayments on credit facility of $26.7 million, mortgage notes payable of $0.4 million. Other payments included dividends to stockholders of $60.0 million and distributions to non-controlling interest holders of $1.3 million.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $44.4 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, vesting of asset management fees in the form of Class B units, and the amount of interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2015 also included $1.3 million of acquisition and transaction related costs.
Net cash used in investing activities during the six months ended June 30, 2015 of $38.8 million, primarily related to our acquisition of four properties with an aggregate base purchase price of $47.2 million, which were partially funded with borrowings under our credit facility.
Net cash used in financing activities of $18.8 million during the six months ended June 30, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.3 million, borrowings under credit facility of $251.6 million and net advances from related parties of $1.9 million, partially offset by Common Stock repurchases of $2.2 million and repayments on credit facility of $295.0 million and dividends to stockholders of $37.8 million.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $40.5 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
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
As of June 30, 2016, we have a revolving credit facility that currently permits us to borrow up to $740.0 million. The initial maturity date of the credit facility was July 25, 2016. On July 25, 2016, we extended the maturity date of the credit facility to July 25, 2017, with an additional one-year extension option remaining, for an extension fee of $1.5 million, subject to certain conditions. See Note 4 — Revolving Credit Facility to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of June 30, 2016, total outstanding advances under the credit facility were $673.7 million. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2016 was $66.3 million.
As of June 30, 2016, we had secured gross mortgage notes payable and mortgage premium of $513.8 million and outstanding advances under our credit facility of $673.7 million. Our debt leverage ratio was 45.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2016.
As more fully discussed in Note 14 to our consolidated financial statements, on August 8, 2016, we entered into the Merger Agreement with Global Trust II, and entered into a $150.0 million bridge facility commitment letter to be utilized for the transaction.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of June 30, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves.
On April 7, 2015, our board of directors approved the termination of our Share Repurchase Program (“SRP”). We processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and as of and for the six months ended June 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	12,139,854	$10.49
Redemptions	—	—
Cumulative repurchases as of June 30, 2016	12,139,854	$10.49
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
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition and other transaction related fees and expenses and certain other expenses that negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the ability to fund dividends or distributions in the future, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance including relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2016
Net income attributable to stockholders (in accordance with GAAP)	$15,763	$22,251
Depreciation and amortization	23,812	47,568
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(252)	(504)
FFO (as defined by NAREIT) attributable to stockholders	39,323	69,315
Acquisition and transaction fees	27	(102)
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	1
Core FFO attributable to stockholders	39,350	69,214
Non-cash equity based compensation	70	1,114
Non-cash portion of interest expense	2,400	4,818
Straight-line rent	(2,722)	(5,523)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	(27)	(11)
Eliminate unrealized gains on foreign currency transactions (1)	(2,347)	(538)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(4,252)	(4,154)
Amortization of mortgage premium	(119)	(240)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	74	48
AFFO attributable to stockholders	$32,427	$64,728

Summary
FFO (as defined by NAREIT) attributable to stockholders	$39,323	$69,315
Core FFO attributable to stockholders	$39,350	$69,214
AFFO attributable to stockholders	$32,427	$64,728
______________________________

(1)
For the three months ended March 31, 2016, losses on foreign currency transactions were $0.3 million which were comprised of unrealized losses of $1.8 million offset by realized gains of $1.5 million. For the six months ended June 30, 2016, gains on foreign currency transactions were $3.4 million, comprised of unrealized gains of $0.5 million and realized gains of $2.9 million. For AFFO purposes, we add back unrealized losses.

Dividends
We pay dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.
During the six months ended June 30, 2016, dividends paid to common stockholders were $61.4 million, inclusive of $1.3 million of distributions paid for OP Units and LTIP Units. During the six months ended June 30, 2016, cash used to pay dividends was generated from cash flows from operations and cash available on hand.

The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended June 30, 2016
	March 31, 2016		June 30, 2016
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to stockholders in cash	$30,020		$30,019		$60,039
Other (1)	857		487		1,344
Total dividends	$30,877		$30,506		$61,383

Source of dividend coverage:
Cash flows provided by operations	$28,130	91.1%	$30,506	100.0%	$58,636	95.5%
Available cash on hand	2,747	8.9%	—	—%	2,747	4.5%
Total sources of dividend coverage	$30,877	100.0%	$30,506	100.0%	$61,383	100.0%

Cash flows provided by operations (GAAP basis)	$28,130		$31,783		$59,913

Net income attributable to stockholders (in accordance with GAAP)	$6,488		$15,763		$22,251
______________________________

(1)	Includes distributions paid of $0.6 million for the OP Units and $0.7 million to the participating LTIP Units during the three and six months ended June 30, 2016.
The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through June 30, 2016:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	June 30, 2016
Dividends paid:
Common stockholders (1)	$269,754
Vested restricted stockholders in cash	20
Other (2)	1,986
Total dividends paid	$271,760

Reconciliation of net loss:
Revenues	$410,846
Acquisition and transaction-related expenses	(97,422)
Listing fees	(18,653)
Vesting of Class B units	(14,480)
Equity based compensation	(3,459)
Depreciation and amortization	(180,158)
Other operating expenses	(76,479)
Income tax benefit (expense)	(5,438)
Other non-operating expense	(55,294)
Non-controlling interest	(289)
Net loss attributable to stockholders (in accordance with GAAP) (3)	$(40,826)
______________________________

(1)	For the period from July 13, 2011 (date of inception) through June 30, 2016, we received $74.8 million of proceeds from Common Stock issued under the DRIP.

(2)	Includes distributions paid of $0.6 million for the OP Units and $0.7 million to the participating LTIP Units during the six months ended June 30, 2016.

(3)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at June 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$513,318	$22,142	$162,923	$312,149	$16,104
Interest on mortgage notes payable (1)	52,042	15,513	25,894	10,565	70
Principal on credit facility (2)	673,674	—	673,674	—	—
Interest on credit facility (1)	16,259	15,217	1,042	—	—
Operating ground lease rental payments due	49,310	1,330	2,661	2,661	42,658
Total (3) (4)	$1,304,603	$54,202	$866,194	$325,375	$58,832
_________________________

(1)	Based on interest rates at June 30, 2016.

(2)
The initial maturity date of the credit facility was July 25, 2016 with two one-year extension options. Subsequent to June 30, 2016, we extended the maturity date of the credit facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2016, which consisted primarily of the Euro and British Pounds. At June 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Credit Facility
On July 25, 2013, we through the OP, entered into a credit facility (the "Credit Facility"). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. We had $673.7 million and $717.3 million outstanding under the Credit Facility as of June 30, 2016 and December 31, 2015, respectively.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of our investments during the periods reflected in the consolidated statements of operations. See Note 7 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 9 — Commitments and Contingencies and Contractual Obligations for details).
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
Generally, we do not use derivative instruments to hedge credit risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $17.2 million (Note 6 — Fair Value of Financial Instruments).
As of June 30, 2016, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, with a total carrying value of $1.2 billion and a total estimated fair value of $1.2 billion and a weighted average effective interest rate per annum of 2.6%. At June 30, 2016, a significant portion (approximately 63.7%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at June 30, 2016 ranged from 1.6% to 6.3%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 1.9% to 2.5%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2016:

(In thousands)		Fixed-rate debt (1)		Variable-rate debt (1)	Total Debt
2016 (remainder)	(2)	$—	(2)	$—	$—
2017		352,178		344,346	696,524
2018		27,784		52,800	80,584
2019		185,323		—	185,323
2020		173,177		33,550	206,727
2021		17,834		—	17,834
Thereafter		—		—	—
Total		$756,296		$430,696	$1,186,992
_________________________

(1)	Amounts are based on the exchange rate at June 30, 2016, as applicable.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. Subsequent to June 30, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $1.9 million or an aggregate decrease of $4.0 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2016 would increase or decrease by $4.3 million and $1.2 million, respectively for each respective 1% change in annual interest rates.

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
The Company has designated all current foreign currency draws as net investment hedges to the extent of the Company’s net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, the Company reflects the effects of changes in currency on such excess in earnings. As of June 30, 2016, the Company had draws of £36.5 million and €35.2 million in excess of its net investments (Note 7 — Derivatives and Hedging Activities).
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $4.0 million at June 30, 2016 (Note 6 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$20,278	$16,160	$36,438
2017	40,797	33,976	74,773
2018	41,099	34,665	75,764
2019	41,404	35,326	76,730
2020	41,688	35,965	77,653
2021	41,956	36,637	78,593
Thereafter	196,949	239,017	435,966
Total	$424,171	$431,746	$855,917
_______________________

(1)	Based on the exchange rate as of June 30, 2016.

Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of June 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	—	1,018	1,018
2018	—	27,784	27,784
2019	121,443	63,880	185,323
2020	63,715	109,462	173,177
2021	—	—	—
Thereafter	—	—	—
Total	$185,158	$202,144	$387,302

Future Debt Service Payments (1) (2)
Credit Facility (3)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	320,315	207,909	528,224
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$320,315	$207,909	$528,224
_______________________

(1)	Based on the exchange rate as of June 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2016.

(3)
The initial maturity of our Credit Facility was July 25, 2016 with two one-year extension options. Subsequent to June 30, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions (Note 4 — Revolving Credit Facility). Borrowings under our Credit Facility in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 7 — Derivatives and Hedging Activities).

We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of June 30, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price, the majority of our properties are located in the U.S. (60.4%) and 39.6% are in Europe. The majority of our directly owned real estate properties and related loans are located in the United States and the Commonwealth of Puerto Rico (61.6%) and the remaining are in Finland (7.1%), Germany (9.3%), The Netherlands (4.3%) and United Kingdom (17.6%) of our annualized rental income at June 30, 2016. No individual tenant accounted for more than 10% of our annualized rental income at June 30, 2016. At June 30, 2016, our directly owned real estate properties contain significant concentrations in the following asset types: office (54%), industrial/distribution (30%), retail (15%) and other (1%).

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The United Kingdom’s departure from the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe, and may, among other things, adversely affect our ability to secure debt financing and service future debt obligations.
 The United Kingdom held a non binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. If the United Kingdom exits the European Union, the effects will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

•	adversely affect European and worldwide economic and market conditions;

•	adversely affect commercial property market rental rates in the United Kingdom and continental Europe, which could impair our ability to pay dividends to our stockholders;

•	adversely affect commercial property market values in the United Kingdom and continental Europe;

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could impair our ability to acquire properties and may reduce the price for which we are able to sell properties we have acquired; and

•	create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.
Each of these effects may occur regardless of whether the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.
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
Our cash flows provided by operations were $59.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid dividends of $61.4 million, inclusive of $1.3 million of distributions paid for OP Units and LTIP Units, or 95.5%, which was funded from cash flows from operations. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund dividends.
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
Timothy Salvemini
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 8, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger, dated as of August 8, 2016, among Global Net Lease, Inc., American Realty Capital Global Trust II, Inc., Mayflower Acquisition, LLC, Global Net Lease Operating Partnership, L.P. and American Realty Capital Global Trust II Operating Partnership, L.P.

10.45 *
Omnibus Amendment and Reaffirmation dated as of July 25, 2016, among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco LLC, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A.

10.46 *	Form of Restricted Stock Unit Award Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith
(1)     Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.