Form 10-Q
period 2016-09-30
Global Net Lease, Inc.
filed 2016-11-09
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 170,242,113 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$327,548	$341,911
Buildings, fixtures and improvements	1,633,826	1,685,919
Construction in progress	—	180
Acquired intangible lease assets	496,907	518,294
Total real estate investments, at cost	2,458,281	2,546,304
Less accumulated depreciation and amortization	(199,130)	(133,329)
Total real estate investments, net	2,259,151	2,412,975
Cash and cash equivalents	50,273	69,938
Restricted cash	3,660	3,319
Derivatives, at fair value (Note 7)	4,996	5,812
Unbilled straight-line rent	29,588	23,048
Prepaid expenses and other assets	17,103	15,345
Due from related parties	16	136
Deferred tax assets	2,565	2,552
Goodwill and other intangible assets, net	3,071	2,988
Assets held for sale, net	31,984	—
Deferred financing costs, net	3,816	4,409
Total assets	$2,406,223	$2,540,522

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($5,719 and $7,446 for September 30, 2016 and December 31, 2015, respectively)	$502,808	$524,262
Mortgage premium, net	315	676
Credit facility	671,023	717,286
Below-market lease liabilities, net	25,669	27,978
Derivatives, at fair value (Note 7)	16,093	6,028
Due to related parties	680	399
Accounts payable and accrued expenses	17,058	18,659
Prepaid rent	14,040	15,491
Deferred tax liability	4,113	4,016
Taxes payable	3,596	5,201
Dividends payable	30	407
Total liabilities	1,255,425	1,320,403
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 170,242,113 and 168,936,633 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,705	1,692
Additional paid-in capital	1,488,996	1,480,162
Accumulated other comprehensive loss	(15,259)	(3,649)
Accumulated deficit	(331,754)	(272,812)
Total stockholders' equity	1,143,688	1,205,393
Non-controlling interest	7,110	14,726
Total equity	1,150,798	1,220,119
Total liabilities and equity	$2,406,223	$2,540,522
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$50,756	$47,836	$154,003	$142,502
Operating expense reimbursements	2,495	2,416	7,398	6,787
Total revenues	53,251	50,252	161,401	149,289

Expenses:
Property operating	4,201	3,329	13,390	10,695
Operating fees to related parties	4,862	4,902	14,638	10,211
Acquisition and transaction related	2,479	4,680	2,377	5,977
Listing fees	—	—	—	18,503
Vesting of Class B Units	—	—	—	14,480
Change in fair value of listing note (Note 2)	—	(1,050)	—	3,380
General and administrative	1,714	2,040	5,298	5,734
Equity based compensation	1,293	1,917	2,407	2,435
Depreciation and amortization	23,482	22,949	71,050	66,152
Total expenses	38,031	38,767	109,160	137,567
Operating income	15,220	11,485	52,241	11,722
Other income (expense):
Interest expense	(8,914)	(9,041)	(30,117)	(24,799)
Income from investments	—	8	—	15
Realized losses on investment securities	—	(66)	—	(66)
Gains on dispositions of real estate investments	1,320	—	1,320	—
Gains on derivative instruments	375	2,310	3,856	2,785
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	1,459	1,505	5,613	2,445
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	—	—	(2,935)
Other income (expense)	4	(10)	21	15
Total other expense, net	(5,756)	(5,294)	(19,307)	(22,540)
Net income (loss) before income tax	9,464	6,191	32,934	(10,818)
Income tax expense	(448)	(703)	(1,428)	(3,646)
Net income (loss)	9,016	5,488	31,506	(14,464)
Non-controlling interest	(73)	(56)	(312)	87
Net income (loss) attributable to stockholders	$8,943	$5,432	$31,194	$(14,377)

Basic and Diluted Earnings Per Share:
Basic and diluted net income (loss) per share attributable to stockholders	$0.05	$0.03	$0.18	$(0.08)
Basic and diluted weighted average shares outstanding	169,390,187	168,948,345	169,092,853	176,124,355
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Net income (loss)	$9,016	$5,488	$31,506	$(14,464)

Other comprehensive income (loss)
Cumulative translation adjustment	(188)	(1,528)	(274)	2,641
Designated derivatives, fair value adjustments	762	(3,785)	(11,452)	(1,539)
Other comprehensive income (loss)	574	(5,313)	(11,726)	1,102

Comprehensive income (loss)	$9,590	$175	$19,780	$(13,362)
Amounts attributable to non-controlling interest
Net (income) loss	(73)	(56)	(312)	87
Cumulative translation adjustment	4	177	5	286
Designated derivatives, fair value adjustments	(18)	(81)	111	(76)
Comprehensive (income) loss attributable to non-controlling interest	(87)	40	(196)	297

Comprehensive income (loss) attributable to stockholders	$9,503	$215	$19,584	$(13,065)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2015	168,936,633	$1,692	$1,480,162	$(3,649)	$(272,812)	$1,205,393	$14,726	$1,220,119
Conversion of OP Units to common stock (Note 1)	1,264,148	13	9,264	—	—	9,277	(9,277)	—
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(90,136)	(90,136)	—	(90,136)
Equity-based compensation	41,332	—	266	—	—	266	2,141	2,407
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,372)	(1,372)
Net Income	—	—	—	—	31,194	31,194	312	31,506
Cumulative translation adjustment	—	—	—	(269)	—	(269)	(5)	(274)
Designated derivatives, fair value adjustments	—	—	—	(11,341)	—	(11,341)	(111)	(11,452)
Rebalancing of ownership percentage	—	—	(696)	—	—	(696)	696	—
Balance, September 30, 2016	170,242,113	$1,705	$1,488,996	$(15,259)	$(331,754)	$1,143,688	$7,110	$1,150,798
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$31,506	$(14,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,770	34,901
Amortization of intangibles	33,280	31,251
Amortization of deferred financing costs	5,769	6,056
Amortization of mortgage premium	(361)	(367)
Amortization of below-market lease liabilities	(1,882)	(1,506)
Amortization of above-market lease assets	1,688	1,741
Amortization of above- and below- market ground lease assets	125	69
Bad debt expense	160	—
Unbilled straight-line rent	(8,059)	(11,573)
Vesting of Class B Units	—	14,480
Equity based compensation	2,407	2,435
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	1,068	(4,357)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(5,613)	(2,445)
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	2,935
Gains on sale of real estate investments	(1,320)	—
Change in fair value of listing note	—	3,380
Appreciation of investment in securities	—	27
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(1,918)	(3,495)
Deferred tax assets	(13)	(803)
Accounts payable and accrued expenses	(1,601)	4,332
Prepaid rent	(1,451)	638
Deferred tax liability	448	—
Taxes payable	(1,956)	3,166
Net cash provided by operating activities	90,047	66,401
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(223,074)
Deposits for real estate acquisitions	—	773
Proceeds from termination of derivatives	—	10,055
Capital expenditures	(200)	(10,242)
Proceeds from sale of real estate investments	13,414	—
Proceeds from redemption of investment securities	—	463
Net cash provided by (used in) investing activities	13,214	(222,025)
Cash flows from financing activities:
Borrowings under credit facility	16,485	476,208
Repayments on credit facility	(42,136)	(370,617)
Proceeds from mortgage notes payable	—	207,914
Payments on mortgage notes payable	(561)	(535)
Proceeds from issuance of common stock	—	420
Proceeds from issuance of operating partnership units	—	750
Proceeds from offering costs	—	49
Proceeds (payments) of financing costs	(2,905)	(4,612)
Dividends paid	(90,136)	(68,062)
Distributions to non-controlling interest holders	(1,749)	(321)
Payments on common stock repurchases, inclusive of fees	—	(2,313)
Payments on share repurchases related to Tender Offer	—	(125,000)
Advances from related parties, net	401	990
Restricted cash	(341)	2,028
Net cash (used in) provided by financing activities	(120,942)	116,899
Net change in cash and cash equivalents	(17,681)	(38,725)
Effect of exchange rate changes on cash	(1,984)	6,121
Cash and cash equivalents, beginning of period	69,938	64,684
Cash and cash equivalents, end of period	$50,273	$32,080

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$25,588	$16,122
Cash paid for income taxes	3,027	3,081
Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$31,933
Conversion of OP Units to common stock (Note 1)	9,277	—
Common stock issued through dividend reinvestment plan	—	28,578

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of September 30, 2016, the Company owned 326 properties consisting of 18.6 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 10.5 years. Based on original purchase price, 60.2% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico and 39.8% are located in Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2016, the Company has not invested in any mezzanine loans, preferred equity or securitized loans.
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
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. At Listing, the OP had issued 1,809,678 units of limited partnership interests ("OP Units") to limited partners other than the Company, of which 1,461,753 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 347,903 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 10 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual investors, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. The Company had 545,530 of OP Units outstanding as of September 30, 2016.
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
The Company and American Realty Capital Global Trust II, Inc. ("Global II"), an affiliate of the Sponsor, have entered into an agreement and plan of merger, dated as of August 8, 2016, as it may be amended from time to time ("the Merger Agreement). Pursuant to the Merger Agreement, Global II will merge with and into a direct wholly owned subsidiary of the Company (the "Merger Sub"), at which time the separate existence of Global II will cease and the Company will be the parent of the Merger Sub (the "Merger").
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), will merge with the OP, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers").

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Pursuant to the Merger Agreement, each outstanding share of Global II's common stock, including restricted shares of common stock, par value $0.01 per share ("Global II Common Stock"), other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, will be converted into the right to receive 2.27 shares of Common Stock of the Company (the "Merger Consideration").
In addition, in connection with the Partnership Merger, each outstanding unit of limited partnership interest, including the Class B Units (as defined in Note 10 — Related Party Transactions), of the Global II OP will be converted into the right to receive 2.27 shares of the Company's Common Stock. Based on the closing price of the Company's Common Stock on October 31, 2016 of $7.41 and the number of shares of outstanding Global II Common Stock on September 30, 2016, the aggregate value of the Merger Consideration to be received by Global II stockholders would be approximately $212.6 million.
The completion of the Mergers are subject to various conditions, including, among other things, the approval of the Mergers and the other transactions contemplated by the Merger Agreement by the affirmative vote of a majority of the votes of the Company’s stockholders cast at a meeting of the Company’s common stockholders, a quorum being present, and the approval of the Merger and the other transactions contemplated by the Merger Agreement by Global II’s common stockholders holding a majority of the outstanding shares of Global II Common Stock.
The Merger Agreement also includes certain termination rights for both the Company and Global II and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company or Global II may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an aggregate amount of $5.0 million.
If Global II, or the Company in certain circumstances, terminates the Merger Agreement, Global II would be required to pay the Company a termination fee equal to $6.0 million.
The Company and Global II each were sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide investment and advisory services to the Company and Global II pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of, the Merger Agreement, the Sponsor and its affiliates will have the vesting of certain of their restricted interests in Global II and the Global II OP accelerated.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016, other than the updates described below and the subsequent notes.
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
September 30, 2016
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and nine months ended September 30, 2016, the Company recognized an income tax expense of $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2015, the Company recognize an income tax expense of $0.7 million and $3.6 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Assets held for sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company's estimate of the net sales price of the assets.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.
Revision to previously issued financial statements
During the six months ended June 30, 2016, the Company identified certain historical errors in the preparation of its consolidated statements of comprehensive income (loss) and consolidated statement of changes in equity since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30 and September 30, 2015 and 2014 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within Other Comprehensive Income ("OCI") rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, management revised previously issued financial statements. The Company will revise its future presentations of OCI when the periods are refiled in 2016 and 2017 for comparative purposes. The effects of these revisions are summarized below:

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Classification correction
During the quarter ended March 31, 2016, the Company identified that one of its bank accounts was legally restricted but had been erroneously classified as cash and cash equivalents rather than as restricted cash in its balance sheets and cash flow statements since 2014 and impacted the quarterly financial statements for the periods ended June 30 and September 30, 2014 and the year ended December 31, 2014. The account had a balance of $1.7 million at December 31, 2015. The Company evaluated the impact to all periods and concluded that prior financial statements were not materially misstated and the impact to the current period financial statements was not material. The Company correctly classified this bank account as restricted cash at March 31, 2016 and reflected a cash out-flow from financing activities for $1.7 million during the three months ended March 31, 2016.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Until the amount of the Listing Note was determined, the Listing Note was considered a liability which was marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations. The final value of the Listing Note on maturity at January 2016 was determined to be zero.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $7.4 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Credit Borrowings). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, early application is permitted. The Company believes that adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230) guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In October 2016, the FASB issued ASU 2016-17 Interest Held through Related Parties that Are under Common Control (Topic 810) guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments and Properties Held for Sale
The following table reflects the number and related base purchase prices of properties remaining as of December 31, 2015 and during the nine months ended September 30, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	329	$2,633,562
Dispositions for the nine months ended September 30, 2016	(3)	(12,843)
Portfolio as of September 30, 2016	326	$2,620,719
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the date of purchase, where applicable.
The Company concluded that the properties sold and held for sale do not represent a strategic shift in operations and as a result are not considered to be discontinued operations. During the nine months ended September 30, 2016, the Company sold its properties located in Hephzibah, Georgia ("Fresenius II"), Raleigh, North Carolina ("Garden Ridge"), and Spencerville, Ohio ("Dollar General") and entered into 10 purchase and sales agreements to sell 30 properties which are scheduled to be sold during the fourth quarter of 2016. The following table summarizes the properties sold during the three and nine months ended September 30, 2016 and properties that are classified as assets held for sale as of September 30, 2016. The Company did not sell any real estate assets during the three and nine months ended September 30, 2015.

Portfolio	State	Disposition Date	Number of Properties	Square Feet	Contract Sales Price	Gains on Sale (1)
					(In thousands)	(In thousands)
Properties Sold
Fresenius II	Georgia	September 2, 2016	1	6,192	$3,333	$483
Garden Ridge	North Carolina	September 29, 2016	1	119,258	9,190	803
Dollar General	Ohio	September 29, 2016	1	9,026	1,423	34
Total			3	134,476	$13,946	$1,320
Assets Held for Sale
Dollar General - Choctaw	Oklahoma	October 13, 2016	1	9,100	1,497	(2)
Dollar General - 15-Pack	(3)	October 28, 2016	15	145,938	21,661	(2)
Family Dollar - 8-Pack	Florida	October 13, 2016	8	63,510	13,239	(2)
Total			24	218,548	$36,397	$—
________________________________________________

(1)	Reflected within gains on dispositions of real estate investments in the consolidated statements of operations for the nine months ended September 30, 2016

(2)	Property sold subsequent to September 30, 2016 and therefore gain (loss) on sale is not disclosed above.

(3)	Consists of properties sold in Pennsylvania, Ohio and Oklahoma.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The sale of Fresenius II, Garden Ridge and Dollar General did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Fresenius II, Garden Ridge and Dollar General remain classified within continuing operations for all periods presented until the respective dates of their sale.
The following table details the major classes of assets associated with the above 24 assets classified as held for sale as of September 30, 2016.

(In thousands)	September 30, 2016
Real estate held for sale, at cost:
Land	$6,521
Buildings, fixtures and improvements	19,071
Acquired intangible lease assets	8,833
Total real estate held for sale, at cost	34,425
Less accumulated depreciation and amortization	(2,441)
Real estate assets held for sale, net	$31,984
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the nine months ended September 30, 2016.

(Dollar amounts in thousands)	September 30, 2015
Real estate investments, at cost:
Land	$23,831
Buildings, fixtures and improvements	190,314
Total tangible assets	214,145
Intangibles acquired:
In-place leases	45,736
Above market lease assets	1,002
Below market lease liabilities	(7,181)
Below market ground lease assets	3,409
Above market ground lease liabilities	(2,104)
Total assets acquired, net	255,007
Mortgage notes payable used to acquire real estate investments	(31,933)
Cash paid for acquired real estate investments	$223,074
Number of properties purchased	22
The following table presents unaudited pro forma information as if acquisitions completed during the three and nine months ended September 30, 2015 had been consummated on January 1, 2015.

(In thousands, except per share data)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Pro forma revenues	$53,727	$161,841
Pro forma net income	$11,635	$3,474
Pro forma basic and diluted net income per share	$0.07	$0.02

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2016 (remainder)	$47,177
2017	190,475
2018	193,487
2019	195,904
2020	198,041
2021	196,057
Thereafter	947,472
$1,968,613
___________________________________________

(1)	Based on the exchange rates as of September 30, 2016.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of September 30, 2016 and 2015.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.

	September 30,
Country or State	2016	2015
United Kingdom	17.3%	19.6%
United States:
Texas	11.2%	11.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4 — Credit Borrowings
Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $671.0 million (including £160.2 million and €278.9 million) and $717.3 million (including £160.2 million and €288.4 million) outstanding under the Credit Facility as of September 30, 2016 and December 31, 2015, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017, with an additional one-year extension option remaining, for an extension fee of $1.5 million, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of September 30, 2016, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $671.0 million, and a weighted average effective interest rate of 2.4% after giving effect to interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of September 30, 2016 and December 31, 2015 was $69.0 million and $22.7 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the extended maturity date in July 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility. In October 2016, the Company paid down $25.0 million of its US dollar advances.
The total gross carrying value of unencumbered assets as of September 30, 2016 was $1.5 billion.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 7 — Derivatives and Hedging Activities for further discussion).
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter, pursuant to which UBS Securities LLC and UBS AG, Stamford Branch agreed to provide a $150.0 million senior secured bridge loan facility (the "Bridge Loan Facility") for a term of 364 days from date of the merger transaction. Amounts drawn on the Bridge Loan Facility are subject to interest at LIBOR plus 3.25% per annum with a minimum floor of 4.00%. The margin rate of 3.25% per annum will increase by 0.75% 90 days after the date of funding and increases by 0.75% every 90 days thereafter with a maximum increase rate of 2.25%. The Bridge Loan Facility requires a 1.50% fee of the commitment amount upon execution and a fee equal to 0.375% of the commitments 180 days after signing. The Bridge Loan Facility is subject to a duration fee of 1.0% on outstanding draws 90 days after the date of funding. In addition, the Bridge Loan Facility requires a repayment fee of 0.5% on repayments made within 30 days of funding and a repayment fee of 1.0% fee on repayments made after 30 days after funding. The Bridge Loan Facility is subject to cross default provisions with the Company’s Credit Facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5 — Mortgage Notes Payable
Mortgage notes payable as of September 30, 2016 and December 31, 2015 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2016	December 31, 2015				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$31,840	$30,976	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	32,485	31,603	2.4%	(2)	Fixed	Oct. 2020

Germany:	Rheinmetall	1	11,884	11,561	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,045	4,908	2.4%		Fixed	Jan. 2019
	RWE AG	3	70,070	68,169	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,897	5,737	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	29,710	28,904	1.7%	(2)	Fixed	Dec. 2019
	Total EUR denominated	12	186,931	181,858

United Kingdom:	McDonald's	1	986	1,125	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,525	2,882	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,188	5,922	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	7,782	8,882	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,140	2,443	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	6,809	7,772	4.5%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,464	2,813	4.4%	(2)	Fixed	Nov. 2018
	Provident Financial	1	16,537	18,875	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	24,968	28,498	4.3%	(2)	Fixed	Feb. 2019
	Aviva	1	20,363	23,242	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	9,806	11,192	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,128	6,995	3.5%	(2)	Fixed	May 2020
	Capgemini	1	7,134	8,142	3.2%	(2)	Fixed	Jun. 2020
	Fujitisu	3	32,129	36,684	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,055	4,628	3.6%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,378	2,715	3.6%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,150	4,737	3.6%	(2)	Fixed	Jul. 2020
	Talk Talk	1	4,961	5,663	3.6%	(2)	Fixed	Jul. 2020
	HBOS	3	6,991	7,979	3.6%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,151	15,010	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,079	3,514	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	12,045	13,748	3.4%	(2)	Fixed	Aug. 2020
	Total GBP denominated	40	195,769	223,461

United States:	Quest Diagnostics	1	52,800	52,800	2.5%	(3)	Variable	Sep. 2018
	Western Digital	1	17,759	17,982	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.5%	(4)	Variable	Dec. 2020
Puerto Rico:	Encanto Restaurants	18	21,718	22,057	6.3%		Fixed	Jun. 2017
	Total USD denominated	21	125,827	126,389
	Gross mortgage notes payable	73	508,527	531,708	3.0%
	Deferred financing costs, net of accumulated amortization	—	(5,719)	(7,446)	—%
	Mortgage notes payable, net of deferred financing costs	73	$502,808	$524,262	3.0%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.
The following table presents future scheduled aggregate principal payments on the gross mortgage notes payable over the next five calendar years and thereafter as of September 30, 2016:

(In thousands)	Future Principal Payments (1)
2016 (remainder)	$197
2017	22,904
2018	80,045
2019	184,828
2020	204,253
2021	16,300
Thereafter	—
Total	$508,527
_________________________

(1)	Based on the exchange rates as of September 30, 2016.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2016
Cross currency swaps, net (GBP & EUR)	$—	$1,606	$—	$1,606
Foreign currency forwards, net (GBP & EUR)	$—	$3,390	$—	$3,390
Interest rate swaps, net (GBP & EUR)	$—	$(16,093)	$—	$(16,093)
OPP (see Note 12)	$—	$—	$(12,400)	$(12,400)
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$3,042	$—	$3,042
Foreign currency forwards, net (GBP & EUR)	$—	$2,203	$—	$2,203
Interest rate swaps, net (GBP & EUR)	$—	$(5,461)	$—	$(5,461)
OPP (see Note 12)	$—	$—	$(14,300)	$(14,300)
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$14,300
Fair value adjustment	(1,900)
Ending balance as of September 30, 2016	$12,400
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at September 30, 2016	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$12,400	Monte Carlo Simulation	Expected volatility	25.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from related parties, accounts payable and dividends payable approximate their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable (1) (2)	3	$508,842	$500,768	$532,384	$534,041
Credit Facility	3	$671,023	$671,023	$717,286	$717,286
__________________________________________________________

(1)	Carrying value includes $508.5 million gross mortgage notes payable and $0.3 million mortgage premiums, net as of September 30, 2016.

(2)	Carrying value includes $531.7 million gross mortgage notes payable and $0.7 million mortgage premiums, net as of December 31, 2015.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivatives assets, at fair value	$—	$567
Interest rate swaps (GBP)	Derivatives liabilities, at fair value	(10,486)	(3,313)
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(4,769)	(2,715)
Total		$(15,255)	$(5,461)
Derivatives not designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$336	$1,113
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	3,055	1,090
Interest rate swaps (EUR)	Derivatives liabilities, at fair value	(838)	—
Cross currency swaps (GBP)	Derivative assets, at fair value	683	509
Cross currency swaps (EUR)	Derivative assets, at fair value	922	2,533
Total		$4,158	$5,245
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2016	$4,996	$(16,093)	$—	$(11,097)	$—	$—	$(11,097)
December 31, 2015	$5,812	$(6,028)	$—	$(216)	$—	$—	$(216)
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company draws foreign currency advances under its Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (See Note 4 — Credit Borrowings). As further discussed below, in conjunction with the restructuring of the cross currency swaps on February 4, 2015, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility. The Company separately designated each foreign currency draw as a net investment hedge under ASC 815. Effective May 17, 2015, the Company modified the hedging relationship and designated all current and future foreign currency draws as net investment hedges.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	September 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	18	$403,626	27	$697,925
Interest rate swaps (EUR)	10	397,866	16	561,282
Total	28	$801,492	43	$1,259,207
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recorded gains of $0.3 million and losses $0.2 million of ineffectiveness in earnings, respectively. During the three and nine months ended September 30, 2015, the Company recorded losses of $23,000 and $0.1 million of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $6.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(487)	$(5,045)	$(15,148)	$8,119
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,329)	$(1,170)	$(3,920)	$(567)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$318	$(23)	$(174)	$(89)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial US dollar equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of September 30, 2015. The gain will remain in the cumulative translation adjustment until such time as the net investments are sold or substantially liquidated in accordance with ASC 830. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
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
As of September 30, 2016, total foreign currency advances under the Credit Facility were approximately $520.6 million, which reflects advances of £160.2 million ($207.8 million based upon an exchange rate of £1.00 to $1.30, as of September 30, 2016) and advances of €278.9 million ($312.7 million based upon an exchange rate of €1.00 to $1.12, as of September 30, 2016).
Prior to May 16, 2015, foreign currency advances, which were comprised of $92.1 million of Pound Sterling ("GBP") draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of Euro ("EUR") draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $2.9 million for the nine months ended September 30, 2015. As of September 30, 2016, total outstanding draws under the Credit Facility denominated in foreign currency was $520.6 million, and total net investments in real estate denominated in foreign currency was $430.3 million, this resulted in an undesignated excess position of $90.3 million (comprised of £44.2 million and €29.4 million draws) at the previously mentioned exchange rates. The Company recorded gains of 1.2 million and 5.8 million for the three and nine months ended September 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. The Company recorded gains of $1.5 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the three and nine months ended September 30, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the third quarter 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $1.1 million during the three and nine months ended September 30, 2015 (see Note 2 — Summary of Significant Accounting Policies). The Company recorded total gains of $0.4 million and $3.9 million on the non-designated hedges for the three and nine months ended September 30, 2016, respectively. The Company recorded total gains of $2.3 million and $2.8 million on the non-designated hedges for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	23	$18,851	40	$6,628
Foreign currency forwards (EUR - USD)	15	28,219	15	6,139
Cross currency swaps (GBP - USD)	4	48,136	9	82,843
Cross currency swaps (EUR - USD)	5	102,632	5	99,847
Interest rate swaps (EUR)	2	35,607	—	—
Total	49	$233,445	69	$195,457

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.8 million. As of September 30, 2016, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of September 30, 2016 and December 31, 2015, the Company had 170,242,113 and 168,936,633, respectively, shares of Common Stock outstanding, including shares issued under the DRIP, but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. On September 2, 2016, 1,264,148 OP Units were converted to Common Stock, of which 916,231 were issued to individual investors, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. The Company had 545,530 of OP Units outstanding as of September 30, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, pursuant to the Merger Agreement, if the Merger is consummated, each outstanding share of Global II Common Stock, including restricted shares, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, will be converted into the right to receive 2.27 shares of Common Stock of the Company in connection with the Mergers. Additionally, each outstanding unit of limited partnership interest, including the Class B Units, of the Global II OP will be converted into the right to receive 2.27 shares of the Company's Common Stock. Based on the closing price of the Company's Common Stock on October 31, 2016 of $7.41 and the number of shares of outstanding Global II Common Stock on September 30, 2016, the aggregate value of the Merger Consideration to be received by Global II stockholders would be approximately $212.6 million.
In connection with Merger, the Company incurred Merger related costs of $2.5 million and $2.7 million which are reflected in the acquisition and transaction costs during the three and nine months ended September 30, 2016, respectively.
Monthly Dividends and Change to Payment Dates
The Company pays dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units, Class B Units and LTIP Units (as defined in Note 12 — Share-Based Compensation) as dividends.
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

(In thousands)	Future Ground Lease Payments
2016 (remainder)	$336
2017	1,343
2018	1,343
2019	1,343
2020	1,343
2021	1,343
Thereafter	42,390
Total	$49,441
The Company incurred rent expense on ground leases of $0.4 million and $1.0 million during the three and nine months ended September 30, 2016. There was $26,000 and $0.1 million of ground rent expense during the three and nine months ended September 30, 2015.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 10 — Related Party Transactions
As of September 30, 2016 and December 31, 2015, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of September 30, 2016 and December 31, 2015, the Company had $16,000 and $0.1 million of receivable from related parties entities and $0.7 million and $0.4 million of payable to related parties, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. At Listing, the Advisor held a total of 1,461,753 OP Units, the Service Provider held a total of 347,903 OP Units, and the Special Limited Partner held 22 OP Units. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual investors, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. As of September 30, 2016, the Company had 545,530 OP Units outstanding.
On June 2, 2015, the Advisor and the Service Provider exchanged 1,726,323 previously-issued Class B Units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. The OP made distributions to partners other than the Company of $0.3 million and $1.0 million during the three and nine months ended September 30, 2016, respectively. The Company paid $0.3 million of OP Unit distributions during the three and nine months ended September 30, 2015.
In addition, in connection with the OPP, the Company paid $0.2 million and $0.9 million in distributions related to LTIP Units during the three and nine months ended September 30, 2016, respectively, which are included in non-controlling interest in the consolidated statement of changes in equity. As of September 30, 2016, the Company had no unpaid distributions relating to LTIP distributions. As of December 31, 2015, the Company had $0.4 million of unpaid LTIP distributions. No such distributions were paid during the three and nine months ended September 30, 2015.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. AR Global indirectly owns 90% of the membership interests in our Advisor and Mr. Bowman, our chief executive officer and president, directly owns the other 10% of the membership interests in our Advisor.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Until the Listing, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP ("Class B Units"), which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B Units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate, the board of directors had approved the issuance of 1,726,323 Class B Units to the Advisor and the Service Provider in connection with this arrangement. The Advisor and the Service Provider received distributions on unvested Class B units equal to the dividend rate received on the Company's Common Stock. Subsequent to the Listing, the Company recorded OP Unit distributions which are included in consolidated statement of changes in stockholders' equity. The Company has recorded distributions on issued Class B Units in the amount of $0.3 million for the nine months ended September 30, 2015. From April 1, 2015 to the Listing Date, the Advisor was paid for its asset management services in cash.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2016		December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$14	$—	$—	$—	$722	$—	$—		$—
Financing coordination fees (2)	—	—	325	—	—	—	823	—	—		466
Ongoing fees:
Asset management fees (3)	4,500	—	4,500	—	13,500	—	9,001	—	217	(5)	217
Property management and leasing fees (4)	933	571	986	697	2,868	1,730	2,999	1,921	230		91
Total related party operational fees and reimbursements	$5,433	$571	$5,825	$697	$16,368	$1,730	$13,545	$1,921	$447	(6)	$774
___________________________________________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
From January 1, 2013 to April 1, 2015, the Company caused the OP to issue to the Advisor (subject to periodic approval by the board of directors) restricted performance based Class B Units for asset management services, which would vest if certain conditions occur. At the Listing Date, all Class B Units held by the Advisor converted to OP Units. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From the Listing Date, the Advisor received asset management fees in cash in accordance with the Advisory Agreement. No Incentive Compensation was incurred for the three and nine months ended September 30, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of September 30, 2016.

(6)
In addition, as of September 30, 2016 due to related parties includes $0.2 million, of which $0.1 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.1 million to Advisor and RCS, which are recorded within general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2016, are not reflected in the table above.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2016 and 2015.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016 and 2015, the Advisor absorbed some of the property management fees. During the three and nine months ended September 30, 2016 and 2015, there were no property operating and general administrative expenses absorbed by the Advisor.
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
During the three and nine months ended September 30, 2016, the Company has incurred approximately $2,000 and $0.1 million of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the consolidated statements of operations.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
In connection with the Sale of any investment, subject to the terms in section 6(i) of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net Gain recognized by the Company in connection such sale (the Gain Fee). The Gain Fee shall be calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee will be calculated by aggregating all of the Gains and Losses from the preceding month. During the three and nine months ended September 30, 2016, the Company has sold 3 properties and calculated the Gain Fee due to the Advisor, as defined in the Advisory Agreement, of $0.2 million. In addition, the Sale shall not include any transaction or series of transactions specified in clause 6(i)(A), (B), or (C) in which the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2016 and December 31, 2015, no stock options were issued under the Plan.
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
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. In connection with the Listing, the Company's board of directors also approved a one-time retention grant of 40,000 RSUs to each of the directors valued at $8.52 per unit, which vest over a five-year period. On July 13, 2015, the Company granted an annual retainer to each of its independent directors comprising of 50% (or $0.1 million) in cash and 50% (or 7,352) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, the Company granted $0.1 million in non executive chair compensation in cash and 50% (or 5,882) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. On August 18, 2016, the Company granted an annual retainer to each of its independent directors comprising of 50% (or $0.1 million) and 50% (or 8,642) in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, the Company granted $0.1 million in non executive chair compensation in cash and 50% (or 6,981) in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the nine months ended September 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	187,938	$8.57
Granted	32,907	7.52
Vested	(41,274)	8.59
Unvested, September 30, 2016	179,571	$8.37
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2016, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. Compensation expense related to restricted stock was approximately $0.1 million and $0.1 million during the three and nine months ended September 30, 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of September 30, 2016, the Company had $1.2 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 4.0 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation (income) expense related to the OPP was $1.2 million and $2.1 million for the three and nine months ended September 30, 2016. Compensation expense related to the OPP was $1.8 million and $2.3 million for the three and nine months ended September 30, 2015. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions made per OP Unit. The Company has paid $0.2 million and $0.9 million, respectively in distributions related to LTIP Units during the three and nine months ended September 30, 2016, which is included in non-controlling interest in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2016 and 2015, respectively.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net income (loss) attributable to stockholders	$8,943	$5,432	$31,194	$(14,377)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(190)	(249)	(577)	(249)
Adjusted net income (loss) attributable to stockholders	$8,753	$5,183	$30,617	$(14,626)

Basic and diluted net income (loss) per share attributable to stockholders	$0.05	$0.03	$0.18	$(0.08)
Basic and diluted weighted average shares outstanding	169,390,187	168,948,345	169,092,853	176,124,355
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Diluted net income per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three and nine months ended September 30, 2016 and 2015, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock	179,571	187,938	179,571	187,938
OP Units (1)	545,530	1,809,678	545,530	1,809,678
Class B Units	—	—	—	—
OPP (LTIP Units)	9,041,801	9,041,801	9,041,801	9,041,801
Total anti-dilutive common share equivalents	9,766,902	11,039,417	9,766,902	11,039,417
____________________________________

(1)
As of September 30, 2015, OP Units included 1,726,323 converted Class B Units, 83,333 OP Units issued to the Advisor, and 22 OP Units issued to the Special Limited Partner. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of OP Units were converted into Common Stock, of which 916,231, 347,903, and 14 belong to individual investors, Service Provider, and, Special Limited Partner, respectively. The Company had 545,530 OP Units outstanding as of September 30, 2016.

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
Subsequent to the nine months ended September 30, 2016, the Company has sold 27 properties, as summarized in the table below:

Portfolio	State	Disposition Date	Number of Properties	Square Feet	Contract Sales Price
					(In thousands)
Dollar General - Choctaw	Oklahoma	October 13, 2016	1	9,100	$1,497
Family Dollar - 8-Pack	Florida	October 13, 2016	8	63,510	13,239
Dollar General - Allentown	Pennsylvania	October 24, 2016	1	9,026	1,699
Dollar General - Union Township	Pennsylvania	October 27, 2016	1	9,014	1,635
Dollar General - 15-Pack	Pennsylvania	October 28, 2016	15	145,938	21,661
Fresenius I	South Carolina	November 2, 2016	1	10,155	4,756
Total			27	246,743	$44,487
The sale of these properties did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of the Company remain classified within continuing operations for all periods presented until the respective dates of their sale. In addition to the 24 properties considered as assets held for sale as of September 30, 2016, the Company has sold three properties (Dollar General - Allentown, Dollar General - Union Township and Fresenius I). The Company currently has three properties under purchase and sales contract and three properties that are currently being marketed and/or have an active bid and are not included in the assets held for sale classification as of September 30, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

On October 31, 2016, the Company purchased Euro and British Pound Sterling denominated foreign currency put options hedging notional amounts of €6.3 million and £3.4 million, respectively.  These options give the Company the right, but not the obligation to convert British Pounds and Euros into US dollars at agreed upon strike rates and as such can never become liabilities to the Company. The premiums paid for the options totaled $0.5 million.
We have filed with the SEC a Registration Statement on Form S-4 relating to the Merger Agreement entered into with Global II, which the SEC declared effective as of November 8, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, to Global Net Lease Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by Global Net Lease Advisors, LLC (the "Advisor"), a Delaware limited liability company.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global- advised investment programs, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, which could reduce the investment return to our stockholders.

•	We may be unable to consummate the Merger in the timeframe contemplated or at all.

•	We may not be able to consummate the Mergers pursuant to the Merger Agreement.

•	The anticipated benefits from the Merger may not be realized or may take longer to realize than expected.

•	Unexpected costs or unexpected liabilities may arise from the Merger or other transactions, whether or not consummated

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States.

•
We may not generate cash flows sufficient to pay dividends to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on the Advisor to waive reimbursement of certain expense and fees to fund our operations. There is no assurance that the Advisor will waive reimbursement of expenses or fees.

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

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes may adversely affect operations and would reduce our net asset value and cash available for dividends.

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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation. We acquired our first property and commenced active operations in October 2012 and elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. We completed our initial public offering ("IPO") on June 30, 2014 and on June 2, 2015 we listed our common stock ("Common Stock") on the New York Stock Exchange under the symbol "GNL" (the "Listing").
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of September 30, 2016, we owned 326 net leased commercial properties consisting of 18.6 million rentable square feet. Based on original purchase price, 60.2% of our properties are located in the United States (U.S.) and the Commonwealth of Puerto Rico, 20.9% are located in continental Europe, and 18.9% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 10.5 years.
Substantially all of our business is conducted through the OP. At Listing, the OP had issued 1,809,678 units of limited partnership interests ("OP Units") to limited partners other than us, of which 1,461,753 were owned by the Advisor, Moor Park Capital Partners LLP (the "Service Provider") owned 347,903 OP Units, and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") owned 22 OP Units. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares, at the Company's option. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual investors, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. The Company had 545,530 OP Units outstanding as of September 30, 2016.
We are externally managed by the Advisor and our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties, and have received compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing. Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
As more fully discussed in Note 1 — Organization to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, on August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Global Trust II, Inc. (Global Trust II). Pursuant to the Merger Agreement, Global II will merge with and into a direct wholly owned subsidiary of the Company (the "Merger Sub"), at which time the separate existence of Global II will cease and we will be the parent of the Merger Sub and Global II's subsidiaries (the "Merger"). In connection with the Merger Agreement, we entered into a $150.0 million bridge facility commitment letter (the "Bridge Loan Facility") to be utilized for the transaction. In September, we obtained all required change in control waivers for Global II’s existing indebtedness. As a result, we are not expecting to draw funds from the Bridge Loan Facility to pay off portions of Global II’s mortgages and mezzanine facility (see Note 4 — Credit Borrowings for further discussion).
Subsequent to September 30, 2016, we had sold 27 properties (see Note 14 — Subsequent Events for further discussion).
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

Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date of purposes of this calculation.
As of September 30, 2016 and December 31, 2015, our cumulative straight-line rents receivable in the consolidated balance sheets were $29.6 million and $23.1 million, respectively. For the three and nine months ended September 30, 2016, our rental revenue included impacts of unbilled rental revenue of $2.5 million and $8.1 million, respectively, to adjust contractual rent to straight-line rent. For the three and nine months ended September 30, 2015, our rental revenue included impacts of unbilled rental revenue of $3.7 million and $11.6 million, respectively, to adjust contractual rent to straight-line rent.
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
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of September 30, 2016 and December 31, 2015. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of September 30, 2016, we had 24 properties designated as held for sale (see Note 3 — Real Estate Investments and Assets Held for Sale to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details). As of December 31, 2015, we did not have any properties designated as held for sale.
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

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	7.5
Wickes Building Supplies I	May 2013	UK	1	29,679	8.0
Everything Everywhere	Jun. 2013	UK	1	64,832	10.8
Thames Water	Jul. 2013	UK	1	78,650	5.9
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	10.2
PPD Global Labs	Aug. 2013	US	1	76,820	8.2
Northern Rock	Sep. 2013	UK	2	86,290	6.9
Kulicke & Soffa	Sep. 2013	US	1	88,000	7.0
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	12.2
Con-way Freight	Nov. 2013	US	7	105,090	7.2
Wolverine	Dec. 2013	US	1	468,635	6.3
Western Digital	Dec. 2013	US	1	286,330	4.2
Encanto	Dec. 2013	PR	18	65,262	8.8
Rheinmetall	Jan. 2014	GER	1	320,102	7.3
GE Aviation	Jan. 2014	US	1	369,000	9.3
Provident Financial	Feb. 2014	UK	1	117,003	19.1
Crown Crest	Feb. 2014	UK	1	805,530	22.4
Trane	Feb. 2014	US	1	25,000	7.2
Aviva	Mar. 2014	UK	1	131,614	12.7
DFS Trading I	Mar. 2014	UK	5	240,230	13.5
GSA I	Mar. 2014	US	1	135,373	5.9
National Oilwell Varco I	Mar. 2014	US	1	24,450	6.8
Talk Talk	Apr. 2014	UK	1	48,415	8.7
OBI DIY	Apr. 2014	GER	1	143,633	7.4
GSA II	Apr. 2014	US	2	24,957	6.7
DFS Trading II	Apr. 2014	UK	2	39,331	13.7
GSA III	Apr. 2014	US	2	28,364	9.0
GSA IV	May 2014	US	1	33,000	9.1
Indiana Department of Revenue	May 2014	US	1	98,542	6.5
National Oilwell Varco II (2)	May 2014	US	1	23,475	13.2
Nissan	May 2014	US	1	462,155	12.0
GSA V	Jun. 2014	US	1	26,533	6.5
Lippert Components	Jun. 2014	US	1	539,137	9.9
Select Energy Services I	Jun. 2014	US	3	135,877	10.5
Bell Supply Co I	Jun. 2014	US	6	79,829	12.3
Axon Energy Products	Jun. 2014	US	3	213,634	10.3
Lhoist	Jun. 2014	US	1	22,500	6.3
GE Oil & Gas	Jun. 2014	US	2	69,846	7.0
Select Energy Services II	Jun. 2014	US	4	143,417	10.2
Bell Supply Co II	Jun. 2014	US	2	19,136	12.3
Superior Energy Services	Jun. 2014	US	2	42,470	7.7
Amcor Packaging	Jun. 2014	UK	7	294,580	8.2
GSA VI	Jun. 2014	US	1	6,921	7.5
Nimble Storage	Jun. 2014	US	1	164,608	5.1
FedEx -3-Pack	Jul. 2014	US	3	338,862	5.9
Sandoz, Inc.	Jul. 2014	US	1	154,101	9.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Wyndham	Jul. 2014	US	1	31,881	8.6
Valassis	Jul. 2014	US	1	100,597	6.6
GSA VII	Jul. 2014	US	1	25,603	8.1
AT&T Services	Jul. 2014	US	1	401,516	9.8
PNC - 2-Pack	Jul. 2014	US	2	210,256	12.8
Fujitisu	Jul. 2014	UK	3	162,888	10.2
Continental Tire	Jul. 2014	US	1	90,994	5.8
Achmea	Jul. 2014	NETH	2	190,252	7.3
BP Oil	Aug. 2014	UK	1	2,650	9.1
Malthurst	Aug. 2014	UK	2	3,784	9.1
HBOS	Aug. 2014	UK	3	36,071	8.8
Thermo Fisher	Aug. 2014	US	1	114,700	7.9
Black & Decker	Aug. 2014	US	1	71,259	5.3
Capgemini	Aug. 2014	UK	1	90,475	6.5
Merck & Co.	Aug. 2014	US	1	146,366	8.9
Dollar Tree - 65-Pack (3)(4)	Aug. 2014	US	58	485,992	12.9
GSA VIII	Aug. 2014	US	1	23,969	7.9
Garden Ridge	Sep. 2014	US	3	445,652	13.0
Waste Management	Sep. 2014	US	1	84,119	6.3
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	7.6
HP Enterprise Services	Sep. 2014	UK	1	99,444	9.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	6.0
FedEx II	Sep. 2014	US	1	11,501	7.5
Hotel Winston	Sep. 2014	NETH	1	24,283	13.0
Dollar General - 39-Pack (5)	Sep. 2014	US	23	217,986	11.5
FedEx III	Sep. 2014	US	2	221,260	7.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	7.9
Kuka	Sep. 2014	US	1	200,000	7.8
CHE Trinity	Sep. 2014	US	2	373,593	6.2
FedEx IV	Sep. 2014	US	2	255,037	6.4
GE Aviation	Sep. 2014	US	1	102,000	6.3
DNV GL	Oct. 2014	US	1	82,000	8.4
Bradford & Bingley	Oct. 2014	UK	1	120,618	13.0
Rexam	Oct. 2014	GER	1	175,615	8.4
FedEx V	Oct. 2014	US	1	76,035	7.8
C&J Energy (6)	Oct. 2014	US	1	96,803	7.1
Dollar Tree II (3)	Oct. 2014	US	34	282,730	13.0
Panasonic	Oct. 2014	US	1	48,497	11.8
Onguard	Oct. 2014	US	1	120,000	7.3
Metro Tonic	Oct. 2014	GER	1	636,066	9.0
Axon Energy Products	Oct. 2014	US	1	26,400	8.1
Tokmanni	Nov. 2014	FIN	1	800,834	16.9
Fife Council	Nov. 2014	UK	1	37,331	7.4
Dollar Tree III (3)	Nov. 2014	US	2	16,442	12.9
GSA IX	Nov. 2014	US	1	28,300	5.6
KPN BV	Nov. 2014	NETH	1	133,053	10.3
RWE AG	Nov. 2014	GER	3	594,415	8.2
Follett School	Dec. 2014	US	1	486,868	8.3
Quest Diagnostics	Dec. 2014	US	1	223,894	7.9
Diebold	Dec. 2014	US	1	158,330	5.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Weatherford Intl	Dec. 2014	US	1	19,855	9.1
AM Castle	Dec. 2014	US	1	127,600	8.1
FedEx VI	Dec. 2014	US	1	27,771	7.9
Constellium Auto	Dec. 2014	US	1	320,680	13.2
C&J Energy II (6)	Mar. 2015	US	1	125,000	7.1
Fedex VII	Mar. 2015	US	1	12,018	8.0
Fedex VIII	Apr. 2015	US	1	25,852	8.0
Fresenius I	May 2015	US	1	10,155	13.4
Crown Group I	Aug. 2015	US	3	295,974	18.8
Crown Group II	Aug. 2015	US	3	642,595	18.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	13.3
JIT Steel Services	Sep. 2015	US	2	126,983	13.3
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	9.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	13.0
FedEx Ground	Sep. 2015	US	1	91,029	8.8
Office Depot	Sep. 2015	NETH	1	206,331	12.4
Finnair	Sep. 2015	FIN	4	656,275	7.9
Total			302	18,386,709	10.5

Assets Held for Sale
Dollar Tree - Orlando I (3)(4)	Aug. 2014	US	1	7,947	12.9
Dollar Tree - Orlando II (3)(4)	Aug. 2014	US	1	7,647	12.9
Dollar Tree - Eatonville (3)(4)	Aug. 2014	US	1	7,958	12.9
Dollar Tree - Jacksonville (3)(4)	Aug. 2014	US	1	7,958	12.9
Dollar Tree - Pensacola (3)(4)	Aug. 2014	US	1	8,054	12.9
Dollar Tree - Winter Haven I (3)(4)	Aug. 2014	US	1	7,958	12.9
Dollar Tree - Winter Haven II (3)(4)	Aug. 2014	US	1	7,958	12.9
Dollar Tree - Tampa (3)	Dec. 2014	US	1	8,030	12.9
Dollar General - Choctaw (5)	Sep. 2014	US	1	9,100	11.5
Dollar General - Caledonia (5)	Sep. 2014	US	1	9,100	11.8
Dollar General - Gratiot (5)	Sep. 2014	US	1	9,100	11.9
Dollar General - New Paris (5)	Sep. 2014	US	1	9,100	11.6
Dollar General - Painesville I (5)	Sep. 2014	US	1	9,026	11.1
Dollar General - Painesville II (5)	Sep. 2014	US	1	12,406	11.7
Dollar General - Heavener (5)	Sep. 2014	US	1	12,406	11.4
Dollar General - Muskogee (5)	Sep. 2014	US	1	9,026	11.5
Dollar General - Talihina (5)	Sep. 2014	US	1	9,100	11.6
Dollar General - Valliant (5)	Sep. 2014	US	1	9,100	11.7
Dollar General - Waynnewood (5)	Sep. 2014	US	1	9,100	11.4
Dollar General - Erie (5)	Sep. 2014	US	1	9,026	11.8
Dollar General - Greensburg (5)	Sep. 2014	US	1	9,014	11.3
Dollar General - McKean (5)	Sep. 2014	US	1	9,014	11.6
Dollar General - New Florence (5)	Sep. 2014	US	1	9,014	11.8
Dollar General - Chickasha	Dec. 2014	US	1	12,406	11.4
Total			24	218,548	12.0

Total			326	18,605,257	10.5

_____________________________________

(1)	Remaining lease term in years as of September 30, 2016.

(2)	The Company has expanded the property in September 2015 by purchasing additional 15,975 square feet with 13.8 years of remaining lease term as of September 30, 2016.

(3)	On July 6, 2015, the tenant's name has changed from Family Dollar to Dollar Tree due to an acquisition by Dollar Tree.

(4)	Of the 65-Pack Dollar Tree properties, 7 are classified as held for sale as of September 30, 2016.

(5)	Of the 39-Pack Dollar General properties, 1 property was sold on September 29, 2016 and 15 are classified as held for sale as of September 30, 2016.

(6)	Lease term modified from March 31, 2026 to October 31, 2023.
Results of Operations
Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
Rental Income
Rental income was $50.8 million and $47.8 million for the three months ended September 30, 2016 and 2015, respectively. The increase in rental income was driven primarily by incremental income from acquisitions made during the first three quarters of 2015.
Operating Expense Reimbursements
Operating expense reimbursements were $2.5 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made during the first three quarters of 2015.
Property Operating Expenses
Property operating expenses were $4.2 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by acquisitions made during the first three quarters 2015, most of which are triple net leases.
Operating Fees to Related Parties
Operating fees to related parties were $4.9 million for the three months ended September 30, 2016, compared to $4.9 million for three months ended September 30, 2015. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated the Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B Units at a price of $9.00 per unit for asset management services. These Class B Units converted to OP Units as of the Listing.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2016 and 2015, property management fees were $0.9 million and $1.0 million, respectively. The Property Manager elected to waive $0.6 million and $0.7 million of the property management fees for the three months ended September 30, 2016 and 2015, respectively. There was no Incentive Compensation incurred for the three months ended September 30, 2016 and 2015.
Acquisition and Transaction Related Costs
We recognized $2.5 million of acquisition and transaction costs related to merger related costs pursuant to the Merger Agreement incurred during the three months ended September 30, 2016. Acquisition and transaction related expenses for the three months ended September 30, 2015 of $4.7 million were incurred related to the 18 properties acquired during that period with an aggregate purchase price of $207.8 million.
Listing Fees
During the three months ended September 30, 2016 and 2015, the Company did not incur any listing related fees in association with the Listing.

Vesting of Class B Units
There was no additional expense realized during the three months ended September 30, 2016 and 2015 relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B Units was satisfied upon completion of the Listing and on June 2, 2015, the Class B Units were converted to OP Units on a one-to-one basis.
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
General and Administrative Expense
General and administrative expense of $1.7 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, primarily includes board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services.
Equity Based Compensation
During the three months ended September 30, 2016 and 2015, we recognized $1.3 million and $1.9 million, respectively, of expense related to equity-based compensation primarily related to the amortization of the OPP and $0.1 million related to amortization of restricted shares granted to our independent directors for the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense was $23.5 million and $22.9 million for the three months ended September 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates. The increase in depreciation and amortization is due to a full period of depreciation and amortization on our properties in 2016 compared to only a partial period of depreciation and amortization in 2015 for 22 of our properties acquired in 2015.
Interest Expense
Interest expense was $8.9 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily related to fluctuations in the British Pound. In addition, during 2015, we encumbered an additional 36 properties via mortgages and we have incurred full quarter interest expense for such financings.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
The gains of $1.3 million on dispositions of real estate investments is related to the sale of three assets, Fresenius II, Garden Ridge and Dollar General, OH, during the three months ended September 30, 2016. There were no gains (losses) on dispositions during the three months ended September 30, 2015.
Foreign Currency and Interest Rate Impact on Operations
The gains of $0.4 million and gains of $2.3 million on derivative instruments for the three months ended September 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies.
The gains of $1.5 million and $1.5 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended September 30, 2016 and 2015, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges.
We had no unrealized gains/losses on non-functional foreign currency advances not designated as net investment hedges for the three months ended September 30, 2016 and 2015, respectively. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.

Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $0.4 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
Rental Income
Rental income was $154.0 million and $142.5 million for the nine months ended September 30, 2016 and 2015, respectively. The significant increase in rental income was driven primarily by incremental income from acquisitions made in the third quarter of 2015.
Operating Expense Reimbursements
Operating expense reimbursements were $7.4 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made during the first three quarters of 2015.
Property Operating Expenses
Property operating expenses were $13.4 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants. The increase over 2015 is largely driven by acquisitions made during the first three quarters of 2015.
Operating Fees to Related Parties
Operating fees to related parties were $14.6 million and $10.2 million for the nine months ended September 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated the Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B Units at a price of $9.00 per unit for asset management services. The Class B Units converted to OP Units as of the Listing.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2016 and 2015, property management fees were $2.9 million and $3.0 million, respectively. The Property Manager elected to waive $1.7 million and $1.9 million of the property management fees for the nine months ended September 30, 2016 and 2015, respectively. There was no Incentive Compensation incurred for the nine months ended September 30, 2016 and 2015.
Acquisition and Transaction Related Costs
We recognized $2.4 million of acquisition and transaction costs related to merger related costs pursuant to the Merger Agreement incurred during the nine months ended September 30, 2016. Acquisition and transaction related expenses for the nine months ended September 30, 2015 of $6.0 million were incurred related to the purchase of 22 properties acquired during that period with an aggregate purchase price of $255.0 million.
Listing Fees
During the nine months ended September 30, 2016, we did not incur any listing related fees in association with the Listing. During the nine months ended September 30, 2015, we paid approximately $18.5 million in listing related fees in association with the Listing.
Vesting of Class B Units
There was no additional expense realized during the nine months ended September 30, 2016 relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. Vesting of Class B Units expense was $14.5 million for the nine months ended September 30, 2015, relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B Units was satisfied upon completion of the Listing and on June 2, 2015, the Class B Units were converted to OP Units on a one-to-one basis.

Change in Fair Value of Listing Note
The Listing Note fair value was zero as of its maturity in January 2016. The change of $3.4 million for the nine months ended September 30, 2015, represents the valuation change of the Listing Note. The Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations. The Listing Note measurement ended in January 2016 and no amounts were payable pursuant to its terms. Accordingly, the Listing Note will have no further affect on our operations.
General and Administrative Expense
General and administrative expense of $5.3 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively, primarily includes board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services.
Equity Based Compensation
During the nine months ended September 30, 2016 and 2015, we recognized $2.4 million and $2.4 million, respectively, of expense related to equity-based compensation primarily related to the amortization of the OPP and restricted shares granted to our independent directors of $0.3 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $71.1 million and $66.2 million for the nine months ended September 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due our acquisition of 329 properties since inception with an aggregate base purchase price of $2.6 billion, as of the respective acquisition dates. The increase in depreciation and amortization is due to a full period of depreciation and amortization on our properties in 2016 compared to only a partial period of depreciation and amortization in 2015 for 22 of our properties acquired in 2015.
Interest Expense
Interest expense was $30.1 million and $24.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings and additional draws under our credit facility to fund our 2015 property acquisitions. In addition, during 2015, we encumbered an additional 36 properties via mortgages and we have incurred two quarters interest expense for such financings.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
The gains of $1.3 million on dispositions of real estate investments is related to the sale of three assets, Fresenius II, Garden Ridge and Dollar General, OH, during the nine months ended September 30, 2016. There were no gains (losses) on dispositions during the nine months ended September 30, 2015.
Foreign Currency and Interest Rate Impact on Operations
The gains of $3.9 million and $2.8 million on derivative instruments for the nine months ended September 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies.
The gains of $5.6 million and $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2016 and 2015, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges.
We had no unrealized gains/losses on non-functional foreign currency advances not designated as net investment hedges for the nine months ended September 30, 2016. The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the nine months ended September 30, 2015 were $2.9 million. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $1.4 million and $3.6 million for the three months ended September 30, 2016, and 2015, respectively.

Cash Flows for Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $90.0 million. The level of cash flows provided by operating activities is driven by rental income received, operating fees to related parties paid for asset management fees and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the nine months ended September 30, 2016 reflect a net income of $31.5 million adjusted for non-cash items of $70.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium, amortization of above/below-market lease and ground lease assets and liabilities, unbilled straight-line rent and equity based compensation) and working capital items of $6.5 million.
Net cash used in investing activities during the nine months ended September 30, 2016 was $13.2 million.
Net cash used in financing activities of $120.9 million during the nine months ended September 30, 2016 related to net advances from related parties of $0.4 million, partially offset by repayments on credit facility of $42.1 million, mortgage notes payable of $0.6 million. Other payments included dividends to stockholders of $90.1 million and distributions to non-controlling interest holders of $1.7 million.
Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash provided by operating activities was $66.4 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, vesting of asset management fees in the form of Class B Units, and the amount of interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2015 also included $6.0 million of acquisition and transaction related costs.
Net cash used in investing activities during the nine months ended September 30, 2015 of $222.0 million, primarily related to our acquisition of 22 properties with an aggregate base purchase price of $255.0 million, which were partially funded with borrowings under our credit facility.
Net cash used in financing activities of $116.9 million during the nine months ended September 30, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.4 million, borrowings under credit facility of $476.2 million, proceeds from mortgage notes payable of $207.9 million and net advances from related parties of $1.0 million, partially offset by Common Stock repurchases of $127.3 million and repayments on credit facility of $370.6 million. Other payments included dividends to stockholders of $68.1 million.
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $50.3 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
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
As of September 30, 2016, we have a revolving credit facility that currently permits us to borrow up to $740.0 million. The initial maturity date of the credit facility was July 25, 2016. On July 25, 2016, we extended the maturity date of the credit facility to July 25, 2017, with an additional one-year extension option remaining, for an extension fee of $1.5 million, subject to certain conditions. On August 8, 2016, we entered into a $150.0 million bridge facility commitment letter to be utilized for the Merger transaction of Global II pursuant to the Merger Agreement. In September, we obtained all required change in control waivers for Global II’s existing indebtedness. As a result, we are not expecting to draw funds from the Bridge Loan Facility to pay off portions of Global II’s mortgages and mezzanine facility. See Note 4 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the facilities.
As of September 30, 2016, total outstanding advances under the credit facility were $671.0 million. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2016 was $69.0 million.
As of September 30, 2016, we had secured gross mortgage notes payable and mortgage premium of $508.8 million and outstanding advances under our credit facility of $671.0 million. Our debt leverage ratio was 45.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2016.

Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of September 30, 2016, we were in compliance with the debt covenants under our loan agreements.
The Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves.
On April 7, 2015, our board of directors approved the termination of our Share Repurchase Program (“SRP”). We processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and as of and for the nine months ended September 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	12,139,854	$10.49
Redemptions	—	—
Cumulative repurchases as of September 30, 2016	12,139,854	$10.49
In addition, in April 2015 we suspended our DRIP and terminated our SRP.
Acquisitions
In connection with our financings, the Advisor previously received a financing coordination fee equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations.
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
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains and losses on foreign currency transactions, and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gains or losses on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. However, AFFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance including relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
The table below reflects the items deducted or added to net income (loss) attributable to stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. We previously disclosed FFO and modified funds from operations as Non-GAAP measures. Prior periods have been recast based on the Non-GAAP Financial Measurements presented. Management believes these Non-GAAP measures are more meaningful to the users of our financial statements given our Listing in June of 2015.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2016
Net income attributable to stockholders (in accordance with GAAP)	$8,943	$31,194
Depreciation and amortization	23,482	71,050
Gains on dispositions of real estate investments	(1,320)	(1,320)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(182)	(683)
FFO (as defined by NAREIT) attributable to stockholders	30,923	100,241
Acquisition and transaction fees (1)	2,479	2,377
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	(20)	(23)
Core FFO attributable to stockholders	33,382	102,595
Non-cash equity based compensation	1,293	2,407
Non-cash portion of interest expense	951	5,769
Straight-line rent	(2,536)	(8,059)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	(58)	(69)
Eliminate unrealized losses on foreign currency transactions (2)	1,606	1,068
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(1,459)	(5,613)
Amortization of mortgage premium	(121)	(361)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	3	48
AFFO attributable to stockholders	$33,061	$97,785

Summary
FFO (as defined by NAREIT) attributable to stockholders	$30,923	$100,241
Core FFO attributable to stockholders	$33,382	$102,595
AFFO attributable to stockholders	$33,061	$97,785
______________________________

(1)	For the three and nine months ended September 30, 2016, merger related costs are $2.5 million and $2.7 million, respectively.

(2)
For the three months ended September 30, 2016, gains on foreign currency transactions were $0.4 million which were comprised of unrealized losses of $1.6 million offset by realized gains of $2.0 million. For the nine months ended September 30, 2016, gains on foreign currency transactions were $3.9 million, comprised of unrealized losses of $1.1 million and realized gains of $4.9 million. For AFFO purposes, we add back unrealized losses.

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
During the nine months ended September 30, 2016, dividends paid to common stockholders were $91.9 million, inclusive of $1.7 million of distributions paid for OP Units and LTIP Units. During the nine months ended September 30, 2016, cash used to pay dividends was generated from cash flows from operations and cash available on hand.
The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended						Nine Months Ended September 30, 2016
	March 31, 2016		June 30, 2016		September 30, 2016
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to stockholders in cash	$30,020		$30,019		$30,097		$90,136
Other (1)	857		487		405		1,749
Total dividends	$30,877		$30,506		$30,502		$91,885

Source of dividend coverage:
Cash flows provided by operations	$28,130	91.1%	$30,506	100.0%	$30,502	100.0%	$89,138	97.0%
Available cash on hand	2,747	8.9%	—	—%	—	—%	2,747	3.0%
Total sources of dividend coverage	$30,877	100.0%	$30,506	100.0%	$30,502	100.0%	$91,885	100.0%

Cash flows provided by operations (GAAP basis)	$28,130		$31,783		$30,134		$90,047

Net income attributable to stockholders (in accordance with GAAP)	$6,488		$15,763		$8,943		$31,194
______________________________

(1)	Includes distributions paid of $0.9 million for the OP Units and $0.9 million to the participating LTIP Units during the three and nine months ended September 30, 2016.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from July 13, 2011 (date of inception) through September 30, 2016:

For the Period from July 13, 2011 (date of inception) to
(In thousands)	September 30, 2016
Dividends paid:
Common stockholders (1)	$299,851
Vested restricted stockholders in cash	20
Other (2)	2,391
Total dividends paid	$302,262

Reconciliation of net loss:
Revenues	$464,097
Acquisition and transaction-related expenses	(99,901)
Listing fees	(18,653)
Vesting of Class B Units	(14,480)
Equity based compensation	(4,752)
Depreciation and amortization	(203,640)
Other operating expenses	(87,256)
Income tax benefit (expense)	(5,886)
Other non-operating expense	(61,050)
Non-controlling interest	(362)
Net loss attributable to stockholders (in accordance with GAAP) (3)	$(31,883)
______________________________

(1)	For the period from July 13, 2011 (date of inception) through September 30, 2016, we received $74.8 million of proceeds from Common Stock issued under the DRIP.

(2)	Includes distributions paid of $0.9 million for the OP Units and $0.9 million to the participating LTIP Units during the nine months ended September 30, 2016.

(3)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
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

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at September 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$508,527	$22,033	$166,070	$320,424	$—
Interest on mortgage notes payable (1)	47,688	15,060	24,237	8,391	—
Principal on credit facility (2)	671,023	671,023	—	—	—
Interest on credit facility (1)	12,110	12,110	—	—	—
Operating ground lease rental payments due	49,441	1,343	2,686	2,686	42,726
Total (3) (4)	$1,288,789	$721,569	$192,993	$331,501	$42,726
_________________________

(1)	Based on interest rates at September 30, 2016.

(2)
The initial maturity date of the credit facility was July 25, 2016 with two one-year extension options. Subsequent to September 30, 2016, we extended the maturity date of the credit facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2016, which consisted primarily of the Euro and British Pounds. At September 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Credit Facility
On July 25, 2013, we through the OP, entered into a credit facility (the "Credit Facility"). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. We had $671.0 million and $717.3 million outstanding under the Credit Facility as of September 30, 2016 and December 31, 2015, respectively.
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to the Advisor or its affiliates and entities under common ownership with the Advisor in connection with items such as acquisition and financing activities, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. See Note 10 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP was amended as of December 31, 2013 to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to the Advisor, a limited partner of the OP. In connection with this special allocation, the Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. The Advisor is directly or indirectly controlled by certain officers and directors.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 9 — Commitments and Contingencies and Contractual Obligations for details).
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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $16.1 million (Note 6 — Fair Value of Financial Instruments).
As of September 30, 2016, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, with a total carrying value of $1.2 billion and a total estimated fair value of $1.2 billion and a weighted average effective interest rate per annum of 2.7%. At September 30, 2016, a significant portion (approximately 63.3%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at September 30, 2016 ranged from 1.6% to 6.3%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 1.9% to 2.5%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2016:

(In thousands)		Fixed-rate debt (1)		Variable-rate debt (1)	Total Debt
2016 (remainder)	(2)	$—	(2)	$—	$—
2017		347,494		346,233	693,727
2018		26,908		52,800	79,708
2019		184,474		—	184,474
2020		170,332		33,550	203,882
2021		17,759		—	17,759
Thereafter		—		—	—
Total		$746,967		$432,583	$1,179,550
_________________________

(1)	Amounts are based on the exchange rate at September 30, 2016, as applicable.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $1.8 million or an aggregate decrease of $4.1 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2016 would increase or decrease by $4.3 million and $1.4 million, respectively for each respective 1% change in annual interest rates.

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
The Company has designated all current foreign currency draws as net investment hedges to the extent of the Company’s net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, the Company reflects the effects of changes in currency on such excess in earnings. As of September 30, 2016, the Company had draws of £44.2 million and €29.4 million in excess of its net investments (Note 7 — Derivatives and Hedging Activities).
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $3.4 million at September 30, 2016 (Note 6 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$10,254	$7,817	$18,071
2017	41,189	32,868	74,057
2018	41,494	33,535	75,029
2019	41,801	34,176	75,977
2020	42,088	34,794	76,882
2021	42,359	35,444	77,803
Thereafter	198,846	231,374	430,220
Total	$418,031	$410,008	$828,039
_______________________

(1)	Based on the exchange rate as of September 30, 2016.

Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of September 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	—	986	986
2018	—	26,908	26,908
2019	122,606	61,868	184,474
2020	64,325	106,007	170,332
2021	—	—	—
Thereafter	—	—	—
Total	$186,931	$195,769	$382,700

Future Debt Service Payments (1) (2)
Credit Facility (3)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	312,728	207,846	520,574
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$312,728	$207,846	$520,574
_______________________

(1)	Based on the exchange rate as of September 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2016.

(3)
The initial maturity of our Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions (Note 4 — Credit Borrowings). Borrowings under our Credit Facility in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 7 — Derivatives and Hedging Activities).

We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of September 30, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price, the majority of our properties are located in the U.S. (60.2%) and 39.8% are in Europe. The majority of our directly owned real estate properties and related loans are located in the United States and the Commonwealth of Puerto Rico (61.4%) and the remaining are in Finland (7.3%), Germany (9.6%), The Netherlands (4.4%) and United Kingdom (17.3%) of our annualized rental income at September 30, 2016. No individual tenant accounted for more than 10% of our annualized rental income at September 30, 2016. At September 30, 2016, based on the annualized rental income, our directly owned real estate properties contain significant concentrations in the following asset types: office (55%), industrial/distribution (29%), retail (15%) and other (1%).

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dividends paid from sources other than our cash flows from operations, particularly from proceeds of the Company's IPO, will result in the Company having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
The Company's cash flows provided by operations were $90.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company paid dividends of $91.9 million, inclusive of $1.7 million of distributions paid for OP Units and LTIP Units, or 97.0%, which was funded from cash flows from operations. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. The Company may continue to use the net offering proceeds to fund dividends.
If the Company does not generate sufficient cash flows from our operations to fund dividends, it may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings, the sale of additional securities, advances from the Advisor, and/or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements. Moreover, the Company's board of directors may change the Company's dividend policy, in its sole discretion, at any time.
The trading price of the Company's Common Stock has been volatile and may fluctuate.
The trading price of the Company's Common Stock has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside the Company's control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of the Company's Common Stock. Among the factors that could affect the price of the Company's common stock are:

•	the Company's financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in the Company's operating results and financial condition;

•	the Company's dividend policy;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	the Company's reputation and the reputation of the Sponsor and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in the Company;

•	the extent of short-selling of the Company's Common Stock and the shares of its competitors;

•	fluctuations in the stock price and operating results of the Company's competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for

REITs and other real estate related companies;

•	domestic and international economic factors unrelated to the Company's performance; and

•	all other risk factors addressed in the Company's Annual Report on the Form 10-K and above in this Quarterly Report on Form 10-Q.
A significant decline in the Company's stock price could result in substantial losses for our stockholders.
The Merger and related transactions are subject to approval by stockholders of both the Company and Global II.
In order for the Merger to be completed, Global II stockholders must approve the Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of Global II Common Stock entitled to vote on this proposal at Global II’s special meeting. In addition, while a vote of the Company’s stockholders is not required to approve the Merger under Maryland law, if the Company’s stockholders do not approve of the transactions contemplated by the Merger Agreement, including the issuance of shares of the Company’s Common Stock to Global II stockholders, by the affirmative vote of at least a majority of the votes cast on the proposal, provided that a quorum is present, the Company’s board of directors retains the ability to terminate the Merger Agreement. If either or both of these votes are not obtained by March 23, 2017, the Merger may not be consummated. The failure to achieve expected benefits and unanticipated costs relating to the Merger could reduce the Company’s financial performance.
The Company's stockholders may be diluted by the Merger.
The Merger will dilute the relative ownership position of the Company's current stockholders. In connection with the Merger, the Company expects to issue approximately 28,686,437 shares of the Company's Common Stock to the holders of Global II Common Stock, based on the closing price of the Company's Common Stock on October 31, 2016 of $7.41 and the number of shares of Global II Common Stock outstanding, including unvested restricted shares, on Global II’s record date. The Company's stockholders and the former Global II stockholders are expected to hold approximately 86% and 14%, respectively, of the combined company’s common stock outstanding immediately after the Merger. In addition, as of Global II’s record date, approximately 284,000 shares of the Company's Common Stock were issuable in connection with the Partnership Merger. Consequently, the Company's stockholders, as a general matter, will have less influence over the management and policies of the Company immediately prior to the Merger and will own a reduced percentage of the economic interests in the Company.
If the Merger does not occur, the Company may incur payment obligations to Global II.
If the Merger Agreement is terminated under certain circumstances, the Company will be obligated to pay Global II up to $5.0 million in expense reimbursements and may be obligated to pay a termination fee.
Failure to complete the Merger could negatively impact the future business and financial results of the Company.
If the Merger is not completed, the Company's ongoing businesses could be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•	having to divert management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and

•	failing to realize the expected benefits of the Merger.
The pendency of the Merger could adversely affect the business and operations of either or both entities.
In connection with the pending Merger, some tenants or vendors of each of the Company and Global II may delay or defer decisions because of uncertainty concerning the outcome of the Merger, which could negatively impact the revenues, earnings, cash flows and expenses of the Company and Global II, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of the Company and Global II may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.
The Merger Agreement contains provisions that grant the Company's board of directors and the Global II board of directors a general ability to terminate the Merger Agreement based on the exercise of the directors’ duties.
Either the Company or Global II may terminate the Merger Agreement, subject to the terms thereof, in response to a material event, circumstance, change or development that was not known to the applicable entity’s board of directors prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which event or circumstance, or any material consequence thereof, becomes known to the applicable entity’s board of directors prior to the effective time of the Merger if the applicable entity’s board of directors determines in good faith, after consultation with outside legal counsel, that failure to change its recommendation with respect to the Merger (and to terminate the Merger Agreement) would be inconsistent with the directors’ duties under applicable law. If the Merger is not completed, the Company's ongoing business could be adversely affected.
There may be unexpected delays in the consummation of the Merger, which could impact the ability to timely achieve the benefits associated with the Merger.
The Merger Agreement grants either the Company or Global II the right to terminate the Merger Agreement if the Merger has not occurred by March 23, 2017. Certain events may delay the consummation of the Merger. Some of the events that could delay the consummation of the Merger include difficulties in obtaining the approval of the Company's stockholders or Global II stockholders or satisfying the other closing conditions to which the Merger is subject.
The Merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact the Company’s ability to complete the transactions.
The Merger is subject to certain closing conditions, including, among other things (a) the approval of the Merger and the other transactions contemplated by the Merger Agreement by the Global II stockholders, (b) the approval of the transactions contemplated by the Merger Agreement, including approving the issuance of the Company’s Common Stock to the Global II stockholders by the Company’s stockholders (which is not specified as a closing condition, but if this approval is not obtained, either party will have the right to terminate the Merger Agreement), (c) the accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards and (d) certain other conditions described in the Merger Agreement. There can be no assurance these conditions will be satisfied or waived, if permitted or the occurrence of any effect, event, development or change will not transpire. Therefore, there can be no assurance with respect to the timing of the closing of the Merger or whether the Merger will be completed at all.
The Company and Global II expect to incur substantial expenses related to the Merger and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe.
The Company and Global II expect to incur substantial expenses in connection with completing the Merger. There are a number of factors beyond the Company's and Global II's control that could affect the total amount or the timing of these transaction expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve following the completion of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies. Even though the companies are operationally similar, the combined company will be required to devote management attention and resources to integrating the properties and operations of the Company and Global II, which could prevent the combined company from fully achieving the anticipated benefits of the Merger, including the expected annual general and administrative cost savings of up to $4.1 million.
The market price of the Company's Common Stock may decline as a result of the Merger.
The market price of the Company's Common Stock may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Merger on the Company's financial results is not consistent with the expectations of financial or industry analysts.
In addition, following the effective time of the Merger, the Company's stockholders and former Global II stockholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Current stockholders of the Company and Global II may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the Company's Common Stock. If, following the effective time of the Merger, there is selling pressure on the Company's Common Stock that exceeds demand on the market price, the price of the Company's Common Stock could decline.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Merger, which could, among other things, result in the Company and Global II incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Merger on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s and Global II's businesses.
Counterparties to certain significant agreements with Global II may have consent rights that may be triggered in connection with the Merger.

Global II is party to certain agreements that give the counterparty certain rights, including consent rights, in connection with “change in control” transactions. Under certain of these agreements, the Merger may constitute a “change in control” and, therefore, the counterparty may assert its rights in connection with the Merger. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.
The combined company may incur adverse tax consequences if Global II has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
If Global II has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the Merger is completed, the combined company may inherit significant tax liabilities and the Company could lose its REIT status should disqualifying activities continue after the Merger.
If the Merger fails to qualify as a reorganization under the Code, there will be adverse tax consequences.
The parties intend that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it is a condition to the obligations of both the Company and Global II to complete the Merger that they each receive an opinion from Proskauer Rose LLP to that effect. This tax opinion will be based on factual representations made by the Company and Global II, and on customary assumptions. This tax opinion represents the legal judgment of outside counsel to the Company and Global II and is not binding on the IRS.
If the Merger were to fail to qualify as a reorganization, then a Global II stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the amount of cash received (including cash received in lieu of a fractional share of the Company’s Common Stock) and the fair market value of the Company’s Common Stock received in the Merger (determined at the effective time of the Merger) and (ii) the Global II stockholder’s adjusted tax basis in the Global II Common Stock deemed surrendered in the Merger. Moreover, Global II would be treated as selling, in a taxable transaction, all of its assets to the Company, with the result that Global II would generally recognize gain or loss on the deemed transfer of its assets to the Company and, unless Global II has made distributions (which would be deemed to include for this purpose the cash and fair market value of the shares of the Company’s Common Stock issued pursuant to the Merger) to Global II stockholders in an amount at least equal to the net income or gain on the deemed sale of its assets to the Company, Global II could incur a significant current tax liability, which, as a result of the Merger, the Company would be liable for.
Risk Factors Relating to the Company Following the Merger and the Company’s Operations Generally
The Company’s credit facility contains provisions that could limit its ability to pay certain restricted payments, including, dividends and other distributions in respect of the Company’s Common Stock.
The Company’s credit facility imposes limitations on the Company’s ability to make certain restricted payments. Payment of such dividends and other distributions in respect of the Company’s Common Stock would constitute a restricted payment under the Company’s credit facility. The credit agreement for the Company’s credit facility provides that, in order to make such a restricted payment, there must not be a continuing default under the credit facility at the time of payment or a default resulting from such payment and the amount of such payment, when added with all other restricted payments, cannot exceed 95% of modified funds from operations (as defined consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations).
When dividends or other distributions to holders of the Company’s Common Stock become payable, the Company may be unable to satisfy the conditions required to make such a restricted payment under its credit facility and, therefore, may be unable to fund such an obligation from borrowings under such credit facility or at all without the approval of the lenders thereunder. If the Company makes such a restricted payment, the Company’s ability to make other restricted payments will be further constrained.
There is no assurance that the Company will be able to continue paying distributions at the current rate, or increase distributions over time.
The Company plans to continue its current monthly distribution practices following the Merger. However, the Company’s stockholders may not receive the same distributions following the Merger for various reasons, including the following:

•
as a result of the Merger and the issuance of shares of the Company’s Common Stock in connection with the Merger, the total amount of cash required for the Company to pay distributions at its current rate will increase;

•	the Company may not have enough cash to pay such distributions due to changes in the Company’s cash requirements, capital spending plans, cash flow or financial position;

•	cash available for distributions may vary substantially from estimates;

•
rents from properties may not increase, and future acquisitions of properties, real estate-related debt or real estate-related securities may not increase the Company’s cash available for distributions to stockholders;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Company’s board of directors, which reserves the right to change the Company’s dividend practices at any time and for any reason;

•	the Company may desire to retain cash to maintain or improve its credit ratings; and

•
the amount of distributions that the Company’s subsidiaries may distribute to the Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

The Company’s stockholders have no contractual or other legal right to dividends or distributions that have not been declared.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded portfolio and operations following the Merger.
Following the Merger, the combined company will have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The combined company cannot assure you that its expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The Company has incurred operating losses and cannot guarantee that the Company will achieve profitability.
Since its inception in July 2011 through September 30, 2016, the Company has incurred cumulative net losses (calculated in accordance with GAAP) equal to $31.9 million. The extent of the Company’s future operating losses and the timing of the profitability are highly uncertain, and the Company may never achieve or sustain profitability.
The Company's capital resources may be insufficient to support its operations. If the Company’s capital resources are not sufficient, the Company may not be able to, among other things:

•	identify and acquire investments that further its investment strategies;

•	respond to competition for its targeted real estate properties and other investments as well as for potential investors; and;

•	continue to build and expand its operations structure to support its business.
The Company cannot guarantee that it will succeed in achieving these goals.
If the Advisor loses or is unable to obtain key personnel, including in the event another AR Global-sponsored program internalizes an entity whose employees overlap with those of the Advisor, the Company’s ability to implement its investment strategies could be delayed or hindered, which could adversely affect the Company’s ability to pay dividends and the value of the Company’s Common Stock.
The Company’s success depends to a significant degree upon the contributions of its executive officers and other key personnel of the Advisor. Neither the Company nor the Advisor has an employment agreement with any of these key personnel and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company or the Advisor. However, Mr. Bowman, the Chief Executive Officer of the Company and Global II, has an employment agreement with the Sponsor. If any of the Company’s key personnel were to cease their affiliation with the Advisor, the Company’s operating results could suffer. Further, the Company does not separately maintain key person life insurance on any person. The Company believes that its future success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor’s ability to implement the Company’s investment strategies could be delayed or hindered, and the value of an investment in the Company’s shares may decline.
In addition, the Advisor depends upon the fees and other compensation received from the Company to fund their respective operations. Any adverse changes in the financial condition of, or the Company’s relationship with, the Advisor could hinder the Company’s operations and portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect the Company and its relationship with lenders, tenants or counterparties.
The Company may terminate the Advisory Agreement with the Advisor in only limited circumstances, with payment of a termination fee.

The Company has limited rights to terminate the Advisor. The initial term of the Advisory Agreement expires on June 1, 2035, but is automatically renewed for consecutive five-year terms unless notice of termination is provided by either party to the agreement 365 days in advance of the expiration of the term. Further, the Company may terminate the agreement only under limited circumstances, such as a change in control of the Company or the Advisor, for cause, or for failure to meet performance standards in the prior year. The limited termination rights of the Advisory Agreement will make it difficult for the Company to renegotiate the terms of the Advisory Agreement or replace the Advisor even if the terms of the agreement are no longer consistent with the terms offered to other externally-managed REITs.
Dividends paid from sources other than its cash flows from operations will result in the Company having fewer funds available for the acquisition of properties and other real estate-related investments.
The Company’s cash flows provided by operations were $90.0 million for the nine months ended September 30, 2016, however dividends paid to common stockholders and distributions paid to the Company’s OP Unit holders and long term incentive plan unit holders were $91.9 million. If the Company does not generate sufficient cash flows from its operations to fund dividends and distributions, the Company may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings, the sale of additional securities, advances from the Advisor, or the Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. Moreover, the Company’s board of directors may change its dividend policy, in its sole discretion, at any time.
Funding dividends from borrowings could restrict the amount the Company can borrow for investments, which may affect its profitability. Funding dividends with the sale of assets or the proceeds from issuance of the Company’s Common Stock may affect its ability to generate cash flows. Funding dividends from the sale of additional securities could dilute a stockholder’s interest in the Company if the Company sells shares of the Company’s Common Stock or securities that are convertible or exercisable into shares of Common Stock to third party investors. Payment of dividends from the mentioned sources could restrict the Company’s ability to generate sufficient cash flows from operations, affect its profitability or affect its ability to pay dividends, any or all of which may have an adverse effect on a stockholder’s investment.
The United Kingdom’s departure from the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe, and may, among other things, adversely affect the Company, Global II or the combined company's ability to secure debt financing and service future debt obligations.
 The United Kingdom held a non binding referendum on June 23, 2016 in which a majority of voters voted for Brexit. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. If the United Kingdom exits the European Union, the effects will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

•	adversely affect European and worldwide economic and market conditions;

•
adversely affect commercial property market rental rates in the United Kingdom and continental Europe, which could impair the Company, Global II or the combined company's ability to pay dividends to their stockholders;

•	adversely affect commercial property market values in the United Kingdom and continental Europe;

•	result in foreign currency exchange rate fluctuations, especially if the Company, Global II or the combined company are unable to maintain currency exchange rate hedges;

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could impair the Company, Global II or the combined company's ability to acquire properties and may reduce the price for which they are able to sell properties they have acquired; and

•	create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.
Each of these effects may occur regardless of whether the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in the Company, Global II or the combined company’s portfolio, which could, among other things, adversely affect the Company, Global II or the combined company’s business and financial condition. The Merger could increase the risks for the Company because Global II has multiple properties located in the European Union.

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
Timothy Salvemini
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 9, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith