Form 10-K
period 2016-12-31
Global Net Lease, Inc.
filed 2017-02-28
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Securities registered pursuant to section 12(b) of the Act: Yes
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.3 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.
On February 15, 2017, the registrant had 198,807,675 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2016

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements including statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (the "Company," "we," "our" or "us"), formerly known as American Realty Capital Global Trust, Inc., and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in Global Net Lease Advisors, LLC (the "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global- advised investment programs, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, which could reduce the investment return to our stockholders.

•	The anticipated benefits from the Merger (as defined below) may not be realized or may take longer to realize than expected.

•	Unexpected costs or unexpected liabilities may arise from the Merger.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States ("U.S.").

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

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S. and Europe from time to time.

•
We may fail to continue to qualify, as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect operations and would reduce our net asset value and cash available for dividends.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended ("the Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
The revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe may decline as a result of the non-binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (the “Brexit” vote).

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
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of December 31, 2016, we owned 310 net leased commercial properties consisting of 22.0 million rentable square feet. Based on original purchase price or acquisition value, 49.2% of our properties are located in the U.S. and the Commonwealth of Puerto Rico, 28.2% are located in continental Europe and 22.5% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 9.8 years.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. In accordance with the limited partnership agreement of the OP, a holder of units of limited partnership interests ("OP Units") has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares, at the Company's option. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual members and employees of AR Global, 347,903 were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 14 were issued to Global Net Lease Special Limited Partner (the "Special Limited Partner"). There were 545,530 OP Units outstanding that were held by parties other than the Company as of December 31, 2016.
We are externally managed by the Advisor and our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are considered related parties under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor").These entities have received compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing.
On August 8, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with American Realty Capital Global Trust II, Inc. ("Global II"). On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, we acquired Global II through the merger of Global II with and into our wholly-owned subsidiary (the "Merger Sub") a Maryland limited liability company and wholly owned subsidiary of the Company, at which time the separate existence of Global II ceased and the Company became the parent of the Merger Sub (the "Merger") (see Note 3 — Merger Transaction to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion).
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with our OP, with our OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, the Company acquired the business of Global II, which owned a portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leases; two properties were located in the U.S., three were located in the United Kingdom and 10 were located in continental Europe.
During the year ended December 31, 2016, we sold 34 properties pursuant to our asset recycling plan and we intend to use the proceeds for the reduction of debt, new acquisitions and other corporate uses (see Note 4 — Real Estate Investments, Net to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion).
During the year ended December 31, 2016, the Company entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., and FBR Capital Markets & Co. (together, the “Agents”) to sell shares of the Company’s Common Stock, par value $0.01 per share, having aggregate sales proceeds of $175.0 million from time to time through the Agents, acting as our sales agents, or directly to one or more of the Agents, acting as principal, pursuant to an “at the market” equity offering program (the “ATM Program”). The shares will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). We filed a prospectus supplement (the “Prospectus Supplement”), dated December 12, 2016, with the Securities and Exchange Commission in connection with the offer and sale of the Shares. As of February 28, 2017, no sales have been made under the ATM Program.

Investment Strategy
Our investment strategy is to own and acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants. We have made approximately 49.2% of our investments in the U.S. and the Commonwealth of Puerto Rico and 50.8% in the United Kingdom and Continental Europe. Approximately 59.7% of our investments are in office properties, 30.4% of our investments are in industrial/distribution properties, and 9.9% of our investments are in retail properties. No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2016.
We seek to:

•	support a stable dividend by generating stable, consistent cash flow by acquiring properties with, or entering into new leases with, long lease terms;

•	facilitate dividend growth by acquiring properties with, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and

•
enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S. and Europe, leveraging the market presence of the Advisor in the U.S. and the Service Provider in the United Kingdom and Continental Europe.

Acquisition and Investment Policies
Primary Investment Focus
We focus on acquisitions of net lease properties with existing net leases or we acquire properties pursuant to sale-leaseback transactions. We may in the future acquire or originate real estate debt such as first mortgage debt loans but may also include bridge loans, mezzanine loans, preferred equity or securitized loans. As of December 31, 2016, we have not invested in any preferred equity or securitized loans.
As of December 31, 2016, we owned 310 properties, including 241 properties located in the U.S. and Puerto Rico, 43 properties located in the United Kingdom and 26 properties located across continental Europe.
Investing in Real Property
When evaluating prospective investments in real property, our management, the Advisor and, with respect to foreign investments, the Service Provider, consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, the Advisor and Service Provider have substantial discretion with respect to the selection of specific investments, subject to board approval.
We did not have any tenants whose total annualized rental income on a straight-line basis was more than 10% for the years ended December 31, 2016, 2015 and 2014.
The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Opportunistic Investments
We believe that the Advisor’s and our Service Provider’s presence in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties, such as partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases. In addition, we may acquire or originate investments in commercial real estate-related debt. Real estate-related debt investments include first mortgage loans, subordinated interests in first mortgage loans and mezzanine loans related to commercial real estate. We may also invest in real estate-related securities issued by real estate market participants such as real estate funds or other REITs. Real estate-related securities include commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Investments in these opportunistic investments would be subject to maintaining the requirements for continued qualification as a REIT and the requirements for our exemption from the Investment Company Act. As of December 31, 2016, we do not own any of these types of investments.
Acquisition Structure
We acquire properties through the OP and its subsidiaries. We have acquired properties through assets purchases and through purchases of the equity of entities owning properties. We typically acquire fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we have acquired 11 leasehold interest properties (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease).
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments, provided these investments would not cause us to be required to register as an "investment company" under the Investment Company Act.

Financing Strategies and Policies
We have a revolving credit facility with JPMorgan Chase Bank. N.A. (the “Credit Facility”) providing for maximum borrowings of $740.0 million. As of December 31, 2016, we have $616.6 million drawn on the Credit Facility. The Credit Facility bears interest at a floating rate and fixed rate borrowings after giving effect to in place interest rate swaps. Due to the Merger with Global II, we assumed a mezzanine facility with M&G Investment Management Limited (the "Mezzanine Facility") on the Merger Date. On that date, we assumed $107.0 million of principal amount on Mezzanine Facility and paid in full Pound Sterling ("GBP") line of £37.1 million (or $45.8 million) and subsequently made partial payment on the Euro line for €6.0 million (or $6.3 million). As of December 31, 2016, we have $55.4 million drawn on the Mezzanine Facility. Our Mezzanine Facility bears interest at a fixed rate (see Note 5 — Credit Borrowings to our audited consolidated financial statements in this Annual Report on Form 10-K for further information on our Credit Facility and our Mezzanine Facility). In addition, we have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear interest at margin plus a floating rate which is mostly fixed through interest rate swap agreements (see Note 6 — Mortgage Notes Payable to our audited consolidated financial statements in this Annual Report on Form 10-K for mortgage loans in respective currencies and interest rates details).
We may obtain additional financing for future investments, property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. As of December 31, 2016, our aggregate borrowings are equal to 45.9% of the aggregate purchase price of assets, or 49.1% of our net assets.
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
Tax Status
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to continue to qualify as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT for U.S. federal income tax purposes. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of real estate. Factors affecting competition for tenants include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Competition may have a material effect on our occupancy levels, rental rates or on the operating expenses of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include American Finance Trust, Inc., a REIT sponsored by an affiliate of our Sponsor, with an investment strategy similar to our investment strategy with respect to properties located in the U.S., other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for financing in a market where funds for real estate investment may decrease.

Competition from these and other real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain dividends to stockholders.
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
Advisory Agreement
We are externally managed by our Advisor pursuant to the terms of the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with the Advisor. The Advisory Agreement requires us to pay a base management fee (the “Base Management Fee”) of $18.0 million per annum, payable in cash on a pro rata monthly basis at the beginning of each month, a variable fee (the “Incentive Compensation”) equal to 1.25% of net proceeds raised from additional equity issuances, including issuances of OP Units, and an incentive fee, payable 50% in cash and 50% in shares of Common Stock, equal to 15% of our Core AFFO (as defined in the Advisory Agreement) in excess of $0.78 per share plus 10% of our Core AFFO in excess of $1.02 per share. The $0.78 and $1.02 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.
We reimburse the Advisor or its affiliates for expenses of the Advisor and its affiliates incurred on behalf of us, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement such as fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses.
The Advisory Agreement has an initial term expiring June 1, 2035, with automatic renewals for consecutive 5-year terms unless terminated in accordance with the terms of the Advisory Agreement with payments of a termination fee of up to 2.5 times the compensation paid to the Advisor in the previous year, plus expenses.
Employees
As of December 31, 2016, we have one employee based in Europe. The employees of our Advisor, Property Manager, other affiliates of our Sponsor and Service Provider perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
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

Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.globalnetlease.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.
Risk Factors Relating to the Company Following the Merger and the Company’s Operations Generally
The Company has incurred substantial expenses related to the Merger and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe.
The Company has incurred substantial expenses in connection with completing the Merger and these expenses could, particularly in the near term, exceed the savings that the Company expects to achieve following the completion of the Merger.
The Merger involved the combination of two companies that previously operated as independent public companies. Even though the companies were operationally similar, the Company is required to devote management attention and resources to integrating the properties and operations of the Company and Global II, which could prevent the Company from fully achieving the anticipated benefits of the Merger, including the expected annual general and administrative cost savings of up to $4.1 million.
The Company’s Credit Facility contains provisions that could limit its ability to pay certain restricted payments, including, dividends and other distributions in respect of the Company’s Common Stock.
The Company’s Credit Facility imposes limitations on the Company’s ability to make certain payments referred to as "restricted payments." Payment of dividends and other distributions in respect of the Company’s Common Stock are considered restricted payments under this Credit Facility. Specifically, restricted payments may not exceed 95% of modified funds from operations (as defined consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations) and there may not be a continuing default under the Credit Facility at the time of payment or a default resulting from such payment.
At the time dividends or other distributions to holders of the Company’s Common Stock become payable, the Company may be unable to satisfy the conditions required to make such a restricted payment under its Credit Facility and, therefore, may be unable to fund such an obligation from borrowings under such Credit Facility or at all without the approval of the lenders thereunder. If the Company makes such a restricted payment, the Company’s ability to make other restricted payments will be further constrained and an event of default may result.
There is no assurance that the Company will be able to continue paying distributions at the current rate or increase distributions over time, which would adversely affect the return on an investment in our shares.
The Company’s stockholders may not receive the same distributions in the future for various reasons, including the following:

•
the total amount of cash required for the Company to pay distributions at its current rate has increased as a result of the issuance of shares of the Company’s Common Stock in connection with the Merger;

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

The Company’s stockholders have no contractual or other legal right to dividends or distributions that have not been declared. Moreover, failure to meet the market's expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our Common Stock.

The future results of the Company will suffer if the Company does not effectively manage its expanded portfolio and operations following the Merger.
As a result of the Merger, the Company's portfolio and operations have expanded and will likely continue to expand through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the Company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The Company cannot assure you that expansion or acquisition opportunities will be successful, or that the Company will realize operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The Company may incur adverse tax consequences if Global II failed to qualify as a REIT for U.S. federal income tax purposes.
If Global II failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the Merger, the Company could inherit significant tax liabilities and could lose its REIT status should disqualifying activities continue after the Merger.
Risks Related to Our Properties and Operations
The Company has incurred operating losses and cannot assure you that the it will achieve profitability.
Since its inception in July 2011, the Company has incurred cumulative net losses (calculated in accordance with accounting principles generally accepted in the U.S. of America ("GAAP")) equal to $15.9 million. The extent of the Company's future operating losses and the timing of the profitability are highly uncertain, and the Company may never achieve or sustain profitability.
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
The Company’s success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor. Neither the Company nor the Advisor has an employment agreement with any of these key personnel, except for the agreement between Mr. Bowman and the Advisor, and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company or the Advisor. If any of the Company's key personnel were to cease their affiliation with the Advisor, the Company's operating results could suffer. Further, the Company does not separately maintain key person life insurance on any person. The Company believes that its future success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor's ability to implement the Company's investment strategies could be delayed or hindered, and the value of an investment in the Company's shares may decline.
In addition, the Advisor depends upon the fees and other compensation received from the Company to fund their respective operations. Any adverse changes in the financial condition of, or the Company's relationship with, the Advisor could hinder the Company's operations and portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect the Company and its relationship with lenders, tenants or counterparties.
The Company may terminate the Advisory Agreement with the Advisor in only limited circumstances, with payment of a termination fee.
The Company has limited rights to terminate the Advisor. The initial term of the Advisory Agreement expires on June 1, 2035, but is automatically renewed for consecutive five-year terms unless notice of termination is provided by either party to the agreement 365 days in advance of the expiration of the term. Further, the Company may terminate the agreement only under limited circumstances, such as a change in control of the Company or the Advisor, for cause, or for failure to meet performance standards in the prior year. In the event of such a termination, the Company would be required to pay a termination fee of up to 2.5 times the compensation paid to the Advisor in the previous year, plus expenses. The limited termination rights of the Advisory Agreement will make it difficult for the Company to renegotiate the terms of the Advisory Agreement or replace the Advisor even if the terms of our agreement are no longer consistent with the terms offered to other externally-managed REITs.
Dividends paid from sources other than the Company's cash flows from operations will result in the Company having fewer funds available for the acquisition of properties and other real estate-related investments.
The Company's cash flows provided by operations were $114.4 million for the year ended December 31, 2016, however dividends paid to common stockholders and distributions to the Company's OP Unit holders and long term incentive plan units holders were $122.4 million. The dividends and the deficit of $8.0 million, were funded from cash flows from operations and previous cash on hand originally derived from undistributed cash flows from operations.
If the Company does not generate sufficient cash flows from its operations to fund dividends, the Company may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings, the sale of additional securities, advances from the Advisor, or the Advisor's deferral, suspension or waiver of its fees and expense reimbursements.
Funding dividends from borrowings could restrict the amount the Company can borrow for investments. Funding dividends with the sale of assets, or using the proceeds from issuance of the Company's Common Stock to fund dividends rather than invest in assets, may affect the Company's ability to generate cash flows. Funding dividends from the sale of additional securities could dilute a stockholder's interest in the Company if the Company sell shares of its Common Stock or securities that are convertible or exercisable into shares of Common Stock to third party investors.
The vote by the United Kingdom to exit the European Union could adversely affect us.
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, commonly referred to as “Brexit.” The referendum was voluntary and not mandatory and, as a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom’s withdrawal from the European Union The announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. The Brexit vote may:
•adversely affect European and worldwide economic and market conditions;
•adversely affect commercial property market rental rates in the United Kingdom and continental Europe;
•adversely affect commercial property market values in the United Kingdom and continental Europe;

•	result in foreign currency exchange rate fluctuations, especially if the Company is unable to maintain currency exchange rate hedges;

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could impair the Company's ability to acquire properties and may reduce the price for which they are able to sell properties they have acquired; and

•	create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.
The long-term effects of Brexit are expected to depend on, among other things, any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Until the terms and timing of the United Kingdom’s exit from the European Union become more clear, it is not possible to determine the impact that the referendum, the United Kingdom’s departure from the European Union and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect us.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce recoveries against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce recoveries against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases.

The Company relies significantly on major tenants and therefore is subject to tenant credit concentrations that make the Company more susceptible to adverse events with respect to those tenants.
As of December 31, 2016, the Company derived 5.0% of its consolidated annualized rental income on a straight-line basis from the Government Services Administration (GSA I - IX) or GSA. Reductions or revisions in GSA’s budget may adversely affect its ability to make payments pursuant to the terms or its lease. The value of the Company's investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of the Company's investments.
A high concentration of the Company's properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of the Company's investments.
A concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on the Company's portfolio. As of December 31, 2016, the Company derived 5.0% or more of its consolidated annualized rental income on a straight-line basis from the following countries and states:

Country	December 31, 2016
United Kingdom	21.9%
Germany	8.1%
The Netherlands	6.5%
Finland	5.9%
United States & Puerto Rico
Texas	9.3%
Michigan	7.7%
California	5.5%
Other states and Puerto Rico	28.5%
United States and Puerto Rico	51.0%
Other European countries	6.6%
Total	100.0%
Any adverse situation that disproportionately affects the states and countries listed above may have a magnified adverse effect on the Company. Factors that may negatively affect economic conditions in these states or countries include:

•	restrictions on international trade;

•	business layoffs, downsizing or relocations;

•	industry slowdowns;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
The Company is subject to additional risks from its international investments.
Based on original purchase price, approximately 49.2% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico and approximately 50.8% are in Europe, primarily in the United Kingdom, France, Germany, Luxembourg, The Netherlands and Finland. The Company may purchase other properties and may make additional investments in Europe or elsewhere. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose the Company to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:

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

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the U.S.; and

•	our dependence on the Service Provider.
Investments in properties or other real estate investments outside the U.S. subject the Company to foreign currency risks.
Investments the Company makes outside the U.S. generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from properties or other real estate investments acquired are generally denominated in the local currency. The Company may also borrow in local currencies when purchasing properties outside the Unites States. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect the Company's revenues, operating margins and dividends and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect the Company's status as a REIT.
Foreign exchange rates may be influenced by many factors, including:

•	changing supply and demand for a particular currency;

•
monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries);

•	changes in balances of payments and trade;

•	trade restrictions; and

•	currency devaluations and revaluations.
Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices. These events and actions are unpredictable. In particular, sovereign debt issues in Europe could lead to further significant, and potentially longer-term, devaluation of the Euro or British Pounds against the U.S. dollar ("USD"), which could adversely impact the Company's European investments and revenue, operating expenses, and net income related to such European investments as expressed in U.S. dollars.
If the Company is unsuccessful in hedging these, or any other potential losses related to its exposure to foreign currencies, the Company's operating results could be negatively impacted and cash flows could be reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks.
The commercial real estate industry may be adversely affected by economic conditions in the European, U.S. and global financial markets generally.
The Company's business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon global economic conditions. Issues with the instability of credit and financial markets, actions by governments or central banks, weak consumer confidence in many markets and geopolitical or economic instability in certain countries continues to put pressure on European economies. Instability or volatility of certain countries in the European Union may create risks for stronger countries within the European Union and globally. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse economic conditions could harm the Company's business and financial condition by, among other factors, reducing the value of our existing investments, limiting access to debt and equity capital and otherwise negatively impacting the Company's operations.

Challenging economic and financial market conditions could significantly reduce the amount of income the Company earns on its investments and further reduce the value of investments.
Challenging economic and financial market conditions may cause the Company to experience an increase in the number of investments that result in losses, including delinquencies, non-performing investments and a decrease in the value of the Company's property, all of which could adversely affect results of operations. The Company may incur substantial losses and need to establish significant provision for losses or impairment.
Continuing concerns regarding European debt, market perceptions concerning the instability of the Euro and recent volatility and price movements in the rate of exchange between the USD and the Euro could adversely affect the Company's business, results of operations and financing.
Concerns persist regarding the debt burden of certain Eurozone countries and their potential inability to meet their future financial obligations, the overall stability of the Euro, given the diverse economic and political circumstances in individual Eurozone countries and recent declines and volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. If the European Union dissolves, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of the Company's Euro-denominated investments and obligations.
Furthermore, market concerns about economic growth in the Eurozone relative to the U.S. and speculation surrounding the potential impact on the Euro of a possible Greek or other country sovereign default or exit from the Eurozone may continue to exert downward pressure on the rate of exchange between the USD and the Euro, which may adversely affect the Company's results of operations.
Inflation may have an adverse effect on the Company's investments.
Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
High inflation could erode the value of long-term leases that do not contain indexed escalation provisions. High inflation in the countries in which we purchase real estate or make other investments could also increase expenses, and we may not be able to pass these increased costs onto the Company's tenants. An increase in the Company's expenses or a decrease in revenues could adversely impact results of operations. As of December 31, 2016, some of the Company's leases for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect the Company from all potential adverse effects of inflation.
Conversely, the current low inflation across Europe has raised the fear of deflation, or an outright decline in prices. Deflation can lead to a negative cycle where consumers delay purchases in anticipation of lower prices, causing businesses to stop hiring and postpone investments as sales weaken. Deflation would have a serious impact on economic growth and may adversely affect the financial condition of our tenants and the rental rates at which we renew or enter into leases.

A high concentration of tenants of the Company's properties in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments.
If tenants of the Company's properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on the Company's portfolio. For the year ended December 31, 2016, the following industries had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of the Company's consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2016
Financial Services	13.4%
Technology	7.3%
Discount Retail	6.6%
Aerospace	6.0%
Healthcare	5.9%
Telecommunications	5.8%
Government Services	5.6%
Energy	5.5%
Freight	5.1%
Utilities	5.0%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on the Company's portfolio.
The Company's bank deposits in excess of insured limits expose the Company to risk of failure of any bank in which the Company deposits its funds.
The Company holds cash and cash equivalents at several banking institutions. These institutions are generally insured by the Federal Deposit Insurance Corporation, or “FDIC,” or other entities in Europe, and each of these entities generally only insure limited amounts per depositor per insured bank. The Company has cash and cash equivalents and restricted cash deposited in interest bearing accounts at certain financial institutions exceeding these insured levels. If any of the banking institutions in which the Company has deposited funds ultimately fails, the Company may lose the portion of the deposits that exceed the insured levels.
The Company's business and operations could suffer in the event the Advisor or any other party that provides us with services essential to operations, experiences system failures or cyber incidents or a deficiency in cyber security.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of the Advisor and other parts that provide us with services essential to the Company's operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in the Company's operations could results in a material disruption to the Company's business. We may also incur additional costs to remedy damages caused by such disruptions.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in the Company's industry has increased, so have the risks posed to the Company's systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
In addition, a security breach or other significant disruption involving the IT networks and related systems of the Advisor or any other party that provides us with services essential to the Company's operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect the Company's ability to properly monitor the Company's compliance with the rules and regulations regarding the Company's qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in the Company's inability to maintain the building systems relied upon by its tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact the Company's reputation among its tenants and investors generally.
Although the Advisor and other parties that provide us with services essential to the Company's operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Advisor and other parties that provide us with services essential to the Company's operations could, in turn, have an adverse impact on us.
Risks Related to Conflicts of Interest
The Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in the Company's favor, which could adversely affect the Company's investment opportunities.
We rely on the Sponsor and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of the Advisor are also the key real estate professionals at the parent of the Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of the Sponsor. For example, American Finance Trust, Inc. seeks, like us, to invest in a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors.
We and other programs sponsored directly or indirectly by the parent of the Sponsor also rely on these real estate professionals~~,~~ to supervise the property management and leasing of properties. The Company's executive officers and key real estate professionals, and the Sponsor , are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
The Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at the Company's expense and adversely affect the value of Common Stock.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. The Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company's business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between the Company's interests and the interest of the affiliated co-venturer and in managing the joint venture. Because the Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of the Company's investment in the joint venture.
The Company's officers and directors face conflicts of interest related to the positions they hold with related parties, which could hinder the Company's ability to successfully implement its business strategy and to generate returns to you.
Certain of the Company's executive officers, including Scott Bowman, chief executive officer and president, and Nicholas Radesca, chief financial officer, treasurer and secretary, also are officers of the Advisor, the Property Manager and other related parties. Nicholas Radesca is the chief financial officer, treasurer and secretary of American Finance Trust, Inc., which is a non-traded REIT sponsored by the parent of our Sponsor that has investment objectives similar to our U.S. investment objectives. The Company's directors also are directors of other traded and non-traded REITs sponsored by the parent of the Sponsor. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the duties that they owe to us.
These conflicting duties could result in actions or inactions that are detrimental to the Company's business. Conflicts with the Company's business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to entities sponsored by or affiliated with the Sponsor, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates of the Sponsor, (e) investments with affiliates of the Advisor, and (f) compensation to the Advisor and its affiliates including the Property Manager.
Moreover, the management of multiple REITs by certain of the officers and other key personnel of the Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
Our Advisor and our Service Provider face conflicts of interest relating to the structure of the fees they may receive.
Under the Advisory Agreement, the partnership agreement of the OP, and the OPP (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-Multi-Year Outperformance Agreement”), our Advisor is entitled to substantial minimum compensation regardless of performance. Further, because our Advisor does not maintain a significant equity interest in us and is entitled to receive fees and earn LTIP Units (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-Multi-Year Outperformance Agreement”) based on performance, our Advisor may be incentivized to recommend investments that are riskier or more speculative than investments recommended by an advisor with a more significant investment in the Company.
Risks Related to the Company's Corporate Structure and Common Stock
The trading price of our Common Stock has declined since the Listing and may continue to decline.
The trading price of our Common Stock is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the price of our Common Stock are:

•	our financial condition and performance;

•	our ability to realize the operating efficiencies, cost savings, revenue enhancements, synergies and other anticipated benefits of the Merger;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	our dividend policy;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our reputation and the reputation of our Sponsor, its affiliates or entities sponsored by our Sponsor;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our Common Stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
Our only significant asset is the partnership interest we own in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is dividends from our OP and its subsidiaries. The limited partnership units of the OP Units held by the Advisor, the Service Provider and their respective affiliates are also entitled to distributions from the OP in the same amount as shares of Common Stock. Until such time as the LTIP Units held by the Advisor are fully earned in accordance with the provisions of the OPP, the LTIP Units are entitled to dividends equal to 10% of the dividends made on the OP Units. After the LTIP Units are fully earned, they are entitled to a catch-up distribution and then receive the same distribution as the OP Units.
There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay dividends to us that will enable us to pay dividends to our stockholders, holders of OP Units and holders of LTIP Units from cash flows from operations or otherwise pay any other obligations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
A stockholder's interest in us will be diluted if we issue additional shares, which could adversely affect the value of the Company's Common Stock.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. The Company's charter currently authorizes us to issue 350 million shares of stock, of which 300 million shares are classified as Common Stock and 50 million are classified as preferred stock. The Company's board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors. Existing stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares of our Common Stock, including pursuant to stock awards granted to our officers and directors; (b) sell securities that are convertible into shares of our Common Stock; or (c) issue shares to the Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under the Advisory Agreement or other agreements.
In addition, we may issue shares of our Common Stock in connection with an exchange of OP Units and earnings of LTIP Units. As of December 31, 2016, the Advisor and its affiliates, including certain of our current and former directors and executive officers, owned 545,530 OP Units, representing 0.3% of our fully diluted Common Stock outstanding. After owning an OP Unit for one year, OP Unit holders generally may, subject to certain restrictions, exchange OP Units for the cash value of a corresponding number of shares of our Common Stock or a corresponding number of shares of our Common Stock, at the Company's option. As of December 31, 2016, no LTIP Units have been earned. LTIP Units are convertible into OP Units subject to being earned and vested and several other conditions. We may also issue OP Units to sellers of properties acquired by us.
Thus, our stockholders bear the risk of our future offerings reducing the value of our Common Stock and diluting the interest of existing stockholders.
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
Our charter permits our board of directors to issue up to 350.0 million shares of stock including 50 million shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued Common Stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions and limitations as to dividends or other dividends, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to dividends and amounts payable upon liquidation over the rights of the holders of our Common Stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Common Stock.
We disclose Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), Core Funds from Operations ("Core FFO") and Adjusted Funds from Operations ("AFFO"). These are non-GAAP financial measures and are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose FFO, as defined by NAREIT, Core FFO and AFFO. All of these are non-GAAP measures and none of them are equivalent to our net income or loss or cash flow from operations as determined under GAAP. Stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay dividends. FFO, Core

FFO and AFFO and GAAP net income differ because FFO, Core FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Because of these differences, FFO, Core FFO and AFFO may not be accurate indicators of our operating performance, especially with respect to the impact of acquisition expenses. FFO, Core FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider FFO, Core FFO and AFFO as alternatives to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay dividends to our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a takeover that could otherwise result in a premium price to our stockholders.
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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving the Advisor or any affiliate of the Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and the Advisor or any affiliate of the Advisor. As a result, the Advisor and any affiliate of the Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
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
Rapid changes in the values of our investments in real estate-related investments may make it more difficult for us to maintain our continued qualification as a REIT and our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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
Payment of fees to the Advisor and our Service Provider and their affiliates reduces cash available for investment and other uses including payment of dividends to our stockholders.
The Advisor and our Service Provider and their affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, the servicing of our debt, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes including payment of and dividends to our stockholders.
Risks Related to Net Lease Sale-Leaseback Investments
The inability of tenant in single tenant properties to pay rent will materially reduce our revenues.
Substantially all of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
Acquisitions of properties in sale-leaseback transactions could be recharacterized in a tenant’s bankruptcy proceeding, which could adversely affect our financial condition and ability to pay dividends.
We may enter into sale-leaseback transactions whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy, the transaction may be re-characterized as either a financing or a joint venture. If the sale-leaseback was re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor, not a property owner. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms. If the sale-leaseback were characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced.
If a tenant declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends to our stockholders. In the event of a bankruptcy, there can be no assurance that the tenant or its trustee will assume our lease.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Based on annualized rental income, 27.7% of our tenants are not evaluated or ranked by credit rating agencies, or are ranked below "investment grade". Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Net leases may not result in fair market lease rates over time, which could negatively impact our income.
As of December 31, 2016, all of our rental income was generated from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Net leases may not result in fair market lease rates over time, which could negatively impact our income.
Long term leases may result in income lower than short term leases.
We generally seek to enter into long term leases with our tenants. As of December 31, 2016, 24.0% of our annualized rental income was generated from net leases, with remaining lease term of more than 10 years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
Certain of our leases do not contain any rent escalation provisions. As a result, our income may be lower than it would otherwise be if we did not lease properties through long term leases. Further, if our properties are leased for long term leases at below market rental rates, our properties will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes affect our profitability and ability to realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic and local economic conditions;

•	changes in supply of and demand for, similar or competing properties in the areas in which our properties are located;

•	changes in interest rates and availability of debt financing; and

•	changes in tax, real estate, environmental and zoning laws
These and other factors may affect the profitability and the value of our properties.
Our discount retail tenants face competition with other retail channels, which may affect our tenants ability to pay rent.
Our discount retail tenants may face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Such factors may affect our tenants and their ability to pay rent.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may experience vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. Properties that are vacant will produce no revenue, and the cost of owning the property may be substantial. Vacancies will result in less cash being available to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies would be lower.
We generally obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence does not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to pay dividends to you.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could impact the value of the applicable property or our ability to lease the applicable property on favorable terms.
If a tenant does not renew its lease or otherwise vacate its space, we likely will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will have to obtain financing from sources, such as cash flow from operations, borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, the value of the applicable property or our ability to lease the applicable property on favorable terms could be adversely impacted.
We may not be able to sell a property when we desire to do so.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, we may not have funds available to correct defects or make improvements that are necessary or desirable before the sale of a property. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below.

We may acquire or finance properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control.
Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which would, among other things, adversely affect funds available for future acquisitions.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may additional face competition from alternative retail channels as mail order catalogs and operators, television shopping networks and shopping via the Internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any dividends.
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

Although we generally hire third parties to conduct environmental reviews of the real property that we purchase, we may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us.
If we sell properties by providing financing to purchasers, we will be exposed to defaults by the purchasers.
In some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us.
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
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for dividends.
Our domestic properties are subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, there can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner.
Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We own and acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices.

Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. Countries with high levels of sovereign debt have had difficulty refinancing their debt, leading to concerns that have created volatility in various currencies. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macroeconomic conditions. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay dividends, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market and economic challenges may have adverse consequences, including:

•
decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower occupancy levels, which decreased demand will result in decreased revenues and which could diminish the value of our portfolio, which depends, in part, upon the cash flow generated by our properties;

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

•	a decrease in the market value of our properties, which would reduce the value of our portfolio and limit our ability to obtain debt financing securing by our properties;

•	reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments; and

•
reduction in cash flows from our operations as a result of foreign currency losses resulting from our operations in continental Europe and the United Kingdom if we are unsuccessful in hedging these potential losses or if, as part of our risk management strategies, we choose not to hedge such risks.

If economic conditions deteriorate, our board of directors may reduce payment of dividends in order to conserve cash.
Disruptions in the economies of various European countries could negatively impact our business, results of operations and financial condition.
Countries with high levels of sovereign debt have had difficulty refinancing their debt, leading to concerns that have created volatility in various currencies. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macroeconomic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery.
We may be exposed to foreign currency gains and losses resulting from our operations in continental Europe and the United Kingdom. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks.
Foreign exchange rates are influenced by: changing supply and demand for a particular currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable and not within our control.
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
We focus our investments on commercial properties, including special use single tenant properties. If a lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Special use single tenant properties may be relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to re-lease or sell properties.
Upcoming changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The upcoming standard, which is expected to become effective in 2019, could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated.
Risks Associated with Debt Financing and Investments
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we typically incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or fund working capital. We may borrow if we need funds to continue to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow required to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of dividends required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
Increases in mortgage rates may make it difficult for us to finance or refinance properties.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and we may be required to obtain equity financing to repay the mortgage or the property may be subject to foreclosure.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay dividends to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our dividend and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace the Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to you.
We have and expect that we will continue to incur indebtedness in the future. We have incurred variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Stock.
We qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to continue to satisfy all the requirements for continued qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we continue to qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes.

To continue to qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to continue to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we make with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S federal income and excise taxes on our earnings while we continue to qualify as a REIT, it is possible that we might not always be able to do so.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
With respect to properties acquired in sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the dividend requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we continue to qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

We may be required to defer repatriation of cash from foreign jurisdictions in order to continue to qualify as a REIT.
Investments in foreign real property may be impacted by changes in the value of foreign currencies. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross income tests; however, under certain circumstances such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our continued REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to continue to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to maintain our REIT qualification and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distributions of our shares of Common Stock as part of a distribution in which stockholders may elect to receive shares of Common Stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to continue to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead are secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

We may choose to pay dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.
In connection with our continued qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our Common Stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the dividend received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to you can be complex; however, distributions that we make to you generally will be taxable as ordinary income, which may reduce the anticipated return from an investment in us.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To continue to qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to you.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to qualify as a REIT, we may terminate our REIT election if we determine that continuing to qualify as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our Common Stock.
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
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation.  As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our continued qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our Common Stock at any time during the five-year period ending on the date of the sale.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of December 31, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	7.2
Wickes Building Supplies I	May 2013	UK	1	29,679	7.8
Everything Everywhere	Jun. 2013	UK	1	64,832	10.5
Thames Water	Jul. 2013	UK	1	78,650	5.7
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	10.0
PPD Global Labs	Aug. 2013	US	1	76,820	7.9
Northern Rock	Sep. 2013	UK	2	86,290	6.7
Kulicke & Soffa	Sep. 2013	US	1	88,000	6.8
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	11.9
Con-way Freight	Nov. 2013	US	7	105,090	6.9
Wolverine	Dec. 2013	US	1	468,635	6.1
Western Digital	Dec. 2013	US	1	286,330	3.9
Encanto	Dec. 2013	PR	18	65,262	8.5
Rheinmetall	Jan. 2014	GER	1	320,102	7.0
GE Aviation	Jan. 2014	US	1	369,000	9.0
Provident Financial	Feb. 2014	UK	1	117,003	18.9
Crown Crest	Feb. 2014	UK	1	805,530	22.1
Trane	Feb. 2014	US	1	25,000	6.9
Aviva	Mar. 2014	UK	1	131,614	12.5
DFS Trading I	Mar. 2014	UK	5	240,230	13.2
GSA I	Mar. 2014	US	1	135,373	5.6
National Oilwell Varco I	Mar. 2014	US	1	24,450	6.6
Talk Talk	Apr. 2014	UK	1	48,415	8.2
OBI DIY	Apr. 2014	GER	1	143,633	6.9
GSA II	Apr. 2014	US	2	24,957	6.1
DFS Trading II	Apr. 2014	UK	2	39,331	13.2
GSA III	Apr. 2014	US	2	28,364	8.3
GSA IV	May 2014	US	1	33,000	8.6
Indiana Department of Revenue	May 2014	US	1	98,542	6.0
National Oilwell Varco II (2)	May 2014	US	1	23,475	13.2
Nissan	May 2014	US	1	462,155	11.8
GSA V	Jun. 2014	US	1	26,533	6.2
Lippert Components	Jun. 2014	US	1	539,137	9.7
Select Energy Services I	Jun. 2014	US	3	135,877	9.8
Bell Supply Co I	Jun. 2014	US	6	79,829	12.0
Axon Energy Products	Jun. 2014	US	3	213,634	9.2
Lhoist	Jun. 2014	US	1	22,500	6.0
GE Oil & Gas	Jun. 2014	US	2	69,846	6.7
Select Energy Services II	Jun. 2014	US	4	143,417	9.9
Bell Supply Co II	Jun. 2014	US	2	19,136	12.0
Superior Energy Services	Jun. 2014	US	2	42,470	7.3
Amcor Packaging	Jun. 2014	UK	7	294,580	7.9
GSA VI	Jun. 2014	US	1	6,921	7.3
Nimble Storage	Jun. 2014	US	1	164,608	4.8
FedEx -3-Pack	Jul. 2014	US	3	338,862	5.5
Sandoz, Inc.	Jul. 2014	US	1	154,101	9.6
Wyndham	Jul. 2014	US	1	31,881	8.3
Valassis	Jul. 2014	US	1	100,597	6.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
GSA VII	Jul. 2014	US	1	25,603	7.9
AT&T Services	Jul. 2014	US	1	401,516	9.5
PNC - 2-Pack	Jul. 2014	US	2	210,256	12.6
Fujitisu	Jul. 2014	UK	3	162,888	9.9
Continental Tire	Jul. 2014	US	1	90,994	5.6
Achmea	Jul. 2014	NETH	2	190,252	7.0
BP Oil	Aug. 2014	UK	1	2,650	8.8
Malthurst	Aug. 2014	UK	2	3,784	8.9
HBOS	Aug. 2014	UK	3	36,071	8.6
Thermo Fisher	Aug. 2014	US	1	114,700	7.7
Black & Decker	Aug. 2014	US	1	71,259	5.1
Capgemini	Aug. 2014	UK	1	90,475	6.3
Merck & Co.	Aug. 2014	US	1	146,366	8.7
Dollar Tree - 65-Pack (3)(4)	Aug. 2014	US	58	485,992	12.7
GSA VIII	Aug. 2014	US	1	23,969	7.6
Waste Management	Sep. 2014	US	1	84,119	6.0
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	7.4
HP Enterprise Services	Sep. 2014	UK	1	99,444	9.2
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	5.7
FedEx II	Sep. 2014	US	1	11,501	7.3
Dollar General - 39-Pack (5)	Sep. 2014	US	21	199,946	11.2
FedEx III	Sep. 2014	US	2	221,260	7.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	7.7
Kuka	Sep. 2014	US	1	200,000	7.5
CHE Trinity	Sep. 2014	US	2	373,593	5.9
FedEx IV	Sep. 2014	US	2	255,037	6.1
GE Aviation	Sep. 2014	US	1	102,000	6.0
DNV GL	Oct. 2014	US	1	82,000	8.2
Bradford & Bingley	Oct. 2014	UK	1	120,618	12.8
Rexam	Oct. 2014	GER	1	175,615	8.2
FedEx V	Oct. 2014	US	1	76,035	7.5
C&J Energy (6)	Oct. 2014	US	1	96,803	6.8
Dollar Tree II (3)	Oct. 2014	US	34	282,730	12.8
Panasonic	Oct. 2014	US	1	48,497	11.5
Onguard	Oct. 2014	US	1	120,000	7.0
Metro Tonic	Oct. 2014	GER	1	636,066	8.8
Axon Energy Products	Oct. 2014	US	1	26,400	7.8
Tokmanni	Oct. 2014	FIN	1	800,834	16.7
Fife Council	Nov. 2014	UK	1	37,331	7.1
Dollar Tree III (3)	Nov. 2014	US	2	16,442	12.7
GSA IX	Nov. 2014	US	1	28,300	5.3
KPN BV	Nov. 2014	NETH	1	133,053	10.0
RWE AG	Nov. 2014	GER	3	594,415	7.9
Follett School	Nov. 2014	US	1	486,868	8.0
Quest Diagnostics	Dec. 2014	US	1	223,894	7.7
Diebold	Dec. 2014	US	1	158,330	5.0
Weatherford Intl	Dec. 2014	US	1	19,855	8.8
AM Castle	Dec. 2014	US	1	127,600	7.8
FedEx VI	Dec. 2014	US	1	27,771	7.7
Constellium Auto	Dec. 2014	US	1	320,680	12.9
C&J Energy II (6)	Mar. 2015	US	1	125,000	6.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Fedex VII	Mar. 2015	US	1	12,018	7.8
Fedex VIII	Apr. 2015	US	1	25,852	7.8
Crown Group I	Aug. 2015	US	3	295,974	18.6
Crown Group II	Aug. 2015	US	3	642,595	18.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	13.0
JIT Steel Services	Sep. 2015	US	2	126,983	13.0
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	9.3
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	12.8
FedEx Ground	Sep. 2015	US	1	91,029	8.5
Office Depot	Sep. 2015	NETH	1	206,331	12.2
Finnair	Sep. 2015	FIN	4	656,275	7.7
Auchan (7)	Dec. 2016	FR	1	152,235	6.6
Pole Emploi (7) (8)	Dec. 2016	FR	1	41,452	6.5
Veolia Water (7)	Dec. 2016	US	1	70,000	9.0
Sagemcom (7)	Dec. 2016	FR	1	265,309	7.1
NCR Dundee (7)	Dec. 2016	UK	1	132,182	9.9
FedEx Freight (7)	Dec. 2016	US	1	68,960	6.7
DB Luxembourg (7)	Dec. 2016	LUX	1	156,098	7.0
ING Amsterdam (7)	Dec. 2016	NETH	1	509,369	8.5
Worldline (7)	Dec. 2016	FR	1	111,338	7.0
Foster Wheeler (7)	Dec. 2016	UK	1	365,832	7.6
ID Logistics I (7)	Dec. 2016	GER	1	308,579	7.8
ID Logistics II (7)	Dec. 2016	FR	2	964,489	7.9
Harper Collins (7)	Dec. 2016	UK	1	873,119	8.7
DCNS (7)	Dec. 2016	FR	1	96,995	7.8
Total			310	22,004,536	9.8
______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of December 31, 2016.

(2)	The Company has expanded the property in September 2015 by purchasing additional 15,975 square feet with 13.5 years of remaining lease term as of December 31, 2016.

(3)	On July 6, 2015, the tenant's name has changed from Family Dollar to Dollar Tree due to an acquisition by Dollar Tree.

(4)	Of the Dollar Tree - 65-Pack properties, purchased in August 2014, 7 properties were sold on October 13, 2016 and are not included in the table above.

(5)	Of the Dollar General - 39-Pack properties, purchased in September 2014, 18 properties were sold during the year ended December 31, 2016 and are not included in the table above.

(6)	Lease term modified from March 31, 2026 to October 31, 2023 during the third quarter 2016.

(7)	New properties acquired as part of the Merger.

(8)	The property is 37,437 square feet, or 90.3% occupied.

The following table details distribution of our portfolio by country/location as of December 31, 2016:

Country	Acquisition Date	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Finland	Nov. 2014 - Sep. 2015	5	1,457,109	6.6%	12.6
France	Dec. 2016	7	1,631,818	7.4%	7.6
Germany	Jan. 2014 - Dec. 2016	8	2,178,410	9.9%	8.0
Luxembourg	Dec. 2016	1	156,098	0.7%	7.0
The Netherlands	Jul. 2014 - Dec. 2016	5	1,039,005	4.7%	9.1
United Kingdom	Oct. 2012 - Dec. 2016	43	4,079,576	18.5%	12.1
United States	Aug. 2013 - Dec. 2016	223	11,397,258	51.8%	9.3
Puerto Rico	Dec. 2013	18	65,262	0.3%	8.5
Total		310	22,004,536	100.0%	9.8
_______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis.Weighted average remaining lease term in years calculated based on square feet as of December 31, 2016.

The following table details the tenant industry distribution of our portfolio as of December 31, 2016:

Industry	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Aerospace	7	1,257,856	5.7%	$14,020	6.0%
Auto Manufacturing	8	1,939,861	8.8%	6,611	2.8%
Automation	1	200,000	0.9%	1,092	0.5%
Automotive Parts Manufacturing	1	152,711	0.7%	954	0.4%
Automotive Parts Supplier	2	411,096	1.9%	3,307	1.4%
Biotechnology	1	114,700	0.5%	1,014	0.4%
Consulting	1	82,000	0.4%	576	0.3%
Consumer Goods	3	271,874	1.2%	1,995	0.9%
Contract Research	1	76,820	0.4%	908	0.4%
Defense	1	96,995	0.4%	1,450	0.6%
Discount Retail	116	1,785,944	8.1%	15,320	6.6%
Education	1	486,868	2.2%	1,935	0.8%
Electronics	1	48,497	0.2%	686	0.3%
Energy	29	1,042,692	4.7%	12,863	5.5%
Engineering	1	365,832	1.7%	10,484	4.5%
Environmental Services	1	70,000	0.3%	570	0.2%
Financial Services	13	2,315,896	10.5%	31,273	13.4%
Foot Apparel	2	588,635	2.7%	2,141	0.9%
Freight	21	1,233,415	5.6%	11,845	5.1%
Government Services	14	510,345	2.3%	12,974	5.6%
Healthcare	4	647,199	2.9%	13,680	5.9%
Home Maintenance	4	230,535	1.1%	2,168	0.9%
Hospitality	1	31,881	0.1%	404	0.2%
Logistics	3	1,273,068	5.8%	2,942	1.3%
Marketing	1	100,597	0.5%	1,194	0.5%
Metal Fabrication	4	296,781	1.4%	2,120	0.9%
Metal Processing	2	448,280	2.0%	2,862	1.2%
Office Supplies	1	206,331	0.9%	2,126	0.9%
Packaging Goods	7	294,580	1.3%	1,049	0.4%
Petroleum Services	3	6,434	*	653	0.3%
Pharmaceuticals	3	390,367	1.8%	9,788	4.2%
Publishing	1	873,119	4.0%	6,333	2.7%
Restaurant - Quick Service	19	74,356	0.3%	3,385	1.4%
Retail Banking	3	36,071	0.2%	1,055	0.5%
Retail Food Distribution	2	957,765	4.4%	6,179	2.6%
Specialty Retail	7	279,561	1.3%	2,826	1.2%
Technology	10	1,135,265	5.2%	17,087	7.3%
Telecommunications	5	913,125	4.1%	13,620	5.8%
Utilities	4	673,065	3.1%	11,605	5.0%
Waste Management	1	84,119	0.4%	358	0.2%
Total	310	22,004,536	100.0%	$233,452	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2016 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

*Amount is below 0.1%.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2016:

Country	State	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
					(In thousands)
Finland		5	1,457,109	6.6%	$13,661	5.9%
France		7	1,631,818	7.4%	10,784	4.6%
Germany		8	2,178,410	9.9%	19,005	8.1%
Luxembourg		1	156,098	0.7%	4,671	2.0%
The Netherlands		5	1,039,005	4.7%	15,276	6.5%
United Kingdom		43	4,079,576	18.5%	51,107	21.9%
United States and Puerto Rico:
	Alabama	9	73,554	0.3%	791	0.3%
	Arizona	2	15,605	0.1%	156	0.1%
	Arkansas	1	8,320	*	89	*
	California	3	674,832	3.1%	12,890	5.5%
	Colorado	1	26,533	0.1%	1,088	0.5%
	Delaware	1	9,967	*	360	0.2%
	Florida	7	180,086	0.8%	2,646	1.1%
	Georgia	5	41,320	0.2%	449	0.2%
	Idaho	2	16,267	0.1%	201	0.1%
	Illinois	4	570,737	2.6%	2,629	1.1%
	Indiana	6	1,113,636	5.1%	4,490	1.9%
	Iowa	2	32,399	0.1%	296	0.1%
	Kansas	6	178,807	0.8%	1,275	0.6%
	Kentucky	6	355,420	1.6%	2,753	1.2%
	Louisiana	7	136,850	0.6%	1,260	0.5%
	Maine	2	49,572	0.2%	1,877	0.8%
	Maryland	1	120,000	0.6%	785	0.4%
	Massachusetts	2	127,456	0.6%	1,772	0.8%
	Michigan	15	2,296,274	10.4%	17,904	7.7%
	Minnesota	4	149,690	0.7%	2,135	0.9%
	Mississippi	10	80,968	0.4%	800	0.3%
	Missouri	4	138,536	0.6%	2,604	1.1%
	Nebraska	6	57,572	0.3%	564	0.2%
	New Jersey	3	348,964	1.6%	8,505	3.6%
	New Mexico	5	46,405	0.2%	556	0.2%
	New York	2	221,260	1.0%	2,398	1.0%
	North Carolina	7	192,277	0.9%	1,539	0.7%
	North Dakota	3	47,330	0.2%	884	0.4%
	Ohio	7	520,617	2.4%	4,216	1.8%
	Oklahoma	9	88,770	0.4%	825	0.4%
	Pennsylvania	5	322,260	1.5%	3,299	1.4%
	South Carolina	14	414,081	1.9%	3,274	1.4%
	South Dakota	2	54,152	0.3%	1,284	0.6%
	Tennessee	12	789,295	3.6%	7,076	3.0%
	Texas	45	1,869,526	8.5%	21,595	9.3%
	Utah	2	19,966	0.1%	395	0.2%
	Virginia	1	7,954	*	76	*
	Puerto Rico	18	65,262	0.3%	3,212	1.4%
Total		310	22,004,536	100.0%	$233,452	100.0%
________________________________
*Amount is below 0.1%.

(1)
Annualized rental income converted from local currency into USD as of December 31, 2016 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2016:

(In thousands)	Future Minimum Base Rent Payments (1)
2017	$224,273
2018	229,591
2019	232,458
2020	235,259
2021	233,180
2022	223,612
2023	199,486
2024	156,614
2025	98,451
2026	69,169
Thereafter	268,131
Total	$2,170,224
________________________________

(1)	Based on the exchange rate as of December 31, 2016.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2017	—	$—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	2	3,482	1.5%	386,015	1.7%
2021	2	5,003	2.2%	322,938	1.5%
2022	16	23,594	8.5%	1,552,953	7.0%
2023	32	27,678	12.0%	2,718,175	12.3%
2024	45	64,638	28.1%	5,869,116	26.6%
2025	38	35,389	15.4%	3,210,807	14.5%
2026	13	18,864	8.3%	1,782,547	8.1%
Total	148	$178,648	76.0%	15,842,551	71.7%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2016 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2016, we did not have any tenants whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income, respectively.

Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of Government Services Administration ("GSA") (I - IX) properties, represents 5% or more of our total portfolio's rentable square feet or annual straight-line rental income based on the exchange rate as of December 31, 2016. The tenant concentration of these properties is summarized below.
The GSA portfolio is located in nine different states throughout the U.S. with a total of 11 properties. The buildings are freestanding, single-tenant office buildings, comprised of 333,020 total rentable square feet and is 100% leased to different U.S. government agencies. As of December 31, 2016, the tenants have an average of 6.5 years remaining on their leases which expire between April 2022 and July 2028. The leases have annualized rental income on a straight-line basis of $11.6 million and contain one five-year on one of its two leases, two five-year and 20 five-year renewal options for GSA II, GSA VI and GSA VII tenants, respectively. The other GSA tenants have no renewal options.
Property Financings
See Note 6 — Mortgage Notes Payable for property financings as of December 31, 2016 and 2015 to audited consolidated financial statements in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is traded on the NYSE under the symbol "GNL." Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of the Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT"), Modern Index Strategy Indexes ("MSCI"), and the New York Stock Exchange Index ("NYSE Index") for the period commencing June 2, 2015, the date on which we listed our shares on the NYSE and ending December 31, 2016. The graph assumes an investment of $100 on June 2, 2015.
For each calendar quarter indicated, the following table reflects high and low sales prices for the Common Stock as reported by NYSE and the amounts paid to our stockholders in respect of these shares which we refer to as "dividends."

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$8.65	$8.98	$8.82	$8.23
Low	$5.77	$7.46	$7.67	$6.92

Dividends per share	$0.178	$0.178	$0.178	$0.178

2015:	Second Quarter		Third Quarter	Fourth Quarter
High	$10.07		$9.20	$9.29
Low	$8.75		$7.30	$7.76

Dividends per share	$0.002	(1)	$0.178	$0.178
_______________________________

(1)	Cash distributions in the second quarter of 2015 represent dividends paid for June 2, 2015 based on a monthly dividend rate per share of $0.059.
Holders
As of February 15, 2017, we had 198.8 million shares outstanding held by 3,081 stockholders.

Dividends
We qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual dividend requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Code. For tax purposes, of the amounts distributed during the year ended December 31, 2016, 61.3%, or $0.44 per share per annum, and 38.7%, or $0.27 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2015, 63.1%, or $0.45 per share per annum, and 36.9%, or $0.26 per share per annum, represented a return of capital and ordinary dividends, respectively. See Note 9 — Common Stock to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
The following table reflects dividends declared and paid in cash and reinvested through the DRIP to common stockholders, as well as dividends related to participating LTIP Units and OP Units during the years ended December 31, 2016 and 2015:

(In thousands)	Dividends Paid in Cash	Other Distributions Paid in Cash		Total Dividends Paid	Dividends Declared
Q1 2016	$30,020	$857	(1)	$30,877	$30,503
Q2 2016	30,019	487		30,506	30,503
Q3 2016	30,097	405		30,502	30,502
Q4 2016	30,250	259		30,509	30,511
Total	$120,386	$2,008		$122,394	$122,019

(In thousands)	Dividends Paid in Cash (2)	Other Distributions Paid in Cash (3)	Dividends Reinvested in DRIP (2)(4)	Total Dividends Paid (2)	Dividends Declared (2)(3)
Q1 2015	$14,268	$—	$17,007	$31,275	$31,364
Q2 2015	23,516	—	11,571	35,087	24,289
Q3 2015	29,957	321	—	30,278	30,314
Q4 2015	29,989	321	—	30,310	30,306
Total	$97,730	$642	$28,578	$126,950	$116,273
_______________________________

(1)	Includes 2015 accrued LTIP Units distributions of $0.4 million which were paid during Q1 2016.

(2)	Dividend amounts for the periods indicated above exclude distributions related to Class B Units. Dividends paid related to Class B Units were $0.3 million for the year ended December 31, 2015.

(3)
Includes distributions paid of 0.6 million for the OP Units. For the year ended December 31, 2015 total accrued and unpaid distributions to the participating LTIP Units were $0.4 million and therefore were not included in the table above as they remain unpaid as of December 31, 2015.

(4)	On April 7, 2015, in anticipation of the Listing, we suspended our DRIP which was subsequently terminated effective December 19, 2016.

Share-Based Compensation
We have a stock option plan (the “Plan”) which authorizes the grant of non-qualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
The following table sets forth information regarding securities authorized for issuance under our stock option plan, restricted share plan and Multi-Year Outperformance Plan (as described below) as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	—
Equity Compensation Plans not approved by security holders	—	—	29,419,368
Total	—	$—	29,419,368
Restricted Share Plan
We have an employee and director incentive restricted share plan (“RSP”) that provides the ability to grant awards of restricted shares to our directors, officers and employees, employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Prior to April 8, 2015, the RSP provided for the automatic grant of 3,000 restricted shares of Common Stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, we amended the RSP ("Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the board of directors.
Effective upon the Listing, our board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. In connection with the Listing, our board of directors also approved a one-time retention grant of 40,000 RSUs to each of the directors valued at $8.52 per unit, which vest over a five-year period. On July 13, 2015, we granted an annual retainer to each of its independent directors comprising of 50% (or $0.1 million) in cash and 50% (or 7,352) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, we granted $0.1 million in non executive chair compensation in cash and 5,882 in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. On August 18, 2016, we granted an annual retainer to each of our independent directors comprising of $0.1 million and 8,642 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, we granted $0.1 million in non executive chair compensation in cash and 6,981 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
On January 3, 2017, following approval by the Board, 32,000 unvested restricted shares of Common Stock owned by Mr. Kahane became vested simultaneously with his resignation as a member of the board of directors. The board of directors had accelerated the vesting of 24,000 of these unvested restricted shares upon Mr. Kahane’s voluntary resignation.
Prior April 8, 2015, the total number of shares of Common Stock granted under the RSP could not exceed 5% of our outstanding shares on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The Amended RSP increased the number of shares of our Common Stock, par value $0.01 per share, available for awards thereunder to 10% of our outstanding shares of Common Stock on a fully diluted basis at any time. The Amended RSP also eliminated the limit of 7.5 million shares of Common Stock permitted to be issued as RSUs.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2016, there were 183,298 unvested restricted shares issued pursuant to the RSP.
Multi-Year Outperformance Agreement
In connection with the Listing and modifications to the Advisor agreement, the Company entered into a Multi-Year Outperformance Agreement (the "OPP") with the OP and the Advisor. Under the OPP, the Advisor was issued 9,041,801 long term incentive plan ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
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
___________________________________________

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
We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $3.4 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. There was no compensation expense related to the OPP for the year ended December 31, 2014. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). We paid $1.0 million in distributions related to LTIP Units during the year ended December 31, 2016, which is included in non-controlling interest in the consolidated statements of equity. We accrued $0.4 million in distributions related to LTIP Units during the year ended December 31, 2015. After an LTIP

Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by us or in the event we incur a change in control, in either case prior to the end of the Three-Year Period.
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
Other Share-Based Compensation
We may issue Common Stock in lieu of cash to pay fees earned by our directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2016 and 2015. There were 1,056 such shares of Common Stock issued in lieu of cash during the year ended December 31, 2014 which resulted in additional share based compensation of $10,000.
Unregistered Sales of Equity Securities
Upon occurrence of the Listing, the Special Limited Partner became entitled to begin receiving dividends of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest"). Because the average market value of our outstanding Common Stock for the period 180 days to 210 days after the Listing did not exceed the hurdle rate, the Special Limited Partner was not entitled to any proceeds.
In connection with the Listing, our board of directors approved a one-time retention grant of 40,000 RSUs to each of our directors valued at $8.52 per unit, which vest over a five-year period. On July 13, 2015, we granted an annual retainer to each of our independent directors equal to $0.1 million in cash and 7,352 in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, we granted $0.1 million in non executive chair compensation in cash and 5,882 RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015.
In connection with the Listing, we issued a total of 160,000 RSUs to our directors. On July 7, 2015, we issued 27,938 RSUs to our directors. The RSUs were issued in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
On August 18, 2016, we granted an annual retainer to each of our independent directors comprising of $0.1 million and 8,642 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, we granted $0.1 million in non executive chair compensation in cash and 6,981 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
Pursuant to the OPP, the OP issued 9,041,801 LTIP Units to the Advisor on June 2, 2015. The LTIP Units were issued in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
Other than as described above, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the year ended December 31, 2016.

Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012:

	December 31,
Balance sheet data (In thousands)	2016	2015	2014	2013	2012
Total real estate investments, at cost	$2,931,695	$2,546,304	$2,340,039	$196,908	$2,585
Total assets	2,891,467	2,540,522	2,424,825	213,840	2,893
Mortgage notes payable, net of deferred financing costs ($5,103, $7,466, $3,972, $1,087 and $40 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012)	749,884	524,262	277,214	75,817	1,188
Credit facility	616,614	717,286	659,268	—	—
Mezzanine facility	55,400	—	—	—	—
Total liabilities	1,535,486	1,320,403	1,008,156	91,120	3,689
Total equity	1,355,981	1,220,119	1,416,669	122,720	(796)

Operating data (In thousands, except share and per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$214,174	$205,332	$93,383	$3,951	$30
Operating expenses	153,892	172,123	136,943	10,007	433
Operating income (loss)	60,282	33,209	(43,560)	(6,056)	(403)
Total other expenses	(8,283)	(29,335)	(11,465)	(933)	(10)
Income taxes (expense) benefit	(4,422)	(5,889)	1,431	—	—
Net income (loss)	47,577	(2,015)	(53,594)	(6,989)	(413)
Non-controlling interests	(437)	(50)	—	—	—
Net income (loss) attributable to stockholders	$47,140	$(2,065)	$(53,594)	$(6,989)	$(413)
Other data:
Cash flows provided by (used in) operations	$114,394	$102,155	$(9,693)	$(3,647)	$(418)
Cash flows provided by (used in) investing activities	134,147	(222,279)	(1,517,175)	(111,500)	(1,357)
Cash flows (used in) provided by financing activities	(240,878)	121,604	1,582,907	124,209	2,027
Per share data:
Dividends declared per common share	$0.71	$0.71	$0.71	$0.71	$0.71
Net income (loss) per common share - basic and diluted	$0.27	$(0.01)	$(0.43)	$(1.28)	$(6.43)
Weighted-average number of common shares outstanding, basic and diluted	170,161,344	174,309,894	126,079,369	5,453,404	64,252

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
Overview
We were incorporated on July 13, 2011 as a Maryland corporation. We acquired our first property and commenced active operations in October 2012 and elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. We completed our IPO on June 30, 2014 and on June 2, 2015 we listed our Common Stock on the NYSE under the symbol "GNL".
As more fully discussed in Note 3 — Merger Transaction to our audited consolidated financial statements in this Annual Report on Form 10-K, on August 8, 2016, we entered into the Merger Agreement with Global II. On December 22, 2016, pursuant to the Merger Agreement, Global II merged with and into the Merger Sub, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub. In addition, pursuant to the Merger Agreement, Global II OP, merged with our OP, with our OP being the surviving entity.
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of December 31, 2016, including the properties acquired in the Merger, we owned 310 net leased commercial properties consisting of 22.0 million rentable square feet. Based on original purchase price, 49.2% of our properties are located in the U.S. and the Commonwealth of Puerto Rico, 28.2% are located in continental Europe and 22.5% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 9.8 years.
We are externally managed by the Advisor and our properties are managed and leased by the Property Manager. The Advisor, Property Manager and Special Limited Partner are under common control with the Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments located in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing.
During the year ended December 31, 2016, we had sold 34 properties (see Note 4 — Real Estate Investments, Net to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion).
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
As of December 31, 2016 and 2015, our cumulative straight-line rents receivable in the consolidated balance sheets were $30.5 million and $23.0 million, respectively. For the years ended December 31, 2016 and 2015, our rental revenue included impacts of unbilled rental revenue of $10.6 million and $14.8 million, respectively, to adjust contractual rent to straight-line rent.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2016 and 2015. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2016 and 2015, we did not have any properties designated as held for sale (see Note 4 — Real Estate Investments, Net to our audited consolidated financial statements in this Annual Report on Form 10-K for further details).
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
As more fully discussed in Note 3 — Merger Transaction to the consolidated financial statements, the Merger was accounted for under the acquisition method for business combinations with the Company as the accounting acquirer.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2016 and no further analysis is required.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the USD. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.

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
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to Advisor agreement, we entered into the OPP with the OP and the Advisor. We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
During 2015, we acquired 22 properties, of which 18 were acquired during the third quarter of 2015, bringing our total portfolio to 329 properties as of December 31, 2015. We experienced the results of 329 properties through predominantly the end of the third quarter of 2016, at which time, we had disposed of only three U.S. properties. During the fourth quarter of 2016, we disposed of 31 properties, inclusive of one property in the Netherlands, and through the Merger of Global II, we acquired 15 properties as of the Merger Date, bringing our total portfolio to 310 properties. As a result thereof, the results of operations for the year ended December 31, 2016 reflect significant changes in most categories when comparing to the year ended December 31, 2015.
Rental Income
Rental income was $204.0 million and $194.6 million for the years ended December 31, 2016 and 2015, respectively. Our rental income increased compared to 2015, as the result of a full year of rental income for the 22 properties on 295 properties acquired during 2015 and additional rental income for the last 10 days of 2016 for the 15 properties acquired from the Merger. This was partially offset by the impact from the sale of 34 properties during the last two quarters of 2016 for an aggregate sales price of $110.4 million and currency declines.

Operating Expense Reimbursements
Operating expense reimbursements were $10.1 million and $10.7 million for the years ended December 31, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The decrease over 2015 is largely driven by our dispositions of 34 properties in the second half of 2016 and currency declines, partially offset by additional operating expense reimbursements related to a full year of operating expense reimbursements for the 22 properties acquired during 2015 and additional property operating expense reimbursements for the last ten days of 2016 related to the 15 properties acquired from the Merger.
Property Operating Expense
Property operating expenses were $19.0 million and $18.2 million for the years ended December 31, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase is primarily driven by a full year of operating expenses recognized on 22 properties acquired during 2015 and additional property operating expenses incurred for the ten days of 2016 for the 15 properties acquired from the Merger, partially offset by the impact of our disposition of 34 properties during the second half of 2016, and currency declines.
Operating Fees to Related Parties
Operating fees to related parties were $19.8 million and $15.2 million for the years ended December 31, 2016 and 2015, respectively. Operating fees to related parties represent compensation paid to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated the Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B Units for asset management services. These Class B Units converted to OP Units as of the Listing. During the year ended December 31, 2015, the board of directors approved the issuance of 1,020,580 Class B Units to the Advisor assuming a price of $9.00 per unit, all of which converted to OP Units upon Listing. There was no charge reflected in the financial statements for the issuance of Class B Units, until the Listing Date, at which time they were no longer subject to forfeiture. There were no Class B Units issued during the year ended December 31, 2016. With effect following the Listing Date, our Advisory Agreement requires us to pay Base Management Fee of $18.0 million per annum and variable fee or the Incentive Compensation, both payable in cash (see Note 11 — Related Party Transactions for details). Our operating fees have increased in 2016 due to incurring a full year on Base Management Fee of $18.0 million, $0.2 million of Incentive Compensation after new equity issuance during the period following the Listing Date due to Merger compared to 2015.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the years ended December 31, 2016 and 2015, property management fees were $3.8 million and $4.0 million, respectively. The Property Manager elected to waive $2.3 million and $2.5 million of the property management fees for the years ended December 31, 2016 and 2015, respectively.
Acquisition and Transaction Related Expenses
We recognized $9.8 million of acquisition and transaction expenses during the year ended December 31, 2016, which consisted of third party financial advisor fees, bridge facility commitment letter fees, auditor consent fees, legal fees and expenses as well as the cost of appraising the Global II properties that were acquired in the Merger. Acquisition and transaction related expenses for the year ended December 31, 2015 of $6.1 million primarily related to the purchase of 22 properties with an aggregate purchase price of $255.0 million.
Listing Fees
We incurred a listing fee in 2015 in connection with our Listing of approximately $18.7 million. The majority of these fees were paid to related parties, see Note 11 — Related Party Transactions for details of the breakdown.
Vesting of Class B Units
There was no additional expense realized during the year ended December 31, 2016, relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. Vesting of Class B Units expense was $14.5 million for the year ended December 31, 2015, relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B Units was satisfied upon completion of the Listing and on June 2, 2015, the Class B Units were converted to OP Units on a one-to-one basis.
General and Administrative Expenses
General and administrative expenses were $7.1 million and $7.2 million for the years ended December 31, 2016 and 2015, respectively, primarily consists of board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services.

Equity Based Compensation
During the year ended December 31, 2016 and 2015, we recognized $3.4 million and $2.2 million, respectively, of expense related to equity-based compensation primarily related to the amortization of the OPP and restricted shares granted to our independent directors of $0.4 million and $0.2 million for the year ended December 31, 2016 and 2015, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense was $94.5 million and $90.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in 2016 is due to our aforementioned full year of depreciation and amortization expense for our 22 property acquisitions during 2015, coupled with our depreciation and amortization expense for the last ten days of 2016 on the 15 properties acquired through the Merger. The increases were partially offset by the lack of depreciation and amortization expense in 2016 for the 34 dispositions during the second half of 2016 and currency declines.
Interest Expense
Interest expense was $39.1 million and $34.9 million for the years ended December 31, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings throughout 2016 to fund our 2015 property acquisitions. Additionally, on the Merger Date, we incurred ten days of interest expense associated with our assumption of $107.0 million Mezzanine Facility obligations, which were subsequently reduced by $52.1 million of repayments and $276.3 million of mortgages, which were subsequently reduced by $12.6 million of repayments in connection with our payoff of the DB Luxembourg secondary mortgage. These increases were partially offset by currency declines.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on Dispositions of Real Estate Investments
The gains of $13.3 million on disposition of real estate investments is related to the sale of 34 assets during the year ended December 31, 2016. There were no gains (losses) on dispositions of assets during the year ended December 31, 2015.
Foreign Currency and Interest Rate Impact on Operations
The gains of $7.4 million and $3.9 million on derivative instruments for the years ended December 31, 2016 and 2015, respectively, reflect the positive marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly GBP and Euro.
The gains of $10.1 million and $5.1 million on undesignated foreign currency advances and other hedge ineffectiveness for the years ended December 31, 2016 and 2015, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges.
We had no unrealized gains or (losses) on non-functional foreign currency advances not designated as net investment hedges for year ended December 31, 2016. The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the year ended December 31, 2015 were $3.6 million. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.
Income Tax Expense
We recognize income tax (expense) benefit for state taxes and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. The income tax expense was $4.4 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
We purchased 22 properties in 2015 compared to our portfolio of 307 properties as of December 31, 2014. The results of operations for the year ended December 31, 2015 therefore reflect significant increases in most categories as portfolio was mostly stabilized in last quarter 2014 and 2015 is showing full year of operations for those assets as well as incremental growth from the addition of 22 properties, 18 of which were acquired in third quarter of 2015.
Rental Income
Rental income was $194.6 million and $88.2 million for the years ended December 31, 2015 and 2014, respectively. The significant increase in rental income was driven by our acquisition of 22 properties since December 31, 2014 for an aggregate purchase price of $255.0 million, as of the respective acquisition dates. In addition, we had a full year of rental income on 270 properties acquired during 2014.
Operating Expense Reimbursements
Operating expense reimbursements were $10.7 million and $5.2 million for the years ended December 31, 2015 and 2014, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2014 and during 2015.
Property Operating Expense
Property operating expenses were $18.2 million and $7.9 million for the years ended December 31, 2015 and 2014, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by our acquisition of 22 properties during the year ended December 31, 2015, compared to our portfolio of 307 properties as of December 31, 2014, most of which are triple net leases. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants.
Operating Fees to Related Parties
Operating fees to related parties were $15.2 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively. Operating fees to related parties represent compensation paid to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated the Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B Units for asset management services. These Class B Units converted to OP Units as of the Listing. During the years ended December 31, 2015 and 2014, the board of directors approved the issuance of 1,020,580 and 682,351, respectively, Class B Units to the Advisor assuming a price of $9.00 per unit, all of which converted to OP Units upon Listing. There was no charge reflected in the financial statements for the issuance of Class B Units, until the Listing Date, at which time they were no longer subject to forfeiture. Our operating fees to related parties have increased in 2015 due to paying such fees in cash effective April 1, 2015. In addition, effective the Listing Date, our Advisory Agreement requires us to pay Base Management Fee of $18.0 million per annum and variable fee or the Incentive Compensation, subject to certain conditions, both payable in cash (see Note 11 — Related Party Transactions for details).
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the years ended December 31, 2015 and 2014, property management fees were $4.0 million and $1.3 million, respectively. The Property Manager elected to waive $2.5 million and $0.7 million of the property management fees for the years ended December 31, 2015 and 2014, respectively.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses for the year ended December 31, 2015 of $6.1 million primarily related to the purchase of 22 properties with an aggregate purchase price of $255.0 million. Acquisition and transaction related expenses for the year ended December 31, 2014 of $83.5 million were incurred related to the 270 properties acquired during that period with an aggregate purchase price of $2.2 billion.
Listing Fees
During the year ended December 31, 2015, we paid approximately $18.7 million in listing related fees in association with the Listing. The majority of these fees were paid to related parties, see Note 11 — Related Party Transactions for details of the breakdown.

Vesting of Class B Units
Vesting of Class B Units expense was $14.5 million for the year ended December 31, 2015, relating to the vesting of Class B Units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B Units was satisfied upon completion of the Listing and on June 2, 2015, the Class B Units were converted to OP Units on a one-to-one basis. We did not incur any expense relating to the vesting of Class B Units for the year ended December 31, 2014.
Change in Fair Value of Listing Note
The Listing Note fair value was zero as of December 31, 2015. The Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations. The Listing Note measurement period ended on January 23, 2016 and no amounts were payable pursuant to its terms. Accordingly, the Listing Note will have no further effect on our operations.
General and Administrative Expenses
General and administrative expenses were $7.2 million for the year ended December 31, 2015, primarily consist of board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. General and administrative expenses for the year ended December 31, 2014 were $4.3 million.
Equity Based Compensation
During the year ended December 31, 2015, we recognized approximately $2.2 million of expense related to equity-based compensation primarily related to the amortization of the OPP and $0.2 million related to amortization of restricted shares granted to our independent directors.
Depreciation and Amortization Expense
Depreciation and amortization expense was $90.1 million and $40.4 million for the years ended December 31, 2015 and 2014, respectively. The majority of the portfolio was acquired in 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase in 2015 is due to our acquisition of 22 properties, as well as the prior acquisitions incurring a full year of depreciation and amortization expense in 2015.
Interest Expense
Interest expense was $34.9 million and $14.9 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings and additional draws under our Credit Facility to fund our 2015 property acquisitions. In addition, during 2015, we encumbered an additional 36 properties via mortgages.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were minimal realized gains or (losses) on day-to-day foreign currency fluctuations for the year ended December 31, 2015, reflecting the limited effect of day-to-day movements in foreign currency exchange rates. A loss on foreign currency of $0.2 million was realized for the year ended December 31, 2014.
The gains on derivative instruments of $3.9 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively, reflect the positive marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The gains on hedges and derivatives deemed ineffective of $5.1 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively, relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments.
The unrealized losses on non-functional foreign currency advances that were not designated as net investment hedges for the year ended December 31, 2015 were $3.6 million. There were no corresponding gains or (losses) for the year ended December 31, 2014. Effective May 17, 2015, additional foreign currency advances were designated as net investment hedges.

Income Tax (Expense) Benefit
We recognize income tax (expense) benefit for state taxes and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. The income tax (expense) benefit was $(5.9) million and $1.4 million for the years ended years ended December 31, 2015 and 2014, respectively.
Cash Flows for the Year Ended December 31, 2016
During the year ended December 31, 2016, net cash provided by operating activities was $114.4 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties paid for asset and property management and the amount of interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2016 reflect a net income of $47.6 million adjusted for non-cash items of $94.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $2.7 million.
Net cash provided by investing activities during the year ended December 31, 2016 of $134.1 million primarily related to proceeds from sale of real estate investments of $107.8 million on dispositions of 34 properties, cash acquired in Merger transaction of $19.0 million and restricted cash acquired in Merger transaction of $7.6 million.
Net cash used in financing activities of $240.9 million during the year ended December 31, 2016 related to borrowings on the Credit Facility of $62.7 million and net advances from related parties of $2.2 million, offset by repayments on Credit Facility of $113.9 million, Mezzanine Facility of $51.8 million and mortgage notes payable of $13.4 million. Other payments included dividends to stockholders of $120.4 million and distributions to non-controlling interest holders of $2.0 million.
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash provided by operating activities was $102.2 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received and the amount of interest payments on outstanding borrowings. Cash flows provided in operating activities during the year ended December 31, 2015 also reflect $6.1 million of acquisition and transaction related costs.
Net cash used in investing activities during the year ended December 31, 2015 of $222.3 million primarily related to our acquisition of 22 properties with an aggregate base purchase price of $255.0 million, which were partially funded with borrowings under our Credit Facility and mortgage notes payable.
Net cash provided by financing activities of $121.6 million during the year ended December 31, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.4 million, borrowings under Credit Facility of $476.2 million, proceeds from mortgage notes payable of $245.5 million and net advances from related parties of $0.4 million, partially offset by Common Stock repurchases of $127.3 million and repayments on Credit Facility of $373.2 million. Other payments included dividends to stockholders of $97.7 million and distributions to non-controlling interest holders of $0.6 million.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash used in operating activities was $9.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash used in operating activities during the year ended December 31, 2014 reflects a net loss, after adjustments for non-cash items, of $13.1 million (net loss of $53.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net realized and unrealized mark-to-market transactions of $3.3 million and share based compensation of $0.1 million). Operating cash flow during the year ended December 31, 2014 includes $83.5 million of acquisition and transaction related costs reflected in our net loss and an increase in prepaid expenses and other assets of $20.6 million primarily related to prepaid professional fees due for strategic advisory services from our Former Dealer Manager and receivables due from the Advisor related to absorbed costs. These cash outflows were partially offset by an increase in deferred rent of $10.4 million and increased accounts payable and accrued expenses of $15.7 million primarily related to accrued interest payable and local taxes.
Net cash used in investing activities during the year ended December 31, 2014 of $1.5 billion primarily related to our acquisition of 270 properties which were partially funded with borrowings under our Credit Facility. Net cash used in investing activities also includes a deposit of $0.8 million on a potential future acquisition.

Net cash provided by financing activities of $1.6 billion during the year ended December 31, 2014 related to proceeds, net of receivables, from the issuance of Common Stock of $1.6 billion and net borrowings under our Credit Facility of $240.0 million, partly offset by payments related to offering costs of $168.3 million, payments of deferred financing costs of $16.9 million, dividends to stockholders of $35.4 million and restricted cash increases of $5.4 million.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $69.8 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
During the year ended December 31, 2016, cash used to pay our dividends was generated mainly from funds received from cash flows provided by operations and cash on hand. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Until April 1, 2015, the Advisor and the Service Provider were issued Class B Units in lieu of asset management fees. Class B Units earned prior to April 2015 were exchanged for OP Units. During the years ended December 31, 2016 and 2015, we incurred approximately $3.8 million and $4.0 million, respectively, in property management fees payable to the Property Manager. The Advisor may elect to waive a portion of property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the years ended December 31, 2016 and 2015, the Property Manager elected to waive approximately $2.3 million and $2.5 million, respectively, of property management fees. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay dividends to our stockholders.
As we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our dividends. As the cash flows from operations become more significant the Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.
Generally, we fund our acquisitions through a combination of cash and cash equivalents with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 6 — Mortgage Notes Payable to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed cash from operations, if any.
As of December 31, 2016, we have a revolving Credit Facility and Mezzanine Facility that currently permits us to borrow up to $740.0 million and €128.0 million, respectively. The initial maturity date of the Credit Facility was July 25, 2016. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017, for an extension fee of $1.5 million. There is an additional one-year extension option remaining, subject to certain conditions. The maturity date of the Mezzanine Facility is August 13, 2017. See Note 5 — Credit Borrowings to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion of the terms and conditions of the facilities. As of December 31, 2016, the unused borrowing capacity, based on the value of the borrowing base properties under the Credit Facility as of December 31, 2016 was $113.0 million. The Company has no unused borrowing capacity under the Mezzanine Facility as of December 31, 2016.
As of December 31, 2016, we had gross mortgage notes payable net of mortgage discount of $752.5 million, outstanding advances under our Credit Facility of $616.6 million and Mezzanine Facility of $55.4 million. All of these borrowing bear interest at a weighted average interest rate per annum equal to 2.8%. Our debt leverage ratio was 45.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2016. See Note 7 — Fair Value of Financial Instruments to our audited consolidated financial statements in this Annual Report on Form 10-K for fair value of such debt as of December 31, 2016.
The Mezzanine Facility will either need to be extended, refinanced or otherwise repaid by August 2017 using the proceeds from property sales or other potential source of capital. After considering the property and other collateral, the Mezzanine Facility is currently at 57.1% loan to fair value at December 31, 2016. Accordingly, if refinancing is necessary, management believes that it is probable that such loans can be commercially refinanced.
Management believes it has the ability to service its obligations as they come due.

Implementation of “At-the-Market” Program
On December 12, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., and FBR Capital Markets & Co. (each, an “Agent” and collectively, the “Agents”), pursuant to which we may, from time to time, offer, issue and sell to the public, through the Agents, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $175.0 million.
Subject to the terms and conditions of the Equity Distribution Agreement, the Agents will use their commercially reasonable efforts to sell, on our behalf, shares of common stock offered by us under and in accordance with the Equity Distribution Agreement. The sales, if any, of the Shares, made under the Equity Distribution Agreement will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by us from time to time.
We intend to use any net proceeds from the offering for general corporate purposes, including funding investment activity, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital. The Equity Distribution Agreement provides that the applicable Agent will be entitled to compensation for its services of up to 1.0% of the gross sales price of all Shares sold through it as Agent under the Equity Distribution Agreement. We have no obligation to sell any of the Shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement.
The Shares will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). We filed a prospectus supplement (the “Prospectus Supplement”), dated December 12, 2016, with the Securities and Exchange Commission in connection with the offer and sale of the Shares. As of February 28, 2017, we have not sold any shares pursuant to the Equity Distribution Agreement.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of December 31, 2016, we were in compliance with the debt covenants under our loan agreements.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Core FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do or calculate Core FFO or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP.
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
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative investments, gains and losses on foreign currency transactions, and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gains or losses on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing performance of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. However, AFFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
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

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015 (5)
Net income (loss) attributable to stockholders (in accordance with GAAP)	$47,140	$(2,065)
Depreciation and amortization	94,455	90,070
Gains on dispositions of real estate investments (1)	(11,841)	—
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(669)	(574)
FFO (as defined by NAREIT) attributable to stockholders	129,085	87,431
Acquisition and transaction fees (2)	9,792	6,053
Listing fees	—	18,653
Vesting of Class B Units upon Listing	—	14,480
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	(79)	(138)
Core FFO attributable to stockholders	138,798	126,479
Non-cash equity based compensation	3,748	2,345
Non-cash portion of interest expense	6,698	8,609
Non-recurring general and administrative expenses (3)	—	302
Straight-line rent	(10,613)	(14,809)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	(41)	252
Realized losses on investment securities	—	66
Eliminate unrealized (gains) losses on foreign currency transactions (4)	(1,072)	(7,140)
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(10,109)	(5,124)
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	3,558
Amortization of mortgage (discount) premium, net and mezzanine discount	(437)	(489)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	89	41
AFFO attributable to stockholders	$127,061	$114,090

Summary
FFO (as defined by NAREIT) attributable to stockholders	$129,085	$87,431
Core FFO attributable to stockholders	$138,798	$126,479
AFFO attributable to stockholders	$127,061	$114,090
_______________________

(1)	Gains on dispositions of real estate investments is net of $1.5 million of tax recognized on the sale of Hotel Winston, The Netherlands property.

(2)	For the year ended December 31, 2016, Merger related costs are $9.8 million. There were no Merger related costs for the year ended December 31, 2015.

(3)
Represents the Company's estimate of non-recurring internal audit service fees associated with its SOX readiness efforts and other non-recurring charges. There were no such charges for the year ended December 31, 2016.

(4)	For the year ended December 31, 2016, gains on foreign currency transactions were $7.4 million which were comprised of unrealized gains of $1.1 million and realized gains of $6.3 million.

(5)
Effective January 1, 2016, we eliminate unrealized (gains) losses of foreign currency transactions, Class B Units distributions and certain general and administrative items in deriving AFFO. As a result of this change, we revised the prior period amounts in our reconciliation of AFFO. AFFO for the year ended December 31, 2015 was previously reported as $122.4 million when not adjusting for the unrealized (gains) losses on foreign currency transactions, Class B Units distributions and certain general and administrative items in aggregate for $(7.7) million for the year ended December 31, 2015. Additionally, effective January 1, 2016, we adjusted the presentation of AFFO to exclude the effect of non-controlling interests in aggregate for $(0.7) million.

Dividends
During the year ended December 31, 2016, dividends paid to common stockholders were $122.4 million, inclusive of $2.0 million of distributions paid for OP Units and LTIP Units holders. During the year ended December 31, 2016, cash used to pay dividends was generated from cash flows from operations and cash available on hand.

The following table shows the sources for the payment of dividends to common stockholders for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		December 31, 2016
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to stockholders	$30,020		$30,019		$30,097		$30,250		$120,386
Other (1)	857		487		405		259		2,008
Total dividends	$30,877		$30,506		$30,502		$30,509		$122,394

Source of dividend coverage:
Cash flows provided by operations	$28,130	91.1%	$30,506	100.0%	$30,502	100.0%	$24,347	79.8%	$113,485	92.7%
Available cash on hand	2,747	8.9%	—	—%	—	—%	6,162	20.2%	8,909	7.3%
Total sources of dividend coverage	$30,877	100.0%	$30,506	100.0%	$30,502	100.0%	$30,509	100.0%	$122,394	100.0%

Cash flows provided by operations (GAAP basis) (2)	$28,130		$31,783		$30,134		$24,347		$114,394

Net income attributable to stockholders (in accordance with GAAP)	$6,488		$15,763		$8,943		$15,946		$47,140
_______________________________

(1)	Includes distributions paid of $1.0 million for the OP Units and $1.0 million to the participating LTIP Units during the year ended December 31, 2016.

(2)	Cash flows provided by operations for the year ended December 31, 2016 reflect acquisition and transaction related expenses of $9.8 million.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$754,987	$22,857	$388,764	$343,366	$—
Interest on mortgage notes payable (1)	60,781	20,059	32,527	8,195	—
Principal on credit facility (2)	616,614	616,614	—	—	—
Interest on credit facility (1) (2)	7,622	7,622	—	—	—
Principal on mezzanine facility (3)	55,383	55,383	—	—	—
Interest on mezzanine facility (1) (3)	2,895	2,895	—	—	—
Operating ground lease rental payments due (4)	46,106	1,261	2,522	2,522	39,801
Total (5) (6)	$1,544,388	$726,691	$423,813	$354,083	$39,801
_________________________

(1)	Based on the exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.05 for Euro as of December 31, 2016.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

(3)	The maturity date of the Mezzanine Facility is August 13, 2017.

(4)	Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.

(5)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2016, which consisted primarily of the Euro and the GBP. At December 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(6)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Credit Facility
On July 25, 2013, we through the OP, entered into a Credit Facility. The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. We had $616.6 million and $717.3 million outstanding under the Credit Facility as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Credit Facility reflected variable and fixed rate borrowings with a weighted average effective interest rate of 2.4% after giving effect to interest rate swaps in place.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of our investments during the periods reflected in the consolidated statements of operations. See Note 8 — Derivatives and Hedging Activities to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Mezzanine Facility
In connection with the Global II Merger, the Company assumed the Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility may be prepaid at any time during the term. We had $55.4 million outstanding under the Mezzanine Facility (including €52.7 million) as of December 31, 2016. As of December 31, 2016, the Mezzanine Facility bears a fixed interest at 8.25% per annum.
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
Related-Party Transactions and Agreements
On December 16, 2016, Global II entered into a letter agreement (the "Letter Agreement") with American Realty Capital Global II Advisors, LLC (“Global II Advisor”) and AR Global, pursuant to which Global II Advisor agreed to reimburse Global II $6.3 million in organization and offering costs incurred by Global II in its IPO that exceeded 2.0% of gross offering proceeds in its IPO (the "Excess Amount"). Global II's initial public offering was suspended in November 2015 and lapsed in accordance with its terms in August 2016.
The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Class B Units of limited partnership interest of Global II OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted average price of each share of Company Stock on the Merger Date.
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or will in the future pay certain fees or reimbursements to the Advisor or its affiliates and entities under common ownership with the Advisor in connection with items such as acquisition and financing activities, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. See Note 11 — Related Party Transactions to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 10 — Commitments and Contingencies and Contractual Obligations for details).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $13.2 million (Note 8 — Derivatives and Hedging Activities).
As of December 31, 2016, our total consolidated debt included borrowings under our Credit Facility, Mezzanine Facility and secured mortgage financings, with a total carrying value of $1.4 billion, and a total estimated fair value of $1.4 billion and a weighted average effective interest rate per annum of 2.8%. At December 31, 2016, a significant portion (approximately 81.1%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at December 31, 2016 ranged from 1.0% to 6.3%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 1.9% to 2.8%. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2016:

(In thousands)		Fixed-rate debt (1)		Variable-rate debt (1)	Total Debt
2017	(2)	$511,789	(2)	$182,762	$694,551
2018		74,104		52,800	126,904
2019		261,170		—	261,170
2020		267,615		33,550	301,165
2021		43,211		—	43,211
Thereafter		—		—	—
Total		$1,157,889		$269,112	$1,427,001
_____________________

(1)	Amounts are based on the exchange rate at December 31, 2016, as applicable.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2016 by an aggregate increase of $1.8 million or an aggregate decrease of $2.2 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2016 would increase or decrease by $3.6 million and $0.6 million, respectively for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to currency fluctuations. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our presented operation of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws as net investment hedge to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2016, we had draws of £44.2 million and €29.4 million in excess of our net investments (Note 8 — Derivatives and Hedging Activities).
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $7.0 million at December 31, 2016 (Note 7 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2017	$61,458	$47,653	$109,111
2018	63,394	49,036	112,430
2019	63,700	50,164	113,864
2020	64,007	51,502	115,509
2021	64,296	52,121	116,417
Thereafter	243,819	334,348	578,167
Total	$560,674	$584,824	$1,145,498
_______________________

(1)	Based on the exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.05 for Euro as of December 31, 2016.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

	Future Debt Service Payments (1)(2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2017	$—	$938	$938
2018	—	74,104	74,104
2019	167,654	93,516	261,170
2020	159,778	107,837	267,615
2021	15,254	—	15,254
Thereafter	—	—	—
Total	$342,686	$276,395	$619,081

Future Debt Service Payments (1) (2)
Borrowing Facilities (3)
(In thousands)	Euro	British pound sterling	Total
2017	$—	$—	$—
2018	327,818	218,746	546,564
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$327,818	$218,746	$546,564
_______________________

(1)
Based on the exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.05 for Euro as of December 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2016.

(3)
The initial maturity of our Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions. The maturity date of the Mezzanine Facility is August 13, 2017 (Note 5 — Credit Borrowings). Borrowings under our Credit Facility and Mezzanine Facility in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 8 — Derivatives and Hedging Activities).

We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, or extended it, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2016, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on original purchase price or fair market value for the properties acquired through Merger, the majority of our properties are located in the U.S. including Commonwealth of Puerto Rico (49.2%) and 50.8% are in Europe. Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and the Commonwealth of Puerto Rico 51.0% and the remaining are in Finland (5.9%), France (4.6%), Germany (8.1%), Luxembourg (2.0%), The Netherlands (6.5%) and United Kingdom (21.9%) December 31, 2016. No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2016. Based on annualized rental income, at December 31, 2016, our directly owned real estate properties contain significant concentrations in the following asset types: office (59.7%), industrial/distribution (30.4%), and retail (9.9%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2016, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before April 30, 2017, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before April 30, 2017, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before April 30, 2017, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before April 30, 2017, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before April 30, 2017, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-52 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (19)	Equity Distribution Agreement dated December 12, 2016.
2.1 (17)
Agreement and Plan of Merger, dated as of August 8, 2016, among Global Net Lease, Inc., American Realty Capital Global Trust II, Inc., Mayflower Acquisition, LLC, Global Net Lease Operating Partnership, L.P., and American Realty Capital Global Trust II Operating Partnership, L.P.

3.1 (10)	Articles of Amendment to the Amended and Restated Charter of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), effective May 5, 2015.
3.2 (12)	Articles of Amendment of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.)
3.3 (14)	Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (13)
Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.

10.1 (13)	Fourth Amended and Restated Advisory Agreement, dated June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (1)
Property Management and Leasing Agreement, dated April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P (f/k.a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (11)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.)
10.4 (1)	Company’s Stock Option Plan
10.5 (2)	Agreement for the Sale and Purchase of Wickes Store, dated April 12, 2013, between Aviva Investors Pensions Limited and ARC WKBPLUK001, LLC.
10.6 (2)	Facility Letter, dated May 3, 2013, by and between ARC WKBPLUK001, LLC and Santander UK plc.
10.7 (3)	Asset Sale Contract, dated as of May 22, 2013, by and among Mapeley Acquisition Co (5) Limited, Jemma McAndrew and Richard Stanley and ARC EEMTRUK001, LLC.
10.8 (3)	Facility Letter, dated June 7, 2013, by and between ARC EEMTRUK001, LLC and Santander UK plc.
10.9 (3)	Agreement for Sale of 1, 2 and 3 Walnut Court, Kembrey Park, Swindon SN2 8BW.
10.10 (3)	Facility Letter, dated July 19, 2013, by and between ARC TWSWDUK001, LLC and Santander UK plc.
10.11 (3)	Agreement for the Sale of Land Lying to the North West of Reginald Mitchell Way, Tunstall, dated July 23, 2013, by and among (1) St James Place UK PLC and ARC WKSOTUK001, LLC.
10.12 (3)	Facility Letter, dated July 22, 2013, by and between ARC WKSOTUK001, LLC and Santander UK plc.
10.13 (3)	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.14 (4)	Agreement for Purchase and Sale of Real Property, dated as of August 19, 2013, by and between AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership.
10.15 (4)	Agreement for Purchase and Sale of Real Property, dated as of August 24, 2013, by and between AR Capital, LLC and Stein Family, LLC
10.16 (4)	Agreement related to the sale and leaseback of Solar House, dated 4th September, 2013, by Northern Rock (Asset Management) PLC and ARC NRSLDUK001, LLC.

Exhibit No.	Description
10.17 (4)
First Amendment to Agreement for Purchase and Sale of Real Property dated as of September 10, 2013, by and between Alliance AR Capital, LLC and Alliance HSP Fort Washington Office I Limited Partnership.

10.18 (4)	Facility Letter, dated September 4, 2013, by and between ARC NRSLDUK001, LLC and Santander UK plc.
10.19 (5)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013.
10.20 (6)	Agreement for Purchase and Sale of Real Property, dated September 3, 2013, by and between AR Capital, LLC and Towers Partners, L.L.C.
10.21 (6)	Amendment to Agreement for Purchase and Sale of Real Property, dated September 9, 2013 by and between AR Capital, LLC and Towers Partners, LLC.
10.22 (6)	Agreement to Assign Agreements of Sale, dated November 12, 2013, by and between Setzer Properties XCW, LLC and AR Capital, LLC.
10.23 (6)	Agreement for Purchase and Sale of Real Property, dated December 3, 2013, by and between AR Capital, LLC and 3W Development II, L.L.C.
10.24 (7)	Sale and purchase agreement, dated November 19, 2013, between Axiom Asset 1 GmbH & Co. KG and ARC RMNUSBER01, LLC.
10.25 (7)	Agreement for lease, dated December 24, 2013, between Coolatinney Developments Limited and ARC PFBFDUK001, LLC.
10.26 (7)
Sale and purchase agreement, dated December 31, 2013, among Crown Crest Property Developments Limited, ARC CCLTRUK001, LLC, Crown Crest (Leicester) Plc and Crown Crest Group Limited and Poundstretcher Limited.

10.27 (7)	Sale and purchase agreement, dated January 21, 2014, between Holaw (472) Limited and ARC ALSFDUK001, LLC.
10.28 (7)	Loan Agreement, dated February 5, 2014, between ARC RMNUSGER01 LLC and Deutsche Pfandbriefbank AG.
10.29 (7)	Facility Letter, dated January 30, 2014, between Santander UK Plc and ARC PFBDUK001, LLC.
10.30 (7)	Facility Letter, dated February 13, 2014, between Santander UK Plc and ARC CCLTRUK001, LLC.
10.31 (7)	Facility Agreement, dated March 7, 2014, among ARC ALSFDUK001, LLC, Royal Bank of Scotland International Limited and the other parties named therein.
10.32 (7)	Omnibus Amendment to Loan Documents, dated as of March 26, 2014, among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.33 (8)	Agreement for Purchase and Sale of Real Property, dated April 29, 2014, between AR Capital, LLC and Mesa Real Estate Partners, L.P.
10.34 (8)
Third Amendment to Credit Agreement, dated as of June 24, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.35 (18)
Fourth Amendment to Credit Agreement, dated as of July 29, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.36 (18)
Fifth Amendment to Credit Agreement, dated as of October 16, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.37 (18)
Sixth Amendment to Credit Agreement, dated as of December 16, 2014, among American Realty Capital Global Trust, Operating Partnership, the Company, ARC Holdco. LLC. JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.38 (13)
Seventh Amendment to Credit Agreement, dated June 1, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.39 (13)	Contribution and Exchange Agreement, dated June 2, 2015, between Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.40 (13)	Listing Note Agreement, dated June 2, 2015, between Global Net Lease Operating Partnership, L.P. and Global Net Lease Special Limited Partner, LLC.
10.41 (18)
Second Amended and Restated 2015 Advisor Multi-Year Outperformance Agreement, dated February 25, 2016, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.

Exhibit No.	Description
10.42 (15)
Indemnification Agreement, dated June 2, 2015, among Global Net Lease, Inc., Scott J. Bowman, Peter M. Budko, Patrick J. Goulding, William M. Kahane, P. Sue Perrotty, Nicholas Radesca, Edward G. Rendell, Nicholas S. Schorsch, Abby M. Wenzel, Andrew Winer, Edward M. Weil, Jr., Global Net Lease Advisors, LLC, AR Capital, LLC and RCS Capital Corporation.

10.43 (16)
Eighth Amendment to Credit Agreement, dated as of August 24, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.44 (18)	Indemnification Agreement between the Company and Timothy Salvemini, dated as of December 22, 2015.
10.45 *	Indemnification Agreement between the Company and Edward M. Weil, Jr., dated as of January 3, 2017.
10.46 *	Indemnification Agreement between the Company and Nicholas Radesca, dated as of January 6, 2017.
10.47 *	Letter Agreement, dated December 16, 2016, by and among American Realty Capital Global Trust II, Inc., American Realty Capital Global II Advisors, LLC and AR Global Investments, LLC.
12.1*	Calculation of Ratios of Earnings to Fixed Charges.
14.1 (18)	Amended and Restated Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule III — Real Estate and Accumulated Depreciation.

___________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013.

(5)	Filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on January 3, 2014.

(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 filed with the SEC on May 15, 2014.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 20, 2015.

(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 3, 2015.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2015.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 6, 2015.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2015.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.

(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 10, 2015.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.

(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2016.

Item 16. Form 10-K Summary.
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2017.

GLOBAL NET LEASE, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, Audit Committee Chair	February 28, 2017
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 28, 2017
Edward Mr. Weil, Jr.

/s/ Scott J. Bowman	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2017
Scott J. Bowman

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Nicholas Radesca

/s/ Lee M. Elman	Independent Director	February 28, 2017
Lee M. Elman

/s/ Edward G. Rendell	Independent Director	February 28, 2017
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	February 28, 2017
Abby M. Wenzel

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Net Lease, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows present fairly, in all material respects, the financial position of Global Net Lease, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ended December 31, 2016, 2015 and 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, included in Management’s Annual Reporting on Internal Control over Financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2017

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$376,704	$341,911
Buildings, fixtures and improvements	1,967,930	1,685,919
Construction in progress	—	180
Acquired intangible lease assets	587,061	518,294
Total real estate investments, at cost	2,931,695	2,546,304
Less accumulated depreciation and amortization	(216,055)	(133,329)
Total real estate investments, net	2,715,640	2,412,975
Cash and cash equivalents	69,831	69,938
Restricted cash	7,497	3,319
Derivatives, at fair value (Note 8)	28,700	5,812
Unbilled straight-line rent	30,459	23,048
Prepaid expenses and other assets	17,577	15,345
Related party notes receivable acquired in Merger (Note 3)	5,138	—
Due from related parties	16	136
Deferred tax assets	1,586	2,552
Goodwill and other intangible assets, net	13,931	2,988
Deferred financing costs, net	1,092	4,409
Total assets	$2,891,467	$2,540,522

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($5,103 and $7,446 for December 31, 2016 and 2015, respectively)	$749,884	$524,262
Mortgage (discount) premium, net	(2,503)	676
Credit facility	616,614	717,286
Mezzanine facility	55,400	—
Mezzanine discount, net	(17)	—
Acquired intangible lease liabilities, net	33,041	27,978
Derivatives, at fair value (Note 8)	15,457	6,028
Due to related parties	2,162	399
Accounts payable and accrued expenses	22,861	18,659
Prepaid rent	18,429	15,491
Deferred tax liability	15,065	4,016
Taxes payable	9,059	5,201
Dividends payable	34	407
Total liabilities	1,535,486	1,320,403
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 198,775,675 and 168,936,633 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,990	1,692
Additional paid-in capital	1,708,541	1,480,162
Accumulated other comprehensive loss	(16,695)	(3,649)
Accumulated deficit	(346,058)	(272,812)
Total stockholders' equity	1,347,778	1,205,393
Non-controlling interest	8,203	14,726
Total equity	1,355,981	1,220,119
Total liabilities and equity	$2,891,467	$2,540,522
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$204,049	$194,620	$88,158
Operating expense reimbursements	10,125	10,712	5,225
Total revenues	214,174	205,332	93,383

Expenses:
Property operating	19,038	18,180	7,947
Operating fees to related parties	19,751	15,167	797
Acquisition and transaction related	9,792	6,053	83,498
Listing fees	—	18,653	—
Vesting of Class B Units	—	14,480	—
General and administrative	7,108	7,175	4,314
Equity based compensation	3,748	2,345	—
Depreciation and amortization	94,455	90,070	40,387
Total expenses	153,892	172,123	136,943
Operating income (loss)	60,282	33,209	(43,560)
Other income (expense):
Interest expense	(39,121)	(34,864)	(14,852)
Income from investments	—	15	14
Losses on foreign currency	—	—	(186)
Realized losses on investment securities	—	(66)	—
Gains on dispositions of real estate investments	13,341	—	—
Gains on derivative instruments	7,368	3,935	1,881
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	10,109	5,124	1,387
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	(3,558)	—
Other income	20	79	291
Total other expense, net	(8,283)	(29,335)	(11,465)
Net income (loss) before income tax	51,999	3,874	(55,025)
Income tax (expense) benefit	(4,422)	(5,889)	1,431
Net income (loss)	47,577	(2,015)	(53,594)
Non-controlling interest	(437)	(50)	—
Net income (loss) attributable to stockholders	$47,140	$(2,065)	$(53,594)

Basic and Diluted Earnings Per Share:
Basic and diluted net income (loss) per share attributable to stockholders	$0.27	$(0.01)	$(0.43)
Basic and diluted weighted average shares outstanding	170,161,344	174,309,894	126,079,369

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$47,577	$(2,015)	$(53,594)

Other comprehensive income (loss)
Cumulative translation adjustment	(6,447)	1,257	476
Designated derivatives, fair value adjustments	(6,705)	556	(6,384)
Other comprehensive (loss) income	(13,152)	1,813	(5,908)
Comprehensive income (loss)	$34,425	$(202)	$(59,502)
Amounts attributable to non-controlling interest
Net income	(437)	(50)	—
Cumulative translation adjustment	52	197	—
Designated derivatives, fair value adjustments	54	(70)	—
Comprehensive (income) loss attributable to non-controlling interest	(331)	77	—
Comprehensive income (loss) attributable to stockholders	$34,094	$(125)	$(59,502)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2013	15,665,827	$157	$133,592	$319	$(11,348)	$122,720	$—	$122,720
Issuance of common stock	157,635,481	1,579	1,565,738	—	—	1,567,317	—	1,567,317
Common stock offering costs, commissions and dealer manager fees	—	—	(167,693)	—	—	(167,693)	—	(167,693)
Common stock issued through dividend reinvestment plan	4,721,780	47	44,839	—	—	44,886	—	44,886
Common stock repurchases	(99,969)	(1)	(990)	—	—	(991)	—	(991)
Share-based compensation	10,056	—	10	—	—	10	—	10
Amortization of restricted shares	—	—	96	—	—	96	—	96
Dividends declared	—	—	—	—	(90,174)	(90,174)	—	(90,174)
Net loss	—	—	—	—	(53,594)	(53,594)	—	(53,594)
Cumulative translation adjustment	—	—	—	476	—	476	—	476
Designated derivatives, fair value adjustments	—	—	—	(6,384)	—	(6,384)	—	(6,384)
Balance, December 31, 2014	177,933,175	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669	$—	$1,416,669
Issuance of common stock	37,407	—	420	—	—	420	—	420
Common stock offering costs, commissions and dealer manager fees	—	—	49	—	—	49	—	49
Common stock repurchases, inclusive of fees	(12,039,885)	(120)	(126,202)	—	—	(126,322)	—	(126,322)
Common stock issued through dividend reinvestment plan	3,005,936	30	28,548	—	—	28,578	—	28,578
Dividends declared	—	—	—	—	(115,631)	(115,631)	—	(115,631)
Issuance of operating partnership units	—	—	—	—	—	—	750	750
Vesting of Class B Units	—	—	—	—	—	—	14,480	14,480
Equity-based compensation	—	—	181	—	—	181	2,164	2,345
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,017)	(1,017)
Net loss	—	—	—	—	(2,065)	(2,065)	50	(2,015)
Cumulative translation adjustment	—	—	—	1,454	—	1,454	(197)	1,257
Designated derivatives, fair value adjustments	—	—	—	486	—	486	70	556
Rebalancing of ownership percentage	—	—	1,574	—	—	1,574	(1,574)	—
Balance, December 31, 2015	168,936,633	$1,692	$1,480,162	$(3,649)	$(272,812)	$1,205,393	$14,726	$1,220,119
Issuance of common stock	28,684,163	287	220,581	—	—	220,868	—	220,868
Related party fees acquired in Merger (Note 3)	(150,601)	(2)	(1,158)	—	—	(1,160)	—	(1,160)
Conversion of OP Units to common stock (Note 1)	1,264,148	13	9,264	—	—	9,277	(9,277)	—
Dividends declared	—	—	—	—	(120,386)	(120,386)	—	(120,386)
Equity-based compensation	41,332	—	386	—	—	386	3,362	3,748
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,633)	(1,633)
Net Income	—	—	—	—	47,140	47,140	437	47,577
Cumulative translation adjustment	—	—	—	(6,395)	—	(6,395)	(52)	(6,447)
Designated derivatives, fair value adjustments	—	—	—	(6,651)	—	(6,651)	(54)	(6,705)
Rebalancing of ownership percentage	—	—	(694)	—	—	(694)	694	—
Balance, December 31, 2016	198,775,675	$1,990	$1,708,541	$(16,695)	$(346,058)	$1,347,778	$8,203	$1,355,981
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended December 31,
		2016	2015	2014
Cash flows from operating activities:
Net income (loss)		$47,577	$(2,015)	$(53,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		50,333	47,649	20,856
Amortization of intangibles		44,122	42,421	19,531
Amortization of deferred financing costs		6,698	8,527	3,753
Amortization of mortgage (discount) premium, net		(446)	(489)	(498)
Amortization of mezzanine discount		9	—	—
Amortization of below-market lease liabilities		(2,559)	(2,134)	(1,085)
Amortization of above-market lease assets		2,335	2,315	1,085
Amortization of above- and below- market ground lease assets		183	71	32
Bad debt expense		236	—	—
Unbilled straight-line rent		(10,613)	(14,809)	(8,679)
Vesting of Class B Units		—	14,480	—
Equity based compensation		3,748	2,345	106
Unrealized losses (gains) on foreign currency transactions, derivatives, and other		(1,072)	(7,337)	(1,391)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness		(10,109)	(5,124)	(1,881)
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges		—	3,558	—
Gains on dispositions of real estate investments		(13,341)	—	—
Appreciation of investment in securities		—	66	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets		(1,151)	31	(11,965)
Deferred tax assets		1,342	(450)	(2,102)
Accounts payable and accrued expenses		(3,010)	4,859	11,183
Prepaid rent		(3,063)	3,239	10,390
Deferred tax liability		978	(249)	3,665
Taxes payable		2,197	5,201	901
Net cash provided by (used in) operating activities		114,394	102,155	(9,693)
Cash flows from investing activities:
Investment in real estate and real estate related assets		—	(223,075)	(1,507,072)
Deposits for real estate acquisitions		—	773	(775)
Proceeds from termination of derivatives		—	10,055	—
Capital expenditures		(200)	(10,495)	(8,838)
Purchase of investment securities		—	—	(490)
Proceeds from sale of real estate investments		107,789	—	—
Proceeds from redemption of investment securities		—	463	—
Cash acquired in merger transaction		18,983	—	—
Restricted cash	7575	7,575	—	—
Net cash provided by (used in) investing activities		134,147	(222,279)	(1,517,175)
Cash flows from financing activities:
Borrowings under credit facility		62,682	476,208	258,500
Repayments on credit facility		(113,868)	(373,167)	(18,500)
Repayment on mezzanine facility		(51,803)	—	—
Proceeds from notes payable		—	—	12,505
Payments on notes payable		—	—	(12,505)
Proceeds from mortgage notes payable		—	245,483	—
Payments on mortgage notes payable		(13,377)	(721)	(135)
Proceeds from issuance of common stock		—	420	1,569,082
Proceeds from issuance of operating partnership units		—	750	—
Payments of offering costs		—	49	(168,270)
Payments of deferred financing costs		(126)	(4,881)	(16,888)
Dividends paid		(120,386)	(97,730)	(35,415)

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Distributions to non-controlling interest holders	(2,008)	(642)	—
Payments on common stock repurchases, inclusive of fees	—	(2,313)	—
Payments on share repurchases related to Tender Offer	—	(125,000)	—
Advances from related parties, net	2,186	363	(100)
Restricted cash	(4,178)	2,785	(5,367)
Net cash (used in) provided by financing activities	(240,878)	121,604	1,582,907
Net change in cash and cash equivalents	7,663	1,480	56,039
Effect of exchange rate changes on cash	(7,770)	3,774	(2,855)
Cash and cash equivalents, beginning of period	69,938	64,684	11,500
Cash and cash equivalents, end of period	$69,831	$69,938	$64,684

Supplemental Disclosures:
Cash paid for interest	$36,195	$24,625	$6,540
Cash paid for income taxes	3,778	1,589	—
Non-Cash Investing and Financing Activities: (1)
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$31,933	$217,791
Conversion of OP Units to common stock (Note 1)	9,277	—	—
Related party fees acquired in Merger (Note 3)	(1,054)	—	—
Borrowings under line of credit to acquire real estate	—	—	446,558
Common stock issued through dividend reinvestment plan	—	28,578	44,886

(1)	Excludes non-cash activity in connection with the Merger transaction (see Note 3 — Merger Transaction).

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for the United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company operated as a non-traded REIT through June 1, 2015. On June 2, 2015 (the "Listing Date"), the Company listed its Common Stock (the "Listing") on the New York Stock Exchange ("NYSE") under the symbol "GNL".
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of December 31, 2016, the Company owned 310 properties (all references to number of properties and square footage are unaudited) consisting of 22.0 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 9.8 years. Based on original purchase price, 49.2% of our properties are located in the U.S. and the Commonwealth of Puerto Rico and 50.8% are in Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2016, the Company has not invested in any mezzanine loans, preferred equity or securitized loans.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 172.3 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $10.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 1.1 million shares pursuant to its dividend reinvestment plan (the "DRIP"). On April 7, 2015, in anticipation of the Listing, the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its Registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement. The Company’s DRIP was terminated effective December 19, 2016.
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
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. At Listing, the OP had issued 1,809,678 units of limited partner interests ("OP Units") to limited partners other than the Company, of which 1,461,753 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 347,903 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider"), and 22 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") (see Note 11 — Related Party Transactions). In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual members and employees of AR Global, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. There were 545,530 of OP Units outstanding that were held by parties other than the Company as of December 31, 2016.
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
The Company and American Realty Capital Global Trust II, Inc. ("Global II"), an entity formerly sponsored by an affiliate of the Sponsor, entered into an agreement and plan of merger on August 8, 2016 ("the Merger Agreement"). On December 22, 2016, pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of the Company, at which time the separate existence of Global II ceased and the Company became the parent of the Merger Sub (the "Merger").

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with the OP, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, the Company acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties two of which were located in the U.S., three of which were located in the United Kingdom and 10 of which were located in continental Europe (see Note 3 — Merger Transaction).
The Company and Global II each were sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide or provided asset management services to the Company and Global II pursuant to written advisory agreements. In connection with the Merger Agreement, the Sponsor and its affiliates had the vesting of certain of their restricted interests in Global II and the Global II OP accelerated.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to a Multi-Year Outperformance Agreement (the “OPP”) and fair value measurements, as applicable.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the lease is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
As of December 31, 2016 and 2015, the Company's cumulative straight-line rents receivable in the consolidated balance sheets were $30.5 million and $23.0 million, respectively. For the years ended December 31, 2016 and 2015, the Company’s rental revenue included impacts of unbilled rental revenue of $10.6 million and $14.8 million, respectively, to adjust contractual rent to straight-line rent.
The Company reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2016 and 2015. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2016 and 2015, we did not have any properties designated as held for sale.
The Company evaluates acquired leases and new leases on acquired properties based on capital lease criteria. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Merger, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in the U.S., Financial Services Compensation Scheme ("FSCS") in the United Kingdom, Duchy Deposit Guarantee Scheme ("DDGS") in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $69.8 million at December 31, 2016, of which $11.5 million, $12.9 million and $43.4 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2015, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $69.9 million, of which $40.3 million, $11.4 million and $11.7 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $7.5 million and $3.3 million as of December 31, 2016 and 2015, respectively.
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
Share Repurchase Program
Prior to April 7, 2015, the Company had in place a Share Repurchase Program ("SRP), providing for limited repurchases of the Company's Common Stock. On April 7, 2015, the Company's board of directors approved the termination of the Company’s SRP.
The Company accounts for the purchase of capital stock under a method that is consistent with Maryland law (the state of Company's domicile), which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of common stock (at $0.01 par value per share) and an increase in accumulated deficit.
Dividend Reinvestment Plan
Prior to April 7, 2015, the Company had in place a DRIP, providing for reinvestment of dividends in the Company's Common Stock. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheets in the period dividends were declared. The Company’s DRIP was terminated effective December 19, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company's cash receipts and payments in the Company's functional currency, the U.S. dollar ("USD"). The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If the derivative is designated and qualifies for as a cash flow hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 13 — Share-Based Compensation).
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable earnings. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the U.S. (including Puerto Rico), United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The Company recognizes deferred income taxes in certain of its subsidiaries taxable in the U.S. or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. The Company provides a valuation allowance against its deferred income tax assets when it believes that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).
The Company derives most of its REIT income from its real estate operations in the U.S.. As such, the Company's real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.
The Company's deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

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

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The Company’s current income tax provision for the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $5.1 million and $0.7 million, respectively. The Company’s deferred income tax provision (benefit) for the years ended December 31, 2016, 2015, and 2014 was $1.9 million, $0.8 million, and $(2.1) million, respectively. Deferred tax assets are net of a valuation allowance in the amounts of $2.4 million and $4.3 million as of December 31, 2016 and 2015, respectively.
The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the years ended December 31, 2016 and 2015, the Company recognized an income tax expense of $4.4 million and $5.9 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
The amount of dividends payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain the Company's status as a REIT under the Code.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Foreign Currency Translation
The Company's reporting currency is the USD. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
Per Share Data
The Company calculates basic earnings per share of Common Stock by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock, long term incentive plan ("LTIP") units and OP units, based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14 — Earnings Per Share).
Reportable Segments
The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
The Company owns and invests in commercial properties principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 310 properties, substantially all of which were net leased to 95 tenants, with an occupancy rate of 100%, and totaled approximately 22.0 million square feet.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s total lease revenues, or total long lived-assets at December 31, 2016.
The following tables present the geographic information:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenues:
United States	$133,315	$130,598	$65,651
United Kingdom	37,263	40,830	18,199
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	43,596	33,904	9,533
Total	$214,174	$205,332	$93,383

	As of December 31,
(In thousands)	2016	2015
Investments in Real Estate:
United States	$1,542,958	$1,610,720
United Kingdom	571,246	441,586
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	817,491	493,998
Total	$2,931,695	$2,546,304
Reclassifications
Reclassifications have been made to the 2014 and 2015 consolidated financial statements to conform to the current period presentation.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Revision to previously issued financial statements
During the six months ended June 30, 2016, the Company identified errors in the preparation of its consolidated statements of comprehensive income (loss) and consolidated statement of changes in equity since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30 and September 30, 2015 and 2014 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within Other Comprehensive Income ("OCI") rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, management revised previously issued financial statements. The Company will revise its future presentations of OCI when the periods are refiled in first quarter of 2017 for comparative purposes. The effects of these revisions are summarized below:

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2014
Cumulative translation adjustment	$(11,990)	$12,466	$476
Designated derivatives, fair value adjustments	6,082	(12,466)	(6,384)
Total OCI	$(5,908)	$—	$(5,908)

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2015
Cumulative translation adjustment	$(5,169)	$6,426	$1,257
Designated derivatives, fair value adjustments	6,982	(6,426)	556
Total OCI	$1,813	$—	$1,813

(In thousands)	As originally Reported	Unaudited Adjustment	As Revised
Three months ended March 31, 2016
Cumulative translation adjustment	$2,996	$(2,930)	$66
Designated derivatives, fair value adjustments	(11,316)	2,930	(8,386)
Total OCI	$(8,320)	$—	$(8,320)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Classification correction
During the quarter ended March 31, 2016, the Company identified that one of its bank accounts was legally restricted but had been erroneously classified as cash and cash equivalents rather than as restricted cash in its balance sheets and cash flow statements since 2014 and impacted the quarterly financial statements for the periods ended June 30 and September 30, 2014 and the year ended December 31, 2014 and 2015. The account had a balance of $1.7 million at December 31, 2015. The Company evaluated the impact to all periods and concluded that prior financial statements were not materially misstated and the impact to the current period financial statements was not material. The Company correctly classified this bank account as restricted cash at March 31, 2016 and reflected a cash out-flow from financing activities for $1.7 million during the three months ended March 31, 2016.
Out-of-period adjustments
During the first and second quarter of 2015, the Company had recorded the following out-of-period adjustments to correct errors from prior periods: (i) additional rental income and accrued rent of $0.3 million related to the straight-line rent effect of correctly including termination payments required under leases with cancellation clauses that were considered probable when assessing the lease term and (ii) additional taxes of $0.9 million representing current foreign taxes payable of $1.2 million and a deferred tax asset of $0.3 million, both relating to 2014. The Company also recorded an out-of-period adjustment in the fourth quarter to correct an additional error in income taxes of $0.5 million relating to 2014 which resulted from errors in estimating our income tax expense. The Company concluded that these adjustments were not material to the financial position or results of operations for the current period or any of the prior periods, accordingly, the Company recorded the related adjustments in the periods they were identified during the year ended December 31, 2015.
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
Listing Note
Concurrent with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to issue a note ("the Listing Note") to the Special Limited Partner, to evidence the OP's obligation to distribute to the Special Limited Partner an aggregate amount (the "Listing Amount") equal to 15.0% of the difference (to the extent the result is a positive number) between:

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

The market value used to calculate the Listing Amount was not determinable until January 2016, which was the end of a measurement period of 30 consecutive trading days, commencing on the 180th calendar day following the Listing. The Special Limited Partner had the right to receive distributions of Net Sales Proceeds, as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner had the right, but not the obligation, to convert the entire special limited partner interest into OP Units. Those OP Units would be convertible for the cash value of a corresponding number of shares of Common Stock or, at the Company's option, a corresponding number of shares of Common Stock in accordance with the terms contained in the Second Amended and Restated Limited Partnership Agreement.
Until the amount of the Listing Note was determined, the Listing Note was recorded as a liability which was marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations. The final value of the Listing Note on maturity at January 2016 was determined to be zero.
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisor agreement, the Company entered into the OPP with the OP and the Advisor (see Note 13 — Share-Based Compensation). The Company records equity based compensation expense associated with the awards over the requisite service period of five years. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Recently Issued Accounting Pronouncements
Adopted:
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
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. The Company has evaluated the impact of the adoption of ASU 2015-02 on its consolidated financial position and has determined under ASU 2015-02 the Company's operating ownership is a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the OP's interest is considered a majority voting interest. As such, this standard will not have a material impact on the Company's consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $7.4 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 5 — Credit Borrowings). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of December 31, 2016 and 2015.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The guidance eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2016, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall:Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of the new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
December 31, 2016

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
In November 2016, the FASB issued ASU 2016-18 Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (Topic 230) guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued ASU 2017-01 Clarifying the Definition of a Business (Topic 805) guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company is currently evaluating the impact of this new guidance.
Note 3 — Merger Transaction
Pursuant to the Merger Agreement, each outstanding share of Global II's common stock, including restricted shares of common stock, par value $0.01 per share ("Global II Common Stock"), other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock of the Company, par value $0.01 per share (such consideration, the “Stock Merger Consideration”), and each outstanding unit of limited partnership interest and Class B interest of the Global II OP (collectively, “Global II OP Units”) was converted into the right to receive 2.27 shares of Company Common Stock (the “Partnership Merger Consideration” and, together with the Stock Merger Consideration, the “Merger Consideration”), in each case with cash paid in lieu of fractional shares.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of Global II became fully vested and entitled to receive the Merger Consideration.
The Company issued 28.7 million of Company Common Shares as consideration in the Merger. Based upon the closing price of the shares of Company Common Stock of $7.70 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares and OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.
On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into the Merger Sub. In addition, Global II OP, merged with the OP (see Note 1 — Organization for details). The fair value of the consideration transferred for the Mergers totaled $220.9 million and consisted of the following:

As of Mergers Date
Fair value of consideration transferred:
Cash	$—
Common stock	220,868
Total consideration transferred	$220,868

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Accounting Treatment of the Mergers
The Mergers are accounted for under the acquisition method for business combinations pursuant to GAAP, with GNL as the accounting acquirer of Global II. The consideration to be transferred by GNL to acquire Global II establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Merger Date. To the extent fair value of the Merger Consideration exceeds fair value of net assets acquired, any such excess represents goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Merger Consideration, the transaction could result in a bargain purchase gain that is recognized immediately in earnings and attributable to GNL common stockholders. Adjustments to estimated fair value of identifiable assets and liabilities of Global II, as well as adjustments to the Merger Consideration may change the determination and amount of goodwill and/or bargain purchase gain and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The actual value of the Merger Consideration is based upon the market price of the GNL common stock at the time of closing of the Merger.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Allocation of Consideration
The consideration transferred pursuant to the Merger was allocated to the assets acquired and liabilities assumed for Global II, based upon their estimated fair values as of the Merger Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including all measurement period adjustments, at the Merger Date.

(Dollar amounts in thousands)	Global II
Total consideration:
Fair value of Company's shares of common stock issued, net of fractional shares	$220,868
Assets Acquired at Fair Value
Land	70,880
Buildings, fixtures and improvements	392,247
Acquired intangible lease assets	111,221
Total real estate investments, at fair value	574,348
Restricted cash	7,575
Derivatives, at fair value	21,808
Prepaid expenses and other assets	1,317
Related party notes receivable acquired in Merger	5,138
Due from related parties	1,463
Deferred tax assets	376
Goodwill and other intangible assets, net	10,977
Total Assets Acquired at Fair Value	623,002
Liabilities Assumed at Fair Value
Mortgage notes payable	279,032
Mortgage (discount) premium, net	(2,724)
Mezzanine facility	107,047
Mezzanine discount, net	(26)
Acquired intangible lease liabilities, net	8,930
Derivatives, at fair value	3,911
Accounts payable and accrued expenses	7,212
Prepaid rent	6,001
Deferred tax liability	10,071
Taxes payable	1,661
Dividend payable	2
Total Liabilities Assumed at Fair Value	421,117
Net assets acquired excluding cash	201,885
Cash acquired on acquisition	$18,983
The allocations in the table above from land, buildings and fixtures and improvements, acquired intangible lease assets and liabilities, have been provisionally assigned to each class of assets and liabilities, pending final confirmation from the third party specialist for the Merger acquisitions acquired on the Merger Date.
See Note 4 — Real Estate Investments, Net for pro forma disclosures relating to the Global II Merger and other property acquisitions during the years ended in 2015 and 2014.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Acquired Related Party Receivable
On December 16, 2016, Global II entered into a letter agreement (the “Letter Agreement”) with American Realty Capital Global II Advisors, LLC (“Global II Advisor”), and AR Global, the parent of the Global II Advisor, pursuant to which the Global II Advisor agreed to reimburse Global II $6.3 million in organization and offering costs incurred by Global II in its IPO (the “Global II IPO”) that exceeded 2.0% of gross offering proceeds in the Global II IPO (the “Excess Amount”). Global II's IPO was suspended in November 2015 and lapsed in accordance with its terms in August 2016. The Letter Agreement was negotiated on behalf of Global II, and approved, by the independent directors of Global II.
The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted average price of each share of of Company Stock on the Merger Date.
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million is payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the company in the Merger. AR Global has unconditionally and irrevocably guaranteed Global II Advisor’s obligations to repay the monthly installments.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2015 and 2014 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. The Company has acquired 15 properties as part of business acquisition of Global II during the year ended December 31, 2016.

	Year Ended December 31
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost:
Land	$23,865	$288,376
Buildings, fixtures and improvements	192,052	1,450,862
Total tangible assets	215,917	1,739,238
Intangibles acquired:
In-place leases	44,241	418,419
Above market lease assets	1,007	26,711
Below market lease liabilities	(7,449)	(17,513)
Below market ground lease assets	3,363	901
Above market ground lease liabilities	(2,071)	—
Goodwill	—	3,665
Total assets acquired, net	255,008	2,171,421
Mortgage notes payable used to acquire real estate investments	(31,933)	(217,791)
Credit facility borrowings used to acquire real estate investments	—	(446,558)
Cash paid for acquired real estate investments	$223,075	$1,507,072
Number of properties purchased	22	270

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Proforma Information
As described in Note 3 — Merger Transaction, the following table presents unaudited pro forma information as if the Company's Merger and acquisition in 2016 of Global II were completed on January 1, 2015. Additionally, the unaudited pro forma net income (loss) attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $9.8 million for the year ended December 31, 2016 to the year ended December 31, 2015. Such acquisition and transaction related expenses have been reflected in the year ended December 31, 2015 as if such acquisition costs had been consummated on January 1, 2015.

	Year Ended December 31,
(In thousands)	2016	2015
Pro forma revenues	$258,919	$265,933
Pro forma net income (loss)	$42,510	$(15,367)
Pro forma basic and diluted net income (loss) per share	$0.25	$(0.09)
Dispositions
As of December 31, 2016 and 2015, the Company did not have any properties that are classified as assets held for sale. The Company did not sell any real estate assets during the year ended December 31, 2015. During the year ended December 31, 2016, the Company sold 34 properties pursuant to the Company's asset recycling plan for a total contract sales price of $110.4 million and gains on sale of $14.3 million. Such gains are reflected within gains on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2016 and exclude $0.9 million Gain Fee payable to the Advisor (see Note 11 —  Related Party Transactions for details). The following table summarizes the aforementioned properties sold.

Portfolio	State	Disposition Date	Number of Properties	Square Feet

Properties Sold
Fresenius II	Georgia	September 2, 2016	1	6,192
Garden Ridge	North Carolina	September 29, 2016	1	119,258
Dollar General	Ohio	September 29, 2016	1	9,026
Dollar General - Choctaw	Oklahoma	October 13, 2016	1	9,100
Dollar Tree - 8-Pack	Florida	October 13, 2016	8	63,510
Dollar General - Allentown	Pennsylvania	October 25, 2016	1	9,026
Dollar General - Uniontown	Pennsylvania	October 27, 2016	1	9,014
Dollar General - 15-Pack	(3)	October 28, 2016	15	145,938
Fresenius I	South Carolina	November 2, 2016	1	10,155
Garden Ridge	Texas	November 21, 2016	1	140,381
Hotel Winston	The Netherlands	December 15, 2016	1	24,283
Garden Ridge	Arizona	December 20, 2016	1	143,271
Garden Ridge	Kentucky	December 20, 2016	1	162,000
Total			34	851,154

(1)	The Company has used the proceeds to pay down portion of mezzanine facility, credit facility and paid off a secondary mortgage loan on DB Luxembourg.

(2)	Consists of properties sold in Pennsylvania, Ohio and Oklahoma.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Intangible Lease Assets and Lease Liabilities
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31,
(In thousands)	2016	2015
Intangible assets:
In-place leases, net of accumulated amortization of $99,355 and $61,857 at December 31, 2016 and 2015, respectively	$419,472	$426,434
Above-market leases, net of accumulated amortization of $5,040 and $3,279 at December 31, 2016 and 2015, respectively	33,773	22,322
Below-market ground leases, net of accumulated amortization of $339 and $115 at December 31, 2016, and 2015, respectively	29,082	4,287
Total intangible lease assets, net	$482,327	$453,043
Intangible liabilities:
Below-market leases, net of accumulated amortization of $5,621 and $3,296 at December 31, 2016 and 2015, respectively	$31,175	$25,984
Above-market ground leases, net of accumulated amortization of $72 and $15 at December 31, 2016 and 2015, respectively	1,866	$1,994
Total intangible lease liabilities, net	$33,041	$27,978
Projected Amortization for intangible lease assets and liabilities
The following table provides the weighted-average amortization periods as of December 31, 2016 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2017	2018	2019	2020	2021
In-place leases	10.4	$50,728	$50,728	$50,728	$50,568	$49,366
Total to be included in depreciation and amortization		$50,728	$50,728	$50,728	$50,568	$49,366

Above-market lease assets	14.9	$4,122	$4,122	$4,122	$4,122	$4,122
Below-market lease liabilities	13.1	(3,536)	(3,536)	(3,536)	(3,511)	(3,235)
Total to be included in rental income		$586	$586	$586	$611	$887

Below-market ground lease assets	79.8	$3,154	$3,154	$3,154	$3,154	$3,154
Above-market ground lease liabilities	32.7	(57)	(57)	(57)	(57)	(57)
Total to be included in property operating expense		$3,097	$3,097	$3,097	$3,097	$3,097

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Future Minimum Rents
The following presents future minimum base rental cash payments due to the Company during the next five calendar years and thereafter as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2017	$224,273
2018	229,591
2019	232,458
2020	235,259
2021	233,180
Thereafter	1,015,463
Total	$2,170,224

(1)	Based on the exchange rate as of December 31, 2016.
There were no tenants whose annualized rental income on a straight-line basis represented 10% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2016, 2015 and 2014.
The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2016, 2015 and 2014.

	December 31,
Country	2016	2015	2014
Germany	*	*	10.9%
United Kingdom	21.9%	19.2%	22.0%
United States:
Texas	*	11.5%	10.4%
___________________________________________

*	Geography's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 5 — Credit Borrowings
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $616.6 million (including £177.2 million and €258.9 million) and $717.3 million (including £160.2 million and €288.4 million) outstanding under the Credit Facility as of December 31, 2016 and 2015, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. On July 25, 2016 the Company extended the maturity date of the Credit Facility to July 25, 2017, for an extension fee of $1.5 million. There is an additional one-year extension option remaining, subject to certain conditions.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of December 31, 2016, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $616.6 million, and a weighted average effective interest rate of 2.4% after giving effect to interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of December 31, 2016 and 2015 was $113.0 million and $22.7 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the extended maturity date in July 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 8 — Derivatives and Hedging Activities for further discussion).
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter, pursuant to which UBS Securities LLC and UBS AG, Stamford Branch agreed to provide a $150.0 million senior secured bridge loan facility (the "Bridge Loan Facility") for a term of 364 days from date of the merger transaction. Amounts drawn on the Bridge Loan Facility are subject to interest at LIBOR plus 3.25% per annum with a minimum floor of 4.00%. The margin rate of 3.25% per annum will increase by 0.75% 90 days after the date of funding and increases by 0.75% every 90 days thereafter with a maximum increase rate of 2.25%. The Bridge Loan Facility requires a 1.50% fee of the commitment amount upon execution and a fee equal to 0.375% of the commitments 180 days after signing. The Bridge Loan Facility is subject to a duration fee of 1.0% on outstanding draws 90 days after the date of funding. In addition, the Bridge Loan Facility requires a repayment fee of 0.5% on repayments made within 30 days of funding and a repayment fee of 1.0% fee on repayments made after 30 days after funding. The Bridge Loan Facility is subject to cross default provisions with the Company’s Credit Facility. Upon closing of the Merger, the Company did not exercise its rights under the bridge loan commitment letter and as a result thereof the bridge loan commitment was automatically terminated at the Merger.
Mezzanine Facility
In connection with the Merger, the Company assumed the mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million. The Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million ($134.7 million based upon an exchange rate as of December 31, 2016) subject to certain conditions. The Mezzanine Facility bears interest at 8.25% per annum, payable quarterly, and is scheduled to mature on August 13, 2017. The creditors can offer leverage up to 82.5% of the net purchase price of the collateral properties. If the actual leverage of the Borrower exceeds 77.5% of net purchase price of the collateral properties, the interest rate for the loan shall be 8.50%.
The Mezzanine Facility is secured by first-priority ranking of the shares of the Borrower, and all of the Borrower's unencumbered country holding vehicles. The Mezzanine Facility is also cross-collateralized by pledges of the direct or indirect ownership of the Company in all the related personal property, reserves, and a pledge of shareholder loans and receivables to the extent not already pledged to senior lenders. The Mezzanine Facility may be prepaid at any time during the term. The outstanding amount of the Mezzanine Facility was $55.4 million (including €52.7 million) as of December 31, 2016. The Company has no unused borrowing capacity under the Mezzanine Facility as of December 31, 2016.
The Mezzanine Facility will either need to be extended, refinanced or repaid by August 2017 using the proceeds from property sales or other potential source of capital. See Item 7. — Liquidity and Capital Resources for further discussion.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

All non-functional currency draws under the Mezzanine Facility are designated as net investment hedges (see Note 8 — Derivatives and Hedging Activities for further discussion).
The total gross carrying value of unencumbered assets as of December 31, 2016 is $1.5 billion.
Note 6 — Mortgage Notes Payable
Mortgage notes payable as of December 31, 2016 and 2015 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2016	December 31, 2015				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$29,878	$30,976	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	30,483	31,603	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan (5)	1	8,732	—	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi (5)	1	6,102	—	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (5)	1	37,768	—	1.7%	(2)	Fixed	Dec. 2019
	Worldline (5)	1	5,260	—	1.9%	(2)	Fixed	Jul. 2020
	DCNS (5)	1	9,994	—	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II (5)	2	11,046	—	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	11,152	11,561	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	4,734	4,908	2.4%		Fixed	Jan. 2019
	RWE AG	3	65,753	68,169	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,534	5,737	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	27,879	28,904	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I (5)	1	4,208	—	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg (5)	1	37,873	—	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (5)	1	46,290	—	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	342,686	181,858

United Kingdom:	McDonald's	1	938	1,125	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,402	2,882	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	4,936	5,922	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	7,405	8,882	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,036	2,443	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	6,479	7,772	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,345	2,813	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	15,735	18,875	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	23,757	28,498	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	19,376	23,242	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	9,330	11,192	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	5,831	6,995	3.5%	(2)	Fixed	May 2020
	Capgemini	1	6,788	8,142	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	30,581	36,684	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	3,858	4,628	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,263	2,715	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	3,949	4,737	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	4,721	5,663	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	6,652	7,979	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	12,513	15,010	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	2,930	3,514	3.4%	(2)	Fixed	Aug. 2020

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	HP Enterprise Services	1	11,461	13,748	3.4%	(2)	Fixed	Aug. 2020
	Foster Wheeler	1	48,501	—	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins	1	34,648	—	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee	1	6,960	—	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	43	276,395	223,461

United States:	Quest Diagnostics	1	52,800	52,800	2.7%	(3)	Variable	Sep. 2018
	Western Digital	1	17,682	17,982	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.8%	(4)	Variable	Dec. 2020
	FedEx Freight (5)	1	6,165	—	4.5%		Fixed	Jun. 2021
	Veolia Water (5)	1	4,110	—	4.5%		Fixed	Jun. 2021
Puerto Rico:	Encanto Restaurants	18	21,599	22,057	6.3%		Fixed	Jun. 2017
	Total USD denominated	23	135,906	126,389
	Gross mortgage notes payable	88	754,987	531,708	2.7%
	Deferred financing costs, net of accumulated amortization	—	(5,103)	(7,446)	—%
	Mortgage notes payable, net of deferred financing costs	88	$749,884	$524,262	2.7%
_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of respective date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1- month Adjusted LIBOR as defined in the mortgage agreement.

(5)	New mortgages acquired as part of the Merger on the Merger Date.
In connection with the Global II Merger, the OP assumed the outstanding gross mortgage notes payable with an estimated aggregate fair value of $279.0 million at the Merger Date or carrying value of $267.7 million at December 31, 2016.
The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2016:

(In thousands)	Future Principal Payments (1)
2017	$22,857
2018	127,241
2019	261,523
2020	301,537
2021	41,829
Thereafter	—
Total	$754,987
_________________________

(1)	Based on the exchange rate as of December 31, 2016.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016 and 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 7 — Fair Value of Financial Instruments
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability and those inputs are significant.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy level within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$21,179	$—	$21,179
Foreign currency forwards, net (GBP & EUR)	$—	$6,998	$—	$6,998
Interest rate swaps, net (GBP & EUR)	$—	$(15,457)	$—	$(15,457)
Put options (GBP & EUR)	$—	$523	$—	$523
OPP (see Note 13)	$—	$—	$(13,400)	$(13,400)
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$3,042	$—	$3,042
Foreign currency forwards, net (GBP & EUR)	$—	$2,203	$—	$2,203
Interest rate swaps, net (GBP & EUR)	$—	$(5,461)	$—	$(5,461)
OPP (see Note 13)	$—	$—	$(14,300)	$(14,300)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2016 or 2015.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$14,300
Fair value adjustment	(900)
Ending balance as of December 31, 2016	$13,400
The following table provides quantitative information about the significant Level 3 inputs used (in thousands):

Financial Instrument	Fair Value at December 31, 2016	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$13,400	Monte Carlo Simulation	Expected volatility	28.0%
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

		Carrying Amount (1)	Fair Value	Carrying Amount (2)	Fair Value
(In thousands)	Level	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable (1) (2)	3	$752,484	$747,870	$532,384	$534,041
Credit facility	3	$616,614	$616,614	$717,286	$717,286
Mezzanine facility (3)	3	$55,383	$55,400	$—	$—
_____________________________

(1)	Carrying value includes $752.5 million gross mortgage notes payable and $2.5 million mortgage discounts, net as of December 31, 2016.

(2)	Carrying value includes $531.7 million gross mortgage notes payable and $0.7 million mortgage premiums, net as of December 31, 2015.

(3)	Carrying value includes $55.4 million Mezzanine Facility and $17,000 mezzanine discounts, net as of December 31, 2016.
The fair value of the gross mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On July 25, 2016 the Company extended the maturity date of the Credit Facility to July 25, 2017, with an additional one-year extension option remaining, subject to certain conditions. Advances under the Credit Facility are considered to be reported at fair value due to the short-term nature of the maturity. The Mezzanine Facility carries a fixed interest rate and as such advances under the Mezzanine Facility are considered to approximate fair value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8 — Derivatives and Hedging Activities
Risk Management Objective
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the USD.
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015:

		December 31,
(In thousands)	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps (GBP)	Derivative assets, at fair value	$—	$567
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	972	—
Cross currency swaps (EUR)	Derivative assets, at fair value	3,003	—
Cross currency swaps (GBP)	Derivative assets, at fair value	16,868	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(8,595)	(3,313)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(4,262)	(2,715)
Total		$7,986	$(5,461)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$3,918	$1,090
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,108	1,113
Put options (GBP)	Derivative assets, at fair value	131	—
Put options (EUR)	Derivative assets, at fair value	392	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,600)	—
Cross currency swaps (GBP)	Derivative assets, at fair value	477	509
Cross currency swaps (EUR)	Derivative assets, at fair value	831	2,533
Total		$5,257	$5,245

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2016 and 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2016	$28,700	$(15,457)	$—	$13,243	$—	$—	$13,243
December 31, 2015	$5,812	$(6,028)	$—	$(216)	$—	$—	$(216)
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company draws foreign currency advances under its Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (See Note 5 — Credit Borrowings). As further discussed below, in conjunction with the restructuring of the cross currency swaps on February 4, 2015, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility. The Company separately designated each foreign currency draw as a net investment hedge under ASC 815. Effective May 17, 2015, the Company modified the hedging relationship and designated all foreign currency draws as net investment hedges.
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
As of December 31, 2016 and 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	21	$474,161	27	$697,925
Interest rate swaps (EUR)	14	431,213	16	561,282
Total	35	$905,374	43	$1,259,207
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016 and 2015, the Company recorded losses of $0.1 million and $0.4 million of ineffectiveness in earnings, respectively. During the year ended December 31, 2014 there were no losses due to ineffectiveness.
During the year ended December 31, 2015, the Company terminated/partially terminated two of its interest rate swaps and accelerated the reclassification of amounts in other comprehensive income (loss) to net income (loss) as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $38,000.
As a result of negative interest rates, specifically the Euro LIBOR, two interest rate swap positions fell out of designation during the quarter ended June 30, 2016 due to the fact that they were no longer highly effective. These positions did not have a zero percent interest rate floor embedded into the positions.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $5.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Amount of (loss) gain recognized in accumulated other comprehensive (loss) income from derivatives (effective portion)	$(12,634)	$8,800	$5,670
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(5,318)	$(4,166)	$(2,087)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(99)	$(371)	$—
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
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial USD equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of December 31, 2015. The gain will remain in the cumulative translation adjustment (CTA) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
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
As of December 31, 2016, total foreign currency advances under the Credit Facility were approximately $491.2 million, which reflects advances of £177.2 million ($218.7 million based upon an exchange rate of £1.00 to $1.23 as of December 31, 2016) and advances of €258.9 million ($272.4 million based upon an exchange rate of €1.00 to $1.05, as of December 31, 2016).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Prior to May 16, 2015, foreign currency advances which were comprised of $92.1 million of Pound Sterling ("GBP") draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of Euro ("EUR") draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $3.6 million for the year ended December 31, 2015. As of December 31, 2016, total outstanding draws under the Credit Facility denominated in foreign currency was $491.2 million, and total net investments in real estate denominated in foreign currency was $405.7 million, this resulted in an undesignated excess position of $85.5 million (comprised of £44.2 million and €29.4 million draws) at the previously mentioned exchange rates. The Company recorded gains of $10.3 million and $5.1 million for the years ended December 31, 2016 and 2015, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. The Company recorded gains of $1.4 million for the year ended December 31, 2014 due to currency changes on the undesignated excess foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the year ended December 31, 2016.
As of December 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	December 31, 2016
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Cross currency swaps (EUR-USD)	3	$37,957
Cross currency swaps (GBP-USD)	1	60,626
Foreign currency forwards (EUR-USD)	1	10,100
Total	5	$108,683
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the year ended December 31, 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $0.5 million (see Note 2 — Summary of Significant Accounting Policies). The Company recorded total gains of $7.4 million and $3.9 million on the non-designated hedges for the years ended December 31, 2016 and 2015, respectively. The Company recorded total gains of $1.9 million on the non-designated hedges for the year ended December 31, 2014.
As of December 31, 2016 and 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	December 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	21	$18,058	40	$6,628
Foreign currency forwards (EUR - USD)	20	28,424	15	6,139
Cross currency swaps (GBP - USD)	3	43,457	9	82,843
Cross currency swaps (EUR - USD)	3	30,604	5	99,847
Interest rate swaps (EUR)	5	127,570	—	—
Options (GBP-USD)	5	3,375	—	—
Options (EUR-USD)	5	6,250	—	—
Total	62	$257,738	69	$195,457

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.4 million. As of December 31, 2016, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of December 31, 2016 and 2015, the Company had 198,775,675 and 168,936,633, respectively, shares of Common Stock outstanding, including shares issued under the DRIP, but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. On September 2, 2016, 1,264,148 OP Units were converted to Common Stock, of which 916,231 were issued to individual members and employees of AR Global, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. There were 545,530 of OP Units outstanding that were held by parties other than the Company as of December 31, 2016.
In addition, in connection with the Merger Agreement, each outstanding share of Global II Common Stock, including restricted shares, other than shares owned by the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock of the Company in connection with the Mergers. Additionally, all outstanding Global II OP Units were converted into the right to receive 2.27 shares of Company Common Stock.
The Company issued 28.7 million of Company Common Shares as consideration in the Merger. Based on the closing price of the shares of Company Common Stock on December 22, 2016, as reported on the NYSE, the aggregate value of the Merger Consideration paid or payable to former holders of Global II Common Stock and former holders of units of Global II OP Units was approximately $220.9 million.
Monthly Dividends and Change to Payment Dates
The Company pays dividends on the 15th day of each month at a rate of $0.059166667 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units (as defined in Note 13 — Share-Based Compensation) as dividends.
On April 7, 2015, the Company suspended the DRIP. The final issuance of shares of Common Stock pursuant to the DRIP occurred in connection with the Company’s April dividend which was paid on May 1, 2015.
The following table details from a tax perspective, the portion of a distribution classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	December 31, 2016		December 31, 2015		December 31, 2014
Return of capital	61.3%	$0.44	63.1%	$0.45	70.4%	$0.50
Ordinary dividend income	38.7%	0.27	36.9%	0.26	29.6%	0.21
Total	100.0%	$0.71	100.0%	$0.71	100.0%	$0.71
Share Repurchase Program
On April 7, 2015, the Company's board of directors approved the termination of the Company’s SRP. The Company processed all of the requests received under the SRP in the first quarter of 2015 and will not process further requests.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	12,139,854	$10.49
Redemptions	—	—
Cumulative repurchases as of December 31, 2016	12,139,854	$10.49
Implementation of “At-the-Market” Program
On December 12, 2016, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) , pursuant to which the Company may, from time to time, offer, issue and sell to the public shares of the Company’s Common Stock having an aggregate offering price of up to $175.0 million. As of February 28, 2017, the Company has not sold any shares pursuant to the Equity Distribution Agreement.
Subject to the terms and conditions of the Equity Distribution Agreement, the sales agents will use their commercially reasonable efforts to sell the Company’s shares of Common Stock offered by the Company under and in accordance with the Equity Distribution Agreement. The sales, if any will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by the Company from time to time.
The Company intends to use any net proceeds from the offering for general corporate purposes, including funding investment activity, repaying outstanding indebtedness (including borrowings under the Company’s Credit Facility), and for working capital. The Equity Distribution Agreement provides that the applicable sales agents will be compensated for its services to 1.0% of the gross sales price. The Company has no obligation to sell any of the Shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement.
Note 10 — Commitments and Contingencies
Operating Ground Leases
Certain properties are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to April 2105. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

(In thousands)	Future Ground Lease Payments
2017	$1,261
2018	1,261
2019	1,261
2020	1,261
2021	1,261
2022	1,261
Thereafter	38,540
Total (1)	$46,106
(1) Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.
The Company incurred rent expense on ground leases of $1.3 million and $0.3 million during the years ended December 31, 2016 and 2015, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of December 31, 2016 and 2015, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 244,444 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of December 31, 2016 and 2015, the Company had $5.2 million and $0.1 million of receivable from affiliated entities $2.2 million and $0.4 million of payable to their affiliates, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. At Listing, the Advisor held a total of 1,461,753 OP Units, the Service Provider held a total of 347,903 OP Units, and the Special Limited Partner held 22 OP Units. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of the OP Units were converted into Common Stock, of which 916,231 were issued to individual members and employees of AR Global, 347,903 were issued to the Service Provider, and 14 were issued to the Special Limited Partner. There were 545,530 of OP Units outstanding that were held by parties other than the Company as of December 31, 2016.
On June 2, 2015, the Advisor and the Service Provider exchanged 1,726,323 previously-issued Class B Units for 1,726,323 OP Units pursuant to the OP Agreement. These OP Units are redeemable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units. The OP made distributions to partners other than the Company of $1.0 million and $0.6 million during the year ended December 31, 2016 and 2015, respectively. There were no OP Unit distributions during the year ended December 31, 2014.
In addition, in connection with the OPP, the Company paid $1.0 million in distributions related to LTIP Units (as defined in Note 13 — Share-Based Compensation) during the year ended December 31, 2016, which are included in non-controlling interest in the consolidated statements of equity. As of December 31, 2016, the Company had no unpaid distributions relating to LTIP distributions. As of December 31, 2015, the Company had $0.4 million of unpaid LTIP distributions. No such distributions were paid during the year ended December 31, 2015.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. AR Global indirectly owns 90% of the membership interests in the Advisor and Company's chief executive officer and president, directly owns the other 10% of the membership interests in the Advisor.
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
Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable from an affiliate of the Advisor which is payable in equal monthly installments beginning on January 15, 2017.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties. Until June 2, 2015, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to the Company's investment activities in Europe, the Service Provider was paid 50% of the financing coordination fees and the Advisor received the remaining 50%.
Until the Listing, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP ("Class B Units"), which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following had occurred: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B Units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of June 2, 2015, in aggregate the board of directors had approved the issuance of 1,726,323 Class B Units to the Advisor and the Service Provider in connection with this arrangement. The Advisor and the Service Provider received distributions on unvested Class B Units equal to the dividend rate received on the Company's Common Stock. Such distributions on issued Class B Units in the amount of $0.3 million and $0.2 million were included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. Subsequent to the Listing, the Company recorded OP Unit distributions which are included in consolidated statements of equity. From April 1, 2015 to the Listing Date, the Advisor was paid for its asset management services in cash.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

(2)
For purposes of the Advisory Agreement, "AUM" means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company's investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of the Company's investment at the end of such period (before reserves from depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2016		2015		2014		(Receivable) Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2016		2015		2014
One-time fees and reimbursements:
Related party notes receivable acquired in Merger	$—	$—	$—	$—	$—	$—	$(5,138)	(10)	$—		$—
Acquisition fees and related cost reimbursements (1)	—	—	735	—	32,915	—	—		—		2
Strategic advisory fees	—	—	—	—	561	—	—		—		—
Fees on gain from sale of investments	923	—	—	—	—	—	923	(5)	—		—
Financing coordination fees (2)	16	—	1,159	—	6,546	—	16	(5)	466	(7)	—
Ongoing fees:
Asset management fees (3)	18,230	—	13,501	—	—	—	447	(5)	217	(8)	—
Property management and leasing fees (4)	3,802	2,281	3,982	2,507	1,316	690	252	(5)	91	—	52
Total related party operational fees and reimbursements	$22,971	$2,281	$19,377	$2,507	$41,338	$690	$(3,500)	(6)	$774	(9)	$54
___________________________________________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
From January 1, 2013 to April 1, 2015, the Company caused the OP to issue to the Advisor (subject to periodic approval by the board of directors) restricted performance based Class B Units for asset management services, which would vest if certain conditions occur. At the Listing Date, all Class B Units held by the Advisor converted to OP Units. From April 1, 2015 until the Listing Date, the Company paid the Advisor asset management fees in cash (as elected by the Advisor). From the Listing Date, the Advisor received asset management fees in cash in accordance with the Advisory Agreement. No Incentive Compensation or variable compensation was paid for the years ended December 31, 2016 and 2015.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of December 31, 2016.

(6)
In addition, as of December 31, 2016 due to related parties includes $0.5 million of accruals, of which $0.2 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.3 million to Advisor and RCS, of which $0.3 million are recorded within offering costs, $0.2 million in general and administrative expenses, and $20,000 in other expense reimbursement on the consolidated statements of operations for the year ended December 31, 2016, are not reflected in the table above.

(7)	Balance included within accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2015.

(8)
Balance included within due to related parties on the consolidated balance sheets as of December 31, 2015. In addition, due to affiliates includes $0.8 million of costs accrued for transfer asset and personnel services received from the Company's affiliated parties including ANST, Advisor and RCS which are recorded within general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015 and the expense is not reflected in the table above.

(9)
In addition, as of December 31, 2015 due to related parties includes $0.2 million, of which $36,253 of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.1 million to Advisor and RCS, which are recorded within general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015, are not reflected in the table above.

(10)
Balance included within related party notes receivable acquired in Merger on the on the consolidated balance sheets as of December 31, 2016. In addition, the $16,000 due from related parties as of December 31, 2016 is not included in the table above.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for expenses of the Advisor and it affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement as fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the years ended December 31, 2016, 2015 and 2014.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the year ended December 31, 2016, the Advisor waived some of the property management fees. During the year ended December 31, 2015, there were no property operating and general administrative expenses absorbed by the Advisor.
The predecessor to the parent of the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). On April 22, 2016, the Company terminated its agreement with DST and entered into a definitive agreement American Stock Transfer and Trust Company, LLC ("AST") appointing AST as the Company's side transfer agent and registrar.
During the years ended December 31, 2016 and 2015, the Company incurred approximately $0.2 million and $0.8 million, respectively, of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the consolidated statements of operations.
The following table details property operating and general and administrative expenses absorbed by the Advisor during the three years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Property operating expenses absorbed	$—	$—	$178
General and administrative expenses absorbed	—	—	—
Total expenses absorbed (1)	$—	$—	$178
___________________________________________________

(1)	The Company had $0.5 million of receivables from the Advisor related to absorbed costs as of December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
In connection with the Sale of any investment, subject to the terms in section 6(i) of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net Gain recognized by the Company in connection such sale (the Gain Fee). The Gain Fee shall be calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee will be calculated by aggregating all of the Gains and Losses from the preceding month. During the year ended December 31, 2016, the Company has sold 34 properties and calculated the Gain Fee of $0.9 million due to the Advisor, as defined in the Advisory Agreement, which has been accrued to the Advisor if the proceeds are not reinvested within 180 days of the transaction. As of December 31, 2016, such Gain Fee is included in the due to related parties on the consolidated balance sheets and been deducted from gains on the consolidated statement of operations.
On December 31, 2014, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Former Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

a possible acquisition transaction involving the Company. The Company also retained Barclays Capital Inc. as a strategic advisor. Both RCS Capital and Barclays Capital Inc., were each entitled to receive a transaction fee equal to 0.23% of the transaction value in connection with a possible sale transaction, listing or acquisition, if any. In connection with Listing, the Company incurred approximately $18.7 million of listing related fees during the year ended December 31, 2015 of which $6.0 million was paid to RCS Capital and $6.1 million to Barclays Capital Inc., including out of pocket expense in connection with these agreements. The Company did not incur any additional listing fees during the years ended December 31, 2016 and 2014. In addition, the Company incurred and paid to RCS Capital $2.5 million for personnel and support services in connection with the Listing. The Company also incurred $0.6 million of transfer agent fees to ANST in relation to the Listing. In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement. All costs noted above were included in listing fees in the consolidated statements of operations under listing fees for the year ended December 31, 2015.
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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2016, 2015 and 2014, no stock options were issued under the Plan.
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
Prior to April 8, 2015, the RSP provided for the automatic grant of 3,000 restricted shares of Common Stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, the Company amended the RSP ("the Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the board of directors.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. In connection with the Listing, the Company's board of directors also approved a one-time retention grant of 40,000 RSUs to each of the directors valued at $8.52 per unit, which vest over a five-year period. On July 13, 2015, the Company granted an annual retainer to each of its independent directors comprised of $0.1 million in cash and 7,352 RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, the Company granted $0.1 million in non-executive chair compensation in cash and 5,882 RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. On August 18, 2016, the Company granted an annual retainer to each of its independent directors comprised of $0.1 million and 8,642 RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, the Company granted $0.1 million in non-executive chair compensation in cash and 6,981 RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
On January 3, 2017, following approval by the Board, 32,000 unvested restricted shares of Common Stock owned by Mr. Kahane became vested simultaneously with his resignation as a member of the Board. Effective, January 3, 2017, the Board had accelerated the vesting of 24,000 of these unvested restricted and the remaining 8,000 unvested shares automatically vested upon Mr. Kahane’s voluntary resignation.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table reflects restricted share award activity for the years ended December 31, 2016, 2015 and 2014.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	16,200	$9.00
Granted	9,000	9.00
Vested	(10,800)	9.00
Unvested, December 31, 2014	14,400	9.00
Granted prior to Listing Date (1)	3,000	9.00
One-time Listing Grant	160,000	8.52
Granted (2)	27,938	8.84
Vested (3)	(17,400)	9.00
Unvested, December 31, 2015	187,938	8.57
Granted	36,634	7.53
Vested	(41,274)	8.59
Unvested, December 31, 2016	183,298	$8.36
____________________________

(1)	Based on the original RSP in place prior to April 8, 2015.

(2)
Based on the Amended RSP which provides an annual retainer to: (i) all independent directors; (ii) independent directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee; and (iii) the non-executive chair.

(3)	RSUs granted prior to April 8, 2015 vested immediately prior to the Listing.
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $0.4 million, $0.2 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded as equity based compensation during 2016 and 2015 and general and administrative expenses during 2014 in the accompanying consolidated statements of operations. As of December 31, 2016, the Company had $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 3.1 years.
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
December 31, 2016

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
__________________________________

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
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $3.4 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. There was no compensation expense related to the OPP for the year ended December 31, 2014. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company has paid $1.0 million in distributions related to LTIP Units during the year ended December 31, 2016, which is included in non-controlling interest in the consolidated statements of equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2016 and 2015. There were 1,056 such shares of Common Stock issued in lieu of cash during the year ended December 31, 2014 which resulted in additional share based compensation of $10,000.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Net income (loss) attributable to stockholders	$47,140	$(2,065)	$(53,594)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(773)	(442)	—
Adjusted net income (loss) attributable to stockholders	46,367	(2,507)	(53,594)

Basic and diluted net income (loss) per share	0.27	$(0.01)	$(0.43)
Basic and diluted weighted average shares outstanding	170,161,344	174,309,894	126,079,369
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the non-forfeitable distributions to the unvested RSUs and LTIPs from the numerator.
Diluted net income (loss) per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the years ended December 31, 2016, 2015 and 2014, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	December 31,
	2016	2015	2014
Unvested restricted stock	183,298	187,938	14,400
OP Units (1)	545,530	1,809,678	22
Class B Units	—	—	705,743
OPP (LTIP Units)	9,041,801	9,041,801	—
Total anti-dilutive common share equivalents	9,770,629	11,039,417	720,165

(1)
As of December 31, 2015, OP Units included 1,726,323 converted Class B Units, 83,333 OP Units issued to the Advisor, and 22 OP Units issued to the Special Limited Partner. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 1,264,148 of OP Units were converted into Common Stock, of which 916,231, 347,903, and 14 belong to individual members and employees of AR Global, Service Provider, and, Special Limited Partner, respectively. There were 545,530 OP Units outstanding that were held by parties other than the Company as of December 31, 2016.

Conditionally issuable shares relating to the OPP award (See Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the year ended December 31, 2016 because no units or shares would have been issued based on the stock price at December 31, 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 15 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2016 and 2015:

(In thousands, except share and per share data)	Quarters Ended
2016	March 31,	June 30,		September 30,		December 31,
Total revenue	$54,954	$53,196		$53,251		$52,773
Net income (loss) attributable to stockholders	$6,488	$15,763		$8,943		$15,946
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(195)	(193)		(190)		(195)
Adjusted net income (loss) attributable to stockholders	$6,293	$15,570		$8,753		$15,751
Basic and diluted weighted average shares outstanding	168,936,633	168,948,472		169,390,187		173,343,587
Basic and diluted net income (loss) per share attributable to stockholders	$0.04	$0.09		$0.05		$0.09

(In thousands, except share and per share data)	Quarters Ended
2015	March 31, (1)	June 30,		September 30, (2)		December 31, (3)
Total revenue	$49,969	$49,068		$50,252		$56,043
Net income (loss) attributable to stockholders	$25,855	$(45,664)		$5,432		$12,312
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	—		(249)		(193)
Adjusted net income (loss) attributable to stockholders	$25,855	$(45,664)	$—	$5,183	$—	$12,119
Basic and diluted weighted average shares outstanding	179,156,462	180,380,436		168,948,345		168,936,633
Basic and diluted net income (loss) per share attributable to stockholders	$0.14	$(0.25)		$0.03		$0.07
_______________________

(1)
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company reflected adjustments in the three months periods ended March 31, 2015 and December 31, 2015 to correct errors in straight-line rent and taxes relating to fiscal 2014.

(2)
The Company identified errors in accounting for certain cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 (see Note 8 — Derivatives and Hedging Activities) where gains that should have been included in net income (loss) were instead included in other comprehensive income (loss) of approximately $0.5 million and $0.6 million during the thee month periods ended March 31, 2015 and June 30, 2015, respectively. The Company has concluded that these adjustments are not material to the financial position or results of operations for the current period or any of the respective prior periods, accordingly, the Company recorded the additional gains on these non-designated derivative instruments of $1.1 million during the three month period ended September 30, 2015.

(3)
During the fourth quarter of 2015, the Company recorded an out-of-period adjustment to correct for an error identified in accounting for certain accrued operating expense reimbursement revenue totaling approximately $1.0 million, of which approximately $0.4 million, $0.3 million and $0.3 million related to three month periods ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. The Company concluded that this adjustment was not material to its financial position and results of operations for the current period or any of the prior periods, accordingly, the Company reversed the accrued operating expense reimbursement revenue of $1.0 million during the three month period ended December 31, 2015.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as previously disclosed or disclosed below.
Dispositions
Subsequent to the year ended December 31, 2016, the Company has sold one property as shown in the table below:

Portfolio	State	Disposition Date	Number of Properties	Square Feet	Contract Sales Price
					(In thousands)
Kulicke & Soffa	Pennsylvania	2/17/17	1	88,000	$12,950
The sale of Kulickie & Soffa did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of the Company remain classified within continuing operations for all periods presented until the respective dates of the sale.
Reverse Stock Split
On February 8, 2017, the Company announced that its Board of Directors has approved a reverse stock split of the Company’s Common Stock and its outstanding OP Units at a ratio of 1-for-3 (the “Reverse Stock Split”). The Reverse Stock Split is expected to take effect at approximately 5:00 p.m. Eastern time on February 28, 2017 (the “Effective Time”). Accordingly, at the Effective Time, every three issued and outstanding shares of Common Stock will be converted into one share of Common Stock and every three OP Units will be converted into one OP Unit. In addition, at the market open on March 1, 2017, the Common Stock will be assigned a new CUSIP number.
As a result of the Reverse Stock Split, the number of outstanding shares of the Company’s Common Stock will be reduced from approximately 198.8 million to approximately 66.3 million. The Reverse Stock Split will not affect the timing of the payment of the Company’s previously announced March 2017 dividend, which will continue to be paid on March 15, 2017 to stockholders of record at the close of business on March 8, 2017. Stockholders of record will receive the same March dividend payment but adjusted to reflect the Reverse Stock Split equal to $0.1775 per share.
No fractional shares or OP Units will be issued in connection with the Reverse Stock Split. Instead, cash will be paid in lieu of any fractional share that would have otherwise resulted from the Reverse Stock Split. No payments will be made in respect of any fractional OP Units. The Reverse Stock Split will apply to all of the Company’s outstanding shares of Common Stock and therefore will not affect any stockholder’s relative ownership percentage. Stockholders will be receiving information from the Company’s transfer agent regarding their stockholdings following the Reverse Stock Split as well as any cash in lieu payments that may result from the Reverse Stock Split. Stockholders are not required to take any action to effectuate the exchange of their stock.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	UK	Oct. 2012	$938	$396	$924	$—	$—	$1,320	$218
Wickes	Blackpool	UK	May 2013	2,402	1,666	1,789	—	—	3,455	308
Everything Everywhere	Merthyr Tydfil	UK	Jun. 2013	4,936	3,394	2,160	—	—	5,554	365
Thames Water	Swindon	UK	Jul. 2013	7,405	3,394	4,011	—	—	7,405	645
Wickes	Tunstall	UK	Jul. 2013	2,036	864	1,975	—	—	2,839	316
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	2,001	6,002	—	—	8,003	1,082
Northern Rock	Sunderland	UK	Sep. 2013	6,479	1,234	4,319	—	—	5,553	677
Kulicke & Soffa	Fort Washington	PA	Sep. 2013	—	2,272	12,874	—	—	15,146	2,070
Wickes	Clifton	UK	Nov. 2013	2,345	1,234	1,728	—	—	2,962	256
Con-Way Freight, Inc.	Aurora	NE	Nov. 2013	—	295	1,670	—	—	1,965	314
Con-Way Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	945	1,417	—	—	2,362	266
Con-Way Freight, Inc.	Riverton	IL	Nov. 2013	—	344	804	—	—	1,148	151
Con-Way Freight, Inc.	Salina	KS	Nov. 2013	—	461	1,843	—	—	2,304	347
Con-Way Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	380	886	—	—	1,266	167
Con-Way Freight, Inc.	Vincennes	IN	Nov. 2013	—	220	712	—	—	932	132
Con-Way Freight, Inc.	Waite Park	MN	Nov. 2013	—	367	681	—	—	1,048	128
Wolverine	Howard City	MI	Dec. 2013	—	719	13,667	—	—	14,386	2,501
Western Digital	San Jose	CA	Dec. 2013	17,682	9,021	16,729	—	—	25,750	2,423
Encanto Restaurants	Baymon	PR	Dec. 2013	1,757	1,150	1,724	—	—	2,874	287
Encanto Restaurants	Caguas	PR	Dec. 2013	1,528	—	2,481	—	—	2,481	412
Encanto Restaurants	Carolina	PR	Dec. 2013	2,826	1,840	2,761	—	—	4,601	459
Encanto Restaurants	Carolina	PR	Dec. 2013	840	615	751	—	—	1,366	125
Encanto Restaurants	Guayama	PR	Dec. 2013	917	673	822	—	—	1,495	137
Encanto Restaurants	Mayaguez	PR	Dec. 2013	840	410	957	—	—	1,367	159
Encanto Restaurants	Ponce	PR	Dec. 2013	1,222	600	1,399	—	—	1,999	241
Encanto Restaurants	Ponce	PR	Dec. 2013	1,337	655	1,528	—	—	2,183	254
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	496	—	782	—	—	782	130
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	1,474	844	1,566	—	—	2,410	260
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	1,680	963	1,788	—	—	2,751	297
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	1,031	505	1,179	—	—	1,684	196
Encanto Restaurants	San German	PR	Dec. 2013	687	391	726	—	—	1,117	125
Encanto Restaurants	San Juan	PR	Dec. 2013	955	389	1,168	—	—	1,557	194
Encanto Restaurants	San Juan	PR	Dec. 2013	474	153	612	—	—	765	102
Encanto Restaurants	San Juan	PR	Dec. 2013	1,680	1,235	1,509	—	—	2,744	251
Encanto Restaurants	Toa Baja	PR	Dec. 2013	420	68	616	—	—	684	106

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Encanto Restaurants	Vega Baja	PR	Dec. 2013	1,435	822	1,527	—	—	2,349	254
Rheinmetall	Neuss	GER	Jan. 2014	11,152	5,409	15,187	—	—	20,596	1,271
GE Aviation	Grand Rapids	MI	Jan. 2014	—	3,174	27,076	—	—	30,250	2,163
Provident Financial	Bradford	UK	Feb. 2014	15,735	1,245	23,094	—	—	24,339	1,668
Crown Crest	Leicester	UK	Feb. 2014	23,757	7,092	29,288	—	—	36,380	2,410
Trane	Davenport	IA	Feb. 2014	—	291	1,968	—	—	2,259	182
Aviva	Sheffield	UK	Mar. 2014	19,376	2,681	30,384	—	—	33,065	2,199
DFS Trading	Brigg	UK	Mar. 2014	2,614	1,253	3,552	—	—	4,805	284
DFS Trading	Carcroft	UK	Mar. 2014	1,448	286	2,052	—	—	2,338	173
DFS Trading	Carcroft	UK	Mar. 2014	3,118	1,053	4,171	—	—	5,224	309
DFS Trading	Darley Dale	UK	Mar. 2014	3,261	1,232	3,163	—	—	4,395	258
DFS Trading	Somercotes	UK	Mar. 2014	2,072	724	2,585	—	—	3,309	248
Government Services Administration	Fanklin	TN	Mar. 2014	—	4,161	30,083	—	—	34,244	2,200
National Oilwell Varco	Williston	ND	Mar. 2014	—	211	3,513	—	—	3,724	347
Talk Talk	Manchester	UK	Apr. 2014	4,721	724	8,605	—	—	9,329	637
Government Services Administration	Dover	DE	Apr. 2014	—	1,097	1,715	—	—	2,812	137
Government Services Administration	Germantown	PA	Apr. 2014	—	1,098	3,573	—	—	4,671	256
OBI DIY	Mayen	GER	Apr. 2014	4,734	1,179	7,036	—	—	8,215	590
DFS Trading	South Yorkshire	UK	Apr. 2014	1,107	—	1,290	—	—	1,290	135
DFS Trading	Yorkshire	UK	Apr. 2014	1,822	—	1,681	—	—	1,681	118
Government Services Administration	Dallas	TX	Apr. 2014	—	484	2,934	—	—	3,418	210
Government Services Administration	Mission	TX	Apr. 2014	—	618	3,145	—	—	3,763	237
Government Services Administration	International Falls	MN	May. 2014	—	350	11,182	—	—	11,532	817
Indiana Department of Revenue	Indianapolis	IN	May. 2014	—	891	7,677	—	—	8,568	578
National Oilwell Varco (6)	Pleasanton	TX	May. 2014	—	282	5,015	—	—	5,297	272
Nissan	Murfreesboro	TN	May. 2014	—	966	19,573	—	—	20,539	1,326
Government Services Administration	Lakewood	CO	Jun. 2014	—	1,220	7,928	—	—	9,148	538
Lippert Components	South Bend	IN	Jun. 2014	—	3,195	6,883	—	—	10,078	478
Axon Energy Products	Conroe	TX	Jun. 2014	—	826	6,132	—	—	6,958	402
Axon Energy Products	Houston	TX	Jun. 2014	—	416	5,186	—	—	5,602	368
Axon Energy Products	Houston	TX	Jun. 2014	—	294	2,310	—	—	2,604	169
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—	260	1,445	—	—	1,705	122
Bell Supply Co	Cleburne	TX	Jun. 2014	—	301	323	—	—	624	30
Bell Supply Co	Frierson	LA	Jun. 2014	—	260	1,054	—	—	1,314	123
Bell Supply Co	Gainesville	TX	Jun. 2014	—	131	1,420	—	—	1,551	101

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Bell Supply Co	Killdeer	ND	Jun. 2014	—	307	1,250	—	—	1,557	103
Bell Supply Co	Williston	ND	Jun. 2014	—	163	2,323	—	—	2,486	172
GE Oil & Gas	Canton	OH	Jun. 2014	—	437	3,039	—	—	3,476	223
GE Oil & Gas	Odessa	TX	Jun. 2014	—	1,611	3,322	—	—	4,933	440
Lhoist	Irving	TX	Jun. 2014	—	173	2,154	—	—	2,327	185
Select Energy Services	DeBerry	TX	Jun. 2014	—	533	7,551	—	—	8,084	852
Select Energy Services	Gainesville	TX	Jun. 2014	—	519	7,482	—	—	8,001	501
Select Energy Services	Victoria	TX	Jun. 2014	—	354	1,698	—	—	2,052	149
Bell Supply Co	Jacksboro	TX	Jun. 2014	—	51	657	—	—	708	75
Bell Supply Co	Kenedy	TX	Jun. 2014	—	190	1,669	—	—	1,859	150
Select Energy Services	Alice	TX	Jun. 2014	—	518	1,331	—	—	1,849	103
Select Energy Services	Dilley	TX	Jun. 2014	—	429	1,777	—	—	2,206	162
Select Energy Services	Kenedy	TX	Jun. 2014	—	815	8,355	—	—	9,170	654
Select Energy Services	Laredo	TX	Jun. 2014	—	2,472	944	—	—	3,416	109
Superior Energy Services	Gainesville	TX	Jun. 2014	—	322	480	—	—	802	34
Superior Energy Services	Jacksboro	TX	Jun. 2014	—	408	312	—	—	720	30
Amcor Packaging	Workington	UK	Jun. 2014	3,858	1,074	6,333	—	—	7,407	495
Government Services Administration	Raton	NM	Jun. 2014	—	93	875	—	—	968	65
Nimble Storage	San Jose	CA	Jun. 2014	—	30,227	10,795	—	180	41,202	734
FedEx	Amarillo	TX	Jul. 2014	—	889	6,446	—	—	7,335	521
FedEx	Chicopee	MA	Jul. 2014	—	1,030	7,022	—	—	8,052	597
FedEx	San Antonio	TX	Jul. 2014	—	3,283	17,729	—	—	21,012	1,197
Sandoz	Princeton	NJ	Jul. 2014	—	7,766	31,994	—	11,558	51,318	4,037
Wyndham	Branson	MO	Jul. 2014	—	881	3,307	—	—	4,188	236
Valassis	Livonia	MI	Jul. 2014	—	1,735	8,119	—	—	9,854	532
Government Services Administration	Fort Fairfield	ME	Jul. 2014	—	26	9,315	—	—	9,341	575
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	33,550	5,312	41,201	—	—	46,513	2,515
PNC Bank	Erie	PA	Jul. 2014	—	242	6,195	—	—	6,437	386
PNC Bank	Scranton	PA	Jul. 2014	—	1,324	3,004	—	—	4,328	192
Achmea	Leusden	NETH	Jul. 2014	—	2,678	20,872	—	46	23,596	1,324
Continental Tire	Fort Mill	SC	Jul. 2014	—	780	14,259	—	—	15,039	887
Fujitsu Office Properties	Manchester	UK	Jul. 2014	30,581	3,485	37,725	—	—	41,210	2,300
BP Oil	Wootton Bassett	UK	Aug. 2014	1,800	565	2,444	—	—	3,009	158
HBOS	Derby	UK	Aug. 2014	3,579	567	5,714	—	—	6,281	382
HBOS	St. Helens	UK	Aug. 2014	1,829	215	3,238	—	—	3,453	218

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
HBOS	Warrington	UK	Aug. 2014	1,244	410	1,934	—	—	2,344	141
Malthurst	Shiptonthorpe	UK	Aug. 2014	1,200	260	1,849	—	—	2,109	132
Malthurst	Yorkshire	UK	Aug. 2014	950	461	1,210	—	—	1,671	113
Stanley Black & Decker	Westerville	OH	Aug. 2014	—	958	6,933	—	—	7,891	446
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—	1,176	10,179	—	—	11,355	623
Capgemini	Birmingham	UK	Aug. 2014	6,788	1,536	14,564	—	—	16,100	914
Merck	Madison	NJ	Aug. 2014	—	10,290	32,530	—	1	42,821	1,936
Family Dollar	Abbeville	AL	Aug. 2014	—	115	635	—	—	750	49
Family Dollar	Aiken	SC	Aug. 2014	—	439	505	—	—	944	42
Family Dollar	Alapaha	GA	Aug. 2014	—	200	492	—	—	692	42
Family Dollar	Anniston	AL	Aug. 2014	—	176	618	—	—	794	47
Family Dollar	Atlanta	GA	Aug. 2014	—	234	1,181	—	—	1,415	78
Family Dollar	Bossier City	LA	Aug. 2014	—	291	520	—	—	811	38
Family Dollar	Brandenburg	KY	Aug. 2014	—	178	748	—	—	926	55
Family Dollar	Brownfield	TX	Aug. 2014	—	31	664	—	—	695	44
Family Dollar	Brownsville	TX	Aug. 2014	—	83	803	—	—	886	53
Family Dollar	Caledonia	MS	Aug. 2014	—	415	162	—	—	577	21
Family Dollar	Camden	SC	Aug. 2014	—	187	608	—	—	795	47
Family Dollar	Camp Wood	TX	Aug. 2014	—	96	593	—	—	689	45
Family Dollar	Church Point	LA	Aug. 2014	—	247	563	—	—	810	42
Family Dollar	Columbia	SC	Aug. 2014	—	363	487	—	—	850	42
Family Dollar	Columbus	MS	Aug. 2014	—	305	85	—	—	390	10
Family Dollar	Danville	VA	Aug. 2014	—	124	660	—	—	784	46
Family Dollar	Detroit	MI	Aug. 2014	—	107	711	—	—	818	43
Family Dollar	Diamond Head	MS	Aug. 2014	—	104	834	—	—	938	56
Family Dollar	Falfurrias	TX	Aug. 2014	—	52	745	—	—	797	45
Family Dollar	Fayetteville	NC	Aug. 2014	—	99	438	—	—	537	28
Family Dollar	Fort Davis	TX	Aug. 2014	—	114	698	—	—	812	54
Family Dollar	Fort Madison	IA	Aug. 2014	—	188	226	—	—	414	19
Family Dollar	Greenwood	SC	Aug. 2014	—	629	546	—	—	1,175	38
Family Dollar	Grenada	MS	Aug. 2014	—	346	335	—	—	681	31
Family Dollar	Griffin	GA	Aug. 2014	—	369	715	—	—	1,084	54
Family Dollar	Hallsville	TX	Aug. 2014	—	96	225	—	—	321	15
Family Dollar	Hardeeville	SC	Aug. 2014	—	83	663	—	—	746	48
Family Dollar	Hastings	NE	Aug. 2014	—	260	515	—	—	775	35

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Family Dollar	Haw River	NC	Aug. 2014	—	310	554	—	—	864	52
Family Dollar	Kansas City	MO	Aug. 2014	—	52	986	—	—	1,038	58
Family Dollar	Knoxville	TN	Aug. 2014	—	82	714	—	—	796	52
Family Dollar	La Feria	TX	Aug. 2014	—	124	956	—	—	1,080	61
Family Dollar	Lancaster	SC	Aug. 2014	—	229	721	—	—	950	57
Family Dollar	Lillian	AL	Aug. 2014	—	410	508	—	—	918	39
Family Dollar	Louisville	KY	Aug. 2014	—	511	503	—	—	1,014	40
Family Dollar	Louisville	MS	Aug. 2014	—	235	410	—	—	645	34
Family Dollar	Madisonville	KY	Aug. 2014	—	389	576	—	—	965	45
Family Dollar	Memphis	TN	Aug. 2014	—	158	301	—	—	459	26
Family Dollar	Memphis	TN	Aug. 2014	—	79	342	—	—	421	28
Family Dollar	Memphis	TN	Aug. 2014	—	356	507	—	—	863	41
Family Dollar	Mendenhall	MS	Aug. 2014	—	61	720	—	—	781	50
Family Dollar	Mobile	AL	Aug. 2014	—	258	682	—	—	940	47
Family Dollar	Mohave Valley	AZ	Aug. 2014	—	284	575	—	—	859	52
Family Dollar	N Platte	NE	Aug. 2014	—	117	255	—	—	372	15
Family Dollar	Nampa	ID	Aug. 2014	—	133	1,126	—	—	1,259	75
Family Dollar	Newberry	MI	Aug. 2014	—	172	1,562	—	—	1,734	103
Family Dollar	North Charleston	SC	Aug. 2014	—	376	588	—	—	964	46
Family Dollar	North Charleston	SC	Aug. 2014	—	458	593	—	—	1,051	50
Family Dollar	Oklahoma City	OK	Aug. 2014	—	144	1,211	—	—	1,355	72
Family Dollar	Paulden	AZ	Aug. 2014	—	468	306	—	—	774	33
Family Dollar	Poteet	TX	Aug. 2014	—	141	169	—	—	310	19
Family Dollar	Rockford	IL	Aug. 2014	—	183	1,179	—	—	1,362	76
Family Dollar	Roebuck	SC	Aug. 2014	—	306	508	—	—	814	47
Family Dollar	San Angelo	TX	Aug. 2014	—	96	342	—	—	438	27
Family Dollar	St Louis	MO	Aug. 2014	—	226	1,325	—	—	1,551	85
Family Dollar	Tyler	TX	Aug. 2014	—	217	682	—	—	899	45
Family Dollar	Union	MS	Aug. 2014	—	52	622	—	—	674	44
Family Dollar	Williamston	SC	Aug. 2014	—	211	558	—	—	769	43
Government Services Administration	Rangeley	ME	Aug. 2014	—	1,377	4,746	—	262	6,385	305
Hewlett-Packard	Newcastle	UK	Sep. 2014	11,461	1,061	17,667	—	—	18,728	1,015
Intier Automotive	Redditch	UK	Sep. 2014	5,831	1,096	8,676	—	—	9,772	555
Waste Management	Winston-Salem	NC	Sep. 2014	—	494	3,235	—	—	3,729	195
FedEx	Winona	MN	Sep. 2014	—	83	1,785	—	—	1,868	125

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Allen	OK	Sep. 2014	—	99	793	—	—	892	51
Dollar General	Cherokee	KS	Sep. 2014	—	27	769	—	—	796	50
Dollar General	Clearwater	KS	Sep. 2014	—	90	785	—	—	875	51
Dollar General	Dexter	NM	Sep. 2014	—	329	585	—	—	914	38
Dollar General	Elmore City	OK	Sep. 2014	—	21	742	—	—	763	49
Dollar General	Eunice	NM	Sep. 2014	—	269	569	—	—	838	37
Dollar General	Gore	OK	Sep. 2014	—	143	813	—	—	956	53
Dollar General	Kingston	OK	Sep. 2014	—	81	778	—	—	859	51
Dollar General	Lordsburg	NM	Sep. 2014	—	212	719	—	—	931	46
Dollar General	Lyons	KS	Sep. 2014	—	120	970	—	—	1,090	62
Dollar General	Mansfield	LA	Sep. 2014	—	169	812	—	—	981	52
Dollar General	Neligh	NE	Sep. 2014	—	83	1,045	—	—	1,128	65
Dollar General	Norman	OK	Sep. 2014	—	40	913	—	—	953	59
Dollar General	Peggs	OK	Sep. 2014	—	72	879	—	—	951	56
Dollar General	Santa Rosa	NM	Sep. 2014	—	324	575	—	—	899	37
Dollar General	Sapulpa	OK	Sep. 2014	—	143	745	—	—	888	49
Dollar General	Schuyler	NE	Sep. 2014	—	144	905	—	—	1,049	57
Dollar General	Tahlequah	OK	Sep. 2014	—	132	925	—	—	1,057	59
Dollar General	Townville	PA	Sep. 2014	—	78	882	—	—	960	60
Dollar General	Valley Falls	KS	Sep. 2014	—	51	922	—	—	973	58
Dollar General	Wymore	NE	Sep. 2014	—	21	872	—	—	893	55
FedEx	Bohemia	NY	Sep. 2014	—	4,838	19,596	—	—	24,434	1,271
FedEx	Watertown	NY	Sep. 2014	—	561	4,757	—	—	5,318	325
Shaw Aero	Naples	FL	Sep. 2014	—	998	22,332	—	—	23,330	1,307
Mallinckrodt	St. Louis	MO	Sep. 2014	—	1,499	16,828	—	—	18,327	995
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—	1,227	10,790	—	—	12,017	638
Trinity Health	Livonia	MI	Sep. 2014	—	4,273	16,574	—	21	20,868	1,089
Trinity Health	Livonia	MI	Sep. 2014		4,680	11,568		341	16,589	850
FedEx	Hebron	KY	Sep. 2014	—	1,107	7,750	—	—	8,857	484
FedEx	Lexington	KY	Sep. 2014	—	1,118	7,961	—	—	9,079	491
GE Aviation	Cincinnati	OH	Sep. 2014	—	1,393	10,490	—	—	11,883	622
Bradford & Bingley	Bingley	UK	Oct. 2014	9,330	4,116	10,334	—	—	14,450	638
DNV GL	Dublin	OH	Oct. 2014	—	2,509	3,140	—	—	5,649	194
Rexam	Reckinghausen	GER	Oct. 2014	5,534	742	10,441	—	—	11,183	625
C&J Energy	Houston	TX	Oct. 2014	—	3,865	9,457	—	—	13,322	575

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
FedEx	Lake Charles	LA	Oct. 2014	—	255	7,485	—	—	7,740	509
Family Dollar	Big Sandy	TN	Oct. 2014	—	62	739	—	—	801	49
Family Dollar	Boling	TX	Oct. 2014	—	80	781	—	—	861	49
Family Dollar	Bonifay	FL	Oct. 2014	—	103	673	—	—	776	53
Family Dollar	Brindidge	AL	Oct. 2014	—	89	749	—	—	838	62
Family Dollar	Brownsville	TN	Oct. 2014	—	155	776	—	—	931	56
Family Dollar	Buena Vista	GA	Oct. 2014	—	246	757	—	—	1,003	74
Family Dollar	Calvert	TX	Oct. 2014	—	91	777	—	—	868	50
Family Dollar	Chocowinty	NC	Oct. 2014	—	237	554	—	—	791	39
Family Dollar	Clarksville	TN	Oct. 2014	—	370	1,025	—	—	1,395	78
Family Dollar	Fort Mill	SC	Oct. 2014	—	556	757	—	—	1,313	52
Family Dollar	Hillsboro	TX	Oct. 2014	—	287	634	—	—	921	42
Family Dollar	Lake Charles	LA	Oct. 2014	—	295	737	—	—	1,032	48
Family Dollar	Lakeland	FL	Oct. 2014	—	300	812	—	—	1,112	53
Family Dollar	Lansing	MI	Oct. 2014	—	132	1,040	—	—	1,172	79
Family Dollar	Laurens	SC	Oct. 2014	—	303	584	—	—	887	51
Family Dollar	Marion	MS	Oct. 2014	—	183	747	—	—	930	50
Family Dollar	Marsing	ID	Oct. 2014	—	188	786	—	—	974	65
Family Dollar	Montgomery	AL	Oct. 2014	—	411	646	—	—	1,057	59
Family Dollar	Montgomery	AL	Oct. 2014	—	122	821	—	—	943	69
Family Dollar	Monticello	FL	Oct. 2014	—	230	695	—	—	925	51
Family Dollar	Monticello	UT	Oct. 2014	—	96	894	—	—	990	76
Family Dollar	North Little Rock	AR	Oct. 2014	—	424	649	—	—	1,073	53
Family Dollar	Oakdale	LA	Oct. 2014	—	243	696	—	—	939	45
Family Dollar	Orlando	FL	Oct. 2014	—	684	619	—	—	1,303	46
Family Dollar	Port St. Lucie	FL	Oct. 2014	—	403	907	—	—	1,310	62
Family Dollar	Prattville	AL	Oct. 2014	—	463	749	—	—	1,212	70
Family Dollar	Prichard	AL	Oct. 2014	—	241	803	—	—	1,044	52
Family Dollar	Quinlan	TX	Oct. 2014	—	74	774	—	—	848	50
Family Dollar	Rigeland	MS	Oct. 2014	—	447	891	—	—	1,338	57
Family Dollar	Rising Star	TX	Oct. 2014	—	63	674	—	—	737	44
Family Dollar	Southaven	MS	Oct. 2014	—	409	1,080	—	—	1,489	75
Family Dollar	Spout Springs	NC	Oct. 2014	—	474	676	—	—	1,150	47
Family Dollar	St. Petersburg	FL	Oct. 2014	—	482	851	—	—	1,333	58
Family Dollar	Swansboro	NC	Oct. 2014	—	337	826	—	—	1,163	72

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Panasonic	Hudson	NJ	Oct. 2014	—	1,312	7,075	—	—	8,387	404
Onguard	Havre De Grace	MD	Oct. 2014	—	2,216	6,585	—	—	8,801	536
Axon Energy Products	Houston	TX	Oct. 2014	—	297	2,432	—	—	2,729	137
Metro Tonic	Halle Peissen	GER	Oct. 2014	27,879	6,393	44,790	—	—	51,183	2,968
Tokmanni	Matsala	FIN	Nov. 2014	30,483	1,657	50,142	—	—	51,799	3,131
Fife Council	Dunfermline	UK	Nov. 2014	2,263	325	4,193	—	—	4,518	235
Family Dollar	Doerun	GA	Nov. 2014	—	236	717	—	—	953	48
Family Dollar	Old Hickory	TN	Nov. 2014	—	548	781	—	—	1,329	56
Government Services Administration	Rapid City	SD	Nov. 2014	—	504	7,837	—	—	8,341	459
KPN BV	Houten	NETH	Nov. 2014	—	1,483	18,145	—	—	19,628	1,036
RWE AG	Essen	GER	Nov. 2014	22,703	4,613	32,811	—	—	37,424	1,806
RWE AG	Essen	GER	Nov. 2014	27,498	11,297	39,719	—	—	51,016	2,194
RWE AG	Essen	GER	Nov. 2014	15,552	1,786	22,819	—	—	24,605	1,261
Follett School	McHenry	IL	Dec. 2014	—	3,423	15,600	—	—	19,023	1,038
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	52,800	10,714	69,018	—	—	79,732	3,657
Diebold	North Canton	OH	Dec. 2014	—	—	9,142	—	—	9,142	566
Weatherford International	Odessa	TX	Dec. 2014	—	665	1,795	—	—	2,460	160
AM Castle	Wichita	KS	Dec. 2014	—	426	6,681	—	—	7,107	338
FedEx	Billerica	MA	Dec. 2014	—	1,138	6,674	—	—	7,812	415
Constellium Auto	Wayne	MI	Dec. 2014	—	1,180	13,781	—	7,875	22,836	1,807
C&J Energy II	Houston	TX	Mar. 2015	—	6,196	21,745	—	—	27,941	1,039
Fedex VII	Salina	UT	Mar. 2015	—	428	3,447	—	—	3,875	229
Fedex VIII	Pierre	SD	Apr. 2015	—	—	3,288	—	—	3,288	187
Crown Group	Fraser	MI	Aug. 2015	—	350	3,865	—	—	4,215	151
Crown Group	Jonesville	MI	Aug. 2015	—	101	3,136	—	—	3,237	127
Crown Group	Warren	MI	Aug. 2015	—	297	3,325	—	—	3,622	132
Crown Group	Marion	SC	Aug. 2015	—	386	7,993	—	—	8,379	318
Crown Group	Logansport	IN	Aug. 2015	—	1,843	5,430	—	—	7,273	237
Crown Group	Madison	IN	Aug. 2015	—	1,598	7,513	—	—	9,111	277
Mapes & Sprowl Steel, Ltd.	Elk Grove	IL	Sep. 2015	—	954	4,619	—	—	5,573	168
JIT Steel Services	Chattanooga	TN	Sep. 2015	—	582	3,122	—	—	3,704	110
JIT Steel Services	Chattanooga	TN	Sep. 2015	—	316	1,986	—	—	2,302	68
Beacon Health System, Inc.	South Bend	IN	Sep. 2015	—	1,636	8,190	—	—	9,826	289
Hannibal/Lex JV LLC	Houston	TX	Sep. 2015	—	2,090	11,138	—	—	13,228	367
FedEx Ground	Mankato	MN	Sep. 2015	—	472	6,780	—	—	7,252	286

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2016 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2016(2)(3)	Accumulated Depreciation (4)(5)
Office Depot	Venlo	NETH	Sep. 2015	—		3,281	14,509	—	—	17,790	587
Finnair	Helsinki	FIN	Sep. 2015	29,878		2,367	67,462	—	—	69,829	2,438
Auchan (7)	Bordeaux	FR	Dec. 2016	8,732	(8)	3,827	12,568	—	—	16,395	11
Pole Emploi (7)	Marseille	FR	Dec. 2016	6,102	(8)	739	7,963	—	—	8,702	6
Veolia Water (7)	Vandalia	US	Dec. 2016	4,110		572	5,815	—	—	6,387	5
Sagemcom (7)	Rueil-Malmaison	FR	Dec. 2016	37,768	(8)	2,764	67,600	—	—	70,364	46
NCR Dundee (7)	Dundee	UK	Dec. 2016	6,960	(8)	2,464	8,370	—	—	10,834	7
FedEx Freight (7)	Greensboro	US	Dec. 2016	6,165		1,852	8,780	—	—	10,632	8
DB Luxembourg (7)	Kirchberg	LUX	Dec. 2016	37,873	(8)	15,280	45,592	—	—	60,872	31
ING Amsterdam (7)	Amsterdam	NETH	Dec. 2016	46,290	(8)	—	70,980	—	—	70,980	48
Worldline (7)	Blois	FR	Dec. 2016	5,260	(8)	1,040	5,127	—	—	6,167	5
Foster Wheeler (7)	Reading	UK	Dec. 2016	48,501	(8)	25,216	73,346	—	—	98,562	51
ID Logistics I (7)	Weilbach	GER	Dec. 2016	4,208	(8)	1,239	8,413	—	—	9,652	6
ID Logistics II (7)	Landersheim & Moreuil	FR	Dec. 2016	11,046	(8)	4,652	13,761	—	—	18,413	10
Harper Collins (7)	Glasgow	UK	Dec. 2016	34,648	(8)	9,685	51,649	—	—	61,334	38
DCNS (7)	Brest	FR	Dec. 2016	9,994	(8)	1,786	14,112	—	—	15,898	10
Total				$754,987		$376,704	$1,947,646	$—	$20,284	$2,344,634	$111,321
___________________________________

(1)	These are stated principal amounts at spot rates for those in local currency and exclude $5.1 million of deferred financing cost and $(2.5) million of mortgage (discount) premium, net.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $587.1 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $3.0 billion. Assets acquired from the Merger, retain the prior tax basis.

(4)	The accumulated depreciation column excludes approximately $104.7 million of amortization associated with acquired intangible lease assets.

(5)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

(6)
The Company has expanded the property in September 2015 by purchasing additional land of $0.1 million, building and improvements of $3.4 million and an accumulated depreciation of $0.1 million as of December 31, 2016.

(7)	These properties were acquired as part of Merger with Global II on December 22, 2016.

(8)	These properties are encumbered by the Mezzanine Facility borrowings in the amount of $55.4 million and such amount of borrowings is excluded from the table above.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Real estate investments, at cost:
Balance at beginning of year	$2,028,010	$1,855,960	$149,009
Additions-Acquisitions	463,327	226,412	1,748,944
Asset remeasurement	—	2,318	(675)
Asset Dispositions	(77,063)	—	—
Currency translation adjustment	(69,640)	(56,680)	(41,318)
Balance at end of the year	$2,344,634	$2,028,010	$1,855,960

Accumulated depreciation:
Balance at beginning of year	$68,078	$21,319	$869
Depreciation expense	50,333	47,649	20,856
Asset Dispositions	(3,012)	—	—
Currency translation adjustment	(4,078)	(890)	(406)
Balance at end of the year	$111,321	$68,078	$21,319