Form 10-Q
period 2017-03-31
Global Net Lease, Inc.
filed 2017-05-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2017, the registrant had 66,451,066 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$382,010	$376,704
Buildings, fixtures and improvements	1,989,383	1,967,930
Acquired intangible lease assets	594,319	587,061
Total real estate investments, at cost	2,965,712	2,931,695
Less accumulated depreciation and amortization	(242,508)	(216,055)
Total real estate investments, net	2,723,204	2,715,640
Cash and cash equivalents	72,354	69,831
Restricted cash	5,149	7,497
Derivatives, at fair value (Note 8)	24,292	28,700
Unbilled straight-line rent	34,206	30,459
Prepaid expenses and other assets	19,579	17,577
Related party notes receivable acquired in Merger (Note 3)	3,211	5,138
Due from related parties	16	16
Deferred tax assets	1,591	1,586
Goodwill and other intangible assets, net	13,408	13,931
Deferred financing costs, net	626	1,092
Total assets	$2,897,636	$2,891,467

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($4,726 and $5,103 for March 31, 2017 and December 31, 2016, respectively)	$758,610	$749,884
Mortgage (discount) premium, net	(2,400)	(2,503)
Credit facility	698,203	616,614
Mezzanine facility, net of discount	—	55,383
Below-market lease liabilities, net	30,901	33,041
Derivatives, at fair value (Note 8)	13,508	15,457
Due to related parties	1,348	2,162
Accounts payable and accrued expenses	22,581	22,861
Prepaid rent	20,476	18,429
Deferred tax liability	15,670	15,065
Taxes payable	7,492	9,059
Dividends payable	29	34
Total liabilities	1,566,418	1,535,486
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 66,269,225 and 66,258,559 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,990	1,990
Additional paid-in capital	1,708,870	1,708,541
Accumulated other comprehensive loss	(13,388)	(16,695)
Accumulated deficit	(373,917)	(346,058)
Total stockholders' equity	1,323,555	1,347,778
Non-controlling interest	7,663	8,203
Total equity	1,331,218	1,355,981
Total liabilities and equity	$2,897,636	$2,891,467
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$58,492	$51,511
Operating expense reimbursements	4,345	3,443
Total revenues	62,837	54,954

Expenses:
Property operating	7,236	5,647
Operating fees to related parties	5,730	4,817
Acquisition and transaction related	696	(129)
General and administrative	1,770	1,704
Equity based compensation	16	1,044
Depreciation and amortization	27,114	23,756
Total expenses	42,562	36,839
Operating income	20,275	18,115
Other income (expense):
Interest expense	(11,531)	(10,569)
Gains on dispositions of real estate investments	957	—
Losses on derivative instruments	(470)	(349)
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	(882)	(98)
Other income (expense)	7	9
Total other expense, net	(11,919)	(11,007)
Net income before income tax	8,356	7,108
Income tax expense	(906)	(550)
Net income	7,450	6,558
Non-controlling interest	(21)	(70)
Net income attributable to stockholders	$7,429	$6,488

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to stockholders	$0.11	$0.11
Basic and diluted weighted average shares outstanding	66,271,008	56,312,211
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$7,450	$6,558

Other comprehensive income (loss)
Cumulative translation adjustment	1,703	66
Designated derivatives, fair value adjustments	1,611	(8,386)
Other comprehensive income (loss)	3,314	(8,320)

Comprehensive income (loss)	$10,764	$(1,762)
Amounts attributable to non-controlling interest
Net income	(21)	(70)
Cumulative translation adjustment	(1)	(32)
Designated derivatives, fair value adjustments	(6)	120
Comprehensive (income) loss attributable to non-controlling interest	(28)	18

Comprehensive income (loss) attributable to stockholders	$10,736	$(1,744)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2016	66,258,559	$1,990	$1,708,541	$(16,695)	$(346,058)	$1,347,778	$8,203	$1,355,981
Dividends declared	—	—	—	—	(35,288)	(35,288)	—	(35,288)
Equity-based compensation	10,666	—	335	—	—	335	(319)	16
Distributions to non-controlling interest holders	—	—	—	—	—	—	(255)	(255)
Net Income	—	—	—	—	7,429	7,429	21	7,450
Cumulative translation adjustment	—	—	—	1,702	—	1,702	1	1,703
Designated derivatives, fair value adjustments	—	—	—	1,605	—	1,605	6	1,611
Rebalancing of ownership percentage	—	—	(6)	—	—	(6)	6	—
Balance, March 31, 2017	66,269,225	$1,990	$1,708,870	$(13,388)	$(373,917)	$1,323,555	$7,663	$1,331,218
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,450	$6,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,280	12,606
Amortization of intangibles	12,834	11,150
Amortization of deferred financing costs	880	2,425
Amortization of mortgage (discount) premium, net	136	(121)
Amortization of mezzanine discount	17	—
Amortization of below-market lease liabilities	(826)	(622)
Amortization of above-market lease assets	1,016	562
Amortization of above- and below- market ground lease assets	214	76
Bad debt expense	414	—
Unbilled straight-line rent	(3,878)	(2,801)
Equity based compensation	16	1,044
Unrealized losses on foreign currency transactions, derivatives, and other	1,792	1,809
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	882	98
Gains on dispositions of real estate investments	(957)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(2,416)	(2,363)
Deferred tax assets	(13)	(20)
Accounts payable and accrued expenses	(522)	964
Prepaid rent	2,047	(1,890)
Deferred tax liability	929	143
Taxes payable	(1,567)	(1,488)
Net cash provided by operating activities	32,728	28,130
Cash flows from investing activities:
Investment in real estate and real estate related assets	(30,290)	—
Capital expenditures	(388)	(114)
Proceeds from sale of real estate investments	12,440	—
Net cash used in investing activities	(18,238)	(114)
Cash flows from financing activities:
Borrowings under credit facility	75,335	—
Repayments on credit facility	—	(20,000)
Repayment mezzanine facility	(56,537)	—
Payments on mortgage notes payable	(206)	(189)
Proceeds from issuance of common stock	—	7
(Payments) proceeds of financing costs	(102)	87
Dividends paid	(35,293)	(30,020)
Distributions to non-controlling interest holders	(255)	(857)
Advances from related parties, net	1,713	135
Restricted cash	2,348	(991)
Net cash used in financing activities	(12,997)	(51,828)
Net change in cash and cash equivalents	1,493	(23,812)
Effect of exchange rate changes on cash	1,030	(339)
Cash and cash equivalents, beginning of period	69,831	69,938
Cash and cash equivalents, end of period	$72,354	$45,787
Supplemental Disclosures:
Cash paid for interest	$10,426	$8,251
Cash paid for income taxes	2,473	2,038

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company operated as a non-traded REIT through June 1, 2015. On June 2, 2015 (the "Listing Date"), the Company listed its shares of common stock, $0.01 par value per share ("Common Stock") on the New York Stock Exchange ("NYSE") under the symbol "GNL" (the "Listing").
On February 28, 2017, the Company completed a reverse stock split of the Company’s Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split and the Company repurchased any fractional shares outstanding with cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of the Company’s outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of the Company’s Common Stock was reduced from 198.8 million to 66.3 million. In addition, at the market open on March 1, 2017, the Common Stock was assigned a new CUSIP number.
All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of March 31, 2017, the Company owned 312 properties consisting of 22.2 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 9.5 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger (as defined below), 49.5% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico and 50.5% are located in Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2017, the Company did not own any mezzanine loans, preferred equity or securitized loans.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 57.4 million of its Common Stock, at a price of $30.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 0.4 million shares pursuant to its dividend reinvestment program (the "DRIP"). On April 7, 2015, in anticipation of the Listing, the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement. The Company's DRIP was terminated effective December 9, 2016.
In connection with the Listing, the Company offered to purchase up to 4.0 million shares of its Common Stock at a price of $31.50 per share (the “Tender Offer”). As a result of the Tender Offer, on July 6, 2015, the Company purchased approximately 4.0 million shares of its Common Stock at a price of $31.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. At Listing, the OP had issued 603,219 units of limited partnership interests ("OP Units") to limited partners other than the Company, of which 487,252 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor") and 115,967 OP Units were issued to Moor Park Capital Partners LLP (the "Service Provider") (see Note 11 — Related Party Transactions). Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. On September 2, 2016, 421,378 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global Investments, LLC (the successor business to AR Capital LLC "AR Global") and 115,967 were issued to the Service Provider. There were 181,841 OP Units outstanding that were held by parties other than the Company as of March 31, 2017, all of which were converted into Common Stock on April 3, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company. The Advisor has entered into a service provider agreement with the Service Provider, pursuant to which the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe.
The Company and American Realty Capital Global Trust II, Inc. ("Global II"), an entity formerly sponsored by an affiliate of the Sponsor, entered into an agreement and plan of merger on August 8, 2016 (the "Merger Agreement"). On December 22, 2016, pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of the Company, at which time the separate existence of Global II ceased and the Company became the parent of the Merger Sub (the "Merger").
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017, other than the updates described below and the subsequent notes.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the U.S. (including Puerto Rico), United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
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
The Company derives most of its REIT taxable income from its real estate operations in the U.S. and has historically distributed all of its REIT taxable income to its shareholders. As such, the Company's real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three months ended March 31, 2017 and 2016, the Company recognized an income tax expense of $0.9 million and $0.6 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
Revision to previously issued financial statements
During the six months ended June 30, 2016, the Company identified errors in the preparation of its consolidated statements of comprehensive income (loss) and consolidated statement of changes in equity since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30 and September 30, 2015 and 2014 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within Other Comprehensive Income ("OCI") rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, management revised previously issued financial statements. The Company has revised its presentations of OCI for the first quarter of 2017 for comparative purposes. The effects of these revisions are summarized below:

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Recently Issued Accounting Pronouncements
Adopted:
In March 2016, the FASB issued ASU 2016-05 Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued an update on ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU 2016-17 Interest Held through Related Parties that Are under Common Control (Topic 810) guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In January 2017, the FASB issued ASU 2017-01 Clarifying the Definition of a Business (Topic 805) guidance that revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. While Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since the Company expects most of its future acquisitions to be classified as asset acquisitions under this new standard.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update do not change the core principle of the guidance in Topic 606 but rather, clarify aspects of identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this new guidance.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new guidance.
Note 3 — Merger Transaction
Pursuant to the Merger Agreement, each outstanding share of Global II's common stock, including restricted shares of common stock, par value $0.01 per share ("Global II Common Stock"), other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of the Company's Common Stock (such consideration, the “Stock Merger Consideration”), and each outstanding unit of limited partnership interest and Class B interest of the Global II OP (collectively, “Global II OP Units”) was converted into the right to receive 2.27 shares of the Company's Common Stock (the “Partnership Merger Consideration” and, together with the Stock Merger Consideration, the “Merger Consideration”), in each case with cash paid in lieu of fractional shares.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of Global II became fully vested and entitled to receive the Merger Consideration.
The Company issued 9.6 million of its Common Stock as consideration in the Merger. Based upon the closing price of the shares of the Company's Common Stock of $23.10 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares and OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into the Merger Sub. In addition, Global II OP, merged with the OP (see Note 1 — Organization for details). The fair value of the consideration transferred for the Mergers totaled $220.9 million and consisted of the following:

As of Merger Date
Fair value of consideration transferred:
Cash	$—
Common stock	220,868
Total consideration transferred	$220,868
Accounting Treatment of the Mergers
The Mergers are accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of Global II. The consideration to be transferred by the Company to acquire Global II establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Merger Date. To the extent fair value of the Merger Consideration exceeds fair value of net assets acquired, any such excess represents goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Merger Consideration, the transaction could result in a bargain purchase gain that is recognized immediately in earnings and attributable to the Company's common stockholders. Adjustments to estimated fair value of identifiable assets and liabilities of Global II, as well as adjustments to the Merger Consideration may change the determination and amount of goodwill and/or bargain purchase gain and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The actual value of the Merger Consideration is based upon the market price of the Company's Common Stock at the time of closing of the Merger.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Allocation of Consideration
The consideration transferred pursuant to the Merger was allocated to the assets acquired and liabilities assumed for Global II, based upon their estimated fair values as of the Merger Date. As of December 31, 2016, the allocations in the table below from land, buildings and fixtures and improvements, acquired intangible lease assets and liabilities, were provisionally assigned to each class of assets and liabilities, pending final confirmation, which will be made with assistance from a third party specialist for the Merger acquisitions acquired on the Merger Date. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, including all measurement period adjustments as of March 31, 2017.

(Dollar amounts in thousands)	Global II
Total consideration:
Fair value of Company's shares of common stock issued, net of fractional shares	$220,868
Assets Acquired at Fair Value
Land	70,921
Buildings, fixtures and improvements	390,542
Acquired intangible lease assets	112,866
Total real estate investments, at fair value	574,329
Restricted cash	7,575
Derivatives, at fair value	21,808
Prepaid expenses and other assets	1,317
Related party notes receivable acquired in Merger	5,138
Due from related parties	1,463
Deferred tax assets	368
Goodwill and other intangible assets, net	10,282
Total Assets Acquired at Fair Value	622,280
Liabilities Assumed at Fair Value
Mortgage notes payable	279,032
Mortgage (discount) premium, net	(2,724)
Mezzanine facility	107,047
Mezzanine discount, net	(26)
Acquired intangible lease liabilities, net	8,516
Derivatives, at fair value	3,911
Accounts payable and accrued expenses	7,212
Prepaid rent	6,001
Deferred tax liability	9,763
Taxes payable	1,661
Dividend payable	2
Total Liabilities Assumed at Fair Value	420,395
Net assets acquired excluding cash	201,885
Cash acquired on acquisition	$18,983
See Note 4 — Real Estate Investments, Net for pro forma disclosures relating to the Global II Merger in 2016 and other property acquisitions during the three months ended March 31, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 22,115 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on the 30-day volume weighted average price of each share of of Company Stock on the Merger Date.
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million was payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the Company in the Merger. During the three months ended March 31, 2017, the Company received $1.9 million in payments with respect to the excess organization and offering costs incurred by Global II. AR Global has unconditionally and irrevocably guaranteed Global II Advisor’s obligations to repay the monthly installments.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2017 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the three months ended March 31, 2016.

Three Months Ended
(Dollar amounts in thousands)	March 31, 2017
Real estate investments, at cost:
Land	$5,443
Buildings, fixtures and improvements	22,131
Total tangible assets	27,574
Intangibles acquired:
In-place leases	4,003
Above market lease assets	47
Below market lease liabilities	(1,334)
Total assets acquired, net	30,290
Mortgage notes payable used to acquire real estate investments	—
Cash paid for acquired real estate investments	$30,290
Number of properties purchased	3
Dispositions
As of March 31, 2017 and December 31, 2016, the Company did not have any properties that are classified as assets held for sale. The Company did not sell any real estate assets during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company sold its property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million for a gain of $0.4 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended March 31, 2017. Also included in gains on dispositions of real estate investments is approximately $0.6 million reduction in the Gain Fee payable to the Advisor as a result of reinvestments during the three months ended March 31, 2017 (see Note 11 —  Related Party Transactions for details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of March 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2017 (remainder)	$171,422
2018	232,008
2019	234,884
2020	237,695
2021	235,617
2022	226,038
Thereafter	805,696
$2,143,360
___________________________________________

(1)	Based on the exchange rates as of March 31, 2017.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2017 and 2016.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2017 and 2016.

	March 31,
Country or State	2017	2016
United Kingdom	21.8%	18.6%
United States:
Texas	*	11.4%
___________________________________________

*	Geography's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5 — Credit Borrowings
Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $698.2 million (including £177.2 million and €310.2 million) and $616.6 million (including £177.2 million and €258.9 million) outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017, for an extension fee of $1.5 million. There is an additional one-year extension option remaining, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate is defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR refers to LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement requires the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeds or is equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of March 31, 2017, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $698.2 million, and a weighted average effective interest rate of 2.6% after giving effect to interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of March 31, 2017 and December 31, 2016 was $33.1 million and $113.0 million, respectively.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the extended maturity date in July 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 8 — Derivatives and Hedging Activities for further discussion).
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter (the "Bridge Commitment"), pursuant to which UBS Securities LLC and UBS AG, Stamford Branch agreed to provide a $150.0 million senior secured bridge loan facility for a term of 364 days from the date of the merger transaction. The Bridge Commitment required a 1.50% fee of the commitment amount upon execution. Upon closing of the Merger, the Company did not exercise its rights under the Bridge Commitment and as a result thereof, the Bridge Commitment was automatically terminated at the Merger.
Mezzanine Facility
In connection with the Merger, the Company assumed a mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million. The Mezzanine Facility, which provided for aggregate borrowings up to €128.0 million ($136.7 million based upon an exchange rate as of March 31, 2017) subject to certain conditions. The Mezzanine Facility bore interest at 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017.
On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million). The outstanding balance of the Mezzanine Facility was $55.4 million (or €52.7 million) as of December 31, 2016. The Company had no unused borrowing capacity under the Mezzanine Facility as of December 31, 2016.
Unencumbered Assets
The total gross carrying value of unencumbered assets as of March 31, 2017 was $1.5 billion.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 6 — Mortgage Notes Payable
Mortgage notes payable as of March 31, 2017 and December 31, 2016 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2017	December 31, 2016				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$30,338	$29,878	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	30,952	30,483	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan (5)	1	8,866	8,732	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi (5)	1	6,196	6,102	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (5)	1	38,349	37,768	1.7%	(2)	Fixed	Dec. 2019
	Worldline (5)	1	5,341	5,260	1.9%	(2)	Fixed	Jul. 2020
	DCNS (5)	1	10,148	9,994	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II (5)	2	11,216	11,046	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	11,323	11,152	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	4,807	4,734	2.4%		Fixed	Jan. 2019
	RWE AG	3	66,765	65,753	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,619	5,534	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	28,308	27,879	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I (5)	1	4,273	4,208	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg (5)	1	38,456	37,873	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (5)	1	47,002	46,290	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	347,959	342,686

United Kingdom:	McDonald's	1	949	938	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,431	2,402	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	4,995	4,936	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	7,493	7,405	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,060	2,036	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	6,556	6,479	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,373	2,345	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	15,922	15,735	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	24,039	23,757	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	19,606	19,376	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	9,441	9,330	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	5,900	5,831	3.5%	(2)	Fixed	May 2020
	Capgemini	1	6,868	6,788	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	30,945	30,581	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	3,904	3,858	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,290	2,263	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	3,996	3,949	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	4,777	4,721	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	6,731	6,652	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	12,662	12,513	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	2,964	2,930	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	11,597	11,461	3.4%	(2)	Fixed	Aug. 2020
	Foster Wheeler	1	49,077	48,501	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins	1	35,059	34,648	3.4%	(2)	Fixed	Oct. 2019

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2017	December 31, 2016				Maturity
	NCR Dundee	1	7,043	6,960	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	43	279,678	276,395

United States:	Quest Diagnostics	1	52,800	52,800	2.8%	(3)	Variable	Sep. 2018
	Western Digital	1	17,600	17,682	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.9%	(4)	Variable	Dec. 2020
	FedEx Freight (5)	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water (5)	1	4,110	4,110	4.5%		Fixed	Jun. 2021
Puerto Rico:	Encanto Restaurants	18	21,474	21,599	6.3%		Fixed	Jun. 2017
	Total USD denominated	23	135,699	135,906
	Gross mortgage notes payable	88	763,336	754,987	2.8%
	Deferred financing costs, net of accumulated amortization	—	(4,726)	(5,103)	—%
	Mortgage notes payable, net of deferred financing costs	88	$758,610	$749,884	2.8%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.

(5)	New mortgages acquired as part of the Merger on the Merger Date.
In connection with the Global II Merger, the OP assumed the outstanding gross mortgage notes payable with an estimated aggregate fair value of $279.0 million at the Merger Date.
The following table presents future scheduled aggregate principal payments on the gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2017:

(In thousands)	Future Principal Payments (1)
2017 (remainder)	$22,661
2018	128,121
2019	265,214
2020	305,276
2021	42,064
2022	—
Thereafter	—
Total	$763,336
_________________________

(1)	Based on the exchange rates as of March 31, 2017.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2017 and December 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
March 31, 2017
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$18,061	$—	$18,061
Foreign currency forwards, net (GBP & EUR)	$—	$5,929	$—	$5,929
Interest rate swaps, net (GBP & EUR)	$—	$(13,508)	$—	$(13,508)
Put options (GBP & EUR)	$—	302	$—	$302
OPP (see Note 13)	$—	$—	$(10,900)	$(10,900)
December 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$21,179	$—	$21,179
Foreign currency forwards, net (GBP & EUR)	$—	$6,998	$—	$6,998
Interest rate swaps, net (GBP & EUR)	$—	$(15,457)	$—	$(15,457)
Put options (GBP & EUR)	$—	$523	$—	$523
OPP (see Note 13)	$—	$—	$(13,400)	$(13,400)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2017:

(In thousands)	OPP
Beginning Balance as of December 31, 2016	$13,400
Fair value adjustment	(2,500)
Ending balance as of March 31, 2017	$10,900
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at March 31, 2017	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$10,900	Monte Carlo Simulation	Expected volatility	28.0%
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

		Carrying Amount(1)	Fair Value	Carrying Amount(2)	Fair Value
(In thousands)	Level	March 31, 2017	March 31, 2017	December 31, 2016	December 31, 2016
Mortgage notes payable (1) (2)	3	$760,936	$756,389	$752,484	$747,870
Credit Facility	3	$698,203	$698,203	$616,614	$616,614
Mezzanine Facility (3)	3	$—	$—	$55,383	$55,400
__________________________________________________________

(1)	Carrying value includes $763.3 million gross mortgage notes payable and $2.4 million mortgage discount, net as of March 31, 2017.

(2)	Carrying value includes $755.0 million gross mortgage notes payable and $2.5 million mortgage discount, net as of December 31, 2016.

(3)	Carrying value includes $55.4 million Mezzanine Facility and $17,000 mezzanine discount, net as of December 31, 2016.
The fair value of the gross mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions. Advances under the Credit Facility are considered to be reported at fair value due to the short-term nature of the maturity. The Mezzanine Facility carried a fixed interest rate and as such the advances were considered to approximate fair value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$886	$972
Cross currency swaps (GBP)	Derivative assets, at fair value	15,254	16,868
Cross currency swaps (EUR)	Derivative assets, at fair value	2,328	3,003
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(7,805)	(8,595)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(3,554)	(4,262)
Total		$7,109	$7,986
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	3,314	$3,918
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,729	2,108
Put options (GBP)	Derivative assets, at fair value	56	131
Put options (EUR)	Derivative assets, at fair value	246	392
Cross currency swaps (GBP)	Derivative assets, at fair value	—	477
Cross currency swaps (EUR)	Derivative assets, at fair value	479	831
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,149)	(2,600)
Total		$3,675	$5,257
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2017	$24,292	$(13,508)	$—	$10,784	$—	$—	$10,784
December 31, 2016	$28,700	$(15,457)	$—	$13,243	$—	$—	$13,243

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
As of March 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	March 31, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	21	$479,790	21	$474,161
Interest rate swaps (EUR)	14	437,849	14	431,213
Total	35	$917,639	35	$905,374
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, the Company recorded gains of $36,000 and losses of $30,000 of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $5.8 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016
Amount of loss recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(1,983)	$(9,566)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,472)	$(1,259)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$36	$(30)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
As of March 31, 2017, total foreign currency advances under the Credit Facility were approximately $552.8 million, which reflects advances of £177.2 million ($221.3 million based upon an exchange rate of £1.00 to $1.25, as of March 31, 2017) and advances of €310.2 million ($331.4 million based upon an exchange rate of €1.00 to $1.07, as of March 31, 2017).
Prior to May 16, 2015, foreign currency advances, which were comprised of $92.1 million of Pound Sterling ("GBP") draws (based upon an exchange rate of £1.00 to $1.58, as of May 16, 2015) and $126.0 million of Euro ("EUR") draws (based upon an exchange rate of €1.00 to $1.14, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As of March 31, 2017, total outstanding draws under the Credit Facility denominated in foreign currency was $552.8 million. The Company designates its net investment hedge position on the first day of each quarterly period. As of January 1, 2017, foreign currency draws under the Credit Facility of £177.2 million ($221.3 million based on the aforementioned exchange rate as of March 31, 2017) and €258.9 million ($276.6 million based on the aforementioned exchange rate as of March 31, 2017) were designated as net investment hedges of the total foreign currency draws outstanding on the Credit Facility of $497.9 million. As of January 1, 2017, total net investments in real estate denominated in foreign currency were £114.3 million ($142.7 million based on the aforementioned exchange rate as of March 31, 2017) and €365.4 million ($390.4 million based on the aforementioned exchange rate as of March 31, 2017), which resulted in £63.0 million ($78.6 million based on the aforementioned exchange rate as of March 31, 2017) of undesignated excess position. As of January 1, 2017, the Company’s EUR designated as net investment hedges did not result in an excess position. The Company recorded losses of $0.9 million and losses of $0.1 million for the three months ended March 31, 2017 and 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the three months ended March 31, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

As of March 31, 2017, and December 31, 2016, the Company had the following outstanding foreign cross currency derivatives that were used to hedge its net investments in foreign operations:

	March 31, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (GBP - USD)	1	$61,346	1	$60,626
Cross currency swaps (EUR - USD)	3	38,542	3	37,957
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$109,988	5	$108,683
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded total losses of $0.5 million and $0.3 million on the non-designated hedges for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and December 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	16	$17,054	21	$18,058
Foreign currency forwards (EUR - USD)	18	25,996	20	28,424
Cross currency swaps (GBP - USD)	—	—	3	43,457
Cross currency swaps (EUR - USD)	2	19,752	3	30,604
Interest rate swaps (EUR)	5	129,534	5	127,570
Put options (GBP-USD)	4	2,700	5	3,375
Put options (EUR-USD)	4	5,000	5	6,250
Total	49	$200,036	62	$257,738

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.4 million. As of March 31, 2017, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 9 — Common Stock
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of March 31, 2017 and December 31, 2016, the Company had 66,269,225 and 66,258,559, respectively, shares of Common Stock outstanding, including shares issued under the DRIP, but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. On September 2, 2016, 421,378 OP Units were converted to Common Stock, of which 305,411 were issued to individual investors and employees of AR Global and 115,967 were issued to the Service Provider. There were 181,841 OP Units outstanding that were held by parties other than the Company as of March 31, 2017, all of which were converted into Common Stock on April 3, 2017. This eliminates any non-controlling interest and any related allocations prospectively.
In addition, in connection with the Merger Agreement, each outstanding share of Global II Common Stock, including restricted shares, other than shares owned by the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock of the Company in connection with the Mergers. Additionally, all outstanding Global II OP Units were converted into the right to receive 2.27 shares of Company's Common Stock.
The Company issued 9.6 million of its Common Stock as consideration in the Merger. Based upon the closing price of the shares of the Company's Common Stock on December 21, 2016, as reported on the NYSE, the aggregate value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.
On February 28, 2017, the Company completed a Reverse Stock Split of the Company’s Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
Monthly Dividends and Change to Payment Dates
The Company pays dividends on the 15th day of each month at a rate of $0.1775 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units (as defined in Note 13 — Share-Based Compensation) as dividends.
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

(In thousands)	Future Ground Lease Payments
2017 (remainder)	$960
2018	1,280
2019	1,280
2020	1,280
2021	1,280
2022	1,280
Thereafter	39,129
Total	$46,489
The Company incurred rent expense on ground leases of $0.4 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of March 31, 2017 and December 31, 2016, the Sponsor, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 81,481 shares of the Company's outstanding Common Stock. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of March 31, 2017 and December 31, 2016, the Company had $3.2 million and $5.2 million of receivables from related parties and $1.3 million and $2.2 million of payable to related parties, respectively.
The Company is the sole general partner of the OP and holds the majority of OP Units. At Listing, the Advisor held a total of 487,252 OP Units and the Service Provider held a total of 115,967 OP Units. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,378 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global and 115,967 were issued to the Service Provider. There were 181,841 OP Units outstanding that were held by parties other than the Company as of March 31, 2017, all of which were converted into Common Stock on April 3, 2017.
On June 2, 2015, the Advisor and the Service Provider exchanged 575,438 previously-issued Class B Units for 575,438 OP Units pursuant to the OP Agreement. These OP Units are redeemable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 27,776 OP Units. Subsequent to the Listing, such OP Units were transferred to individual investors.The OP made distributions to partners other than the Company of $0.1 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.
In addition, in connection with the OPP, the Company paid $0.2 million and $0.5 million in distributions related to LTIP Units (as defined in Note 13 — Share-Based Compensation) during the three months ended March 31, 2017 and 2016, respectively, which are included in non-controlling interest in the consolidated statement of changes in equity. As of March 31, 2017 and December 31, 2016, the Company had no unpaid distributions relating to LTIP distributions.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. AR Global indirectly owns 90% of the membership interests in the Advisor and the Company's chief executive officer and president, directly owns the other 10% of the membership interests in the Advisor.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable from an affiliate of the Advisor which is payable in eight equal monthly installments beginning on January 15, 2017. As of March 31, 2017, the Company has received $1.9 million.
Fees Paid in Connection With the Operations of the Company
Until the Listing Date, the Advisor was paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and a finance fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to investment activities in Europe, the Advisor paid the Service Provider the acquisition fees and financing coordination fees. The Advisor was also reimbursed for insourced expenses incurred in the process of acquiring properties, which were limited to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company paid third party acquisition expenses.
In addition, until the Listing Date, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP ("Class B Units"). An aggregate of 575,438 Class B Units were issued to the Advisor and the Service Provider in connection with this arrangement, all of which vested on the Listing Date at a cost of $14.5 million. Concurrently, the Class B Units were converted to OP Units on a one-to-one basis. The vested value was calculated based, in part, on the closing price of Company's Common Stock on June 2, 2015 less an estimated discount for the one year lock-out period of transferability or liquidity of the OP Units. The Advisor and the Service Provider received distributions on unvested Class B Units equal to the dividend rate received on the Company's Common Stock. The Company records OP Unit distributions in the consolidated statement of changes in equity. Since April 1, 2015, the Advisor has been paid for its asset management services in cash. The performance condition related to these Class B Units was satisfied upon completion of the Listing, and the Class B Units vested.
On the Listing Date, the Company entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor. Under the terms of the Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of the Company’s Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $2.37, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $3.08. The $2.37 and $3.08 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2017		2016		(Receivable) Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2017		December 31, 2016
One-time fees and reimbursements:
Related party notes receivable acquired in Merger (1)	$—	$—	$—	$—	$(3,211)		$(5,138)
Fees on gain from sale of investments	—	—	—		323	(5)	923	(5)
Financing coordination fees (2)	—	—	—	—	—	(5)	16	(5)
Ongoing fees:
Asset management fees (3)	5,190	—	4,500	—	217	(5)	447	(5)
Property management and leasing fees (4)	1,097	557	913	596	304	(5) (8)	252	(5) (8)
Total related party operational fees and reimbursements	$6,287	$557	$5,413	$596	$(2,367)	(6)	$(3,500)	(7)
___________________________________________________________________________

(1)
Balance included within related party notes receivable acquired in the Merger on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. In addition, the $16,000 due from related parties as of March 31, 2017 and December 31, 2016 relating to RCS Advisory (as defined below) is not included in the table above.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the the annual Minimum Base Management Fee for the three months ended March 31, 2017 and 2016, and, the Variable Base Management Fee of $0.7 million for the three months ended March 31, 2017. There were no Variable Base Management Fee for the three months ended March 31, 2016. No Incentive Compensation was earned for the three months ended March 31, 2017 and 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

(6)
In addition, as of March 31, 2017, due to related parties include $0.3 million of costs accrued for Global II Advisor and transfer agent fees which were assumed through the Merger, $36,000 of costs accrued for transfer agent fees and $0.2 million of costs relating to RCS Advisory (as defined below), which are recorded within general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2017 and are not reflected in the table above.

(7)
In addition, as of December 31, 2016 due to related parties includes $0.5 million of accruals, of which $0.2 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.3 million to Advisor and RCS.

(8)
Property management and leasing fees receivable of $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively, are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, including fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2017 and 2016.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may forgive certain fees including asset management and property management fees or absorb a portion of property operating and general administrative expenses. Because the Advisor may forgive certain fees or absorb a portion of property operating and general administrative expenses, cash flow from operations that would have been paid to the Advisor or applied to property operating and general and administrative expenses may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. During the three months ended March 31, 2017 and 2016, the Advisor elected to forgive $0.6 million and $0.6 million of the property management fees, respectively. During the three months ended March 31, 2017 and 2016, there were no property operating and general administrative expenses absorbed by the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fees is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the Gains and Losses from the preceding month. The Gain Fee will not be payable if the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. During the three months ended March 31, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in the Gain Fee due to the Advisor of $0.3 million as of March 31, 2017. There was no Gain Fee for the three months ended March 31, 2016.
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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2017 and December 31, 2016, no stock options were issued under the Plan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Prior to April 8, 2015, the RSP provided for the automatic grant of 1,000 restricted shares of Common Stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors vested over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, the Company amended the RSP ("the Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five-years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the board of directors.
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSU") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, restricted share awards entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. In connection with the Listing, the Company's board of directors also approved a one-time retention grant of 13,333 RSUs to each of the directors valued at $25.56 per unit, which vest over a five-year period. On July 13, 2015, the Company granted an annual retainer to each of its independent directors comprising of $0.1 million in cash and 2,450 RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, the Company granted $0.1 million in non-executive chair compensation in cash and 1,979 RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. On August 18, 2016, the Company granted an annual retainer to each of its independent directors comprised of $0.1 million and 2,880 RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, the Company granted $0.1 million in non-executive chair compensation in cash and 2,327 RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
Prior to April 8, 2015, the total number of shares of Common Stock granted under the RSP could not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event could not exceed 2.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The Amended RSP increased the number of shares of the Company's Common Stock available for awards thereunder to 10% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time. The Amended RSP also eliminated the limit of 2.5 million shares of Common Stock permitted to be issued as RSUs.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the three months ended March 31, 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	61,095	$25.07
Vested	(10,666)	25.56
Unvested, March 31, 2017	50,429	$24.96
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was $0.3 million and $0.1 million during the three months ended March 31, 2017 and 2016 , respectively, and is recorded as general and administrative expense in the accompanying statements of operations. As of March 31, 2017, the Company had $1.0 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 2.9 years.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Multi-Year Outperformance Agreement
In connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 3,013,933 long term incentive plan units ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation (income) expense related to the OPP was $(0.3) million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company has paid $0.2 million in distributions related to LTIP Units during the three months ended March 31, 2017, which is included in non-controlling interest in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
On February 28, 2017, the Company completed a Reverse Stock Split of the Company’s Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2017 and 2016.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016
Net income attributable to stockholders	$7,429	$6,488
Adjustments to net income attributable to stockholders for common share equivalents	(185)	(195)
Adjusted net income attributable to stockholders	$7,244	$6,293

Basic and diluted net income per share attributable to stockholders	$0.11	$0.11
Basic and diluted weighted average shares outstanding	66,271,008	56,312,211
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Diluted net income per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three months ended March 31, 2017 and 2016, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock	50,429	62,661
OP Units (1)	181,841	603,219
OPP (LTIP Units)	3,013,933	3,013,933
Total anti-dilutive common share equivalents	3,246,203	3,679,813
____________________________________

(1)
As of March 31, 2016, OP Units comprised of five original OP Units issued to the Advisor, 27,776 issued at Listing and 575,438 of class B Units which were converted into OP Units at Listing. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,378 of OP Units were converted into Common Stock, of which 305,411 and 115,967 belong to individual investors and Service Provider, respectively. There were 181,841 OP Units outstanding that were held by parties other than the Company as of March 31, 2017, all of which were converted into Common Stock on April 3, 2017.

Conditionally issuable shares relating to the OPP award (See Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three months ended March 31, 2017 and 2016 because no units or shares would have been issued based on the stock price at March 31, 2017 and 2016.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as previously disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, Global Net Lease Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by Global Net Lease Advisors, LLC (the "Advisor"), a Delaware limited liability company.
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

•	Any dividends in excess of cash flow may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our common stock.

•
We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S. and Europe from time to time.

•
We may fail to continue to qualify, as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect operations and would reduce the trading price of our common stock and our cash available for dividends.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended ("the Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
The revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe may decline as a result of the U.K.'s discussions with respect to exiting the European Union (the “Brexit Process”).

•	Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty caused by the Brexit Process.

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
On February 28, 2017, we completed a reverse stock split of the Company’s Common Stock, OP Units (as defined below) and LTIP Units, at a ratio of 1-for-3 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern time on February 28, 2017 (the “Effective Time”). Accordingly, at the Effective Time, every three issued and outstanding shares of Common Stock were converted into one share of Common Stock, every three OP Units were converted into one OP Unit, and every three LTIP Units were converted into one LTIP Unit. No OP Units were issued in connection with the Reverse Stock Split and the Company repurchased any fractional shares outstanding with cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of the Company’s outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of the Company’s Common Stock was reduced from 198.8 million to 66.3 million.
All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of March 31, 2017, we owned 312 net leased commercial properties consisting of 22.2 million rentable square feet. Based on original purchase price or acquisition value with respect to properties acquired in the Merger (as defined below), 49.5% of our properties are located in the U.S. and the Commonwealth of Puerto Rico, 28.0% are located in continental Europe, and 22.5% are located in the United Kingdom. The properties were 100% leased, with a weighted average remaining lease term of 9.5 years.
Substantially all of our business is conducted through the OP. In accordance with the limited partnership agreement of the OP, a holder of units of limited partnership interests ("OP Units") has the right to convert OP Units for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares, at the Company's option. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,378 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global and 115,967 were issued to Moor Park Capital Partners LLP (the "Service Provider"). There were 181,841 OP Units outstanding that were held by parties other than the Company as of March 31, 2017, all of which were converted into Common Stock on April 3, 2017.
We are externally managed by the Advisor and our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Global Net Lease Special Limited Partner, LLC are considered related parties under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"). These entities have received compensation, fees and expense reimbursements for various services provided to us and for the investment and management of our assets. The Advisor has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. These services include, among others, sourcing and structuring of investments, sourcing and structuring of debt financing, due diligence, property management and leasing.
On August 8, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with American Realty Capital Global Trust II, Inc. ("Global II"). On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, we acquired Global II through the merger of Global II with and into our wholly-owned subsidiary (the "Merger Sub") a Maryland limited liability company and wholly owned subsidiary of the Company, at which time the separate existence of Global II ceased and the Company became the parent of the Merger Sub (the "Merger") (see Note 3 — Merger Transaction to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
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
During the three months ended March 31, 2017, we sold one property pursuant to our asset recycling plan and used the proceeds for the reduction of debt, new acquisitions and other corporate uses (see Note 4 — Real Estate Investments, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).

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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2017 and 2016. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2017 and December 31, 2016, we did not have any properties designated as held for sale.
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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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
As more fully discussed in Note 3 — Merger Transaction to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, the Merger was accounted for under the acquisition method for business combinations with the Company as the accounting acquirer.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of our foreign operations expose us to fluctuations in foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. dollar ("USD"). We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.

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
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisor agreement, we entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2017:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	7.0
Wickes Building Supplies I	May 2013	UK	1	29,679	7.5
Everything Everywhere	Jun. 2013	UK	1	64,832	10.3
Thames Water	Jul. 2013	UK	1	78,650	5.4
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	9.7
PPD Global Labs	Aug. 2013	US	1	76,820	7.7
Northern Rock	Sep. 2013	UK	2	86,290	6.4
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	11.7
Con-way Freight	Nov. 2013	US	7	105,090	6.7
Wolverine	Dec. 2013	US	1	468,635	5.8
Western Digital	Dec. 2013	US	1	286,330	3.7
Encanto	Dec. 2013	PR	18	65,262	8.3
Rheinmetall	Jan. 2014	GER	1	320,102	6.8
GE Aviation	Jan. 2014	US	1	369,000	8.8
Provident Financial	Feb. 2014	UK	1	117,003	18.6
Crown Crest	Feb. 2014	UK	1	805,530	21.9
Trane	Feb. 2014	US	1	25,000	6.7
Aviva	Mar. 2014	UK	1	131,614	12.2
DFS Trading I	Mar. 2014	UK	5	240,230	13.0
GSA I	Mar. 2014	US	1	135,373	5.4
National Oilwell Varco I	Mar. 2014	US	1	24,450	6.3
Talk Talk	Apr. 2014	UK	1	48,415	8.0
OBI DIY	Apr. 2014	GER	1	143,633	6.6
GSA II	Apr. 2014	US	2	24,957	5.9
DFS Trading II	Apr. 2014	UK	2	39,331	13.0
GSA III	Apr. 2014	US	2	28,364	8.1
GSA IV	May 2014	US	1	33,000	8.3
Indiana Department of Revenue	May 2014	US	1	98,542	5.8
National Oilwell Varco II	May 2014	US	1	23,475	12.9
Nissan	May 2014	US	1	462,155	11.5
GSA V	Jun. 2014	US	1	26,533	6.0
Lippert Components	Jun. 2014	US	1	539,137	9.4
Select Energy Services I	Jun. 2014	US	3	135,877	9.6
Bell Supply Co I	Jun. 2014	US	6	79,829	11.8
Axon Energy Products	Jun. 2014	US	3	213,634	8.9
Lhoist	Jun. 2014	US	1	22,500	5.8
GE Oil & Gas	Jun. 2014	US	2	69,846	6.5
Select Energy Services II	Jun. 2014	US	4	143,417	9.6
Bell Supply Co II	Jun. 2014	US	2	19,136	11.9
Superior Energy Services	Jun. 2014	US	2	42,470	7.0
Amcor Packaging	Jun. 2014	UK	7	294,580	7.7
GSA VI	Jun. 2014	US	1	6,921	7.0
Nimble Storage	Jun. 2014	US	1	164,608	4.6
FedEx -3-Pack	Jul. 2014	US	3	338,862	5.3
Sandoz, Inc.	Jul. 2014	US	1	154,101	9.3
Wyndham	Jul. 2014	US	1	31,881	8.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	100,597	6.1
GSA VII	Jul. 2014	US	1	25,603	7.6
AT&T Services	Jul. 2014	US	1	401,516	9.3
PNC - 2-Pack	Jul. 2014	US	2	210,256	12.3
Fujitisu	Jul. 2014	UK	3	162,888	13.0
Continental Tire	Jul. 2014	US	1	90,994	5.3
Achmea	Jul. 2014	NETH	2	190,252	6.8
BP Oil	Aug. 2014	UK	1	2,650	8.6
Malthurst	Aug. 2014	UK	2	3,784	8.6
HBOS	Aug. 2014	UK	3	36,071	8.3
Thermo Fisher	Aug. 2014	US	1	114,700	7.4
Black & Decker	Aug. 2014	US	1	71,259	4.8
Capgemini	Aug. 2014	UK	1	90,475	6.0
Merck & Co.	Aug. 2014	US	1	146,366	8.4
Dollar Tree - 65-Pack (2)(3)	Aug. 2014	US	58	485,992	12.4
GSA VIII	Aug. 2014	US	1	23,969	7.4
Waste Management	Sep. 2014	US	1	84,119	5.8
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	7.1
HP Enterprise Services	Sep. 2014	UK	1	99,444	9.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	5.5
FedEx II	Sep. 2014	US	1	11,501	7.0
Dollar General - 39-Pack (4)	Sep. 2014	US	21	199,946	11.0
FedEx III	Sep. 2014	US	2	221,260	7.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	7.4
Kuka	Sep. 2014	US	1	200,000	7.3
CHE Trinity	Sep. 2014	US	2	373,593	5.7
FedEx IV	Sep. 2014	US	2	255,037	5.8
GE Aviation	Sep. 2014	US	1	102,000	5.8
DNV GL	Oct. 2014	US	1	82,000	7.9
Bradford & Bingley	Oct. 2014	UK	1	120,618	12.5
Rexam	Oct. 2014	GER	1	175,615	7.9
FedEx V	Oct. 2014	US	1	76,035	7.3
C&J Energy (5)	Oct. 2014	US	1	96,803	6.6
Dollar Tree II (2)	Oct. 2014	US	34	282,730	12.5
Panasonic	Oct. 2014	US	1	48,497	11.3
Onguard	Oct. 2014	US	1	120,000	6.8
Metro Tonic	Oct. 2014	GER	1	636,066	8.5
Axon Energy Products	Oct. 2014	US	1	26,400	7.6
Tokmanni	Nov. 2014	FIN	1	800,834	16.4
Fife Council	Nov. 2014	UK	1	37,331	6.9
Dollar Tree III (2)	Nov. 2014	US	2	16,442	12.4
GSA IX	Nov. 2014	US	1	28,300	5.1
KPN BV	Nov. 2014	NETH	1	133,053	9.8
RWE AG	Nov. 2014	GER	3	594,415	7.7
Follett School	Dec. 2014	US	1	486,868	7.8
Quest Diagnostics	Dec. 2014	US	1	223,894	7.4
Diebold	Dec. 2014	US	1	158,330	4.8
Weatherford Intl	Dec. 2014	US	1	19,855	8.6
AM Castle	Dec. 2014	US	1	127,600	7.6
FedEx VI	Dec. 2014	US	1	27,771	7.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Constellium Auto	Dec. 2014	US	1	320,680	12.7
C&J Energy II (5)	Mar. 2015	US	1	125,000	6.6
Fedex VII	Mar. 2015	US	1	12,018	7.5
Fedex VIII	Apr. 2015	US	1	25,852	7.5
Crown Group I	Aug. 2015	US	3	295,974	18.3
Crown Group II	Aug. 2015	US	3	642,595	18.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	12.8
JIT Steel Services	Sep. 2015	US	2	126,983	12.8
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	9.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	12.5
FedEx Ground	Sep. 2015	US	1	91,029	8.3
Office Depot	Sep. 2015	NETH	1	206,331	11.9
Finnair	Sep. 2015	FIN	4	656,275	7.4
Auchan (6)	Dec. 2016	FR	1	152,235	6.4
Pole Emploi (6) (7)	Dec. 2016	FR	1	41,452	6.3
Veolia Water (6)	Dec. 2016	US	1	70,000	8.8
Sagemcom (6)	Dec. 2016	FR	1	265,309	6.8
NCR Dundee (6)	Dec. 2016	UK	1	132,182	9.6
FedEx Freight (6)	Dec. 2016	US	1	68,960	6.4
DB Luxembourg (6)	Dec. 2016	LUX	1	156,098	6.7
ING Amsterdam (6)	Dec. 2016	NETH	1	509,369	8.3
Worldline (6)	Dec. 2016	FR	1	111,338	6.8
Foster Wheeler (6)	Dec. 2016	UK	1	365,832	7.3
ID Logistics I (6)	Dec. 2016	GER	1	308,579	7.6
ID Logistics II (6)	Dec. 2016	FR	2	964,489	7.7
Harper Collins (6)	Dec. 2016	UK	1	873,119	8.4
DCNS (6)	Dec. 2016	FR	1	96,995	7.5
Cott Beverages Inc	Feb. 2017	US	1	170,000	9.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	9.5
Total			312	22,244,196	9.5
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on total rentable square feet as of March 31, 2017.

(2)	On July 6, 2015, the tenant's name has changed from Family Dollar to Dollar Tree due to an acquisition by Dollar Tree.

(3)	Of the Dollar Tree - 65-Pack properties purchased in August 2014, seven properties were sold on October 13, 2016 and are not included in the table above.

(4)	Of the Dollar General - 39-Pack properties purchased in September 2014, 18 properties were sold during the year ended December 31, 2016 and are not included in the table above.

(5)	Lease term modified from March 31, 2026 to October 31, 2023 during the third quarter 2016.

(6)	New properties acquired as part of the Merger.

(7)	The property is 37,437 square feet, or 90.3%, leased.
Results of Operations
Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
Rental Income
Rental income was $58.5 million and $51.5 million for the three months ended March 31, 2017 and 2016, respectively. Our rental income increased compared to 2016, as the result of a full quarter of rental income for the 15 properties acquired in the Merger. This was partially offset by the impact from the sale of one property during the first quarter of 2017 for an aggregate sales price of $13.0 million, sale of 34 properties during the last two quarters of 2016 for an aggregate sales price of $110.4 million, and currency declines.

Operating Expense Reimbursements
Operating expense reimbursements were $4.3 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by operating expense reimbursements for the 15 properties acquired in the Merger, offset by the disposition of 34 properties during the last two quarters of 2016 and currency declines.
Property Operating Expenses
Property operating expenses were $7.2 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase is primarily driven by operating expenses incurred on 15 properties acquired in the Merger in 2016, most of which are triple net leases, additional property operating expenses incurred the for three properties acquired during first quarter of 2017, partially offset by the impact of our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, and currency declines.
Operating Fees to Related Parties
Operating fees to related parties were $5.7 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum and a Variable Base Management Fee, both payable in cash, and an Incentive Fee, payable in cash and shares, if the applicable hurdles are met (see Note 11 — Related Party Transactions for details). Our operating fees to related parties for the three months ended March 31, 2017 have increased compared to to the three months ended March 31, 2016 due to an increase of $0.7 million in the variable fee as a result of the issuance of $220.9 million of equity in connection with the Merger. No Incentive Compensation was earned for the three months ended March 31, 2017 and 2016.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2017 and 2016, property management fees were $1.1 million and $0.9 million, respectively. The Property Manager elected to waive $0.6 million of the property management fees for the three months ended March 31, 2017 and 2016. There was no Incentive Compensation incurred for the three months ended March 31, 2017 and 2016.
Acquisition and Transaction Related Costs
We recognized $0.7 million of acquisition and transaction costs during the three months ended March 31, 2017, which consisted of third party professional fees related the Merger. Acquisition and transaction related expenses for the three months ended March 31, 2016 of $(0.1) million were related to the reversal of 2015 period estimates for obligations settled.
General and Administrative Expense
General and administrative expenses were $1.8 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, and primarily consist of board member compensation, directors and officers' liability insurance, and professional fees including audit and taxation services. The increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to the appointment of additional directors to the board of directors, increase in directors and officer's liability insurance premiums, and professional legal fees.
Equity Based Compensation
Equity based compensation expense for the three months ended March 31, 2017 and 2016, was approximately $16,000 and $1.0 million, respectively. Equity based compensation for the three months ended March 31, 2017 related to the amortization of the restricted shares granted to our independent directors of $0.3 million partially offset by the amortization of the OPP of $(0.3) million based on changes in the fair value of the OPP. Equity based compensation for the three months ended March 31, 2016 related to the amortization of the restricted shares granted to our independent directors of $0.1 million and amortization of the OPP of $1.0 million based on changes in the fair value of the OPP. The decrease in equity based compensation for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to the decrease in the OPP valuation.

Depreciation and Amortization
Depreciation and amortization expense was $27.1 million and $23.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in 2017 is due to depreciation and amortization expense incurred for the 15 properties acquired in the Merger, partially offset by the lack of depreciation and amortization expense for the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017.
Interest Expense
Interest expense was $11.5 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily related to debt assumed in the Merger, offset by pay downs of debt due to the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017, and the pay down and termination of the mezzanine facility on March 30, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
Gains on dispositions of real estate investments for the three months ended March 31, 2017 of $1.0 million related to the disposition of Kulicke & Soffa located in Ft. Washington, Pennsylvania, which resulted in a gain on sale of disposition of $0.4 million as well as the reversal of the prior year Gain Fee (see Note 11 — Related Party Transactions for details) of $0.6 million. There were no gains or losses on dispositions during the three months ended March 31, 2016.
Foreign Currency and Interest Rate Impact on Operations
The losses of $0.5 million and $0.3 million on derivative instruments for the three months ended March 31, 2017 and 2016, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly GBP and Euro.
The losses of $0.9 million and $0.1 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2017 and 2016, respectively, primarily relate to the undesignated excess foreign currency draws over our net investments in the United Kingdom and Europe.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $0.9 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
Cash Flows for Three Months Ended March 31, 2017
During the three months ended March 31, 2017, net cash provided by operating activities was $32.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees to related parties paid for asset and property management, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the three months ended March 31, 2017 reflect net income of $7.5 million adjusted for non-cash items of $25.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $1.5 million.
Net cash used in investing activities during the three months ended March 31, 2017 of $18.2 million is related to proceeds from sale of real estate investments of $12.4 million for the disposition of Kulicke & Soffa, acquisition of three properties with an aggregate base purchase price of $30.3 million, which were funded by cash on hand, and capital expenditures of $0.4 million.
Net cash used in financing activities of $13.0 million during the three months ended March 31, 2017 related to borrowings on credit facility of $75.3 million and net advances from related parties of $1.7 million, offset by repayments on the mezzanine facility of $56.5 million, mortgage notes payable of $0.2 million. Other payments included dividends to stockholders of $35.3 million and distributions to non-controlling interest holders of $0.3 million.

Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $28.1 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received, asset and property management fees , and the amount of interest payments on outstanding borrowings.
Net cash used in investing activities during the three months ended March 31, 2016 of $0.1 million.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $72.4 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 6 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed funds from operations, if any.
As of March 31, 2017, we had a revolving credit facility that permitted us to borrow up to $740.0 million. The initial maturity date of the credit facility was July 25, 2016. On July 25, 2016, we extended the maturity date of the credit facility to July 25, 2017, for an extension fee of $1.5 million. There is an additional one-year extension option remaining, subject to certain conditions. On March 30, 2017, the Company terminated the mezzanine facility agreement and repaid in full the outstanding balance of $56.5 million or €52.7 million. See Note 5 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the facilities.
As of March 31, 2017, total outstanding advances under the credit facility were $698.2 million. As of March 31, 2017, the Credit Facility reflected variable and fixed rate borrowings with a weighted average effective interest rate of 2.6% after giving effect to interest rate swaps in place. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2017 was $33.1 million.
As of March 31, 2017, we had secured gross mortgage notes payable net of mortgage discount of $760.9 million and outstanding advances under our credit facility of $698.2 million. Our debt leverage ratio was 46.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2017. See Note 7 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of March 31, 2017.
Management believes it has the ability to service its obligations as they come due.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of March 31, 2017, we were in compliance with the debt covenants under our loan agreements.
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

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net income attributable to stockholders (in accordance with GAAP)	$7,429	$6,488
Depreciation and amortization	27,114	23,756
Gains on dispositions of real estate investments	(957)	—
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(71)	(252)
FFO (as defined by NAREIT) attributable to stockholders	33,515	29,992
Acquisition and transaction fees (1)	696	(129)
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	(2)	1
Core FFO attributable to stockholders	34,209	29,864
Non-cash equity based compensation	16	1,044
Non-cash portion of interest expense	880	2,418
Straight-line rent	(3,878)	(2,801)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	404	16
Eliminate unrealized losses on foreign currency transactions (2)	1,792	1,809
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	882	98
Amortization of mortgage premium (discount), net and mezzanine discount	153	(121)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	(1)	(26)
AFFO attributable to stockholders	$34,457	$32,301

Summary
FFO (as defined by NAREIT) attributable to stockholders	$33,515	$29,992
Core FFO attributable to stockholders	$34,209	$29,864
AFFO attributable to stockholders	$34,457	$32,301
______________________________

(1)	For the three months ended March 31, 2017, Merger related costs were $0.7 million. There were no Merger related costs for the three months ended March 31, 2016.

(2)
For the three months ended March 31, 2017, losses on foreign currency transactions were $0.5 million which were comprised of unrealized losses of $1.8 million offset by realized gains of $1.3 million. For the three months ended March 31, 2016, losses on foreign currency transactions were $0.3 million, which were comprised of unrealized losses of $1.8 million offset by realized gains of $1.5 million. For AFFO purposes, we add back unrealized (gains) losses.

Dividends
We pay dividends on the 15th day of each month at a rate of $0.1775 per share to stockholders of record as of close of business on the 8th day of such month.
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
During the three months ended March 31, 2017, dividends paid to common stockholders were $35.5 million, inclusive of $0.3 million of distributions paid for OP Units and LTIP Units. During the three months ended March 31, 2017, cash used to pay dividends was generated from cash flows from operations and $2.8 million of cash available on hand. Using cash on hand to pay dividends reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity.

The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2017
(In thousands)		Percentage of Dividends
Dividends:
Dividends to stockholders	$35,293
Other (1)	255
Total dividends	$35,548

Source of dividend coverage:
Cash flows provided by operations	$32,728	92.1%
Available cash on hand	2,820	7.9%
Total sources of dividend coverage	$35,548	100.0%

Cash flows provided by operations (GAAP basis) (2)	$32,728

Net income attributable to stockholders (in accordance with GAAP)	$7,429
______________________________

(1)	Includes distributions paid of $0.1 million for the OP Units and $0.2 million to the participating LTIP Units during the three months ended March 31, 2017.

(2)	Cash flows provided by operations for the year ended March 31, 2017 reflect acquisition and transaction related expenses of $0.7 million.
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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at March 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$763,336	$22,747	$393,341	$347,248	$—
Interest on mortgage notes payable (1)	56,618	20,114	30,468	6,036	—
Principal on credit facility (2)	698,203	698,203	—	—	—
Interest on credit facility (1) (2)	4,357	4,357	—	—	—
Operating ground lease rental payments due (3)	46,489	1,280	2,560	2,560	40,089
Total (4) (5)	$1,569,003	$746,701	$426,369	$355,844	$40,089
_________________________

(1)	Based on exchange rates of £1.00 to $1.25 for GBP and €1.00 to $1.07 for Euro as of March 31, 2017.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

(3)	Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.

(4)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2017, which consisted primarily of the Euro and British Pounds. At March 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(5)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Credit Facility
On July 25, 2013, we through the OP, entered into a credit facility (the "Credit Facility"). The Credit Facility has been amended and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. We had $698.2 million and $616.6 million outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Credit Facility reflected variable and fixed rate borrowings with a weighted average effective interest rate of 2.6% after giving effect to interest rate swaps in place.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of our investments during the periods reflected in the consolidated statements of operations. See Note 8 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 10 — Commitments and Contingencies and Contractual Obligations for details).
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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2017, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net asset position of $10.8 million (Note 8 — Derivatives and Hedging Activities).
As of March 31, 2017, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, with a total carrying value of $1.5 billion and a total estimated fair value of $1.5 billion and a weighted average effective interest rate per annum of 2.7%. At March 31, 2017, a significant portion (approximately 76.4%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at March 31, 2017 ranged from 1.0% to 6.3%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 2.1% to 3.0%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2017:

(In thousands)		Fixed-rate debt (1)		Variable-rate debt (1)	Total Debt
2017 (remainder)	(2)	$462,493	(2)	$258,371	$720,864
2018		75,321		52,800	128,121
2019		265,214		—	265,214
2020		271,727		33,550	305,277
2021		42,063		—	42,063
2022		—		—	—
Thereafter		—		—	—
Total		$1,116,818		$344,721	$1,461,539
_________________________

(1)	Amounts are based on exchange rates at March 31, 2017, as applicable.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2017 by an aggregate increase of $1.6 million or an aggregate decrease of $2.0 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2017 would increase or decrease by $2.0 million and $0.8 million, respectively for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows. We generally manage foreign currency exchange rate movements by placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our presented operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of March 31, 2017, the Company had draws of £63.0 million ($78.6 million based on the aforementioned exchange rate as of March 31, 2017) in excess of its net investments (Note 8 — Derivatives and Hedging Activities).

We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the put options’ strike rate at maturity, the option would be considered in-the-money and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $5.9 million and $0.3 million, respectively at March 31, 2017 (Note 7 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$47,644	$36,612	$84,256
2018	64,370	49,618	113,988
2019	64,680	50,759	115,439
2020	64,992	52,113	117,105
2021	65,285	52,740	118,025
2022	65,626	52,178	117,804
Thereafter	181,945	286,139	468,084
Total	$554,542	$580,159	$1,134,701
_______________________

(1)	Based on exchange rates of £1.00 to $1.25 for GBP and €1.00 to $1.07 for Euro as of March 31, 2017.
Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of March 31, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$—	$949	$949
2018	—	74,985	74,985
2019	170,233	94,626	264,859
2020	162,237	109,118	271,355
2021	15,489	—	15,489
2022	—	—	—
Thereafter	—	—	—
Total	$347,959	$279,678	$627,637

Future Debt Service Payments (1) (2)
Credit Facility (3)
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$331,410	$221,343	$552,753
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
2022	—	—	—
Thereafter	—	—	—
Total	$331,410	$221,343	$552,753
_______________________

(1)
Based on exchange rates of £1.00 to $1.25 for GBP and €1.00 to $1.07 for Euro as of March 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2017.

(3)
The initial maturity of our Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining, subject to certain conditions (Note 5 — Credit Borrowings). Borrowings under our Credit Facility in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 8 — Derivatives and Hedging Activities).

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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of March 31, 2017, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price or acquisition value for the properties acquired through Merger, the majority of our properties are located in the U.S. including the Commonwealth of Puerto Rico (49.5%) and 50.5% are in Europe. Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and the Commonwealth of Puerto Rico 50.6% and the remaining are in Finland (5.9%), France (5.0%), Germany (8.2%), Luxembourg (2.0%), The Netherlands (6.5%) and United Kingdom (21.8%) at March 31, 2017. No individual tenant accounted for more than 10% of our annualized rental income at March 31, 2017. Based on annualized rental income, at March 31, 2017, our directly owned real estate properties contain significant concentrations in the following asset types: office (59%), industrial/distribution (31%), and retail (10%).

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
None.
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these risk factors, except for the items described below.
Dividends paid from sources other than our cash flows from operations will result in the Company having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
The Company's cash flows provided by operations were $32.7 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company paid dividends of $35.5 million, inclusive of $0.3 million of distributions paid for OP Units and LTIP Units, or 92.1%, which was funded from cash flows from operations and $2.8 million, or 7.9%, was funded from cash on hand. Using cash on hand to pay dividends reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. The Company may continue to use the net offering proceeds to fund dividends.
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
We are dependent on our Advisor, our Property Manager and the Service Provider to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager, which has retained the Service Provider to provide advisory and property management services with respect to investments in Europe, subject to the Advisor's oversight. We depend on the Advisor, our Property Manager and the Service Provider to manage our operations and acquire and manage our portfolio of real estate assets. The Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor. Neither the Company nor the Advisor has an employment agreement with any of these key personnel, except for the agreement between Mr. Bowman and the Advisor, and we cannot guarantee that all, or any particular one, will remain affiliated with us or the Advisor. If any of our key personnel were to cease their affiliation with the Advisor, our operating results could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor's ability to implement our investment strategies could be delayed or hindered, and the value of an investment in the Company's shares may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against the Sponsor, the Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals.  The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company.  The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

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

Global Net Lease, Inc.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment – Reverse Stock Split
3.2 (1)	Articles of Amendment – Par Value Decrease
4.1 (1)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 28, 2017.