Form 10-Q
period 2017-06-30
Global Net Lease, Inc.
filed 2017-08-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2017, the registrant had 67,286,817 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$389,781	$376,704
Buildings, fixtures and improvements	2,040,217	1,967,930
Acquired intangible lease assets	608,052	587,061
Total real estate investments, at cost	3,038,050	2,931,695
Less accumulated depreciation and amortization	(276,336)	(216,055)
Total real estate investments, net	2,761,714	2,715,640
Cash and cash equivalents	67,411	69,831
Restricted cash	5,139	7,497
Derivatives, at fair value (Note 8)	15,495	28,700
Unbilled straight-line rent	38,198	30,459
Prepaid expenses and other assets	19,600	17,577
Related party notes receivable acquired in Merger (Note 3)	1,285	5,138
Due from related parties	16	16
Deferred tax assets	1,645	1,586
Goodwill and other intangible assets, net	22,154	13,931
Deferred financing costs, net	320	1,092
Total assets	$2,932,977	$2,891,467

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($4,409 and $5,103 for June 30, 2017 and December 31, 2016, respectively)	$773,046	$749,884
Mortgage (discount) premium, net	(2,367)	(2,503)
Credit facility	722,108	616,614
Mezzanine facility, net of discount	—	55,383
Below-market lease liabilities, net	31,479	33,041
Derivatives, at fair value (Note 8)	13,118	15,457
Due to related parties	1,428	2,162
Accounts payable and accrued expenses	23,181	22,861
Prepaid rent	20,864	18,429
Deferred tax liability	15,120	15,065
Taxes payable	7,366	9,059
Dividends payable	55	34
Total liabilities	1,605,398	1,535,486
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 16,670,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 67,277,514 and 66,258,559 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,003	1,990
Additional paid-in capital	1,729,596	1,708,541
Accumulated other comprehensive loss	(2,689)	(16,695)
Accumulated deficit	(404,209)	(346,058)
Total stockholders' equity	1,324,701	1,347,778
Non-controlling interest	2,878	8,203
Total equity	1,327,579	1,355,981
Total liabilities and equity	$2,932,977	$2,891,467
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$60,214	$51,736	$118,706	$103,247
Operating expense reimbursements	4,772	1,460	9,117	4,903
Total revenues	64,986	53,196	127,823	108,150

Expenses:
Property operating	7,570	3,542	14,806	9,189
Fire loss	500	—	500	—
Operating fees to related parties	5,713	4,959	11,443	9,776
Acquisition and transaction related	443	27	1,139	(102)
General and administrative	2,053	1,880	3,823	3,584
Equity based compensation	(2,235)	70	(2,219)	1,114
Depreciation and amortization	27,497	23,812	54,611	47,568
Total expenses	41,541	34,290	84,103	71,129
Operating income	23,445	18,906	43,720	37,021
Other income (expense):
Interest expense	(11,634)	(10,634)	(23,165)	(21,203)
(Losses) gains on dispositions of real estate investments	(143)	—	814	—
(Losses) gains on derivative instruments	(2,990)	3,830	(3,460)	3,481
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(2,971)	4,252	(3,853)	4,154
Other income	3	8	10	17
Total other expense, net	(17,735)	(2,544)	(29,654)	(13,551)
Net income before income tax	5,710	16,362	14,066	23,470
Income tax expense	(510)	(430)	(1,416)	(980)
Net income	5,200	15,932	12,650	22,490
Non-controlling interest	—	(169)	(21)	(239)
Net income attributable to stockholders	$5,200	$15,763	$12,629	$22,251

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to stockholders	$0.08	$0.28	$0.18	$0.39
Basic and diluted weighted average shares outstanding	66,652,221	56,316,157	66,461,663	56,314,184
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,200	$15,932	$12,650	$22,490

Other comprehensive income (loss)
Cumulative translation adjustment	9,097	(201)	10,800	(86)
Designated derivatives, fair value adjustments	1,618	(3,779)	3,229	(12,214)
Other comprehensive income (loss)	10,715	(3,980)	14,029	(12,300)

Comprehensive income	15,915	11,952	26,679	10,190
Amounts attributable to non-controlling interest
Net income	—	(169)	(21)	(239)
Cumulative translation adjustment	(14)	2	(15)	1
Designated derivatives, fair value adjustments	(2)	40	(8)	129
Comprehensive income attributable to non-controlling interest	(16)	(127)	(44)	(109)

Comprehensive income attributable to stockholders	$15,899	$11,825	$26,635	$10,081
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2016	66,258,559	$1,990	$1,708,541	$(16,695)	$(346,058)	$1,347,778	$8,203	$1,355,981
Issuance of common stock	811,685	8	18,510	—	—	18,518	—	18,518
Conversion of OP Units to common stock	181,841	5	2,624	—	—	2,629	(2,629)	—
Common stock offering costs, commissions and dealer manager fees	—	—	(185)	—	—	(185)	—	(185)
Dividends declared	—	—	—	—	(70,780)	(70,780)	—	(70,780)
Equity-based compensation	25,429	—	430	—	—	430	(2,649)	(2,219)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(415)	(415)
Net Income	—	—	—	—	12,629	12,629	21	12,650
Cumulative translation adjustment	—	—	—	10,785	—	10,785	15	10,800
Designated derivatives, fair value adjustments	—	—	—	3,221	—	3,221	8	3,229
Rebalancing of ownership percentage	—	—	(324)	—	—	(324)	324	—
Balance, June 30, 2017	67,277,514	$2,003	$1,729,596	$(2,689)	$(404,209)	$1,324,701	$2,878	$1,327,579
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017		2016
Cash flows from operating activities:
Net income	$12,650		$22,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,970		25,298
Amortization of intangibles	25,641		22,270
Amortization of deferred financing costs	1,823		4,818
Amortization of mortgage discounts and premiums, net	287		(240)
Amortization of mezzanine discount	17		—
Amortization of below-market lease liabilities	(1,644)		(1,258)
Amortization of above-market lease assets	2,089		1,136
Amortization of above- and below- market ground lease assets	463		111
Bad debt expense	593		—
Unbilled straight-line rent	(6,917)		(5,523)
Equity based compensation	(2,219)		1,114
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	4,903		(538)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	3,853		(4,154)
Gains on dispositions of real estate investments	(814)		—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(2,616)		(2,599)
Deferred tax assets	(67)		(9)
Accounts payable and accrued expenses	99		(656)
Prepaid rent	2,435		(1,102)
Deferred tax liability	1,063		414
Taxes payable	(1,693)		(1,659)
Net cash provided by operating activities	68,916		59,913
Cash flows from investing activities:
Investment in real estate and real estate related assets	(30,290)		—
Capital expenditures	(541)		(200)
Proceeds from sale of real estate investments	12,440		—
Net cash used in investing activities	(18,391)		(200)
Cash flows from financing activities:
Borrowings under credit facility	75,335		—
Repayments on credit facility	(5,050)		(26,696)
Repayment mezzanine facility	(56,537)		—
Payments on mortgage notes payable	(21,758)		(378)
Proceeds from issuance of common stock	18,518		2
Proceeds from offering costs	(185)		—
(Payments) proceeds of financing costs	(967)		679
Dividends paid	(70,759)		(60,039)
Distributions to non-controlling interest holders	(415)		(1,344)
Related party notes receivable acquired in Merger	3,853		—
Advances to related parties, net	—		386
Restricted cash	2,358		(15)
Net cash used in financing activities	(55,607)		(87,405)
Net change in cash and cash equivalents	(5,082)		(27,692)
Effect of exchange rate changes on cash	2,662		(1,745)
Cash and cash equivalents, beginning of period	69,831		69,938
Cash and cash equivalents, end of period	$67,411		$40,501
Supplemental Disclosures:
Cash paid for interest	$20,741	20,741	$21,079
Cash paid for income taxes	3,109		2,287
Non-Cash Investing and Financing Activities:
Conversion of OP Units to common stock (Note 1)	2,629		—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), which incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. On June 2, 2015 (the "Listing Date"), the Company listed shares of its common stock, $0.01 par value per share ("Common Stock") on the New York Stock Exchange ("NYSE") under the symbol "GNL" (the "Listing"). The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties.
The Company and American Realty Capital Global Trust II, Inc. ("Global II"), an entity formerly sponsored by an affiliate of AR Capital Global Holdings, LLC, the Company's sponsor (the “Sponsor”), entered into an agreement and plan of merger on August 8, 2016 (the "Merger Agreement"). The Company and Global II each are, or were sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide or provided asset management services to the Company and Global II pursuant to advisory agreements. On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of the Company, at which time the separate existence of Global II ceased and the Company became the parent of the Merger Sub (the "Merger").
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, the Company acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties two of which were located in the U.S., three of which were located in the United Kingdom, and 10 of which were located in continental Europe (see Note 3 — Merger Transaction).
As of June 30, 2017, the Company owned 312 properties consisting of 22.2 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 9.3 years. Based on original purchase price or acquisition value with respect to properties acquired in the Mergers, 50.5% of the Company's properties are located in Europe and 49.5% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of June 30, 2017, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of the Company's business is conducted through the OP. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager, and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC (the "Former Parent of the Sponsor"), "AR Global"), the parent of the Company's Sponsor, as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe.
On February 28, 2017, the Company completed a reverse stock split of Common Stock, limited partnership units in the OP ("OP Units") and long term incentive plan units in the OP ("LTIP Units"), at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split and the Company repurchased any fractional shares of Common Stock resulting from the Reverse Stock Split for cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of the outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from 198.8 million to 66.3 million. In addition, Common Stock was assigned a new CUSIP number upon the market opening on March 1, 2017.
Effective May 24, 2017, following approval by the Company's board of directors, the Company filed an amendment to the Company's charter with the Maryland State Department of Assessments and Taxation, to decrease the total number of shares that the Company has authority to issue from 350.0 million to 116.7 million shares, of which (i) 100.0 million is designated as Common Stock, $0.01 par value per share; and (ii) 16.7 million is designated as preferred stock, $0.01 par value per share.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. (together, the “Agents”) to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). The Common Stock issued under the ATM Program is registered pursuant to the Company's shelf registration statement on Form S-3 (Registration No. 333-214579). During the three and six months ended June 30, 2017, the Company sold 0.8 million shares of Common Stock through the ATM Program for net sales proceeds of $18.3 million.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2017. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017, other than the updates described below and the subsequent notes.
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
June 30, 2017
(Unaudited)

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

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and six months ended June 30, 2017, the Company recognized an income tax expense of $0.5 million and $1.4 million, respectively. For the three and six months ended June 30, 2016, the Company recognized an income tax expense of $0.4 million and $1.0 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
Out-of-period adjustment
During the three and six months ended June 30, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014. The Company concluded that this adjustment was not material to the financial position or results of operations for the current period or any prior period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Listing Note
Concurrent with the Listing, the Company, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to issue a note (the "Listing Note") to the Special Limited Partner, to evidence the OP’s obligation to make distributions to the Special Limited Partner which it was entitled to receive pursuant to its special limited partner interest in the OP. The final value of the Listing Note on maturity at January 2016 was determined to be zero. No amounts were paid on maturity or can be paid subsequently to the Special Limited Partner with respect to the Listing Note.
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Fourth Amended and Restated Advisory Agreement (the "Advisory Agreement") by and among the Company, the OP and the Advisor, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor (see Note 13 — Share-Based Compensation). The Company records equity based compensation expense associated with the awards over the requisite service period of five years. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
June 30, 2017
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
In February 2017, the FASB issued ASU 2017-05 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new guidance.
In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718) guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this new guidance.
In July 2017, the FASB issued ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption should be applied retrospectively to outstanding financial instruments with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company is currently evaluating the impact of this new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 3 — Merger Transaction
Pursuant to the Merger Agreement, each outstanding share of Global II's common stock, including restricted shares of common stock, par value $0.01 per share ("Global II Common Stock"), other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock (such consideration, the “Stock Merger Consideration”), and each outstanding unit of limited partnership interest and Class B interest of Global II OP (collectively, “Global II OP Units”) was converted into the right to receive 2.27 shares of Common Stock (the “Partnership Merger Consideration” and, together with the Stock Merger Consideration, the “Merger Consideration”), in each case with cash paid in lieu of fractional shares.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of Global II became fully vested and entitled to receive the Merger Consideration.
The Company issued 9.6 million shares of its Common Stock as consideration in the Merger. Based upon the closing price of the shares of Common Stock of $23.10 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares and OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.
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
Accounting Treatment of the Mergers
The Mergers were accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of Global II. The consideration transferred by the Company to acquire Global II established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Merger Date. The actual value of the Merger Consideration was based upon the market price of Common Stock at the time of closing of the Merger.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Allocation of Consideration
The consideration transferred pursuant to the Merger was allocated to the assets acquired and liabilities assumed for Global II, based upon their estimated fair values as of the Merger Date. As of December 31, 2016, the allocations in the table below from land, buildings and fixtures and improvements, acquired intangible lease assets and liabilities, were assigned to each class of assets and liabilities and made with assistance from a third party specialist for the Merger acquisitions acquired on the Merger Date. The following table summarizes the fair values of the assets acquired and liabilities assumed, including all measurement period adjustments as of June 30, 2017.

(Amounts in thousands)	Global II
Total consideration:
Fair value of Company's shares of Common Stock issued, net of fractional shares	$220,868
Assets acquired at fair value
Land	70,176
Buildings, fixtures and improvements	384,428
Acquired intangible lease assets	111,097
Total real estate investments, at fair value	565,701
Restricted cash	7,575
Derivatives, at fair value	21,808
Prepaid expenses and other assets	1,317
Related party notes receivable acquired in Merger	5,138
Due from related parties	1,463
Deferred tax assets	368
Goodwill and other intangible assets, net	18,204
Total assets acquired at fair value	621,574
Liabilities assumed at fair value
Mortgage notes payable	279,032
Mortgage (discount) premium, net	(2,724)
Mezzanine facility	107,047
Mezzanine discount, net	(26)
Acquired intangible lease liabilities, net	8,510
Derivatives, at fair value	3,911
Accounts payable and accrued expenses	7,212
Prepaid rent	6,001
Deferred tax liability	9,063
Taxes payable	1,661
Dividend payable	2
Total liabilities assumed at fair value	419,689
Net assets acquired excluding cash	201,885
Cash acquired on acquisition	$18,983
Acquired Related Party Receivable
On December 16, 2016, Global II entered into a letter agreement (the “Letter Agreement”) with American Realty Capital Global II Advisors, LLC (“Global II Advisor”) and AR Global, the parent of the Global II Advisor, pursuant to which the Global II Advisor agreed to reimburse Global II $6.3 million in organization and offering costs incurred by Global II in its IPO (the “Global II IPO”) that exceeded 2.0% of gross offering proceeds in the Global II IPO (the “Excess Amount”). Global II's IPO was suspended in November 2015 and lapsed in accordance with its terms in August 2016. The Letter Agreement was negotiated on behalf of Global II, and approved, by the independent directors of Global II.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 22,115 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight-month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on the 30-day volume weighted average price of each share of Common Stock on the Merger Date.
Upon consummation of the Merger, Class B Units were tendered to Global II and the balance of the excess amount of $5.1 million was payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the Company in the Merger. As of June 30, 2017, the Company had received $3.9 million in payments with respect to the excess organization and offering costs incurred by Global II. AR Global has unconditionally and irrevocably guaranteed Global II Advisor’s obligations to repay the monthly installments.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2017 based on contract purchase price and exchange rate at the time of purchase. There were no acquisitions during the six months ended June 30, 2016.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2017
Real estate investments, at cost:
Land	$5,443
Buildings, fixtures and improvements	22,131
Total tangible assets	27,574
Intangibles acquired:
In-place leases	4,003
Above market lease assets	47
Below market lease liabilities	(1,334)
Total assets acquired, net	30,290
Mortgage notes payable used to acquire real estate investments	—
Cash paid for acquired real estate investments	$30,290
Number of properties purchased	3
Dispositions
As of June 30, 2017 and December 31, 2016, the Company did not have any properties that were classified as assets held for sale. The Company did not sell any real estate assets during the three months ended June 30, 2017 or during the three and six months ended June 30, 2016. During the six months ended June 30, 2017, the Company sold its property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million resulting in a gain of $0.4 million, which is reflected in (losses) gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the six months ended June 30, 2017. Also included in (losses) gains on dispositions of real estate investments is $0.6 million reduction in the Gain Fee (defined below) payable to the Advisor, which was estimated and accrued for the year ended December 31, 2016, as a result of reinvestments during the six months ended June 30, 2017 (see Note 11 —  Related Party Transactions for details) and a $0.1 million reduction to gain on disposition associated with a property sold in 2016 related post-closing settlement of deferred rent.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of June 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2017 (remainder)	$118,259
2018	238,770
2019	241,714
2020	244,624
2021	242,628
2022	233,032
Thereafter	833,697
$2,152,724
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2017 and 2016.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2017 and 2016.

	June 30,
Country or State	2017	2016
United Kingdom	22.2%	17.6%
United States and Puerto Rico:
Texas	*	11.6%
United States and Puerto Rico	49.1%	50.0%
___________________________________________

*	Annualized rental income on a straight-line basis was not 10% or greater of total annualized rental income as of the period specified.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5 — Credit Borrowings
Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $50.0 million (subject to borrowing base availability). The Credit Facility has been amended at various times, and maximum borrowings have increased to $740.0 million, with the most recent increase being on August 24, 2015. The Company had $722.1 million (including £160.2 million and €255.7 million) and $616.6 million (including £177.2 million and €258.9 million) outstanding under the Credit Facility as of June 30, 2017 and December 31, 2016, respectively.
Availability of borrowings is based on a pool of eligible unencumbered real estate assets. On July 25, 2016, the Company extended the maturity date of the Credit Facility to July 25, 2017, for an extension fee of $1.5 million.
The Company had the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate was defined in the Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Credit Facility is less than 50% of the available facility. As of June 30, 2017, the Credit Facility reflected variable and fixed rate borrowings with a carrying value and fair value of $722.1 million, and a weighted average effective interest rate of 2.7% after giving effect to interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of June 30, 2017 and December 31, 2016 was $4.8 million and $113.0 million, respectively.
The Credit Facility agreement provided for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the extended maturity date in July 2017. The Credit Facility agreement was permitted to be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender had the right to terminate its obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility required the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.
A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 8 — Derivatives and Hedging Activities for further discussion).
On July 24, 2017, the Company terminated the Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million, and $221.6 million) of which $720.9 million was repaid with proceeds from the New Credit Facility (as described below) and $4.9 million from cash on hand.
Revolving and Term Loan Credit Facility
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “New Credit Facility”). The aggregate total commitments under the New Credit Facility are $725.0 million based on USD equivalents. Upon request of the Company, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the New Credit Facility, with total commitments under the New Credit Facility not to exceed $950.0 million.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility is interest-only and matures on July 24, 2022. Borrowings under the New Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin will initially be determined based on a range from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The New Credit Facility requires the Company through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the New Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lender has the right to terminate its obligations under the New Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The New Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
The Company and certain of its subsidiaries have guaranteed the OP's obligations under the New Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
At closing, the Company, through the OP, borrowed $720.9 million based on USD equivalent consisting of (i) €194.6 million ($225.0 million USD equivalent) borrowed under the Term Facility and (ii) $409.0 million, £40.0 million ($52.2 million USD equivalent) and €30.0 million ($34.7 million USD equivalent) borrowed under the Revolving Credit Facility. The proceeds from the New Credit Facility, along with $4.9 million from cash on hand, were used to repay the $725.8 million of indebtedness outstanding under the Credit Facility.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. Following the closing, $4.1 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros, Canadian Dollars, British Pounds Sterling or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once incurred.
In connection with the Company’s replacement of its existing Credit Facility with its New Credit Facility, and the change in borrowings by currency resulting therefrom, the Company terminated its existing £160.3 million notional GBP-LIBOR interest rate swap and entered into a new $150.0 million notional five year USD-LIBOR interest rate swap. Additionally, the Company novated its existing €224.4 million notional Euribor interest rate swap from its existing counterparty to a new counterparty.
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter (the "Bridge Commitment"), pursuant to which UBS Securities LLC and UBS AG, Stamford Branch agreed to provide a $150.0 million senior secured bridge loan facility for a term of 364 days from the date of the merger transaction. The Bridge Commitment required a 1.50% fee of the commitment amount upon execution. Upon closing of the Merger, the Company did not exercise its rights under the Bridge Commitment and as a result thereof, the Bridge Commitment was automatically terminated with the Merger.
Mezzanine Facility
In connection with the Merger, the Company assumed a mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million. The Mezzanine Facility, which provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility bore interest at a rate of 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017.
On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million). The outstanding balance of the Mezzanine Facility was $55.4 million (or €52.7 million) as of December 31, 2016. The Company had no unused borrowing capacity under the Mezzanine Facility as of December 31, 2016.
Unencumbered Assets
The total gross carrying value of unencumbered assets as of June 30, 2017 was $1.5 billion.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 6 — Mortgage Notes Payable
Mortgage notes payable as of June 30, 2017 and December 31, 2016 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2017	December 31, 2016				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$32,442	$29,878	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	33,099	30,483	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan (5)	1	9,481	8,732	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi (5)	1	6,626	6,102	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (5)	1	41,010	37,768	1.7%	(2)	Fixed	Dec. 2019
	Worldline (5)	1	5,712	5,260	1.9%	(2)	Fixed	Jul. 2020
	DCNS (5)	1	10,852	9,994	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II (5)	2	11,994	11,046	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	12,109	11,152	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,140	4,734	2.4%		Fixed	Jan. 2019
	RWE AG	3	71,396	65,753	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	6,009	5,534	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	30,272	27,879	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I (5)	1	4,569	4,208	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg (5)	1	41,124	37,873	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (5)	1	50,263	46,290	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	372,098	342,686

United Kingdom:	McDonald's	1	988	938	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,531	2,402	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,201	4,936	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	7,802	7,405	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,145	2,036	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	6,826	6,479	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,471	2,345	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	16,578	15,735	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	25,030	23,757	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	20,414	19,376	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	9,830	9,330	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,144	5,831	3.5%	(2)	Fixed	May 2020
	Capgemini	1	7,151	6,788	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	32,221	30,581	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,065	3,858	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,384	2,263	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,161	3,949	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	4,973	4,721	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	7,008	6,652	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,184	12,513	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,086	2,930	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	12,076	11,461	3.4%	(2)	Fixed	Aug. 2020
	Foster Wheeler (5)	1	51,101	48,501	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins (5)	1	36,505	34,648	3.4%	(2)	Fixed	Oct. 2019

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2017	December 31, 2016				Maturity
	NCR Dundee (5)	1	7,334	6,960	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	43	291,209	276,395

United States:	Quest Diagnostics	1	52,800	52,800	3.0%	(3)	Variable	Sep. 2018
	Western Digital	1	17,523	17,682	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.9%	(4)	Variable	Dec. 2020
	FedEx Freight (5)	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water (5)	1	4,110	4,110	4.5%		Fixed	Jun. 2021
Puerto Rico:	Encanto Restaurants (6)	18	—	21,599	6.3%		Fixed	Jun. 2017
	Total USD denominated	5	114,148	135,906
	Gross mortgage notes payable	70	777,455	754,987	2.6%
	Deferred financing costs, net of accumulated amortization	—	(4,409)	(5,103)	—%
	Mortgage notes payable, net of deferred financing costs	70	$773,046	$749,884	2.6%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the periods presented.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.

(5)	New mortgages acquired as part of the Merger on the Merger Date.

(6)
The effective interest rate of 6.3% and 18 properties is not included in the calculation of weighted average effective interest rate and encumbered properties total as of June 30, 2017, respectively, as the loan was paid off as of June 30, 2017.

In connection with the Mergers, the OP assumed outstanding gross mortgage notes payable encumbering properties owned by Global II with an estimated aggregate fair value of $279.0 million at the Merger Date.
The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2017:

(In thousands)	Future Principal Payments (1)
2017 (remainder)	$1,149
2018	131,213
2019	280,924
2020	321,030
2021	43,139
2022	—
Thereafter	—
Total	$777,455
_________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2017 and December 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
June 30, 2017
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2017
Cross currency swaps, net (GBP & EUR)	$—	$11,648	$—	$11,648
Foreign currency forwards, net (GBP & EUR)	$—	$2,337	$—	$2,337
Interest rate swaps, net (GBP & EUR)	$—	$(11,931)	$—	$(11,931)
Put options (GBP & EUR)	$—	$323	$—	$323
OPP (see Note 13)	$—	$—	$(5,300)	$(5,300)
December 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$21,179	$—	$21,179
Foreign currency forwards, net (GBP & EUR)	$—	$6,998	$—	$6,998
Interest rate swaps, net (GBP & EUR)	$—	$(15,457)	$—	$(15,457)
Put options (GBP & EUR)	$—	$523	$—	$523
OPP (see Note 13)	$—	$—	$(13,400)	$(13,400)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2017:

(In thousands)	OPP
Beginning Balance as of December 31, 2016	$13,400
Fair value adjustment	(8,100)
Ending balance as of June 30, 2017	$5,300
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at June 30, 2017	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$5,300	Monte Carlo Simulation	Expected volatility	20.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying instrument, parameter or market index, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, deferred rent and dividends payable approximate their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	June 30, 2017	June 30, 2017	December 31, 2016	December 31, 2016
Mortgage notes payable (1) (2)	3	$775,088	$770,686	$752,484	$747,870
Credit Facility (3)	3	$722,108	$722,108	$616,614	$616,614
Mezzanine Facility (4)	3	$—	$—	$55,383	$55,400
__________________________________________________________

(1)	Carrying value includes $777.5 million gross mortgage notes payable and $2.4 million mortgage discount/(premium), net as of June 30, 2017.

(2)	Carrying value includes $755.0 million gross mortgage notes payable and $2.5 million mortgage discount/(premium), net as of December 31, 2016.

(3)
On July 24, 2017, the Company terminated the Credit Facility and repaid the outstanding balance primarily with proceeds from the New Credit Facility (see Note 5 — Credit Borrowings for further details).

(4)	Carrying value includes $55.4 million Mezzanine Facility and $17,000 mezzanine discount, net as of December 31, 2016.
The fair value of the gross mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value due to the short-term nature of the maturity. The Mezzanine Facility required the Company to pay interest based on a fixed rate and as such the advances were considered to approximate fair value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than for interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any such counterparties will fail to meet their obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$179	$972
Cross currency swaps (GBP)	Derivative assets, at fair value	12,480	16,868
Cross currency swaps (EUR)	Derivative assets, at fair value	—	3,003
Cross currency swaps (EUR)	Derivative liabilities, at fair value	(1,058)	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(6,545)	(8,595)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(3,364)	(4,262)
Total		$1,692	$7,986
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$2,265	$3,918
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(32)	—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	22	2,108
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(97)	—
Put options (GBP)	Derivative assets, at fair value	13	131
Put options (EUR)	Derivative assets, at fair value	310	392
Cross currency swaps (GBP)	Derivative assets, at fair value	—	477
Cross currency swaps (EUR)	Derivative assets, at fair value	226	831
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,022)	(2,600)
Total		$685	$5,257

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2017	$15,495	$(13,118)	$—	$2,377	$—	$—	$2,377
December 31, 2016	$28,700	$(15,457)	$—	$13,243	$—	$—	$13,243
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
As of June 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	June 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	21	$499,576	21	$474,161
Interest rate swaps (EUR)	14	468,221	14	431,213
Total	35	$967,797	35	$905,374
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company recorded gains of $30,000 and $0.1 million of ineffectiveness in earnings, respectively. During the three and six months ended June 30, 2016, the Company recorded losses of $0.5 million of ineffectiveness in earnings.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amount of loss recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(6,631)	$(5,071)	$(8,614)	$(14,661)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,581)	$(1,333)	$(3,053)	$(2,591)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$30	$(461)	$66	$(492)
Cross Currency Swaps Previously Designated as Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign currency exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial USD equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of December 31, 2015. The gain will remain in the cumulative translation adjustment until such time as the net investments are sold or substantially liquidated. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
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
As of June 30, 2017, total foreign currency advances under the Credit Facility were approximately $500.5 million, which reflects advances of £160.2 million ($208.4 million based upon an exchange rate of £1.00 to $1.30, as of June 30, 2017) and advances of €255.7 million ($292.1 million based upon an exchange rate of €1.00 to $1.14, as of June 30, 2017).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017, total outstanding draws under the Credit Facility denominated in foreign currency was $500.5 million. The Company designates its net investment hedge position on the first day of each quarterly period. As of April 1, 2017, foreign currency draws under the Credit Facility of £177.2 million ($230.5 million based on the aforementioned exchange rate as of June 30, 2017) and €310.2 million ($354.4 million based on the aforementioned exchange rate as of June 30, 2017) were designated as net investment hedges of the total foreign currency draws outstanding on the Credit Facility of $584.9 million. As of April 1, 2017, total net investments in real estate denominated in foreign currency were £110.7 million ($143.9 million based on the aforementioned exchange rate as of June 30, 2017) and €358.8 million ($409.8 million based on the aforementioned exchange rate as of June 30, 2017), which resulted in £66.6 million ($86.5 million based on the aforementioned exchange rate as of June 30, 2017) of undesignated excess position. As of April 1, 2017, the Company’s Euro ("EUR") designated net investment hedges did not result in an excess position. The Company recorded losses of $3.0 million and $3.9 million for the three and six months ended June 30, 2017, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. The Company recorded gains of $4.3 million and $4.2 million for the three and six months ended June 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the three and six months ended June 30, 2017.
As of June 30, 2017, and December 31, 2016, the Company had the following outstanding foreign cross currency derivatives that were used to hedge its net investments in foreign operations:

	June 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (GBP - USD)	1	$63,876	1	$60,626
Cross currency swaps (EUR - USD)	3	41,215	3	37,957
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$115,191	5	$108,683
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the EUR. The Company uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded losses of $3.0 million and $3.5 million on the non-designated hedges for the three and six months ended June 30, 2017, respectively. The Company recorded a gains of $3.8 million and $3.5 million on the non-designated hedges for the three and six months ended June 30, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	June 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	19	$20,348	21	$18,058
Foreign currency forwards (EUR - USD)	16	23,568	20	28,424
Cross currency swaps (GBP - USD)	—	—	3	43,457
Cross currency swaps (EUR - USD)	1	15,339	3	30,604
Interest rate swaps (EUR)	5	138,519	5	127,570
Put options (GBP-USD)	3	2,025	5	3,375
Put options (EUR-USD)	9	13,750	5	6,250
Total	53	$213,549	62	$257,738

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.2 million. As of June 30, 2017, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 57.4 million shares of its Common Stock, at a price of $30.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 0.4 million shares pursuant to its dividend reinvestment program (the "DRIP"). In anticipation of the Listing, the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement. The Company's DRIP was terminated effective December 9, 2016.
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
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
As of June 30, 2017 and December 31, 2016, the Company had 67.3 million and 66.3 million shares of Common Stock outstanding, respectively, including shares issued under the DRIP, shares issued in connection with the Merger, shares issued to related parties (see Note 11 — Related Party Transactions) and shares issued under the ATM Program, but excluding unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
During the three and six months ended June 30, 2017, the Company paid fees of $0.2 million to the Agents with respect to sales of shares of Common Stock sold pursuant to the ATM Program. These fees were charged to additional paid-in capital on the accompanying consolidated balance sheet during the ATM Program as of June 30, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Note 10 — Commitments and Contingencies
Operating Ground Leases
Certain properties acquired are subject to ground leases, which are accounted for as operating leases. The ground leases have various expiration dates, renewal options, and rental rate escalations, with the latest leases extending to April 2105. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

(In thousands)	Future Ground Lease Payments
2017 (remainder)	$684
2018	1,368
2019	1,368
2020	1,368
2021	1,368
2022	1,368
Thereafter	41,817
Total	$49,341
The Company incurred rent expense on ground leases of $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively. The Company incurred rent expense on ground leases of $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of June 30, 2017 and December 31, 2016, the Former Parent of the Sponsor, AR Global, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 258,504 and 81,481 shares of outstanding Common Stock, respectively. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of June 30, 2017 and December 31, 2016, the Company had $1.3 million and $5.2 million of receivables from related parties and $1.4 million and $2.2 million of payables to related parties, respectively.
As of June 30, 2017, AR Global indirectly owned 90% of the membership interests in the Advisor and Scott J. Bowman, the Company's outgoing chief executive officer and president, directly owned the other 10% of the membership interests in the Advisor. In connection with Mr. Bowman’s resignation as chief executive officer and president of the Company, Mr. Bowman will directly own 5% of the membership interests in the Advisor and AR Global will indirectly own the other 95% of the membership interests in the Advisor. James L. Nelson, the Company’s incoming chief executive officer and president, will hold a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson will become the Company's chief executive officer and president, effective on or about August 15, 2017, or as of such earlier date as the Company's board of directors may request (see Note 15 — Subsequent Events for further discussion).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Company is the sole general partner of the OP. At Listing, the Advisor held a total of 487,252 OP Units and the Service Provider held a total of 115,967 OP Units. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual members and employees of AR Global. On September 2, 2016, 421,378 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global and 115,967 were issued to the Service Provider. On April 3, 2017, the remaining 181,841 of OP Units were converted into Common Stock which were held by individual members and employees of AR Global. As of June 30, 2017, the Company holds all of the OP Units.
On June 2, 2015, the Advisor and the Service Provider exchanged 575,438 previously-issued Class B Units for 575,438 OP Units pursuant to the OP Agreement. These OP Units were redeemable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 27,776 OP Units. Subsequent to the Listing, such OP Units were transferred to individual members and employees of AR Global. The OP made cash distributions to partners other than the Company of $0.1 million during the six months ended June 30, 2017. There were no cash distributions paid to holders of OP Units during the three months ended June 30, 2017. The OP made cash distributions with respect to partnership interests other than those of the Company of $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively.
In addition, in connection with the OPP, the Company paid $0.2 million and $0.3 million in distributions related to LTIP Units (as defined in Note 13 — Share-Based Compensation) during the three and six months ended June 30, 2017, respectively, which are included in non-controlling interest in the consolidated statement of changes in equity. As of June 30, 2017 and December 31, 2016, the Company had no unpaid distributions relating to LTIP Units.
A holder of OP Units, other than the Company, has the right to convert OP Units for a corresponding number of shares of Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's IPO, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable due from an affiliate of the Advisor which is payable in eight equal monthly installments beginning on January 15, 2017. As of June 30, 2017, the Company has been paid $3.9 million of this receivable which has a remaining balance of $1.3 million as of June 30, 2017.
Fees Paid in Connection With the Operations of the Company
Until the Listing Date, the Advisor was paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and a finance fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to investment activities in Europe, the Advisor paid the Service Provider the acquisition fees and financing coordination fees. Until the Listing Date, the Advisor was also reimbursed for insourced expenses incurred in the process of acquiring properties, which were limited to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company paid third party acquisition expenses.
In addition, until the Listing Date, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor and Service Provider performance-based restricted partnership units of the OP ("Class B Units"). An aggregate of 575,438 Class B Units were issued to the Advisor and the Service Provider in connection with this arrangement, all of which vested on the Listing Date at a cost of $14.5 million. Concurrently, the Class B Units were converted to OP Units on a one-to-one basis. The vested value was calculated based, in part, on the closing price of Company's Common Stock on June 2, 2015 less an estimated discount for the one year lock-out period of transferability or liquidity of the OP Units. The Advisor and the Service Provider received distributions on unvested Class B Units equal to the dividend rate received on Common Stock. The Company records OP Unit distributions in the consolidated statement of changes in equity. Since April 1, 2015, the Advisor has been paid for its asset management services in cash. The performance condition related to these Class B Units was satisfied upon completion of the Listing, and the Class B Units vested.
On the Listing Date, the Company entered into the Advisory Agreement. Under the terms of the Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $2.37, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $3.08. The $2.37 and $3.08 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Specifically, the per annum aggregate amount of the Base Management Fee and the Incentive Compensation to be paid under the Advisory Agreement is capped at (a) 1.25% of the AUM for the previous year if AUM is less than or equal to $5.0 billion; (b) 0.95% if the AUM is equal to or exceeds $15.0 billion; or (c) a percentage equal to: (A) 1.25% less (B) (i) a fraction, (x) the numerator of which is the AUM for such specified period less $5.0 billion and (y) the denominator of which is $10.0 billion multiplied by (ii) 0.30% if AUM is greater than $5.0 billion but less than $15.0 billion. The Variable Base Management Fee is also subject to reduction if there is a sale or sales of one or more Investments in a single or series of related transactions exceeding $200.0 million and a special dividend(s) related thereto is paid to stockholders.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017			2016		2017			2016		(Receivable) Payable as of
(In thousands)	Incurred		Forgiven	Incurred	Forgiven	Incurred		Forgiven	Incurred	Forgiven	June 30, 2017		December 31, 2016
One-time fees and reimbursements:
Related party notes receivable acquired in Merger (1)	$—		$—	$—	$—	$—		$—	$—	$—	$(1,285)		$(5,138)
Fees on gain from sale of investments	—		—	—	—	—		—	—	—	323	(5)	923	(5)
Financing coordination fees (2)	—		—	—	—	—		—	—	—	—	(5)	16	(5)
Ongoing fees:
Asset management fees (3)	5,207		—	4,500	—	10,397		—	9,000	—	233	(5)	447	(5)
Property management fees (4)	1,126		620	1,022	563	2,223		1,177	1,935	1,159	352	(5) (8)	252	(5) (8)
Total related party operational fees and reimbursements	$6,333	(7)	$620	$5,522	$563	$12,620	(7)	$1,177	$10,935	$1,159	$(377)	(6)	$(3,500)	(9)
___________________________________________________________________________

(1)
Balance included within related party notes receivable acquired in the Merger on the consolidated balance sheets as of June 30, 2017 and December 31, 2016. In addition, the $16,000 due from related parties as of June 30, 2017 and December 31, 2016 relating to RCS Advisory (as defined below) is not included in the table above.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee for the three and six months ended June 30, 2017, and, the Variable Base Management Fee of $0.7 million and $1.4 million for the three and six months ended June 30, 2017, respectively. There were no Variable Base Management Fee for the three and six months ended June 30, 2016. No Incentive Compensation was earned for the three and six months ended June 30, 2017 and 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

(6)
In addition, as of June 30, 2017, due to related parties include $0.3 million of costs accrued for Global II Advisor and transfer agent fees which were assumed through the Merger, $36,000 of costs accrued for transfer agent fees and $0.2 million of costs relating to RCS Advisory (as defined below), all accrued in 2016 and are not reflected in the table above.

(7)
The Company incurred general and administrative costs and other expense reimbursements of $48,000 for the three and six months ended June 30, 2017 which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.

(8)
Prepaid property management fees of $0.1 million as of June 30, 2017 and December 31, 2016 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

(9)
In addition, as of December 31, 2016 due to related parties includes $0.5 million of accruals, of which $0.2 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.3 million to Advisor and RCS.

The Company reimburses the Advisor's costs of providing certain administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for certain expenses of the Advisor and its affiliates incurred on behalf of the Company. The Company does not reimburse the Advisor for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, including fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was due by the Company to the Advisor during the three and six months ended June 30, 2017 and 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may forgive certain fees including asset management and property management fees. Because the Advisor may forgive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. During the three and six months ended June 30, 2017 and 2016, the Advisor elected to forgive $0.6 million and $1.2 million of the property management fees, respectively.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). On April 22, 2016, the Company terminated its agreement with DST and entered into a definitive agreement American Stock Transfer and Trust Company, LLC ("AST") appointing AST as the Company's transfer agent and registrar.
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the Gains and Losses from the preceding month. During the six months ended June 30, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in a reduction to the Gain Fee of $0.6 million. As of June 30, 2017 and December 31, 2016, the Gain Fee due to the Advisor was $0.3 million and $0.9 million, respectively. There was no Gain Fee for the three months ended June 30, 2017 and three and six months ended June 30, 2016.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, and the Service Provider, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of Common Stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates and the Service Provider. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the last business day preceding the annual grant date. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2017 and December 31, 2016, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
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
On April 8, 2015, the Company amended the RSP (the "Amended RSP"), among other things, to remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five-years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the Company's board of directors.
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing the annual retainer payable to all independent directors to $100,000 per year, (ii) increasing the annual retainer for the non-executive chair to $105,000, (iii) increasing the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of restricted stock units ("RSUs") which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, RSUs entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the six months ended June 30, 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	61,095	$25.07
Vested	(25,429)	25.25
Granted	—	—
Forfeitures	—	—
Unvested, June 30, 2017	35,666	$24.94
The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. As of June 30, 2017, the Company had $0.9 million unrecognized compensation costs related to unvested restricted share awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 2.7 years. Compensation expense related to restricted stock was $0.1 million and $0.4 million during the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted stock was $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. Such compensation expense related to restricted stock during the three and six months ended June 30, 2017 and 2016, are recorded to general and administrative expense in the accompanying consolidated statements of operations.
Multi-Year Outperformance Agreement
In connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 3,013,933 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Advisor will be eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date, which is the Listing Date, June 2, 2015, based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and Common Stock dividends, as measured against a peer group of companies, set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of the Three-Year Period will be forfeited.
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units may be converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period. As of June 2, 2017 (end of the Two-Year Period) and June 2, 2016 (end of the first One-Year Period), no LTIP units were earned by the Advisor under the terms of the OPP with the Three-Year Period remaining during which the LTIP Units may be earned.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation (income) expense related to the OPP was $(2.2) million and $(2.6) million for the three and six months ended June 30, 2017, respectively. Compensation (income) expense related to the OPP was $(18,000) and $0.9 million for the three and six months ended June 30, 2016, respectively. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company paid $0.2 million and $0.3 million in distributions related to LTIP Units during the three and six months ended June 30, 2017, respectively, which is included in non-controlling interest in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2017 and 2016.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net income attributable to stockholders	$5,200	$15,763	$12,629	$22,251
Adjustments to net income attributable to stockholders for common share equivalents	(185)	(193)	(370)	(388)
Adjusted net income attributable to stockholders	$5,015	$15,570	$12,259	$21,863

Basic and diluted net income per share attributable to stockholders	$0.08	$0.28	$0.18	$0.39
Basic and diluted weighted average shares outstanding	66,652,221	56,316,157	66,461,663	56,314,184
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's nonvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the nonvested RSUs and LTIPs from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three and six months ended June 30, 2017 and 2016, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested restricted stock	35,666	48,886	35,666	48,886
OP Units (1)	—	603,219	—	603,219
OPP (LTIP Units)	3,013,933	3,013,933	3,013,933	3,013,933
Total anti-dilutive common share equivalents	3,049,599	3,666,038	3,049,599	3,666,038
____________________________________

(1)
As of June 30, 2016, OP Units comprised of five original OP Units issued to the Advisor, 27,776 issued at Listing and 575,438 of Class B Units which were converted into OP Units at Listing. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual members and employees of AR Global. On September 2, 2016, 421,378 of OP Units were converted into Common Stock, of which 305,411 and 115,967 are owned by individual members and employees of AR Global and to the Service Provider, respectively. On April 3, 2017, the remaining 181,841 of OP Units were converted into Common Stock.

Conditionally issuable shares relating to the OPP award (See Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

the measurement period. No LTIP share equivalents were included in the computation for the three and six months ended June 30, 2017 and 2016 because no units or shares would have been issued based on the stock price at June 30, 2017 and 2016.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed in Note 5 — Credit Borrowings or disclosed below.
Appointment of James Nelson as Chief Executive Officer and President
On July 12, 2017, our board of directors, with James Nelson abstaining, unanimously approved the appointment of Mr. Nelson, as chief executive officer and president of the Company effective on or about August 15, 2017 or as of such earlier date as the Company's board of directors may request. Mr. Nelson served as an independent director of the board, Chairman of the Company's audit committee, and as a member of the Company's nominating and corporate governance committee and conflicts committee, in each case since March 2017. Mr. Nelson has resigned from all committees of the board of directors, but will continue to serve as a member of the Company's board of directors.

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

•
We may not generate cash flows sufficient to pay dividends to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on the Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that the Advisor will waive reimbursement of expenses or fees.

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

•
Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty in these regions including due to the Brexit Process.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the Brexit Process.

Overview
We incorporated on July 13, 2011 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On June 2, 2015 (the "Listing Date"), we listed shares of our common stock, $0.01 par value per share ("Common Stock") on the New York Stock Exchange ("NYSE") under the symbol "GNL" (the "Listing"). We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties.
We and American Realty Capital Global Trust II, Inc. ("Global II"), an entity formerly sponsored by an affiliate of AR Capital Global Holdings, LLC, our sponsor (the “Sponsor”), entered into an agreement and plan of merger on August 8, 2016 (the "Merger Agreement"). We and Global II each are, or were, sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide or provided asset management services to us and Global II pursuant to advisory agreements. On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of us, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub (the "Merger").
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with the OP, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, we acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties two of which were located in the U.S., three of which were located in the United Kingdom, and 10 of which were located in continental Europe (see Note 3 — Merger Transaction).
As of June 30, 2017, we owned 312 properties consisting of 22.2 million rentable square feet, which were 100% leased, with a weighted average remaining lease term of 9.3 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger, 50.5% of our properties are located in Europe and 49.5% of our properties are located in the U.S. and the Commonwealth of Puerto Rico. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of June 30, 2017, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of our business is conducted through the OP. We have retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager, and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") are under common control with AR Global, the parent of our Sponsor, and as a result are related parties. These related parties receive compensation and fees for various services provided to us. The Advisor has entered into a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider provides, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe.
On February 28, 2017, we completed a reverse stock split of our Common Stock, limited partnership units in the OP ("OP Units") and long term incentive plan units in the OP ("LTIP Units"), at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split and we repurchased any fractional shares of Common Stock resulting from the Reverse Stock Split for cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of our outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of our Common Stock was reduced from 198.8 million to 66.3 million. In addition, Common Stock was assigned a new CUSIP number upon the market opening on March 1, 2017.
Effective May 24, 2017, following approval by the Company's board of directors, the Company filed an amendment to the Company’s charter with the Maryland State Department of Assessments and Taxation, to decrease the total number of shares that the Company has authority to issue from 350.0 million to 116.7 million shares, of which (i) 100.0 million is designated as Common Stock, $0.01 par value per share; and (ii) 16.7 million is designated as preferred stock, $0.01 par value per share.
All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
We entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets, Inc. (together, the “Agents”) to sell shares of our Common Stock,, to raise aggregate sales proceeds of $175.0 million, from time to time,pursuant to an “at the market” equity offering program (the “ATM Program”). Common Stock issued under the ATM Program is registered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). During the three and six months ended June 30, 2017, we sold 0.8 million shares of Common Stock through the ATM Program for net sales proceeds of $18.3 million.

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
In business combinations, as well as asset acquisitions, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended June 30, 2017 and 2016. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of June 30, 2017 and December 31, 2016, we did not have any properties designated as held for sale.
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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2017:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	6.7
Wickes Building Supplies I	May 2013	UK	1	29,679	7.3
Everything Everywhere	Jun. 2013	UK	1	64,832	10.0
Thames Water	Jul. 2013	UK	1	78,650	5.2
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	9.5
PPD Global Labs	Aug. 2013	US	1	76,820	7.4
Northern Rock	Sep. 2013	UK	2	86,290	6.2
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	11.4
Con-way Freight	Nov. 2013	US	7	105,090	6.4
Wolverine	Dec. 2013	US	1	468,635	5.6
Western Digital	Dec. 2013	US	1	286,330	3.4
Encanto	Dec. 2013	PR	18	65,262	8.0
Rheinmetall	Jan. 2014	GER	1	320,102	6.5
GE Aviation	Jan. 2014	US	1	369,000	8.5
Provident Financial	Feb. 2014	UK	1	117,003	18.4
Crown Crest	Feb. 2014	UK	1	805,530	21.6
Trane	Feb. 2014	US	1	25,000	6.4
Aviva	Mar. 2014	UK	1	131,614	12.0
DFS Trading I	Mar. 2014	UK	5	240,230	12.7
GSA I	Mar. 2014	US	1	135,373	5.1
National Oilwell Varco I	Mar. 2014	US	1	24,450	6.1
Talk Talk	Apr. 2014	UK	1	48,415	7.7
OBI DIY	Apr. 2014	GER	1	143,633	6.4
GSA II	Apr. 2014	US	2	24,957	5.6
DFS Trading II	Apr. 2014	UK	2	39,331	12.7
GSA III	Apr. 2014	US	2	28,364	7.8
GSA IV	May 2014	US	1	33,000	8.1
Indiana Department of Revenue	May 2014	US	1	98,542	5.5
National Oilwell Varco II	May 2014	US	1	23,475	12.7
Nissan	May 2014	US	1	462,155	11.3
GSA V	Jun. 2014	US	1	26,533	5.8
Lippert Components	Jun. 2014	US	1	539,137	9.2
Select Energy Services I	Jun. 2014	US	3	135,877	9.4
Bell Supply Co I	Jun. 2014	US	6	79,829	11.5
Axon Energy Products	Jun. 2014	US	3	213,634	8.7
Lhoist	Jun. 2014	US	1	22,500	5.5
GE Oil & Gas	Jun. 2014	US	2	69,846	6.3
Select Energy Services II	Jun. 2014	US	4	143,417	9.4
Bell Supply Co II	Jun. 2014	US	2	19,136	11.5
Superior Energy Services	Jun. 2014	US	2	42,470	6.8
Amcor Packaging	Jun. 2014	UK	7	294,580	7.4
GSA VI	Jun. 2014	US	1	6,921	6.8
Nimble Storage	Jun. 2014	US	1	164,608	4.3
FedEx -3-Pack	Jul. 2014	US	3	338,862	5.0
Sandoz, Inc.	Jul. 2014	US	1	154,101	9.1
Wyndham	Jul. 2014	US	1	31,881	7.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	100,597	5.8
GSA VII	Jul. 2014	US	1	25,603	7.4
AT&T Services	Jul. 2014	US	1	401,516	9.1
PNC - 2-Pack	Jul. 2014	US	2	210,256	12.1
Fujitisu	Jul. 2014	UK	3	162,888	12.8
Continental Tire	Jul. 2014	US	1	90,994	5.1
Achmea	Jul. 2014	NETH	2	190,252	6.5
BP Oil	Aug. 2014	UK	1	2,650	8.3
Malthurst	Aug. 2014	UK	2	3,784	8.4
HBOS	Aug. 2014	UK	3	36,071	8.1
Thermo Fisher	Aug. 2014	US	1	114,700	7.2
Black & Decker	Aug. 2014	US	1	71,259	4.6
Capgemini	Aug. 2014	UK	1	90,475	5.8
Merck & Co.	Aug. 2014	US	1	146,366	8.2
Dollar Tree - 65-Pack (2)(3)	Aug. 2014	US	58	485,992	12.2
GSA VIII	Aug. 2014	US	1	23,969	7.1
Waste Management	Sep. 2014	US	1	84,119	5.5
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	6.9
HP Enterprise Services	Sep. 2014	UK	1	99,444	8.7
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	5.3
FedEx II	Sep. 2014	US	1	11,501	6.8
Dollar General - 39-Pack (4)	Sep. 2014	US	21	199,946	10.7
FedEx III	Sep. 2014	US	2	221,260	7.1
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	7.2
Kuka	Sep. 2014	US	1	200,000	7.0
CHE Trinity	Sep. 2014	US	2	373,593	5.4
FedEx IV	Sep. 2014	US	2	255,037	5.6
GE Aviation	Sep. 2014	US	1	102,000	5.5
DNV GL	Oct. 2014	US	1	82,000	7.7
Bradford & Bingley	Oct. 2014	UK	1	120,618	12.3
Rexam	Oct. 2014	GER	1	175,615	7.7
FedEx V	Oct. 2014	US	1	76,035	7.0
C&J Energy (5)	Oct. 2014	US	1	96,803	6.3
Dollar Tree II (2)	Oct. 2014	US	34	282,730	12.3
Panasonic	Oct. 2014	US	1	48,497	11.1
Onguard	Oct. 2014	US	1	120,000	6.5
Metro Tonic	Oct. 2014	GER	1	636,066	8.3
Axon Energy Products	Oct. 2014	US	1	26,400	7.3
Tokmanni	Nov. 2014	FIN	1	800,834	16.2
Fife Council	Nov. 2014	UK	1	37,331	6.6
Dollar Tree III (2)	Nov. 2014	US	2	16,442	12.2
GSA IX	Nov. 2014	US	1	28,300	4.8
KPN BV	Nov. 2014	NETH	1	133,053	9.5
RWE AG	Nov. 2014	GER	3	594,415	7.4
Follett School	Dec. 2014	US	1	486,868	7.5
Quest Diagnostics	Dec. 2014	US	1	223,894	7.2
Diebold	Dec. 2014	US	1	158,330	4.5
Weatherford Intl	Dec. 2014	US	1	19,855	8.3
AM Castle	Dec. 2014	US	1	127,600	7.3
FedEx VI	Dec. 2014	US	1	27,771	7.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Constellium Auto	Dec. 2014	US	1	320,680	12.4
C&J Energy II (5)	Mar. 2015	US	1	125,000	6.3
Fedex VII	Mar. 2015	US	1	12,018	7.3
Fedex VIII	Apr. 2015	US	1	25,852	7.3
Crown Group I	Aug. 2015	US	3	295,974	18.1
Crown Group II	Aug. 2015	US	3	642,595	18.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	12.5
JIT Steel Services	Sep. 2015	US	2	126,983	12.5
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	8.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	12.3
FedEx Ground	Sep. 2015	US	1	91,029	8.0
Office Depot	Sep. 2015	NETH	1	206,331	11.7
Finnair	Sep. 2015	FIN	4	656,275	7.2
Auchan (6)	Dec. 2016	FR	1	152,235	6.1
Pole Emploi (6) (7)	Dec. 2016	FR	1	41,452	6.0
Veolia Water (6)	Dec. 2016	US	1	70,000	8.5
Sagemcom (6)	Dec. 2016	FR	1	265,309	6.6
NCR Dundee (6)	Dec. 2016	UK	1	132,182	6.5
FedEx Freight (6)	Dec. 2016	US	1	68,960	9.4
DB Luxembourg (6)	Dec. 2016	LUX	1	156,098	6.2
ING Amsterdam (6)	Dec. 2016	NETH	1	509,369	8.0
Worldline (6)	Dec. 2016	FR	1	111,338	6.5
Foster Wheeler (6)	Dec. 2016	UK	1	365,832	7.3
ID Logistics I (6)	Dec. 2016	GER	1	308,579	7.1
ID Logistics II (6)	Dec. 2016	FR	2	964,489	8.2
Harper Collins (6)	Dec. 2016	UK	1	873,119	7.4
DCNS (6)	Dec. 2016	FR	1	96,995	7.4
Cott Beverages Inc	Feb. 2017	US	1	170,000	9.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	9.2
Total			312	22,244,196	9.3
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on total rentable square feet as of June 30, 2017.

(2)	On July 6, 2015, the tenant's name has changed from Family Dollar to Dollar Tree due to an acquisition by Dollar Tree.

(3)	Of the Dollar Tree - 65-Pack properties purchased in August 2014, seven properties were sold on October 13, 2016 and are not included in the table above.

(4)	Of the Dollar General - 39-Pack properties purchased in September 2014, 18 properties were sold during the year ended December 31, 2016 and are not included in the table above.

(5)	Lease term modified from March 31, 2026 to October 31, 2023 during the third quarter 2016.

(6)	Properties acquired as part of the Merger.

(7)	The property is 37,437 square feet, or 90.3%, leased.
Results of Operations
Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016
Rental Income
Rental income was $60.2 million and $51.7 million for the three months ended June 30, 2017 and 2016, respectively. Our rental income increased compared to 2016, as a result of the acquisition of 15 properties in connection with the Merger, the acquisition of three properties during the first quarter of 2017, and an out-of-period adjustment of $0.5 million recorded in the current quarter (see Note 2 — Summary of Significant Accounting Policies for additional information). These increases were partially offset by the sale of one property during the first quarter of 2017 for an aggregate sale price of $13.0 million, the sale of 34 properties during the last two quarters of 2016 for an aggregate sale price of $110.4 million, and currency declines.

Operating Expense Reimbursements
Operating expense reimbursements were $4.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by operating expense reimbursements for the 15 properties acquired in the Merger and three properties acquired during the first quarter of 2017. This was partially offset by the impact from the sale of one property during the first quarter of 2017, sale of 34 properties during the last two quarters of 2016, and currency declines.
Property Operating Expenses
Property operating expenses were $7.6 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase is primarily driven by operating expenses incurred on 15 properties acquired in the Merger in 2016, most of which are subject to triple net leases, additional property operating expenses incurred for three properties acquired during first quarter of 2017, partially offset by the impact of our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, bad debt expense, and currency declines.
Fire Loss
During the three months ended June 30, 2017, we recognized a fire loss of $0.5 million arising from cleanup costs related to a fire sustained at one of our office properties. We expect to be reimbursed for such losses upon settlement of our insurance claim.
Operating Fees to Related Parties
Operating fees paid to related parties were $5.7 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum and a Variable Base Management Fee, both payable in cash, and an Incentive Fee, payable in cash and shares, if the applicable hurdles are met (see Note 11 — Related Party Transactions for details). The increase is a result of the variable base management fee of $0.7 million due to the issuance of $220.9 million of equity in connection with the Merger and shares of Common Stock issued pursuant to the ATM Program. In addition, our operating fees to related parties increased due to an increase of $0.1 million in the property management fees incurred on the acquisition of 15 properties in connection with the in the Merger in 2016, most of which are triple net leases, the acquisition of three properties during first quarter of 2017, partially offset by our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, and currency declines. No Incentive Compensation was earned for the six months ended June 30, 2017 and 2016. No Incentive Compensation was earned for the three months ended June 30, 2017 and 2016.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2017 and 2016, property management fees were $1.1 million and $1.0 million, respectively. The Property Manager elected to waive $0.6 million of the property management fees for the three months ended June 30, 2017 and 2016. There was no Incentive Compensation incurred for the three months ended June 30, 2017 and 2016.
Acquisition and Transaction Related Costs
We recognized $0.4 million of acquisition and transaction costs during the three months ended June 30, 2017, which consisted of $0.1 million for third party professional fees related to the Merger and $0.3 million related to ATM Program, the Reverse Stock Split, and legal costs related to dead deals. Acquisition and transaction related expenses for the three months ended June 30, 2016 of $27,000 were related to the reversal of 2015 period estimates for obligations settled.
General and Administrative Expense
General and administrative expenses were $2.1 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and primarily consist of board member compensation, directors' and officers' liability insurance, and professional fees including audit and taxation services. The increase for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily due to the appointment of additional directors to our board of directors, increase in directors and officer's liability insurance premiums, and professional fees.

Equity Based Compensation
Equity based compensation (income) expense was $(2.2) million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Equity based compensation for the three months ended June 30, 2017 related to the accretion of the OPP of $(2.3) million based on changes in the fair value of the OPP offset by the amortization of the restricted shares granted to our independent directors of $0.1 million. Equity based compensation for the three months ended June 30, 2016 related to the amortization of the restricted shares granted to our independent directors of $0.1 million and accretion of the OPP of $(18,000) based on changes in the fair value of the OPP. The decrease in equity based compensation for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily due to a decrease in the OPP valuation, which resulted from the second year of the performance period under the OPP having ended without any LTIP Units earned, a decrease in our stock price, and our peer groups having generally outperformed us.
Depreciation and Amortization
Depreciation and amortization expense was $27.5 million and $23.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in 2017 is due to depreciation and amortization expense incurred for the 15 properties acquired in the Merger and three properties acquired during the first quarter of 2017, partially offset by the lack of depreciation and amortization expense for the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017.
Interest Expense
Interest expense was $11.6 million and $10.6 million for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily related to debt assumed in the Merger, offset by pay downs of debt due to the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017, and the pay down and termination of the mezzanine facility on March 30, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Losses on dispositions of real estate investments
Losses on dispositions of real estate investments for the three months ended June 30, 2017 of $0.1 million related to true up for the deferred rent on disposition of one of the Fresenius properties sold in 2016. There were no gains or losses on dispositions during the three months ended June 30, 2016.
Foreign Currency and Interest Rate Impact on Operations
The losses of $3.0 million and gains of $3.8 million on derivative instruments for the three months ended June 30, 2017 and 2016, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly GBP and Euro.
The losses of $3.0 million and gains of $4.3 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2017 and 2016, respectively, primarily relate to the undesignated excess foreign currency draws over our net investments in the United Kingdom and Europe.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively.
Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
Rental Income
Rental income was $118.7 million and $103.2 million for the six months ended June 30, 2017 and 2016, respectively. Our rental income increased compared to 2016, as a result of the acquisition of 15 properties in connection with the Merger, the acquisition of three properties acquired during the first quarter of 2017, and an out-of-period adjustment of $0.5 million recorded in the current quarter (see Note 2 — Summary of Significant Accounting Policies for additional information). These increases were partially offset the sale of one property during the first quarter of 2017 for an aggregate sale price of $13.0 million, the sale of 34 properties during the last two quarters of 2016 for an aggregate sale price of $110.4 million, and currency declines.

Operating Expense Reimbursements
Operating expense reimbursements were $9.1 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by operating expense reimbursements for the 15 properties acquired in the Merger and three properties acquired during the first quarter of 2017. This was partially offset by the impact from the sale of one property during the first quarter of 2017, sale of 34 properties during the last two quarters of 2016, and currency declines.
Property Operating Expenses
Property operating expenses were $14.8 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase is primarily driven by operating expenses incurred on 15 properties acquired in the Merger in 2016, most of which are triple net leases, additional property operating expenses incurred for three properties acquired during first quarter of 2017, partially offset by the impact of our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, bad debt expense, and currency declines.
Fire Loss
During the six months ended June 30, 2017, we recognized a fire loss of $0.5 million arising from cleanup costs related to a fire sustained at one of our office properties. We expect to be reimbursed for such losses upon settlement of our insurance claim.
Operating Fees to Related Parties
Operating fees to related parties were $11.4 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum and a Variable Base Management Fee, both payable in cash, and an Incentive Fee, payable in cash and shares, if the applicable hurdles are met (see Note 11 — Related Party Transactions for details). The increase is a result of the variable base management fee of $1.4 million due to the issuance of $220.9 million of equity in connection with the Merger and shares of Common Stock issued pursuant to the ATM Program. In addition, our operating fees to related parties increased due to an increase of $0.3 million in the property management fees incurred on the acquisition of 15 properties in connection with the in the Merger in 2016, most of which are triple net leases, the acquisition of three properties during first quarter of 2017, partially offset by our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, and currency declines. No Incentive Compensation was earned for the six months ended June 30, 2017 and 2016.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2017 and 2016, property management fees were $2.2 million and $1.9 million, respectively. The Property Manager elected to waive $1.2 million of the property management fees for the six months ended June 30, 2017 and 2016. There was no Incentive Compensation incurred for the six months ended June 30, 2017 and 2016.
Acquisition and Transaction Related Costs
We recognized $1.1 million of acquisition and transaction costs during the six months ended June 30, 2017, which consisted of $0.8 million for third party professional fees related to the Merger and $0.3 million related to the ATM Program, the Reverse Stock Split, and legal costs related to dead deals. Our 2017 acquisitions and dispositions to date are considered as asset acquisitions and disposal, therefore any applicable transaction costs were capitalized. Acquisition and transaction related expenses for the six months ended June 30, 2016 of $(0.1) million were related to the reversal of 2015 period estimates for obligations settled.
General and Administrative Expense
General and administrative expense of $3.8 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively, primarily consist of board member compensation, directors' and officers' liability insurance, and professional fees including audit and taxation services. The increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to the appointment of additional directors to our board of directors, increase in directors and officer's liability insurance premiums, and professional fees.

Equity Based Compensation
Equity based compensation (income) expense was $(2.2) million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. Equity based compensation for the six months ended June 30, 2017 and 2016 related to the (accretion)amortization of the OPP of $(2.6) million and $0.9 million based on changes in the fair value of the OPP offset by the amortization of the restricted shares granted to our independent directors of $0.4 million and $0.2 million, respectively. The decrease in equity based compensation for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is primarily due to a decrease in the OPP valuation which resulted from the second year of the performance period under the OPP having ended without any LTIP Units earned, a decrease in our stock price, and our peer groups have generally outperformed us.
Depreciation and Amortization
Depreciation and amortization expense was $54.6 million and $47.6 million for the six months ended June 30, 2017 and 2016, respectively. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase in 2017 is due to depreciation and amortization expense incurred for the 15 properties acquired in the Merger and three properties acquired during the first quarter of 2017, partially offset by the lack of depreciation and amortization expense for the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017.
Interest Expense
Interest expense was $23.2 million and $21.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily related to debt assumed in the Merger, offset by pay downs of debt due to the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017, and the pay down and termination of the mezzanine facility on March 30, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
Gains on dispositions of real estate investments for the six months ended June 30, 2017 of $0.8 million related to the disposition of Kulicke & Soffa located in Ft. Washington, Pennsylvania, which resulted in a gain on sale of disposition of $0.4 million, true up for the deferred rent on disposition of one of the Fresenius properties sold in 2016 for $0.1 million, and the reversal of the prior year Gain Fee (see Note 11 — Related Party Transactions for details) of $0.6 million. There were no gains or losses on dispositions during the six months ended June 30, 2016.
Foreign Currency and Interest Rate Impact on Operations
The losses of $3.5 million and gains of $3.5 million on derivative instruments for the six months ended June 30, 2017 and 2016, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies.
The losses of $3.9 million and gains of $4.2 million on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2017 and 2016, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $1.4 million and $1.0 million for the three months ended June 30, 2017, and 2016, respectively.
Cash Flows for Six Months Ended June 30, 2017
During the six months ended June 30, 2017, net cash provided by operating activities was $68.9 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees to related parties paid for asset and property management, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the six months ended June 30, 2017 reflect net income of $12.7 million adjusted for non-cash items of $49.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $0.8 million.

Net cash used in investing activities during the six months ended June 30, 2017 of $18.4 million is related to proceeds from sale of real estate investments of $12.4 million for the disposition of Kulicke & Soffa, acquisition of three properties with an aggregate base purchase price of $30.3 million, which were funded by cash on hand, and capital expenditures of $0.5 million.
Net cash used in financing activities of $55.6 million during the six months ended June 30, 2017 related to borrowings on credit facility of $75.3 million, related party notes receivable acquired in Merger of $3.9 million, and proceeds from the issuance of stock of $18.5 million, offset by repayments on the credit facility of $5.1 million, the mezzanine facility of $56.5 million, and mortgage notes payable of $21.8 million. Other payments included are dividends to stockholders of $70.8 million and distributions to non-controlling interest holders of $0.4 million.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $59.9 million. The level of cash flows provided by operating activities is driven by rental income received, asset and property management fees, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the six months ended June 30, 2016 reflect a net income of $22.5 million adjusted for non-cash items of $47.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium, amortization of above/below-market lease and ground lease assets and liabilities, unbilled straight-line rent, and equity based compensation) and working capital items of $5.6 million.
Net cash used in investing activities during the six months ended June 30, 2016 of $0.2 million.
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
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $67.4 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend.
Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 6 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include net proceeds received from our ATM Program, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties and undistributed funds from operations, if any.
As of June 30, 2017, we sold 0.8 million of Common Stock through the ATM Program and collected net proceeds of $18.3 million. We paid fees of $0.2 million to the Agents with respect to sales of shares of Common Stock sold pursuant to the ATM Program.
As of June 30, 2017, we had a revolving credit facility (the "Credit Facility") that permitted us to borrow up to $740.0 million. The initial maturity date of the Credit Facility was July 25, 2016. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017, for an extension fee of $1.5 million. A portion of foreign currency draws under the Credit Facility are designated as net investment hedges of our investments during the periods reflected in the consolidated statements of operations (see Note 8 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion). As of June 30, 2017, total outstanding advances under the Credit Facility were $722.1 million(including £160.2 million and €255.7 million). As of June 30, 2017, the Credit Facility reflected variable and fixed rate borrowings with a weighted average effective interest rate of 2.7% after giving effect to interest rate swaps in place (see Note 5 — Credit Borrowings to our unaudited consolidated financial statements for further discussion).
On July 24, 2017, we entered into a new credit agreement that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “New Credit Facility”). Concurrently, we terminated the Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million, and $221.6 million) with proceeds from the New Credit Facility and $4.9 million from cash on hand.

The aggregate total commitments under the New Credit Facility are $725.0 million based on USD equivalents. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the New Credit Facility, with total commitments under the New Credit Facility not to exceed $950.0 million.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at our option. The Term Facility is interest-only and matures on July 24, 2022.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Following the closing, $4.1 million was available for future borrowings under the Revolving Credit Facility.
In connection with the replacement of our existing Credit Facility with our New Credit Facility, and the change in borrowings by currency resulting therefrom, we terminated our existing £160.3 million notional GBP-LIBOR interest rate swap and entered into a new $150.0 million notional five year USD-LIBOR interest rate swap. Additionally, we novated our existing €224.4 million notional Euribor interest rate swap from our existing counterparty to a new counterparty.
On March 30, 2017, we terminated the mezzanine facility agreement and repaid in full the outstanding balance of $56.5 million or €52.7 million (see Note 5 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the facilities.
As of June 30, 2017, we had secured gross mortgage notes payable net of mortgage discount of $775.1 million and outstanding advances under our Credit Facility of $722.1 million. Our debt leverage ratio was 48.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2017. See Note 7 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of June 30, 2017.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate compliance with specific reporting covenants. As of June 30, 2017, we were in compliance with the debt covenants under our loan agreements.
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to stockholders (in accordance with GAAP)(1)	$5,200	$15,763	$12,629	$22,251
Depreciation and amortization	27,497	23,812	54,611	47,568
Losses (gains) on dispositions of real estate investments	143	—	(814)	—
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(4)	(252)	(75)	(504)
FFO (as defined by NAREIT) attributable to stockholders	32,836	39,323	66,351	69,315
Acquisition and transaction fees (2)	443	27	1,139	(102)
Fire loss (3)	500	—	500	—
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	—	(2)	1
Core FFO attributable to stockholders	33,779	39,350	67,988	69,214
Non-cash equity based compensation	(2,235)	70	(2,219)	1,114
Non-cash portion of interest expense	943	2,400	1,823	4,818
Straight-line rent (1)	(3,039)	(2,722)	(6,917)	(5,523)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	504	(27)	908	(11)
Eliminate unrealized losses (gains) on foreign currency transactions (4)	3,111	(2,347)	4,903	(538)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	2,971	(4,252)	3,853	(4,154)
Amortization of mortgage premium (discount), net and mezzanine discount	151	(119)	304	(240)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	(3)	74	(4)	48
AFFO attributable to stockholders	$36,182	$32,427	$70,639	$64,728

Summary
FFO (as defined by NAREIT) attributable to stockholders	$32,836	$39,323	$66,351	$69,315
Core FFO attributable to stockholders	$33,779	$39,350	$67,988	$69,214
AFFO attributable to stockholders	$36,182	$32,427	$70,639	$64,728
______________________________

(1)
Includes an out-of-period adjustments of $0.5 million during the three and six months ended June 30, 2017 for additional rental income and unbilled straight-line rent. See Note 2 — Summary of Significant Accounting Policies for additional information.

(2)
For the three and six months ended June 30, 2017, Merger related costs were $0.1 million and $0.8 million, respectively. There were no Merger related costs for the three and six months ended June 30, 2016.

(3)	Loss arising from cleanup costs related to a fire sustained at one of our office properties.

(4)
For the three and six months ended June 30, 2017, losses on foreign currency transactions were $3.0 million and $3.5 million, which were comprised of unrealized losses of $3.1 million and $4.9 million, offset by realized gains of $0.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2016, gains on foreign currency transactions were $3.8 million and $3.4 million, which were comprised of unrealized gains of $2.3 million and $0.5 million and realized gains of $1.5 million and $2.9 million. For AFFO purposes, we add back unrealized (gains) losses.

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
During the six months ended June 30, 2017, dividends paid to common stockholders were $71.2 million, inclusive of $0.4 million of distributions paid for OP Units and LTIP Units. During the six months ended June 30, 2017, $68.9 million of cash used to pay dividends was generated from cash flows from operations and $2.3 million from proceeds from sale of real estate investments. Using cash on hand to pay dividends reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity.
The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended June 30, 2017
	March 31, 2017		June 30, 2017
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to stockholders	$35,293		$35,466		$70,759
Other (1)	255		160		415
Total dividends	$35,548		$35,626		$71,174

Source of dividend coverage:
Cash flows provided by operations	$32,728	92.1%	$36,188	101.6%	$68,916	96.8%
Proceeds from sale of real estate investments	—	—%	2,258	6.3%	2,258	3.2%
Available cash on hand	2,820	7.9%	(2,820)	(7.9)%	—	—%
Total sources of dividend coverage	$35,548	100.0%	$35,626	100.0%	$71,174	100.0%

Cash flows provided by operations (GAAP basis) (2)	$32,728		$36,188		$68,916

Net income attributable to stockholders (in accordance with GAAP)	$7,429		$5,200		$12,629
______________________________

(1)
Includes distributions paid of $0.1 million for the OP Units three and six months ended June 30, 2017 and distributions paid of $0.2 million and $0.3 million to the participating LTIP Units during the three and six months ended June 30, 2017.

(2)	Cash flows provided by operations for the year ended June 30, 2017 reflect acquisition and transaction related expenses of $1.1 million.
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

We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in foreign exchange rates, such as the GBP-USD and EUR-USD exchange rates (see Note 8 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at June 30, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$777,455	$9,048	$558,487	$209,920	$—
Interest on mortgage notes payable (1)	53,610	20,647	29,491	3,472	—
Principal on Credit Facility (2)	722,108	722,108	—	—	—
Interest on Credit Facility (1) (2)	789	789	—	—	—
Operating ground lease rental payments due (3)	49,341	1,368	2,736	2,736	42,501
Total (4) (5)	$1,603,303	$753,960	$590,714	$216,128	$42,501
_________________________

(1)	Assumes on exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable.

(2)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining which we did not exercise. On July 24, 2017, we repaid the Credit Facility and entered into the New Credit Facility (see Note 5 — Credit Borrowings for further details).

(3)	Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.

(4)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2017, which consisted primarily of the Euro and British Pounds. At June 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 10 — Commitments and Contingencies and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations for details).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2017, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liabilities position of $11.9 million (Note 7 — Fair Value of Financial Instruments).
As of June 30, 2017, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, had a total carrying value of $1.5 billion and a total estimated fair value of $1.5 billion and a weighted average effective interest rate per annum of 2.7%. As of June 30, 2017, our total consolidated debt under our Credit Facility and secured mortgage financings included fixed borrowings was $1.2 billion with a weighted average effective interest rate per annum of 2.6% and variable debt of $343.7 million with a weighted average effective interest rate per annum of 2.9%. At June 30, 2017, a significant portion (approximately 77.1%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at June 30, 2017 ranged from 1.0% to 5.3%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 2.1% to 3.0%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2017:

(In thousands)		Fixed-rate debt (1)(2)		Variable-rate debt (1)	Total Debt
2017 (remainder)	(3)	$465,861	(3)	$257,395	$723,256
2018		78,413		52,800	131,213
2019		280,925		—	280,925
2020		287,481		33,550	321,031
2021		43,138		—	43,138
2022		—		—	—
Thereafter		—		—	—
Total		$1,155,818		$343,745	$1,499,563
_________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable.

(2)	Fixed rate debt includes variable debt that bear interest at margin plus a floating rate which is mostly fixed through our interest rate swap agreements

(3)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining which we did not exercise. On July 24, 2017, we repaid the Credit Facility and entered into the New Credit Facility (see Note 5 — Credit Borrowings for further details).

The estimated fair value of our fixed-rate debt and our variable-rate debt that at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2017 by an aggregate increase of $1.5 million or an aggregate decrease of $2.0 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2017 would increase or decrease by $3.4 million and $3.0 million, respectively for each respective 1% increase or decrease in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows in our functional currency. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of June 30, 2017, the Company had draws of £66.6 million ($86.5 million based on the aforementioned exchange rate as of June 30, 2017) in excess of its net investments (Note 8 — Derivatives and Hedging Activities).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the put options’ strike rate at maturity, the option would be considered in-the-money and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $2.3 million and $0.3 million, respectively at June 30, 2017 (Note 7 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$34,386	$25,580	$59,966
2018	69,059	51,665	120,724
2019	69,391	52,853	122,244
2020	69,746	54,262	124,008
2021	70,095	54,915	125,010
2022	70,459	54,329	124,788
Thereafter	195,090	300,899	495,989
Total	$578,226	$594,503	$1,172,729
_______________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable.
Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of June 30, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$—	$988	$988
2018	—	78,077	78,077
2019	182,043	98,527	280,570
2020	173,492	113,617	287,109
2021	16,563	—	16,563
2022	—	—	—
Thereafter	—	—	—
Total	$372,098	$291,209	$663,307

Future Debt Service Payments (1) (2)
Credit Facility (3)
(In thousands)	Euro	British pound sterling	Total
2017 (remainder)	$292,142	$208,366	$500,508
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
2022	—	—	—
Thereafter	—	—	—
Total	$292,142	$208,366	$500,508
_______________________

(1)
Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.14 for Euro as of June 30, 2017 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2017.

(3)
The initial maturity date of the Credit Facility was July 25, 2016 with two one-year extension options. On July 25, 2016, we extended the maturity date of the Credit Facility to July 25, 2017 with an additional one-year extension option remaining which we did not exercise. On July 24, 2017, we repaid the Credit Facility and entered into the New Credit Facility (see Note 5 — Credit Borrowings for further details).

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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of June 30, 2017, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price or acquisition value for the properties acquired through Merger, the majority of our properties, 50.5%, are located in Europe and 49.5% are located in the U.S. including the Commonwealth of Puerto Rico. Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and the Commonwealth of Puerto Rico 49.1% and the remaining are in Finland (6.1%), France (5.2%), Germany (8.5%), Luxembourg (2.1%), The Netherlands (6.8%) and United Kingdom (22.2%) at June 30, 2017. No individual tenant accounted for more than 10% of our annualized rental income at June 30, 2017. Based on annualized rental income, at June 30, 2017, our directly owned real estate properties contain significant concentrations in the following asset types: office (59.5%), industrial/distribution (30.7%), and retail (9.8%).

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company's cash flows provided by operations were $68.9 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company paid dividends of $71.2 million, inclusive of $0.4 million of distributions paid for OP Units and LTIP Units, of which $68.9 million, or 96.8%, was funded from cash flows provided by operations and $2.3 million, or 3.2%, was funded from proceeds from sale of real estate investments.
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
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor. Neither the Company nor the Advisor has an employment agreement with any of these key personnel, except for the agreement between Mr. Nelson and the Advisor, and we cannot guarantee that all, or any particular one, will remain affiliated with us or the Advisor. If any of our key personnel were to cease their affiliation with the Advisor, our operating results could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor's ability to implement our investment strategies could be delayed or hindered, and the value of an investment in the Company's shares may decline.
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
Nicholas Radesca
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 7, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)	Amendment No. 1 to Equity Distribution Agreement.
3.1 (2)	Articles of Amendment of the Company, effective May 24, 2017.
10.1 (3)	Credit Agreement, dated as of July 24, 2017, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National as agent.
10.2 (3)
Unconditional Guaranty of Payment and Performance, dated as of July 24, 2017, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.3 (3)
Contribution Agreement, dated as of July 24, 2017, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, and the other subsidiary parties thereto.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2017.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 24, 2017.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 24, 2017.