Form 10-Q
period 2017-09-30
Global Net Lease, Inc.
filed 2017-11-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2017, the registrant had 67,286,817 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$396,018	$376,704
Buildings, fixtures and improvements	2,079,734	1,967,930
Acquired intangible lease assets	615,656	587,061
Total real estate investments, at cost	3,091,408	2,931,695
Less accumulated depreciation and amortization	(308,463)	(216,055)
Total real estate investments, net	2,782,945	2,715,640
Cash and cash equivalents	71,301	69,831
Restricted cash	5,314	7,497
Derivatives, at fair value (Note 8)	842	28,700
Unbilled straight-line rent	40,963	30,459
Prepaid expenses and other assets	20,246	17,577
Related party notes receivable acquired in Merger (Note 3)	—	5,138
Due from related parties	16	16
Deferred tax assets	1,674	1,586
Goodwill and other intangible assets, net	22,588	13,931
Deferred financing costs, net	7,412	1,092
Total assets	$2,953,301	$2,891,467

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs ($4,043 and $5,103 as of September 30, 2017 and December 31, 2016, respectively)	$794,919	$749,884
Term Loan Payable, net of deferred financing costs ($3,402 and $0 as of September 30, 2017 and December 31, 2016, respectively)	226,552	—
Mortgage (discount) premium, net	(2,172)	(2,503)
Revolving credit facility	418,034	616,614
Mezzanine facility, net of discount	—	55,383
Below-market lease liabilities, net	31,408	33,041
Derivatives, at fair value (Note 8)	13,776	15,457
Due to related parties	1,233	2,162
Accounts payable and accrued expenses	24,553	22,861
Prepaid rent	20,511	18,429
Deferred tax liability	15,583	15,065
Taxes payable	6,797	9,059
Dividends payable	461	34
Total liabilities	1,551,655	1,535,486
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 16,670,000 shares authorized:
7.25% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding as of September 30, 2017 and no shares issued and outstanding as of December 31, 2016.	40	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 67,286,817 and 66,258,559 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,003	1,990
Additional paid-in capital	1,826,236	1,708,541
Accumulated other comprehensive income	9,118	(16,695)
Accumulated deficit	(437,962)	(346,058)
Total stockholders' equity	1,399,435	1,347,778
Non-controlling interest	2,211	8,203
Total equity	1,401,646	1,355,981
Total liabilities and equity	$2,953,301	$2,891,467
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$61,270	$50,756	$179,976	$154,003
Operating expense reimbursements	3,600	2,495	12,717	7,398
Total revenues	64,870	53,251	192,693	161,401

Expenses:
Property operating	7,202	4,201	22,008	13,390
Fire loss (recovery)	(305)	—	195	—
Operating fees to related parties	6,390	4,862	17,833	14,638
Acquisition and transaction related	1,141	2,479	2,280	2,377
General and administrative	2,468	1,714	6,291	5,298
Equity based compensation	(391)	1,293	(2,610)	2,407
Depreciation and amortization	29,879	23,482	84,490	71,050
Total expenses	46,384	38,031	130,487	109,160
Operating income	18,486	15,220	62,206	52,241
Other income (expense):
Interest expense	(12,479)	(8,914)	(35,644)	(30,117)
Gains on dispositions of real estate investments	275	1,320	1,089	1,320
(Losses) gains on derivative instruments	(3,125)	375	(6,585)	3,856
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	88	1,459	(3,765)	5,613
Other income	2	4	12	21
Total other expense, net	(15,239)	(5,756)	(44,893)	(19,307)
Net income before income tax	3,247	9,464	17,313	32,934
Income tax expense	(760)	(448)	(2,176)	(1,428)
Net income	2,487	9,016	15,137	31,506
Non-controlling interest	—	(73)	(21)	(312)
Preferred dividends	(383)	—	(383)	—
Net income attributable to common stockholders	$2,104	$8,943	$14,733	$31,194

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to stockholders	$0.03	$0.16	$0.21	$0.54
Basic and diluted weighted average shares outstanding	67,286,615	56,463,396	66,739,723	56,314,184
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,487	$9,016	$15,137	$31,506

Other comprehensive income (loss)
Cumulative translation adjustment	9,103	(188)	19,903	(274)
Designated derivatives, fair value adjustments	2,710	762	5,939	(11,452)
Other comprehensive income (loss)	11,813	574	25,842	(11,726)

Comprehensive income	14,300	9,590	40,979	19,780
Amounts attributable to non-controlling interest
Net income	—	(73)	(21)	(312)
Cumulative translation adjustment	(3)	4	(18)	5
Designated derivatives, fair value adjustments	(3)	(18)	(11)	111
Comprehensive income attributable to non-controlling interest	(6)	(87)	(50)	(196)

Preferred dividends	(383)	—	(383)	—

Comprehensive income attributable to stockholders	$13,911	$9,503	$40,546	$19,584
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2017
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2016	—	$—	66,258,559	$1,990	$1,708,541	$(16,695)	$(346,058)	$1,347,778	$8,203	$1,355,981
Issuance of common stock	—	—	820,988	8	18,721	—	—	18,729	—	18,729
Conversion of OP Units to common stock	—	—	181,841	5	2,624	—	—	2,629	(2,629)	—
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(187)	—	—	(187)	—	(187)
Issuance of preferred shares, net	4,000,000	40	—	—	96,308	—	—	96,348	—	96,348
Common dividends declared	—	—	—	—	—	—	(106,637)	(106,637)	—	(106,637)
Preferred dividends declared	—	—	—	—	—	—	(383)	(383)	—	(383)
Equity-based compensation	—	—	25,429	—	545	—	—	545	(3,155)	(2,610)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(574)	(574)
Net Income	—	—	—	—	—	—	15,116	15,116	21	15,137
Cumulative translation adjustment	—	—	—	—	—	19,885	—	19,885	18	19,903
Designated derivatives, fair value adjustments	—	—	—	—	—	5,928	—	5,928	11	5,939
Rebalancing of ownership percentage	—	—	—	—	(316)	—	—	(316)	316	—
Balance, September 30, 2017	4,000,000	$40,000	67,286,817	$2,003	$1,826,236	$9,118	$(437,962)	$1,399,435	$2,211	$1,401,646
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,137	$31,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,065	37,770
Amortization of intangibles	40,425	33,280
Amortization of deferred financing costs	3,021	5,769
Amortization of mortgage discounts and premiums, net	548	(361)
Amortization of mezzanine discount	17	—
Amortization of below-market lease liabilities	(2,510)	(1,882)
Amortization of above-market lease assets	3,202	1,688
Amortization of above- and below- market ground lease assets	705	125
Bad debt expense	1,150	160
Unbilled straight-line rent	(8,987)	(8,059)
Equity based compensation	(2,610)	2,407
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	8,501	1,068
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	3,765	(5,613)
Payments for settlement of derivatives	(1,547)	—
Gains on dispositions of real estate investments	(1,089)	(1,320)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(3,819)	(1,918)
Deferred tax assets	(96)	(13)
Accounts payable and accrued expenses	1,276	(1,601)
Prepaid rent	2,082	(1,451)
Deferred tax liability	1,526	448
Taxes payable	(2,262)	(1,956)
Net cash provided by operating activities	102,500	90,047
Cash flows from investing activities:
Investment in real estate and real estate related assets	(37,113)	—
Capital expenditures	(1,203)	(200)
Proceeds from sale of real estate investments	12,440	13,414
Proceeds from settlement of derivatives	10,625	—
Net cash used in investing activities	(15,251)	13,214
Cash flows from financing activities:
Borrowings under credit facility	571,203	16,485
Repayments on credit facility	(810,798)	(42,136)
Repayment of mezzanine facility	(56,537)	—
Payments on mortgage notes payable	(21,836)	(561)
Proceeds from term loan	225,000	—
Proceeds from issuance of common stock	18,729	—
Proceeds from issuance of preferred stock, net	96,348	—
Payments of common stock offering costs	(187)	—
Payments of financing costs	(12,539)	(2,905)
Dividends paid	(106,593)	(90,136)
Distributions to non-controlling interest holders	(574)	(1,749)
Related party notes receivable acquired in Merger	5,138	—
Advances from related parties, net	—	401
Restricted cash	2,183	(341)
Net cash used in financing activities	(90,463)	(120,942)
Net change in cash and cash equivalents	(3,214)	(17,681)
Effect of exchange rate changes on cash	4,684	(1,984)
Cash and cash equivalents, beginning of period	69,831	69,938
Cash and cash equivalents, end of period	$71,301	$50,273

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
Supplemental Disclosures:
Cash paid for interest	$32,380	20,741	$25,588
Cash paid for income taxes	4,438		3,027
Non-Cash Investing and Financing Activities:
Conversion of OP Units to common stock (Note 1)	2,629		9,277
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
As of September 30, 2017, the Company owned 313 properties consisting of 22.3 million rentable square feet, which were 99.4% leased, with a weighted average remaining lease term of 9.1 years. Based on original purchase price or acquisition value with respect to properties acquired in the Mergers, 50.4% of the Company's properties are located in Europe and 49.6% of the Company's properties are located in the U.S. and the Commonwealth of Puerto Rico. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of September 30, 2017, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On September 7, 2017, the Company and the OP, entered into an underwriting agreement (the “Underwriting Agreement”) with BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated, as representatives of the underwriters listed on Schedule I thereto pursuant to which the Company agreed to issue and sell 4,000,000 shares of the Company’s new class of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, (the “Series A Preferred Stock”), in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of Series A Preferred Stock. On September 12, 2017, the Company completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by the Company. On October 11, 2017, the underwriters exercised an option to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 259,650 shares of Series A Preferred Stock, which generated gross proceeds of $6.5 million after adjusting for the amount of dividends declared per share for the period from September 12, 2017 to September 30, 2017 and payable to holders of record as of October 6, 2017, and resulted in net proceeds of $6.3 million, after deducting underwriting discounts and offering costs paid by the Company.
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. (together, the “Agents”) to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). Common Stock issued under the ATM Program is registered pursuant to the Company's shelf registration statement on Form S-3 (Registration No. 333-214579). During the nine months ended September 30, 2017, the Company sold 0.8 million shares of Common Stock through the ATM Program for net sales proceeds of $18.5 million.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2017. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2017, other than the updates described below and the subsequent notes.
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
September 30, 2017
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and nine months ended September 30, 2017, the Company recognized an income tax expense of $0.8 million and $2.2 million, respectively. For the three and nine months ended September 30, 2016, the Company recognized an income tax expense of $0.4 million and $1.4 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
Out-of-period adjustment
During the nine months ended September 30, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014. The Company concluded that this adjustment was not material to the financial position or results of operations for the current period or any prior period.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In January 2017, the FASB issued ASU 2017-01 Clarifying the Definition of a Business (Topic 805) guidance that revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since the Company expects most of its future acquisitions to be classified as asset acquisitions under this new standard. All four of the Company's acquisitions during 2017 have been classified as asset acquisitions.
Pending Adoption:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective approach upon adoption and does not expect that this will result in a significant cumulative-effect adjustment to equity.
The Company has progressed in its project plan in evaluating our various revenue streams in order to identify any differences in the timing, measurement or presentation of revenue recognition under ASC 606 and ASC Topic 842, Leases (“ASC 842”). Based on the Company’s evaluation of its various revenue streams, the Company believes that gains on sales of real estate could be affected by adoption of ASC 606. The Company expects that this standard could have an impact on the timing of gains on certain sales of real estate as a result of more transactions generally qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Specifically, the Company expects that this would impact partial sales of real estate in situations where the Company no longer retains a controlling financial interest. If the Company were to enter into partial sales of real estate, the Company would derecognize the real estate asset consistent with the principles outlined in ASC 606 and any retained non-controlling ownership interest would be measured at fair value consistent with the guidance on noncash consideration in ASC 606.
The Company is continuing to evaluate any differences in the timing, measurement, or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes resulting from ASC 606 as well as ASC Topic 842, Leases as discussed below.
In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASC 842 supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. ASC 842 will impact the lease accounting model for both lessees and lessors. The Company will adopt this guidance effective January 1, 2019.
The Company is a lessee for some properties in which it has ground leases as of September 30, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company anticipates that it will elect the following practical expedients, which must be elected

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

as a package and applied consistently by an entity to all of its leases, which allow the Company to not have to reassess the following upon adoption: (i) whether any expired or existing contract contains a lease, (ii) lease classification related to expired or existing leases, or (iii) whether costs incurred on existing leases qualify as initial direct costs. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact from this adoption to the Company's consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230) guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact from this adoption to the Company's consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued ASU 2016-18 Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (Topic 230) guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The Company will adopt this guidance effective January 1, 2018, using a retrospective transition method. As a result, the Company will restate its statements of cash flows for all periods presented to include restricted cash in the beginning and ending cash balances and remove all transfers between cash and restricted cash from operating, investing and financing activities.
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
In February 2017, the FASB issued ASU 2017-05 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold.
In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718) guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future modifications to the Company's issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption to have an immaterial impact on the Company's consolidated financial statements.
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
In addition, as provided in the Merger Agreement, all outstanding restricted shares of common stock of Global II became fully vested and entitled to receive the Merger Consideration.
The Company issued 9.6 million shares of its Common Stock as consideration in the Merger. Based upon the closing price of the shares of Common Stock of $23.10 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares of common stock and OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.
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
September 30, 2017
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Allocation of Consideration
The consideration transferred pursuant to the Merger was allocated to the assets acquired and liabilities assumed for Global II, based upon their estimated fair values as of the Merger Date. As of December 31, 2016, the allocations in the table below from land, buildings and fixtures and improvements, acquired intangible lease assets and liabilities, were assigned to each class of assets and liabilities and made with assistance from a third party specialist for the Merger acquisitions acquired on the Merger Date. The following table summarizes the fair values of the assets acquired and liabilities assumed, including all measurement period adjustments as of September 30, 2017.

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
September 30, 2017
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
Upon consummation of the Merger, Class B Units were tendered to Global II and the balance of the excess amount of $5.1 million was payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the Company in the Merger. As of September 30, 2017, the Company had received the full amount of $5.1 million in payments with respect to the excess organization and offering costs incurred by Global II.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2017 based on contract purchase price and exchange rate at the time of purchase. All of the Company's acquisitions during the nine months ended September 30, 2017 were asset acquisitions. There were no acquisitions during the nine months ended September 30, 2016.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2017
Real estate investments, at cost:
Land	$6,359
Buildings, fixtures and improvements	27,220
Total tangible assets	33,579
Intangibles acquired:
In-place leases	4,859
Above market lease assets	47
Below market lease liabilities	(1,372)
Total assets acquired, net	37,113
Cash paid for acquired real estate investments	$37,113
Number of properties purchased	4
Dispositions
As of September 30, 2017 and December 31, 2016, the Company did not have any properties that were classified as assets held for sale. The Company did not sell any real estate assets during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company sold three properties for a total contract sales price of $13.9 million resulting in a gain of $1.3 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company sold its property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million resulting in a gain of $0.4 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the nine months ended September 30, 2017. Also included in gains on dispositions of real estate investments during the three and nine months ended September 30, 2017 is a $0.3 million and $0.8 million reduction in the Gain Fee (as defined below), respectively, payable to the Advisor, which was estimated and accrued for the year ended December 31, 2016, as a result of reinvestments during the nine months ended September 30, 2017 (see Note 11 —  Related Party Transactions for details) and a $0.1 million reduction to gain on disposition associated with a property sold in 2016 related post-closing settlement of deferred rent.
Write-off of intangibles
In connection with the financial difficulties of a tenant, the Company wrote off the tenant related lease intangibles with a carrying amount of $1.8 million, net of accumulated amortization during the three and nine months ended September 30, 2017. This amount is included in depreciation and amortization in the Company's Consolidated Statement of Operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2017 (remainder)	$60,522
2018	243,191
2019	246,194
2020	249,170
2021	247,218
2022	237,629
Thereafter	852,026
$2,135,950
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.18 for EUR as of September 30, 2017 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2017 and 2016.
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2017 and 2016.

	September 30,
Country, State or Territory	2017	2016
United Kingdom	22.4%	17.3%
United States and Puerto Rico:
Texas	*	11.2%
United States and Puerto Rico	51.0%	50.2%
___________________________________________

*	Annualized rental income on a straight-line basis was not 10% or greater of total annualized rental income as of the period specified.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5 — Credit Borrowings
Prior Credit Facility
On July 25, 2013, the Company, through the OP, entered into a credit facility (as amended from time to time thereafter, the "Prior Credit Facility") that provided for borrowings of up to $740.0 million (subject to borrowing base availability). The Company had $616.6 million (including £177.2 million and €258.9 million) outstanding under the Prior Credit Facility as of December 31, 2016.
The Company had the option, based upon its consolidated leverage ratio, to have draws under the Prior Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate was defined in the Prior Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Prior Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Prior Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Prior Credit Facility is less than 50% of the available facility.The unused borrowing capacity under the Credit facility as of December 31, 2016 was $113.0 million.
On July 24, 2017, the Company terminated the Prior Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility (as described below) and $4.9 million from cash on hand.
Credit Facility
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The aggregate total commitments under the Credit Facility are $725.0 million based on USD equivalents at closing. Upon request of the Company, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
At the closing of the Credit Facility, the Company, through the OP, borrowed $720.9 million based on USD equivalent at closing (including €194.6 million under the Term Facility, and $409.0 million, £40.0 million and €30.0 million under the Revolving Credit Facility). On September 18, 2017, the Company repaid $80.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from the issuance of Series A Preferred Stock. As of September 30, 2017, the Company had $648.0 million (including €194.6 million under the Term Facility and $329.0 million, £40.0 million and €30.0 million under the Revolving Credit Facility) outstanding under the Credit Facility. On October 27, 2017, the Company repaid an additional $120.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from a new loan. See Note 15 — Subsequent Events, CMBS Loan Agreement, for additional details.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin will initially be determined based on a range from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of September 30, 2017, the Credit Facility had a weighted average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
The Credit Facility requires the Company through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of September 30, 2017, approximately $82.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
The Company and certain of its subsidiaries have guaranteed the OP's obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
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
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter (the "Bridge Commitment"), pursuant to which UBS Securities LLC and UBS AG, Stamford Branch agreed to provide a $150.0 million senior secured bridge loan facility for a term of 364 days from the date of the Merger. The Bridge Commitment required a 1.50% fee of the commitment amount upon execution. Upon closing of the Merger, the Company did not exercise its rights under the Bridge Commitment and as a result thereof, the Bridge Commitment was automatically terminated with the Merger.
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
Unencumbered Assets
The total gross carrying value of unencumbered assets as of September 30, 2017 was $1.5 billion.
Note 6 — Mortgage Notes Payable
Mortgage notes payable as of September 30, 2017 and December 31, 2016 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2017	December 31, 2016				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$33,553	$29,878	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	34,233	30,483	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan (5)	1	9,806	8,732	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi (5)	1	6,852	6,102	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (5)	1	42,414	37,768	1.7%	(2)	Fixed	Dec. 2019
	Worldline (5)	1	5,907	5,260	1.9%	(2)	Fixed	Jul. 2020

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2017	December 31, 2016				Maturity
	DCNS (5)	1	11,224	9,994	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II (5)	2	12,405	11,046	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	12,523	11,152	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,317	4,734	2.4%		Fixed	Jan. 2019
	RWE AG	3	73,841	65,753	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	6,214	5,534	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	31,308	27,879	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I (5)	1	4,726	4,208	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg (5)	1	42,532	37,873	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (5)	1	51,984	46,290	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	384,839	342,686

United Kingdom:	McDonald's	1	1,018	938	4.1%	(2)	Fixed	Oct. 2017
	Wickes Building Supplies I	1	2,608	2,402	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,359	4,936	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,039	7,405	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,211	2,036	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,034	6,479	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,546	2,345	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	17,082	15,735	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	25,790	23,757	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	21,034	19,376	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	10,129	9,330	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,330	5,831	3.5%	(2)	Fixed	May 2020
	Capgemini	1	7,369	6,788	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	33,199	30,581	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,188	3,858	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,457	2,263	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,287	3,949	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,125	4,721	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	7,221	6,652	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,584	12,513	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,180	2,930	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	12,442	11,461	3.4%	(2)	Fixed	Aug. 2020
	Foster Wheeler (5)	1	52,652	48,501	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins (5)	1	37,614	34,648	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee (5)	1	7,556	6,960	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	43	300,054	276,395

United States:	Quest Diagnostics	1	52,799	52,800	3.2%	(3)	Variable	Sep. 2018
	Western Digital	1	17,445	17,682	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	3.2%	(4)	Variable	Dec. 2020
	FedEx Freight (5)	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water (5)	1	4,110	4,110	4.5%		Fixed	Jun. 2021
Puerto Rico:	Encanto Restaurants (6)	18	—	21,599	6.3%		Fixed	Jun. 2017
	Total USD denominated	5	114,069	135,906
	Gross mortgage notes payable	70	798,962	754,987	2.6%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate	Interest Rate
Country	Portfolio		September 30, 2017	December 31, 2016			Maturity
	Deferred financing costs, net of accumulated amortization	—	(4,043)	(5,103)	—%
	Mortgage notes payable, net of deferred financing costs	70	$794,919	$749,884	2.6%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the periods presented.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.

(5)	New mortgages acquired as part of the Merger on the Merger Date.

(6)
The effective interest rate of 6.3% and 18 properties is not included in the calculation of weighted average effective interest rate and encumbered properties total as of September 30, 2017, respectively, as the loan was paid off as of June 30, 2017.

In connection with the Mergers, the OP assumed outstanding gross mortgage notes payable encumbering properties owned by Global II with an estimated aggregate fair value of $279.0 million at the Merger Date.
The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of September 30, 2017:

(In thousands)	Future Principal Payments (1)
2017 (remainder)	$1,100
2018	133,584
2019	290,151
2020	330,422
2021	43,705
2022	—
Thereafter	—
Total	$798,962
_________________________

(1)	Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.18 for EUR as of September 30, 2017 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2017, the Company was in breach of a loan to value financial covenant on one mortgage note payable agreement. As of September 30, 2017, the loan had an outstanding principal balance of $7.4 million. The Company cured the breach within the period required by the underlying loan agreement by repaying £0.8 million of principal on the mortgage subsequent to September 30, 2017, and the breach did not result in an event of default. The Company was in compliance with the remaining covenants under its mortgage notes payable agreements as of September 30, 2017. As of December 31, 2016, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
CMBS Loan Agreement
On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Loan Agreement provides for a $187.0 million loan (the “Loan”) with a fixed interest rate of 4.369% and a maturity date of November 6, 2027. See Note 15 — Subsequent Events, CMBS Loan Agreement, for additional details.
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
September 30, 2017
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(2,898)	$—	$(2,898)
Foreign currency forwards, net (GBP & EUR)	$—	$(1,136)	$—	$(1,136)
Interest rate swaps, net (GBP & EUR)	$—	$(9,031)	$—	$(9,031)
Put options (GBP & EUR)	$—	$132	$—	$132
OPP (see Note 13)	$—	$—	$(3,900)	$(3,900)
December 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$21,179	$—	$21,179
Foreign currency forwards, net (GBP & EUR)	$—	$6,998	$—	$6,998
Interest rate swaps, net (GBP & EUR)	$—	$(15,457)	$—	$(15,457)
Put options (GBP & EUR)	$—	$523	$—	$523
OPP (see Note 13)	$—	$—	$(13,400)	$(13,400)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2017:

(In thousands)	OPP
Beginning Balance as of December 31, 2016	$13,400
Fair value adjustment	(9,500)
Ending balance as of September 30, 2017	$3,900
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at September 30, 2017	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$3,900	Monte Carlo Simulation	Expected volatility	17.4%
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

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Mortgage notes payable (1) (2)	3	$796,790	$793,062	$752,484	$747,870
Credit Facility (3)	3	$—	$—	$616,614	$616,614
New Credit Facility (3)	3	$647,988	$652,487	$—	$—
Mezzanine Facility (4)	3	$—	$—	$55,383	$55,400
__________________________________________________________

(1)	Carrying value includes $799.0 million gross mortgage notes payable and $2.2 million mortgage discount/(premium), net as of September 30, 2017.

(2)	Carrying value includes $755.0 million gross mortgage notes payable and $2.5 million mortgage discount/(premium), net as of December 31, 2016.

(3)
On July 24, 2017, the Company terminated the Prior Credit Facility and repaid the outstanding balance primarily with proceeds from the Credit Facility (see Note 5 — Credit Borrowings for further details).

(4)	Carrying value includes $55.4 million Mezzanine Facility and $17,000 mezzanine discount, net as of December 31, 2016.
The fair value of the gross mortgage notes payable and the Credit Facility are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Prior Credit Facility were considered to be reported at fair value due to the short-term nature of the maturity. The Mezzanine Facility required the Company to pay interest based on a fixed rate and as such the advances were considered to approximate fair value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2017 and December 31, 2016:

(In thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	$—	$972
Cross currency swaps (GBP)	Derivative assets, at fair value	—	16,868
Cross currency swaps (EUR)	Derivative assets, at fair value	—	3,003
Interest rate swaps (USD)	Derivative assets, at fair value	549	—
Cross currency swaps (EUR)	Derivative liabilities, at fair value	(2,672)	—
Cross currency swaps (GBP)	Derivative liabilities, at fair value	(345)	—
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(166)	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(4,091)	(8,595)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,707)	(4,262)
Total		$(9,432)	$7,986
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$43	$3,918
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(617)	—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	—	2,108
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(396)	—
Put options (GBP)	Derivative assets, at fair value	2	131
Put options (EUR)	Derivative assets, at fair value	130	392
Cross currency swaps (GBP)	Derivative assets, at fair value	—	477
Cross currency swaps (EUR)	Derivative assets, at fair value	119	831
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,782)	(2,600)
Total		$(3,501)	$5,257

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2017	$842	$(13,776)	$—	$(12,934)	$—	$—	$(12,934)
December 31, 2016	$28,700	$(15,457)	$—	$13,243	$—	$—	$13,243
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn, and expects to continue to draw, foreign currency advances under the Prior Credit Facility and the Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (See Note 5 — Credit Borrowings). As further discussed below, in conjunction with the restructuring of the cross currency swaps on February 4, 2015, foreign currency advances of €110.5 million and £68.5 million were drawn under the Prior Credit Facility. The Company separately designated each foreign currency draw as a net investment hedge under ASC 815. Effective May 17, 2015, the Company modified the hedging relationship and designated all current and future foreign currency draws as net investment hedges.
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
As of September 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	September 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	20	$300,053	21	$474,161
Interest rate swaps (EUR)	13	219,129	14	431,213
Interest rate swaps (USD)	3	150,000	—	—
Total	36	$669,182	35	$905,374
In connection with the July 24, 2017 refinancing of the Prior Credit Facility,  the Company terminated an interest rate swap with notional amount of £160.0 million for a payment of $2.6 million. This swap was designated as a cash flow hedge on the Company's GBP borrowings which were partially paid off. As a result of the termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The portion of the termination payment relating to the GBP borrowings that were paid off resulted in a charge to earnings of $1.1 million, included in losses on derivative instruments in the three and nine months ended September 30, 2017. The remaining amount relating to GBP borrowings still outstanding will remain in accumulated other comprehensive income ("AOCI") and be recorded as an adjustment to interest expense over the term of the related LIBOR borrowings.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and nine months ended September 30, 2017, the Company recorded gains of approximately $46,000 and $112,000, respectively, of ineffectiveness in earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recorded gains of $0.3 million and losses of $0.2 million of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $4.8 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Amount of loss recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(3,738)	$(487)	$(12,364)	$(15,148)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,461)	$(1,329)	$(4,523)	$(3,920)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(1,102)	$318	$(1,007)	$(174)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial USD equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Prior Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of the restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of December 31, 2015. The gain will remain in the cumulative translation adjustment until such time as the net investments are sold or substantially liquidated. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency draws under the Prior Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The undesignated portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest.
As of September 30, 2017, total foreign currency advances under the New Credit Facility were approximately $318.9 million, which reflects advances of £40.0 million ($53.6 million based upon an exchange rate of £1.00 to $1.34, as of September 30, 2017) and advances of €224.6 million ($265.4 million based upon an exchange rate of €1.00 to $1.18, as of September 30, 2017).
The Company designates its net investment hedge position on the first day of each quarterly period. As of July 1, 2017, foreign currency draws under the Prior Credit Facility were £160.2 million ($214.7 million based on the aforementioned exchange rate as of September 30, 2017) and €255.7 million ($302.1 million based on the aforementioned exchange rate as of September 30, 2017) were designated as net investment hedges of the total foreign currency draws outstanding on the Credit Facility of $516.8 million. As of July 1, 2017, total net investments in real estate denominated in foreign currency were £108.0 million ($144.7 million based on the aforementioned exchange rate as of September 30, 2017) and €348.7 million ($412.0 million based on the aforementioned exchange rate as of September 30, 2017), which resulted in £52.2 million ($70.0 million based on the aforementioned exchange rate as of September 30, 2017) of undesignated excess position. The Company records adjustments to earnings for currency impact on this undesignated excess position. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, the GBP borrowings were substantially reduced, and there was no undesignated excess foreign advances in GBP thereafter. As of July 1, 2017, the Company’s Euro ("EUR") designated net investment hedges did not result in an excess position. The Company recorded gains (losses) of $0.1 million and $(3.8) million for the three and nine months ended September 30, 2017, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. The Company recorded gains of $1.2 million and $5.8 million for the three and nine months ended September 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges there were no additional remeasurement gains (losses) for the three and nine months ended September 30, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017, and December 31, 2016, the Company had the following outstanding foreign cross currency derivatives that were used to hedge its net investments in foreign operations:

	September 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (GBP - USD)	1	$65,815	1	$60,626
Cross currency swaps (EUR - USD)	3	42,627	3	37,957
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$118,542	5	$108,683
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, The company novated an interest rate swap with a notional amount of €224.0 million. Subsequent to the novation, the swap no longer qualified for hedge accounting. The interest swap liability of $0.7 million at that date will stay in AOCI and be recorded as an adjustment to interest expense over the term of the related LIBOR borrowings. Subsequent changes in the value of the swap will be reflected in earnings.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross-currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company's EUR investments, and this swap is still outstanding. The termination payment amount will remain in AOCI until the hedge item is liquidated.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded losses of $2.0 million and $5.4 million on the non-designated hedges for the three and nine months ended September 30, 2017, respectively. The Company recorded gains of $0.4 million and $3.9 million on the non-designated hedges for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	16	$18,232	21	$18,058
Foreign currency forwards (EUR - USD)	14	21,140	20	28,424
Cross currency swaps (GBP - USD)	—	—	3	43,457
Cross currency swaps (EUR - USD)	1	15,864	3	30,604
Interest rate swaps (EUR)	6	408,389	5	127,570
Put options (GBP-USD)	2	1,350	5	3,375
Put options (EUR-USD)	7	11,500	5	6,250
Total	46	$476,475	62	$257,738

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.4 million. As of September 30, 2017, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
As of September 30, 2017 and December 31, 2016, the Company had 67.3 million and 66.3 million shares of Common Stock outstanding, respectively, excluding unvested restricted shares of Common Stock ("restricted shares"), the limited partnership units in the OP ("OP Units") issued to limited partners other than the Company or long-term incentive plan units in the OP ("LTIP Units") issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
During the three and nine months ended September 30, 2017, the Company paid fees of approximately $2,000 and $0.2 million, respectively, to the Agents with respect to sales of shares of Common Stock sold pursuant to the ATM Program. These fees were charged to additional paid-in capital on the accompanying consolidated balance sheet during the ATM Program as of September 30, 2017.
On September 12, 2017, the Company completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by the Company. On October 11, 2017, the underwriters exercised an option to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 259,650 shares of Series A Preferred Stock, which generated gross proceeds of $6.5 million after adjusting for the amount of dividends declared per share for the period from September 12, 2017 to September 30, 2017 and payable to holders of record as of October 6, 2017, and resulted in net proceeds of $6.3 million, after deducting underwriting discounts and offering costs paid by the Company.
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company's option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the "Articles Supplementary")), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock to Common Stock have not been met as of September 30, 2017. Therefore, Series A Preferred Stock will not impact Company's earnings per share calculations.
The Series A Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company's voluntary or involuntary liquidation, dissolution or winding up.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to the Company’s board of directors if six or more quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
Monthly Dividends and Change to Payment Dates
The Company pays dividends on Common Stock on the 15th day of each month in an amount equal to $0.1775 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units (as defined in Note 13 — Share-Based Compensation) as dividends.
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company's board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date.
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

(In thousands)	Future Ground Lease Payments
2017 (remainder)	$354
2018	1,415
2019	1,415
2020	1,415
2021	1,415
2022	1,415
Thereafter	43,236
Total	$50,665
The Company incurred rent expense on ground leases of $0.3 million and $1.0 million during the three and nine months ended September 30, 2017, respectively. The Company incurred rent expense on ground leases of $0.4 million and $1.0 million during the three and nine months ended September 30, 2016, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Hurricane Damage
During the three and nine months ended September 30, 2017, properties owned by the Company in the U.S. with carrying amounts of $171.2 million (including $32.9 million of properties located in Puerto Rico) as of September 30, 2017 were located in areas impacted by Hurricanes Irma, Harvey and Maria. The properties are covered by insurance for both property damage and business interruption, subject to normal deductibles, and the tenants have continued to make regular monthly lease payments. Accordingly, the Company does not believe that its exposure to loss on its property or operations will be significant.
Note 11 — Related Party Transactions
As of September 30, 2017 and December 31, 2016, the Former Parent of the Sponsor, AR Global, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 258,504 and 81,481 shares of outstanding Common Stock, respectively. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of December 31, 2016, the Company had $5.2 million of receivables from related parties. There were no receivables from related parties as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company had $1.2 million and $2.2 million of payables to related parties, respectively.
As of September 30, 2017, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. At Listing, the Advisor held a total of 487,252 OP Units and the Service Provider held a total of 115,967 OP Units. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual members and employees of AR Global. On September 2, 2016, 421,378 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global and 115,967 were issued to the Service Provider. On April 3, 2017, the remaining 181,841 of OP Units were converted into Common Stock which were held by individual members and employees of AR Global. As of September 30, 2017, the Company holds all of the OP Units.
On June 2, 2015, the Advisor and the Service Provider exchanged 575,438 previously-issued Class B Units for 575,438 OP Units pursuant to the OP Agreement. These OP Units were redeemable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 27,776 OP Units. Subsequent to the Listing, such OP Units were transferred to individual members and employees of AR Global. The OP made cash distributions to partners other than the Company of $0.1 million during the nine months ended September 30, 2017. There were no cash distributions paid to holders of OP Units during the three months ended September 30, 2017. The OP made cash distributions with respect to partnership interests other than those of the Company of approximately $0.3 million and $1.0 million during the three and nine months ended September 30, 2016, respectively.
In addition, in connection with the OPP, the Company paid $0.2 million and $0.5 million in distributions related to LTIP Units (as defined in Note 13 — Share-Based Compensation) during the three and nine months ended September 30, 2017, respectively, which are included in non-controlling interest in the consolidated statement of changes in equity. As of September 30, 2017 and December 31, 2016, the Company had no unpaid distributions relating to LTIP Units.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's initial public offering, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable due from an affiliate of the Advisor which was payable in eight equal monthly installments beginning on January 15, 2017. As of September 30, 2017, all monthly payments had been made on schedule, and there is no balance remaining on this receivable.
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
September 30, 2017
(Unaudited)

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gains (or losses) from the sale of investments; (h) impairment losses on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures. (ii) divided by the weighted average outstanding shares of Common Stock on a fully diluted basis for such period.

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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 12 of the Company's properties which became subject to a separate property management agreement with the Property Manager in October 2017 on otherwise identical terms to the existing property management agreement, which remained applicable to all other properties. See Note 15 — Subsequent Events.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017			2016		2017			2016		(Receivable) Payable as of
(In thousands)	Incurred		Forgiven	Incurred	Forgiven	Incurred		Forgiven	Incurred	Forgiven	September 30, 2017		December 31, 2016
One-time fees and reimbursements:
Related party notes receivable acquired in Merger (1)	$—		$—	$—	$—	$—		$—	$—	$—	$—		$(5,138)
Fees on gain from sale of investments	—		—	—	—	—		—	—	—	49	(5)	923	(5)
Financing coordination fees(2)	—		—	—	—	—		—	—	—	—	(5)	16	(5)
Ongoing fees:
Asset management fees (3)	5,250		—	4,500	—	15,647		—	13,500	—	217	(5)	447	(5)
Property management fees (4)	1,118		—	933	571	3,341		1,177	2,868	1,730	422	(5) (8)	252	(5) (8)
Total related party operational fees and reimbursements	$6,368	(7)	$—	$5,433	$571	$18,988	(7)	$1,177	$16,368	$1,730	$688	(6)	$(3,500)	(9)
___________________________________________________________________________

(1)
Balance included within related party notes receivable acquired in the Merger on the consolidated balance sheets as of September 30, 2017 and December 31, 2016. In addition, the $16,000 due from related parties as of September 30, 2017 and December 31, 2016 relating to RCS Advisory (as defined below) is not included in the table above.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee for the three and nine months ended September 30, 2017, and, the Variable Base Management Fee of $0.8 million and $2.1 million for the three and nine months ended September 30, 2017, respectively. There were no Variable Base Management Fee for the three and nine months ended September 30, 2016. No Incentive Compensation was earned for the three and nine months ended September 30, 2017 and 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(5)	Balance included within due to related parties on the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

(6)
In addition, as of September 30, 2017, due to related parties include $0.3 million of costs accrued for Global II Advisor and transfer agent fees which were assumed through the Merger, $36,000 of costs accrued for transfer agent fees and $0.2 million of costs relating to RCS Advisory (as defined below), all accrued in 2016 and are not reflected in the table above.

(7)
The Company incurred general and administrative costs and other expense reimbursements of approximately $25,000 and $73,000 for the three and nine months ended September 30, 2017 which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.

(8)
Prepaid property management fees of $0.2 million and 0.1 million as of September 30, 2017 and December 31, 2016 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

(9)
In addition, as of December 31, 2016 due to related parties includes $0.5 million of accruals, of which $0.2 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.3 million to Advisor and RCS.

The Company reimburses the Advisor's costs of providing certain administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for certain expenses of the Advisor and its affiliates incurred on behalf of the Company. The Company does not reimburse the Advisor for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, including fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was due by the Company to the Advisor during the three and nine months ended September 30, 2017 and 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may forgive certain fees including asset management and property management fees. Because the Advisor may forgive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. During the nine months ended September 30, 2017, the Advisor elected to forgive $1.2 million of property management fees, and $3.3 million of property management fees were incurred. During the three months ended September 30, 2017, no property management fees were forgiven, and $1.1 million of property management fees were incurred. During the three and nine months ended September 30, 2016, the Property Manager elected to forgive $0.6 million and $1.7 million of property management fees, respectively, and $0.9 million and $2.9 million of property management fees, respectively, were incurred.
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
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the Gains and Losses from the preceding month. During the nine months September 30, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in a reduction to the Gain Fee of $0.8 million. As of September 30, 2017 and December 31, 2016, the Gain Fee due to the Advisor was approximately $49,000 and $0.9 million, respectively. There was no Gain Fee for the three months ended September 30, 2017 and three and nine months ended September 30, 2016.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the last business day preceding the annual grant date. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2017 and December 31, 2016, no stock options were issued under the Plan.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares and restricted stock units ("RSUs," and together with the restricted shares, "restricted stock") to the Company's directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Prior to April 8, 2015, the RSP provided for the automatic grant of 1,000 restricted shares to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted shares issued to independent directors vested over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum.
On April 8, 2015, the Company amended the RSP (the "Amended RSP") to, among other things, remove the fixed amount of restricted shares that are automatically granted to the independent directors and remove the fixed vesting period of five-years. Under the Amended RSP, the annual amount granted to the independent directors is determined by the Company's board of directors.
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing the annual retainer payable to all independent directors to $100,000 per year, (ii) increasing the annual retainer for the non-executive chair to $105,000, (iii) increasing the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the Amended RSP, RSUs entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company.
Restricted stock may not, in general, be sold or otherwise transferred until restrictions are removed and the restricted stock has vested. Holders of restricted stock may receive cash dividends prior to the time that the restrictions on the restricted stock have lapsed. Any dividends payable in shares of common stock shall be subject to the same restrictions as the underlying restricted stock.
The following table reflects restricted stock award activity for the nine months ended September 30, 2017:

	Number of Restricted Shares or RSUs	Weighted-Average Issue Price
Unvested, December 31, 2016	61,095	$25.07
Vested	(25,429)	25.25
Granted	13,861	22.54
Forfeitures	—	—
Unvested, September 30, 2017	49,527	$24.27

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. As of September 30, 2017, the Company had $0.8 million unrecognized compensation costs related to unvested restricted stock awards granted under the Company’s Amended RSP. The cost is expected to be recognized over a weighted average period of 2.5 years. Compensation expense related to restricted stock was $0.1 million and $0.5 million during the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted stock was $0.1 million and $0.3 million during the three and nine months ended September 30, 2016, respectively. Such compensation expense related to restricted stock during the three and nine months ended September 30, 2017 and 2016, are recorded to general and administrative expense in the accompanying consolidated statements of operations.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company records equity based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation (income) expense related to the OPP was $(1.0) million and $(3.2) million for the three and nine months ended September 30, 2017, respectively. Compensation expense related to the OPP was $1.2 million and $2.1 million for the three and nine months ended September 30, 2016, respectively. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company paid $0.2 million and $0.5 million in distributions related to LTIP Units during the three and nine months ended September 30, 2017, respectively, which is included in non-controlling interest in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2017 and 2016.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net income attributable to stockholders	$2,104	$8,943	$14,733	$31,194
Adjustments to net income attributable to stockholders for common share equivalents	(186)	(190)	(556)	(577)
Adjusted net income attributable to stockholders	$1,918	$8,753	$14,177	$30,617

Basic and diluted net income per share attributable to stockholders	$0.03	$0.16	$0.21	$0.54
Basic and diluted weighted average shares outstanding	67,286,615	56,463,396	66,739,723	56,314,184
Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and LTIP Units contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the unvested RSUs and LTIP Units from the numerator.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted shares, unvested RSUs OP Units and LTIP Units to be common share equivalents. For the three and nine months ended September 30, 2017 and 2016, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted shares	49,527	59,853	49,527	59,853
OP Units (1)	—	181,841	61,280	181,841
OPP (LTIP Units)	3,013,933	3,013,933	3,013,933	3,013,933
Total anti-dilutive common share equivalents	3,063,460	3,255,627	3,124,740	3,255,627
____________________________________

(1)
As of September 30, 2016, OP Units comprised of five original OP Units issued to the Advisor, 27,776 issued at Listing and 575,438 of Class B Units which were converted into OP Units at Listing. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual members and employees of AR Global. On September 2, 2016, 421,378 of OP Units were converted into Common Stock, of which 305,411 and 115,967 are owned by individual members and employees of AR Global and to the Service Provider, respectively. On April 3, 2017, the remaining 181,841 of OP Units were converted into Common Stock.

Conditionally issuable shares relating to the OPP award (See Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three and nine months ended September 30, 2017 and 2016 because no units or shares would have been issued based on the stock price at September 30, 2017 and 2016.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Election of Christopher J. Masterson as Chief Financial Officer, Secretary and Treasurer
On October 6, 2017, Nicholas Radesca notified the Company's board of directors that he intends to retire and therefore resign from his positions as chief financial officer, secretary and treasurer of the Company, the Advisor and the Property Manager. Mr. Radesca's resignations will be effective on the later of (i) November 15, 2017, and (ii) the day after the Company files its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
On October 6, 2017, the Company's board of directors unanimously elected Christopher J. Masterson, currently the chief accounting officer of the Company, as chief financial officer, secretary and treasurer of the Company, effective upon the effectiveness of Mr. Radesca's resignation. Mr. Masterson has also been appointed as chief financial officer, secretary and treasurer of the Advisor and the Property Manager, effective upon the effectiveness of Mr. Radesca's resignation.
Issuance of Preferred Stock
On October 11, 2017, the underwriters exercised an option under the Underwriting Agreement to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 259,650 shares of Series A Preferred Stock, which generated gross proceeds of $6.5 million after adjusting for the amount of dividends declared per share for the period from September 12, 2017 to September 30, 2017 and payable to holders of record as of October 6, 2017, and resulted in net proceeds of $6.3 million, after deducting underwriting discounts and offering costs paid by the Company. See Note 9 — Stockholders' Equity for additional details on the Series A Preferred Stock.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

CMBS Loan Agreement
On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Loan Agreement provides for a $187.0 million loan (the “Loan”) with a fixed interest rate of 4.369% and a maturity date of November 6, 2027. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, the Borrowers’ interests in 12 single tenant net leased office and industrial properties in nine states totaling approximately 2.6 million square feet (the “Mortgaged Properties”). The Loan Agreement permits the Lenders to consummate one or more private or public securitizations of rated single- or multi-class securities secured by or evidencing ownership interests in all or any portion of the Loan or a pool of assets that include the Loan.
At the closing of the Loan, the net proceeds after accrued interest and closing costs (including $2.2 million in taxes and other charges and expenses related to the Mortgaged Properties) were used to repay approximately $120.0 million of indebtedness that was outstanding under the Revolving Credit Facility, with the balance available to the Company to be used for general corporate purposes, including to make future acquisitions.
Amendment to Existing Property Management and Leasing Agreement and Entry into New Property Management and Leasing Agreement
On October 27, 2017, in connection with the Loan, 11 of the Borrowers entered into a new Property Management and Leasing Agreement (the “New PMA”) with the Property Manager with respect to 11 of the Mortgaged Properties, all of which are stand alone, single tenant net leased properties which are not part of a shopping center. With respect to these properties, the terms of the New PMA are identical to the terms of the existing Property Management and Leasing Agreement, dated as of April 20, 2012 (the “PMA”), among the Company, the OP and the Property Manager, except that the Property Manager is not entitled to any rent-up or oversight fees it would have been entitled to under the PMA.
On October 27, 2017, concurrently with entering into the New PMA, the Company and the OP entered into an amendment to the PMA pursuant to which any of the Company’s properties that are subject to a separate property management agreement with the Property Manager (including the properties subject to the New PMA) are no longer subject to the PMA.
Acquisitions
From October 1, 2017 to November 6, 2017, the Company acquired four properties with an aggregate base purchase price of $18.1 million, excluding acquisition related costs.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor.

•	The anticipated benefits from the Merger (as defined below) may not be realized or may take longer to realize than expected.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States ("U.S.").

•	We may be unable to pay or maintain cash dividends on our 7.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

•	Our credit facility may limit our ability to pay dividends to holders of Series A Preferred Stock.

•	We may be unable to pay cash dividends on our common stock, $0.01 par value per share ("Common Stock") at the current rate, or increase dividends over time.

•
We may not generate cash flows sufficient to pay dividends to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on the Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that the Advisor will waive reimbursement of expenses or fees.

•
Any dividends that we pay on our Common Stock or Series A Preferred Stock may exceed cash flow from operations, reducing the amount of capital available to invest in properties and other permitted investments.

•
We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S. and Europe from time to time.

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect operations, and would reduce the trading price of our Common Stock and Series A Preferred Stock and our cash available for dividends.

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

Overview
We incorporated on July 13, 2011 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On June 2, 2015 (the "Listing Date"), we listed shares of our Common Stock on the New York Stock Exchange ("NYSE") under the symbol "GNL" (the "Listing"). We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties.
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
As of September 30, 2017, we owned 313 properties consisting of 22.3 million rentable square feet, which were 99.43% leased, with a weighted average remaining lease term of 9.1 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger, 50.4% of our properties are located in Europe and 49.6% of our properties are located in the U.S. and the Commonwealth of Puerto Rico. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of September 30, 2017, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
On February 28, 2017, we completed a reverse stock split of our Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split and we repurchased any fractional shares of Common Stock resulting from the Reverse Stock Split for cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of our outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of our Common Stock was reduced from 198.8 million to 66.3 million.
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

On September 7, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated, as representatives of the underwriters listed on Schedule I thereto pursuant to which we agreed to issue and sell 4,000,000 shares of Series A Preferred Stock, in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of Series A Preferred Stock. On September 12, 2017, we completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by us. On October 11, 2017, the underwriters exercised an option to purchase additional shares of Series A Preferred Stock, and we sold an additional 259,650 shares of Series A Preferred Stock, which generated gross proceeds of $6.5 million after adjusting for the amount of dividends declared per share for the period from September 12, 2017 to September 30, 2017 and payable to holders of record as of October 6, 2017, and resulted in net proceeds of $6.3 million, after deducting underwriting discounts and offering costs paid by us.
We entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets, Inc. (together, the “Agents”) to sell shares of our Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time,pursuant to an “at the market” equity offering program (the “ATM Program”). Common Stock issued under the ATM Program is registered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). During the nine months ended September 30, 2017, we sold 0.8 million shares of Common Stock through the ATM Program for net sales proceeds of $18.5 million.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended September 30, 2017 and 2016. Properties that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of September 30, 2017 and December 31, 2016, we did not have any properties designated as held for sale.
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
Derivative Instruments
We use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. Our foreign operations expose us to fluctuations in foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. dollar ("USD"). We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.
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
Multi-Year Outperformance Agreement
Concurrent with the Listing, we entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2017:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	6.5
Wickes Building Supplies I	May 2013	UK	1	29,679	7.0
Everything Everywhere	Jun. 2013	UK	1	64,832	9.8
Thames Water	Jul. 2013	UK	1	78,650	4.9
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	9.2
PPD Global Labs	Aug. 2013	US	1	76,820	7.2
Northern Rock	Sep. 2013	UK	2	86,290	5.9
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	11.2
Con-way Freight	Nov. 2013	US	7	105,090	6.2
Wolverine	Dec. 2013	US	1	468,635	5.3
Western Digital	Dec. 2013	US	1	286,330	3.2
Encanto	Dec. 2013	PR	18	65,262	7.8
Rheinmetall	Jan. 2014	GER	1	320,102	6.3
GE Aviation	Jan. 2014	US	1	369,000	8.3
Provident Financial	Feb. 2014	UK	1	117,003	18.1
Crown Crest	Feb. 2014	UK	1	805,530	21.4
Trane	Feb. 2014	US	1	25,000	6.2
Aviva	Mar. 2014	UK	1	131,614	11.7
DFS Trading I	Mar. 2014	UK	5	240,230	12.5
GSA I	Mar. 2014	US	1	135,373	4.9
National Oilwell Varco I	Mar. 2014	US	1	24,450	5.8
Talk Talk	Apr. 2014	UK	1	48,415	7.5
OBI DIY	Apr. 2014	GER	1	143,633	6.3
GSA II	Apr. 2014	US	2	24,957	5.4
DFS Trading II	Apr. 2014	UK	2	39,331	12.5
GSA III	Apr. 2014	US	2	28,364	7.6
GSA IV	May 2014	US	1	33,000	7.8
Indiana Department of Revenue	May 2014	US	1	98,542	5.3
National Oilwell Varco II	May 2014	US	1	23,475	12.4
Nissan	May 2014	US	1	462,155	11.0
GSA V	Jun. 2014	US	1	26,533	5.5
Lippert Components	Jun. 2014	US	1	539,137	8.9
Select Energy Services I	Jun. 2014	US	3	135,877	9.1
Bell Supply Co I	Jun. 2014	US	6	79,829	11.3
Axon Energy Products (7)	Jun. 2014	US	3	213,634	6.9
Lhoist	Jun. 2014	US	1	22,500	5.3
GE Oil & Gas	Jun. 2014	US	2	69,846	6.0
Select Energy Services II	Jun. 2014	US	4	143,417	9.1
Bell Supply Co II	Jun. 2014	US	2	19,136	11.3
Superior Energy Services	Jun. 2014	US	2	42,470	6.5
Amcor Packaging	Jun. 2014	UK	7	294,580	7.2
GSA VI	Jun. 2014	US	1	6,921	6.5
Nimble Storage	Jun. 2014	US	1	164,608	4.1
FedEx -3-Pack	Jul. 2014	US	3	338,862	4.8
Sandoz, Inc.	Jul. 2014	US	1	154,101	8.8
Wyndham	Jul. 2014	US	1	31,881	7.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	100,597	5.6
GSA VII	Jul. 2014	US	1	25,603	7.1
AT&T Services	Jul. 2014	US	1	401,516	8.8
PNC - 2-Pack	Jul. 2014	US	2	210,256	11.8
Fujitisu	Jul. 2014	UK	3	162,888	12.5
Continental Tire	Jul. 2014	US	1	90,994	4.8
Achmea	Jul. 2014	NETH	2	190,252	6.3
BP Oil	Aug. 2014	UK	1	2,650	8.1
Malthurst	Aug. 2014	UK	2	3,784	8.1
HBOS	Aug. 2014	UK	3	36,071	7.8
Thermo Fisher	Aug. 2014	US	1	114,700	6.9
Black & Decker	Aug. 2014	US	1	71,259	4.3
Capgemini	Aug. 2014	UK	1	90,475	5.5
Merck & Co.	Aug. 2014	US	1	146,366	7.9
Dollar Tree - 65-Pack (2)(3)	Aug. 2014	US	58	485,992	11.9
GSA VIII	Aug. 2014	US	1	23,969	6.9
Waste Management	Sep. 2014	US	1	84,119	5.3
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	6.6
HP Enterprise Services	Sep. 2014	UK	1	99,444	8.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	5.0
FedEx II	Sep. 2014	US	1	11,501	6.5
Dollar General - 39-Pack (4)	Sep. 2014	US	21	199,946	10.5
FedEx III	Sep. 2014	US	2	221,260	6.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	6.9
Kuka	Sep. 2014	US	1	200,000	6.8
CHE Trinity	Sep. 2014	US	2	373,593	5.2
FedEx IV	Sep. 2014	US	2	255,037	5.3
GE Aviation	Sep. 2014	US	1	102,000	5.3
DNV GL	Oct. 2014	US	1	82,000	7.4
Bradford & Bingley	Oct. 2014	UK	1	120,618	12.0
Rexam	Oct. 2014	GER	1	175,615	7.4
FedEx V	Oct. 2014	US	1	76,035	6.8
C&J Energy (5)	Oct. 2014	US	1	96,803	6.1
Dollar Tree II (2)	Oct. 2014	US	34	282,730	12.0
Panasonic	Oct. 2014	US	1	48,497	10.8
Onguard	Oct. 2014	US	1	120,000	6.3
Metro Tonic	Oct. 2014	GER	1	636,066	8.0
Axon Energy Products	Oct. 2014	US	1	26,400	7.1
Tokmanni	Nov. 2014	FIN	1	800,834	15.9
Fife Council	Nov. 2014	UK	1	37,331	6.4
Dollar Tree III (2)	Nov. 2014	US	2	16,442	11.9
GSA IX	Nov. 2014	US	1	28,300	4.6
KPN BV	Nov. 2014	NETH	1	133,053	9.3
RWE AG	Nov. 2014	GER	3	594,415	7.2
Follett School	Dec. 2014	US	1	486,868	7.3
Quest Diagnostics	Dec. 2014	US	1	223,894	6.9
Diebold	Dec. 2014	US	1	158,330	4.3
Weatherford Intl	Dec. 2014	US	1	19,855	8.1
AM Castle	Dec. 2014	US	1	127,600	7.1
FedEx VI	Dec. 2014	US	1	27,771	6.9

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Constellium Auto	Dec. 2014	US	1	320,680	12.2
C&J Energy II (5)	Mar. 2015	US	1	125,000	6.1
Fedex VII	Mar. 2015	US	1	12,018	7.0
Fedex VIII	Apr. 2015	US	1	25,852	7.0
Crown Group I	Aug. 2015	US	3	295,974	17.8
Crown Group II	Aug. 2015	US	3	642,595	17.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	12.3
JIT Steel Services	Sep. 2015	US	2	126,983	12.3
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	8.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	12.0
FedEx Ground	Sep. 2015	US	1	91,029	7.8
Office Depot	Sep. 2015	NETH	1	206,331	11.4
Finnair	Sep. 2015	FIN	4	656,275	6.9
Auchan (6)	Dec. 2016	FR	1	152,235	5.9
Pole Emploi (6)	Dec. 2016	FR	1	41,452	5.8
Veolia Water (6)	Dec. 2016	US	1	70,000	8.3
Sagemcom (6)	Dec. 2016	FR	1	265,309	6.3
NCR Dundee (6)	Dec. 2016	UK	1	132,182	9.1
FedEx Freight (6)	Dec. 2016	US	1	68,960	6.3
DB Luxembourg (6)	Dec. 2016	LUX	1	156,098	6.2
ING Amsterdam (6)	Dec. 2016	NETH	1	509,369	7.8
Worldline (6)	Dec. 2016	FR	1	111,338	6.3
Foster Wheeler (6)	Dec. 2016	UK	1	365,832	6.8
ID Logistics I (6)	Dec. 2016	GER	1	308,579	7.1
ID Logistics II (6)	Dec. 2016	FR	2	964,489	7.2
Harper Collins (6)	Dec. 2016	UK	1	873,119	7.9
DCNS (6)	Dec. 2016	FR	1	96,995	7.0
Cott Beverages Inc	Feb. 2017	US	1	170,000	9.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	9.0
Bridgestone Tire	Sep. 2017	US	1	48,300	9.8
Total			313	22,292,496	9.1
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on total rentable square feet as of September 30, 2017.

(2)	On July 6, 2015, the tenant's name was changed from Family Dollar to Dollar Tree.

(3)	Of the Dollar Tree - 65-Pack properties purchased in August 2014, seven properties were sold on October 13, 2016 and are not included in the table above.

(4)	Of the Dollar General - 39-Pack properties purchased in September 2014, 18 properties were sold during the year ended December 31, 2016 and are not included in the table above.

(5)	Lease term modified from March 31, 2026 to October 31, 2023 during the third quarter 2016.

(6)	Properties acquired as part of the Merger.

(7)	Of the three properties, one location is vacant while the other two properties remain in use.

Hurricane Damage
During the three and nine months ended September 30, 2017, properties owned by us in the U.S. with carrying amounts of $171.2 million (including $32.9 million of properties located in Puerto Rico) as of September 30, 2017 were located in areas impacted by Hurricanes Irma, Harvey and Maria. The properties are covered by insurance for both property damage and business interruption, subject to normal deductibles, and the tenants have continued to make regular monthly lease payments. Accordingly, we do not believe that our exposure to loss on our property or operations will be significant.

Results of Operations
Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016
Rental Income
Rental income was $61.3 million and $50.8 million for the three months ended September 30, 2017 and 2016, respectively. Our rental income increased compared to 2016, as a result of the acquisition of 15 properties in connection with the Merger, which resulted in additional rental income of $12.0 million during the three months ended September 30, 2017, and the acquisition of three properties during the first quarter of 2017 and one property in the third quarter of 2017, which resulted in additional rental income of $1.2 million. These increases were partially offset by the sale of one property during the first quarter of 2017 for an aggregate sale price of $13.0 million, the sale of 34 properties during the last two quarters of 2016 for an aggregate sale price of $110.4 million, which collectively accounted for rental income of $3.9 million during the three months ended September 30, 2016, and changes in exchange rates.
Operating Expense Reimbursements
Operating expense reimbursements were $3.6 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by operating expense reimbursements for the 15 properties acquired in the Merger and four properties acquired during 2017. This was partially offset by the impact from the sale of one property during the first quarter of 2017, sale of 34 properties during the last two quarters of 2016, and changes in exchange rates.
Property Operating Expenses
Property operating expenses were $7.2 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase is primarily driven by additional operating expenses related to 15 properties acquired in the Merger in 2016, most of which are subject to triple net leases, additional property operating expenses incurred for four properties acquired during 2017, partially offset by the impact of our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, bad debt expense, and changes in exchange rates.
During the three months ended September 30, 2017, we recognized bad debt expense of $0.4 million with respect to receivables related to one of our tenants that vacated its space and ceased making rental payments. This resulted in a decrease in the portfolio's total occupancy from 100.0% as of June 30, 2017 to 99.4% as of September 30, 2017. Additionally, we incurred non-reimbursable repairs and maintenance expense during the three months ended September 30, 2017 of $0.3 million. As a result of these non-recurring charges, our recovery of property operating expenses decreased from 63.0% during the three months ended June 30, 2017 to 50.0% during the three months ended September 30, 2017.
Fire Loss
During the second quarter of 2017, we recognized a fire loss of $0.5 million, arising from cleanup costs related to a fire sustained at one of our office properties. During the three months ended September 30, 2017, we recognized a reduction of the fire loss of $0.3 million resulting from a decrease in the estimate of damages and insurance proceeds received. We expect to be reimbursed for the remaining losses upon settlement of our insurance claim.
Operating Fees to Related Parties
Operating fees paid to related parties were $6.4 million and $4.9 million for the three months ended September 30, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 11 — Related Party Transactions for details). The increase reflects the payment of the Variable Base Management fee equal to $0.8 million resulting from the issuance of $220.9 million of equity in connection with the Merger, shares of Common Stock issued pursuant to the ATM Program and issuances of Series A Preferred Stock. In addition, our operating fees to related parties increased due to an increase in the property management fees incurred on the acquisition of 15 properties in connection with the the Merger in 2016, most of which are triple net leases, the acquisition of three properties during the first quarter of 2017 and one property in the third quarter of 2017, partially offset by our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, and changes in exchange rates. No Incentive Compensation was earned for the three months ended September 30, 2017 and 2016.

Our Service Provider and Property Manager are paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2017 and 2016, property management fees were $1.1 million and $0.9 million, respectively. The Property Manager elected to forgive $0.6 million of the property management fees for the three months ended September 30, 2016. No property management fees were forgiven during the three months ended September 30, 2017.
Acquisition and Transaction Related Costs
We recognized $1.1 million of acquisition and transaction costs during the three months ended September 30, 2017, which primarily consisted of $0.8 million related to novation of our derivative contracts in connection with the replacement of the Prior Credit Facility (as defined below) with the Credit Facility (as defined below) and $0.2 million related to the ATM Program. Acquisition and transaction related expenses for the three months ended September 30, 2016 of $2.5 million were related to the Merger.
General and Administrative Expense
General and administrative expenses were $2.5 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and primarily consist of board member compensation, directors' and officers' liability insurance, and professional fees including audit and taxation services. The increase for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily due to the increase in directors and officer's liability insurance premiums, and professional fees.
Equity Based Compensation
Equity based compensation (income) expense was $(0.4) million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. Equity based compensation for the three months ended September 30, 2017 related to the accretion of the OPP of $(0.5) million based on changes in the fair value of the OPP offset by the amortization of the restricted shares granted to our independent directors of $0.1 million. Equity based compensation for the three months ended September 30, 2016 related to the amortization of the restricted shares granted to our independent directors of $0.1 million and amortization of the OPP of $1.2 million based on changes in the fair value of the OPP. The decrease in equity based compensation for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily due to a decrease in the OPP valuation, which resulted from the second year of the performance period under the OPP having ended without any LTIP Units earned, a decrease in our stock price, and our peer groups having generally outperformed us. See Note 13 — Share-Based Compensation for details regarding the OPP.
Depreciation and Amortization
Depreciation and amortization expense was $29.9 million and $23.5 million for the three months ended September 30, 2017 and 2016, respectively. The increase in 2017 is due to depreciation and amortization expense incurred for the 15 properties acquired in the Merger and four properties acquired during 2017, partially offset by the lack of depreciation and amortization expense for the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017. Additionally, in connection with the financial difficulties of a tenant, the Company wrote off the tenant related lease intangibles with a carrying amount of $1.8 million, net of accumulated amortization during the three months ended September 30, 2017.
Interest Expense
Interest expense was $12.5 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily related to $386.1 million of debt assumed in the Merger, borrowings of $720.9 million based on USD equivalent incurred on July 24, 2017 under a credit agreement that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the "Revolving Credit Facility") and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “New Credit Facility”). These new borrowings were offset by the full repayment of $56.5 million outstanding under the mezzanine facility assumed in connection with the Merger (the "Mezzanine Facility") on March 30, 2017, the full repayment of $725.7 million outstanding under our prior revolving credit facility (the "Credit Facility") on July 24, 2017 and the repayment of $80.0 million outstanding under the New Credit Facility. Our total consolidated debt increased from $1.2 billion as of September 30, 2016 to $1.4 billion as of September 30, 2017. The weighted average effective interest rate of our total consolidated debt increased from 2.7% as of September 30, 2016 to 2.8% as of September 30, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.

Foreign Currency and Interest Rate Impact on Operations
The losses of $3.1 million and gains of $0.4 million on derivative instruments for the three months ended September 30, 2017 and 2016, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by volatility in GBP and EUR.
The losses of $0.1 million and gains of $1.5 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended September 30, 2017 and 2016, respectively, primarily relate to the undesignated excess foreign currency draws over our net investments in the United Kingdom and Europe. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, the GBP borrowings were substantially reduced, and there was no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts prospectively.
We own foreign investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the EUR and GBP, which may affect costs and cash flows in our functional currency. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended September 30, 2017, the exchange rates for GBP to USD and EUR to USD increased by 3.0% and 3.4%, respectively.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $0.8 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, we recognized a deferred tax benefit of $0.7 million. The current income taxes expense that is attributable to the three months ended September 30, 2017 was $1.5 million.
Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016
Rental Income
Rental income was $180.0 million and $154.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our rental income increased compared to 2016, as a result of the acquisition of 15 properties in connection with the Merger, which resulted in additional rental income of 34.4 million during the nine months ended September 30, 2017, the acquisition of three properties during the first quarter of 2017 and one property in the third quarter of 2017, which resulted in additional rental income of $2.5 million, and an out-of-period adjustment of $0.5 million for additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014 (see Note 2 — Summary of Significant Accounting Policies for additional information). These increases were partially offset by the sale of one property during the first quarter of 2017 for an aggregate sale price of $13.0 million, the sale of 34 properties during the last two quarters of 2016 for an aggregate sale price of $110.4 million, which collectively accounted for rental income of $11.7 million during the nine months ended September 30, 2016, and changes in exchange rates.
Operating Expense Reimbursements
Operating expense reimbursements were $12.7 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by operating expense reimbursements for the 15 properties acquired in the Merger and four properties acquired during 2017. This was partially offset by the impact from the sale of one property during the first quarter of 2017, sale of 34 properties during the last two quarters of 2016, and changes in exchange rates.
Property Operating Expenses
Property operating expenses were $22.0 million and $13.4 million for the nine months ended September 30, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase is primarily driven by additional operating expenses related to 15 properties acquired in the Merger in 2016, most of which are subject to triple net leases, additional property operating expenses incurred for four properties acquired during 2017, partially offset by the impact of our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, bad debt expense, and changes in exchange rates.

During the nine months ended September 30, 2017, we recognized bad debt expense of $1.0 million with respect to receivables related to one of our tenants that vacated its space and ceased making rental payments. This resulted in a decrease in the portfolio's total occupancy from 100.0% as of June 30, 2017 to 99.4% as of September 30, 2017.
Fire Loss
During the second quarter of 2017, we recognized a fire loss of $0.5 million, arising from cleanup costs related to a fire sustained at one of our office properties. During the three months ended September 30, 2017, we recognized a reduction of the fire loss of $0.3 million resulting from a decrease in the estimate of damages as well as insurance proceeds received. As a result, net fire loss recognized during the nine months ended September 30, 2017 was $0.2 million. We expect to be reimbursed for the remaining losses upon settlement of our insurance claim.
Operating Fees to Related Parties
Operating fees to related parties were $17.8 million and $14.6 million for the nine months ended September 30, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 11 — Related Party Transactions for details). The increase reflects the payment of the Variable Base Management fee equal to $2.1 million resulting from the issuance of $220.9 million of equity in connection with the Merger, shares of Common Stock issued pursuant to the ATM Program and the issuance of Series A Preferred Stock. In addition, our operating fees to related parties increased due to an increase in the property management fees payable due to the acquisition of 15 properties in the Merger in 2016, most of which are triple net leases, the acquisition of three properties during the first quarter of 2017 and one property in the third quarter of 2017, partially offset by our disposition of one property during the first quarter of 2017, disposition of 34 properties during the last two quarters of 2016, and changes in exchange rates. No Incentive Compensation was earned for the nine months ended September 30, 2017 and 2016.
Our Service Provider and Property Manager are paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2017 and 2016, property management fees were $3.3 million and $2.9 million, respectively. The Property Manager elected to forgive $1.2 million and $1.7 million of the property management fees for the nine months ended September 30, 2017 and 2016, respectively.
Acquisition and Transaction Related Costs
We recognized $2.3 million of acquisition and transaction costs during the nine months ended September 30, 2017, which primarily consisted of $0.8 million for third party professional fees related to the Merger, $0.8 million related to novation of our derivative contracts in connection with the replacement of the Prior Credit Facility with the Credit Facility and $0.5 million related to the ATM Program. Our 2017 acquisitions and dispositions to date are considered as asset acquisitions and disposal, therefore any applicable transaction costs were capitalized. Acquisition and transaction related expenses for the nine months ended September 30, 2016 of $2.4 million were related to the Merger.
General and Administrative Expense
General and administrative expenses were $6.3 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively, primarily consist of board member compensation, directors' and officers' liability insurance, and professional fees including audit and taxation services. The increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to an increase in directors and officer's liability insurance premiums, and professional fees.
Equity Based Compensation
Equity based compensation (income) expense was $(2.6) million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. Equity based compensation (income) expense for the nine months ended September 30, 2017 and 2016 related to the (accretion)amortization of the OPP of $(3.2) million and $2.1 million based on changes in the fair value of the OPP offset by the amortization of the restricted shares granted to our independent directors of $0.5 million and $0.3 million, respectively. The decrease in equity based compensation for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily due to a decrease in the OPP valuation which resulted from the second year of the performance period under the OPP having ended without any LTIP Units earned, a decrease in our stock price, and our peer groups having generally outperformed us. See Note 13 — Share-Based Compensation for details regarding the OPP.

Depreciation and Amortization
Depreciation and amortization expense was $84.5 million and $71.1 million for the nine months ended September 30, 2017 and 2016, respectively. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase in 2017 is due to depreciation and amortization expense incurred for the 15 properties acquired in the Merger and four properties acquired during 2017, partially offset by the lack of depreciation and amortization expense for the 34 properties sold during the last two quarters of 2016 as well as the single property disposition during the first quarter of 2017. Additionally, in connection with the financial difficulties of a tenant, the Company wrote off the tenant related lease intangibles with a carrying amount of $1.8 million, net of accumulated amortization during the nine months ended September 30, 2017.
Interest Expense
Interest expense was $35.6 million and $30.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily related to $386.1 million of debt assumed in the Merger, borrowings of $720.9 million based on USD equivalent at closing incurred on July 24, 2017 under the New Credit Facility. These new borrowings were offset by the full repayment of $56.5 million outstanding under the Mezzanine Facility on March 30, 2017, the full repayment of $725.7 million outstanding under the Prior Credit Facility on July 24, 2017 and the repayment of $80.0 million outstanding under the Credit Facility. The weighted average effective interest rate of our total debt increased from 2.7% as of September 30, 2016 to 2.8% as of September 30, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
Gains on dispositions of real estate investments for the nine months ended September 30, 2017 of $1.1 million related to the disposition of Kulicke & Soffa located in Ft. Washington, Pennsylvania, which resulted in a gain on sale of disposition of $0.4 million, true up for the deferred rent on disposition of one of the Fresenius properties sold in 2016 for $0.1 million, and the reversal of the prior year Gain Fee (see Note 11 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion) of $0.8 million. There were no gains or losses on dispositions during the nine months ended September 30, 2016.
Foreign Currency and Interest Rate Impact on Operations
The losses of $6.6 million and gains of $3.9 million on derivative instruments for the nine months ended September 30, 2017 and 2016, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from currency and interest rate movements, and was mainly driven by volatility in GBP and EUR.
The losses of $3.8 million and gains of $5.6 million on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2017 and 2016, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, the GBP borrowings were substantially reduced, and there was no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts prospectively.
We own foreign investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the EUR and GBP, which may affect costs and cash flows in our functional currency. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the nine months ended September 30, 2017, the exchange rates for GBP to USD and EUR to USD increased by 8.6% and 12.3%, respectively
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income taxes expense was $2.2 million and $1.4 million for the nine months ended September 30, 2017, and 2016, respectively. During the nine months ended September 30, 2017, we recognized a deferred tax benefit of $0.7 million. The current income taxes expense that is attributable to the nine months ended September 30, 2017 was $2.9 million.

Cash Flows for Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, net cash provided by operating activities was $102.5 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees to related parties paid for asset and property management, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the nine months ended September 30, 2017 reflect net income of $15.1 million adjusted for non-cash items of $79.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $1.3 million.
Net cash used in investing activities during the nine months ended September 30, 2017 of $15.3 million is related to proceeds from sale of real estate investments of $12.4 million from the disposition of Kulicke & Soffa, acquisition of four properties with an aggregate base purchase price of $37.1 million, which were funded by cash on hand, capital expenditures of $1.2 million and net proceeds received from settlement of derivatives of $10.6 million.
Net cash used in financing activities of $90.5 million during the nine months ended September 30, 2017 related to borrowings on credit facility of $571.2 million, proceeds from term loan of $225.0 million, proceeds from the issuance of Series A Preferred Stock of $96.3 million, related party notes receivable acquired in the Merger of $5.1 million and proceeds from the issuance of common stock of $18.7 million, offset by repayments on the Prior Credit Facility of $810.8 million, the Mezzanine Facility of $56.5 million, and mortgage notes payable of $21.8 million. Other payments included are dividends to stockholders of $106.6 million and distributions to non-controlling interest holders of $0.6 million and payments of deferred financing costs of $12.5 million.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $90.0 million. The level of cash flows provided by operating activities is driven by rental income received, asset and property management fees, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the nine months ended September 30, 2016 reflect a net income of $31.5 million adjusted for non-cash items of $70.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium, amortization of above/below-market lease and ground lease assets and liabilities, unbilled straight-line rent, and equity based compensation) and working capital items of $6.5 million.
Net cash used in investing activities during the nine months ended September 30, 2016 of $13.2 million.
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
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $71.3 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock. Management expects that operating income from our properties should be sufficient to cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we may need to fund from cash on hand.
Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 6 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. During the three months ended September 30, 2017, we acquired one property for a contract purchase price of $6.8 million. During October and November 2017, we acquired four additional properties for an aggregate contract purchase price of $18.1 million. These acquisitions were funded using available cash on hand, and are not encumbered by any indebtedness. We also have entered into definitive agreements to acquire an additional three properties for an aggregate contract purchase price of approximately $45.0 million. We anticipate using available cash on hand, as well as proceeds from our Revolving Credit Facility, to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. Other potential future sources of capital include net proceeds received from our ATM Program, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties and undistributed funds from operations, if any.

On September 12, 2017, we completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by us. On October 11, 2017, the underwriters exercised an option to purchase additional shares of Series A Preferred Stock, and we sold an additional 259,650 shares of Series A Preferred Stock, which generated gross proceeds of $6.5 million after adjusting for the amount of dividends declared per share for the period from September 12, 2017 to September 30, 2017 and payable to holders of record as of October 6, 2017, and resulted in net proceeds of $6.3 million, after deducting underwriting discounts and offering costs paid by us.
During the three months ended September 30, 2017, we sold 9,303 shares of Common Stock through the ATM Program and collected net proceeds of $0.2 million. We paid fees of approximately $2,000 to the Agents with respect to sales of shares of Common Stock sold pursuant to the ATM Program.
The Company had $616.6 million (including £177.2 million and €258.9 million) and $722.1 million (including £160.2 million and €255.7 million) outstanding under the Prior Credit Facility as of December 31, 2016 and June 30, 2017. On July 24, 2017, we terminated the Prior Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility and $4.9 million from cash on hand.
On July 24, 2017, we entered into the Credit Facility, providing for a $500.0 million Revolving Credit Facility and a €194.6 million ($225.0 million USD equivalent at closing) Term Facility. The aggregate total commitments under the Credit Facility are $725.0 million based on USD equivalents. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
At the closing of the Credit Facility, we, through the OP, borrowed $720.9 million based on USD equivalent at closing (including €194.6 million under the Term Facility, and $409.0 million, £40.0 million and €30.0 million under the Revolving Credit Facility). On September 18, 2017, we repaid $80.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from the issuance of Series A Preferred Stock. As of September 30, 2017, we had $648.0 million (including €194.6 million under the Term Facility and $329.0 million, £40.0 million and €30.0 million under the Revolving Credit Facility) outstanding under the Credit Facility with a weighted average effective interest rate per annum of 2.70%.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at our option. The Term Facility is interest-only and matures on July 24, 2022.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of September 30, 2017, $82.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
As of September 30, 2017, our total consolidated debt included borrowings under our New Credit Facility and secured mortgage financings, which had a total carrying value of $1.4 billion and a total estimated fair value of $1.4 billion and a weighted average effective interest rate per annum of 2.8%.
In connection with the replacement of the Prior Credit Facility with the Credit Facility, and the change in borrowings by currency resulting therefrom, we terminated £160.3 million notional GBP-LIBOR interest rate swap and entered into a new $150.0 million notional five year USD-LIBOR interest rate swap. Additionally, we novated our existing €224.4 million notional Euribor interest rate swap from our existing counterparty to a new counterparty.
On March 30, 2017, we repaid in full the outstanding balance under the Mezzanine Facility of $56.5 million or €52.7 million (See Note 5 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the facilities.
As of September 30, 2017, we had secured gross mortgage notes payable net of mortgage discount of $796.8 million and outstanding advances under the New Credit Facility of $648.0 million. Our debt leverage ratio was 38.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2017. See Note 7 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of September 30, 2017.

On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Loan Agreement provides for a $187.0 million loan (the “Loan”) with a fixed interest rate of 4.369% and a maturity date of November 6, 2027. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, the Borrowers’ interests in 12 single tenant net leased office and industrial properties in nine states totaling approximately 2.6 million square feet (the “Mortgaged Properties”). The Loan Agreement permits the Lenders to consummate one or more private or public securitizations of rated single- or multi-class securities secured by or evidencing ownership interests in all or any portion of the Loan or a pool of assets that include the Loan.
At the closing of the Loan, the net proceeds after accrued interest and closing costs (including $2.2 million in taxes and other charges and expenses related to the Mortgaged Properties) were used to repay approximately $120.0 million of indebtedness that was outstanding under the Revolving Credit Facility, with the balance available to the Company to be used for general corporate purposes, including to make future acquisitions. Following this repayment , we had an outstanding balance under the Credit Facility of $209.0 million, £40.0 million and €30.0 million.
As of September 30, 2017, the weighted average maturity of our indebtedness was 3.1 years. Giving effect to the closing of the Loan and the associated repayment of amounts outstanding under the Revolving Credit Facility, the weighted average maturity of our indebtedness as of September 30, 2017 would have been 3.9 years. We have approximately $79.1 million of mortgage debt that matures between September 30, 2017 and September 30, 2018.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific financial covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2017, we were in breach of a loan to value financial covenant on one mortgage note payable agreement. As of September 30, 2017, the loan had an outstanding principal balance of $7.4 million.We cured the breach within the required timeframe by paying down £0.8 million of principal on the mortgage subsequent to September 30, 2017, and the breach did not result in an event of default. We were in compliance with the remaining covenants under our loan agreements (including the Credit Facility) as of September 30, 2017.
Non-GAAP Financial Measures
This section reports on non-GAAP financial measures, including Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
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
Core FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-core, such as fire loss and other costs related to damage at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains and losses on foreign currency transactions, and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gains or losses on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

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
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance including relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. However, FFO, Core FFO and AFFO are not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Investors are cautioned that FFO, Core FFO and AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as they exclude certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

The table below reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	(1)	September 30, 2016
Net income attributable to stockholders (in accordance with GAAP)	$2,104	$8,943	$14,733		$31,194
Depreciation and amortization	29,879	23,482	84,490		71,050
Losses (gains) on dispositions of real estate investments	(275)	(1,320)	(1,089)		(1,320)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	(182)	(75)		(683)
FFO (as defined by NAREIT) attributable to stockholders	31,708	30,923	98,059		100,241
Acquisition and transaction fees (2)	1,141	2,479	2,280		2,377
Fire loss (3)	(305)	—	195		—
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	(20)	(2)		(23)
Core FFO attributable to stockholders	32,544	33,382	100,532		102,595
Non-cash equity based compensation	(391)	1,293	(2,610)		2,407
Non-cash portion of interest expense	1,198	951	3,021		5,769
Straight-line rent (1)	(2,070)	(2,536)	(8,987)		(8,059)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	489	(58)	1,397		(69)
Eliminate unrealized losses (gains) on foreign currency transactions (4)	3,598	1,606	8,501		1,068
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	(88)	(1,459)	3,765		(5,613)
Amortization of mortgage premium (discount), net and mezzanine discount	261	(121)	565		(361)
Deferred tax benefit	(693)	—	(693)		—
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	3	(4)		48
AFFO attributable to stockholders	$34,848	$33,061	$105,487		$97,785

Summary
FFO (as defined by NAREIT) attributable to stockholders	$31,708	$30,923	$98,059		$100,241
Core FFO attributable to stockholders	$32,544	$33,382	$100,532		$102,595
AFFO attributable to stockholders	$34,848	$33,061	$105,487		$97,785
______________________________

(1)
Includes an out-of-period adjustment of $0.5 million during the nine months ended September 30, 2017 for additional rental income and unbilled straight-line rent. See Note 2 — Summary of Significant Accounting Policies for additional information.

(2)
For the three and nine months ended September 30, 2017, Merger related costs were approximately $41,000 and $0.8 million, respectively. There were no Merger related costs for the three and nine months ended September 30, 2016.

(3)	Loss arising from cleanup costs related to a fire sustained at one of our office properties.

(4)
For the three and nine months ended September 30, 2017, losses on foreign currency transactions were $3.1 million and $6.6 million, which were comprised of unrealized losses of $3.6 million and $8.5 million, offset by realized gains of $1.6 million and $3.1 million, as well as accelerated reclassification of amounts in other comprehensive income to earnings of $1.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2016, gains on foreign currency transactions were $3.8 million and $3.4 million, which were comprised of unrealized gains of $1.6 million and $1.1 million and realized gains of $1.5 million and $2.9 million. For AFFO purposes, we add back unrealized (gains) losses.

Dividends
We pay dividends on the 15th day of each month in an amount equal to $0.1775 per share to common stockholders of record as of close of business on the 8th day of such month.
The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.

Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date.
During the nine months ended September 30, 2017, dividends paid to common stockholders were $107.2 million, inclusive of $0.6 million of distributions paid to holders of OP Units and LTIP Units. During the nine months ended September 30, 2017, $102.5 million of cash used to pay dividends was generated from cash flows from operations, $2.3 million from proceeds from sale of real estate investments and $2.4 million from available cash on hand. The first quarterly dividend for the Series A Preferred Stock, declared on September 26, 2017, was paid on October 16, 2017 to holders of record as of the close of business on October 6, 2017 in the aggregate amount of $0.4 million, covering the period from September 12, 2017 to September 30, 2017. We funded this payment using available cash on hand. Using cash on hand to pay dividends reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity.
The following table shows the sources for the payment of dividends to common stockholders for the period indicated:

	Three Months Ended						Nine Months Ended September 30, 2017
	March 31, 2017		June 30, 2017		September 30, 2017
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to common stockholders	$35,293		$35,466		$35,834		$106,593
Other (1)	255		160		159		574
Total dividends	$35,548		$35,626		$35,993		$107,167

Source of dividend coverage:
Cash flows provided by operations	$32,728	92.1%	$36,188	101.6%	$33,584	93.3%	$102,500	95.6%
Proceeds from sale of real estate investments	—	—%	2,258	6.3%	—	—%	2,258	2.1%
Available cash on hand	2,820	7.9%	(2,820)	(7.9)%	2,409	6.7%	2,409	2.3%
Total sources of dividend coverage	$35,548	100.0%	$35,626	100.0%	$35,993	100.0%	$107,167	100.0%

Cash flows provided by operations (GAAP basis) (2)	$32,728		$36,188		$33,584		$102,500

Net income attributable to stockholders (in accordance with GAAP)	$7,429		$5,200		$2,104		$14,733
______________________________

(1)
Includes distributions paid of $0.1 million for the OP Units three and nine months ended September 30, 2017 and distributions paid of $0.2 million and $0.5 million to the participating LTIP Units during the three and nine months ended September 30, 2017.

(2)	Cash flows provided by operations for the year ended September 30, 2017 reflect acquisition and transaction related expenses of $2.3 million.
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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at September 30, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands) (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$798,962	$79,400	$596,754	$122,808	$—
Interest on mortgage notes payable	50,042	21,277	26,896	1,869	—
Principal on Term Facility	229,954	—	—	229,954	—
Interest on Term Facility	23,021	4,780	9,572	8,669	—
Principal on Revolving Credit Facility	418,034	—	—	418,034	—
Interest on Revolving Credit Facility	49,508	12,972	25,980	10,556	—
Operating ground lease rental payments due (2)	50,665	1,415	2,830	2,830	43,590
Total (3) (4)	$1,620,186	$119,844	$662,032	$794,720	$43,590
_________________________

(1)
Amounts in the table above that relate to foreign operations are based on the exchange rate of the local currencies at September 30, 2017, which consisted primarily of the GBP and EUR, which had exchange rates as of September 30, 2017 of £1.00 to $1.34 and €1.00 to $1.18, respectively

(2)	Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.

(3)	At September 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under nonconcealable operating ground leases (see Note 10 — Commitments and Contingencies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations for details).
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
Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for us. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2017, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liabilities position of $9.0 million (Note 7 — Fair Value of Financial Instruments).
As of September 30, 2017, our total consolidated debt included borrowings under our New Credit Facility and secured mortgage financings, which had a total carrying value of $1.4 billion and a total estimated fair value of $1.4 billion and a weighted average effective interest rate per annum of 2.8%. As of September 30, 2017, our total consolidated debt under our New Credit Facility and secured mortgage financings included fixed borrowings of $1.1 billion with a weighted average effective interest rate per annum of 2.7% and variable debt of $319 million with a weighted average effective interest rate per annum of 3.1%. At September 30, 2017, a significant portion (approximately 77.9%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The annual interest rates on our fixed-rate debt at September 30, 2017 ranged from 1.0% to 5.3%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 2.1% to 3.3%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2017:

(In thousands)	Fixed-rate debt (1)(2)	Variable-rate debt (1)	Total Debt
2017 (remainder)	$1,018	$—	$1,018
2018	80,449	52,800	133,249
2019	289,795	—	289,795
2020	296,500	33,550	330,050
2021	230,295	232,590	462,885
2022	229,682	271	229,953
Thereafter	—	—	—
Total	$1,127,739	$319,211	$1,446,950
_________________________

(1)	Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.18 for EUR as of September 30, 2017 for illustrative purposes, as applicable.

(2)	Fixed rate debt includes variable debt that bear interest at margin plus a floating rate which is mostly fixed through our interest rate swap agreements
The estimated fair value of our fixed-rate debt and our variable-rate debt that at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2017 by an aggregate increase of $1.4 million or an aggregate decrease of $1.6 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2017 would increase or decrease by $3.2 million and $0.7 million, respectively for each respective 1% increase or decrease in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the EUR and GBP which may affect future costs and cash flows in our functional currency. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of September 30, 2017, the Company had draws of £52.2 million ($70.0 million based on exchange rates as of September 30, 2017) in excess of its net investments (Note 8 — Derivatives and Hedging Activities).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the put options’ strike rate at maturity, the option would be considered in-the-money and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net liability position of $(1.1) million and a net asset position of $0.1 million, respectively at September 30, 2017 (Note 7 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	Total
2017 (remainder)	$17,809	$13,297	$31,106
2018	71,451	53,234	124,685
2019	71,794	54,458	126,252
2020	72,161	55,910	128,071
2021	72,522	56,582	129,104
2022	72,898	55,979	128,877
Thereafter	201,798	310,037	511,835
Total	$580,433	$599,497	$1,179,930
_______________________

(1)	Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.18 for EUR as of September 30, 2017 for illustrative purposes, as applicable.
Scheduled debt service payments (principal) for mortgage notes payable for our foreign operations as of September 30, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2017 (remainder)	$—	$1,018	$1,018
2018	—	80,449	80,449
2019	188,275	101,520	289,795
2020	179,433	117,067	296,500
2021	17,131	—	17,131
2022	—	—	—
Thereafter	—	—	—
Total	$384,839	$300,054	$684,893

	Future Debt Service Payments (1) (2)
	New Credit Facility
(In thousands)	EUR	GBP	Total
2017 (remainder)	$—	$—	$—
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	35,444	53,590	89,034
2022	229,954	—	229,954
Thereafter	—	—	—
Total	$265,398	$53,590	$318,988
_______________________

(1)
Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.18 for Euro as of September 30, 2017 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at September 30, 2017.
We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, or extended it, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on the Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of September 30, 2017, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries and industries.
Based on original purchase price or acquisition value for the properties acquired through Merger, the majority of our properties, 50.4%, are located in Europe and 49.6% are located in the U.S. including the Commonwealth of Puerto Rico. Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and the Commonwealth of Puerto Rico 48.4% and the remaining are in Finland (6.2%), France (5.3%), Germany (8.6%), Luxembourg (2.1%), The Netherlands (7.0%) and United Kingdom (22.4%) at September 30, 2017. No individual tenant accounted for more than 10% of our annualized rental income at September 30, 2017. Based on annualized rental income, at September 30, 2017, our directly owned real estate properties contain significant concentrations in the following asset types: office (59.5%), industrial/distribution (30.7%), and retail (9.8%).

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dividends paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future dividends with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations were $102.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company paid dividends of $107.2 million to holders of our Common Stock, inclusive of $0.6 million of distributions paid to holders of OP Units and LTIP Units, of which $102.5 million, or 95.6%, was funded from cash flows provided by operations, $2.3 million, or 2.1%, was funded from proceeds from sales of real estate investments and $2.4 million, or 2.1%, was funded from available cash on hand. During October 2017, we paid the initial dividend to holders of our Series A Preferred Stock with respect to the period from September 12, 2017 to September 30, 2017, and we are obligated under the terms of the Series A Preferred Stock to pay dividends to holders of our Series A Preferred Stock in an amount equal to $1.9 million per quarter for each subsequent quarter beginning with the quarter ending December 31, 2017.
We cannot guarantee that we will be able to pay dividends with respect to the Series A Preferred Stock or our Common Stock on a regular basis in the future. Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. In addition, pursuant to the Credit Facility, beginning with the four consecutive fiscal quarters ending on December 31, 2017, we may not pay distributions, including cash dividends payable with respect to Series A Preferred Stock and our common stock, or redeem or otherwise repurchase shares of our capital stock, including Series A Preferred Stock, in an aggregate amount exceeding 95% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO as discussed and analyzed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. The agreements governing our future debt instruments may also include restrictions on our ability to pay dividends. If we do not generate sufficient cash flows from our operations to fund dividends with respect to the Series A Preferred Stock or our Common Stock, we may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, or our Advisor's deferral, suspension or waiver of its fees and expense reimbursements. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Articles Supplementary
On November 2, 2017, the Company’s board of directors, upon recommendation of its nominating and corporate governance committee (which is comprised entirely of independent directors), unanimously approved a resolution electing to be subject to Section 3-803 of the Maryland General Corporation Law (“MGCL”), so that the board of directors will be classified into three classes each initially comprised of no more than two directors. The initial members of each class will be determined by the Company’s board of directors in advance of the Company’s 2018 annual stockholder meeting.  As a result of the change, approximately one-third of the board of directors will be elected at each annual meeting of the Company’s stockholders for three year terms and until their successors are duly elected and qualify.  On November 6, 2017, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to implement this change (the "Articles Supplementary").  The Articles Supplementary were effective upon the acceptance for record of the filing.
The number of directors in each class may be changed from time to time by the board of directors to reflect an increase or decrease in the total number of directors so that each class, to the extent possible, will have the same number of directors.
The decision by the Company’s board of directors to adopt a classified board was not taken in response to any known takeover attempt or threat, but rather because the Company’s board of directors, in considering various arguments for and against having a classified board, believed it is in the best interest of the Company to promote its operating stability and the implementation of the Company’s long-term business strategy.
The foregoing description of the Articles Supplementary does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
Indemnification Agreement
On November 2, 2017, in connection with the election of Christopher J. Masterson as our chief financial officer, secretary and treasurer, effective upon the resignation of Nicholas Radesca from the same role, we entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Masterson in the same form as the indemnification agreements we have entered into with our other directors and officers. Under the Indemnification Agreement, Mr. Masterson will be indemnified by us to the maximum extent permitted by Maryland law for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions brought, or threatened to be brought, against him as our officer as a result of his service, subject to the limitations set forth in the Indemnification Agreement. The Indemnification Agreement will become effective on November 15, 2017, the date Mr. Radesca’s resignation will become effective.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

Global Net Lease, Inc.
By:	/s/ James L. Nelson
James L. Nelson
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 6, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (3)
Underwriting Agreement, dated September 7, 2017, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and the Underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as representatives

3.1 (2)	Articles Supplementary designating 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share.
3.2*	Articles Supplementary relating to election to be subject to Section 3-803 of the MGCL
10.1 (1)	Credit Agreement, dated as of July 24, 2017, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National as agent.
10.2 (1)
Unconditional Guaranty of Payment and Performance, dated as of July 24, 2017, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.3 (1)
Contribution Agreement, dated as of July 24, 2017, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, and the other subsidiary parties thereto.

10.4 (3)	Second Amendment, dated September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.5*
Loan Agreement, dated as of October 27, 2017, by and among the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.

10.6*	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.7*
Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.

10.8*	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.9*
First Amendment, dated October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among the Company, Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.10*	Indemnification Agreement between the Company and Christopher J. Masterson, dated as of November 2, 2017.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 24, 2017.

(2)	Filed as an exhibit to our Registration Statement on Form 8-A filed with the SEC on September 8, 2017.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2017.