Form 10-K
period 2017-12-31
Global Net Lease, Inc.
filed 2018-02-28
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor New York, NY 10022
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.
On February 15, 2018, the registrant had 67,336,343 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2017

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, Global Net Lease Advisors, LLC (the "Advisor") and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States ("U.S.").

•	The Advisor may not be able to identify a sufficient number of property acquisitions satisfying our investment objectives on acceptable terms and prices, or at all.

•
We may be unable to continue to raise additional debt or equity financing on attractive terms, or at all, and there can be no assurance we will be able to fund the acquisitions contemplated by our investment objectives.

•
Our credit facility may limit our ability to pay dividends on our common stock, $0.01 par value per share ("Common Stock") or our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock").

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•
We may not generate cash flows sufficient to pay dividends to our stockholders or fund operations, and, as such, we may be forced to borrow at unfavorable rates to pay dividends to ur stockholders or fund our operations.

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

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect operations, and would reduce the trading price of our Common Stock and Series A Preferred Stock, and our cash available for dividends.

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
On August 8, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with American Realty Capital Global Trust II, Inc. ("Global II"). We and Global II each are, or were sponsored, directly or indirectly, by an affiliate of AR Global. AR Global, through its affiliates provide or provided asset management services to us and Global II pursuant to advisory agreements. On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of ours, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub (the "Merger"). In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and our operating partnership, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, we acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties, two of which were located in the U.S., three of which were located in the United Kingdom, and 10 of which were located in continental Europe (see Note 3 — Merger Transaction to our audited consolidated financial statements in this Annual Report on Form 10-K).
Pursuant to the Fourth Amended and Restated Advisory Agreement, dated June 2, 2015, among us, the OP and the Advisor (the "Advisory Agreement"), we retained the Advisor to manage our affairs on a day-to-day basis. Substantially all of our business is conducted through the OP. Our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager, and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") are under common control with AR Global, the parent of our sponsor, and as a result are related parties. These related parties receive compensation and fees for various services provided to us.
On August 8, 2015, we entered into the Second Amended and Restated Service Provider Agreement (the “Service Provider Agreement”) with the Advisor and Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider agreed to provide, subject to the Advisor's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. On January 16, 2018, we notified the Service Provider that it was being terminated effective as of March 17, 2018. Additionally, as a result of our termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider will terminate by its own terms. As required under its existing Advisory Agreement with us, the Advisor and its affiliates will continue to manage our affairs on a day to day basis (including management and leasing of our properties) and will remain responsible for managing and providing other services with respect to our European investments. The Advisor may engage one or more third parties to assist with these responsibilities, all subject to the terms of the Advisory Agreement. See Item 3. Legal Proceedings.
As of December 31, 2017, we owned 321 properties consisting of 22.9 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.8 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger, 50.6% of our properties are located in the U.S. and Puerto Rico and 49.4% of our properties are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of December 31, 2017, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Reverse Stock Split
On February 28, 2017, we completed a reverse stock split of Common Stock, limited partnership units in the OP ("OP Units") and long term incentive plan units in the OP ("LTIP Units"), at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split and we repurchased any fractional shares of Common Stock resulting from the Reverse Stock Split for cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of the outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from 198.8 million to 66.3 million.

Effective May 24, 2017, following approval by our board of directors, we filed an amendment to our charter with the Maryland State Department of Assessments and Taxation to decrease the total number of shares that we have authority to issue from 350.0 million to 116.7 million shares, of which (i) 100.0 million is designated as Common Stock; and (ii) 16.7 million is designated as Preferred Stock, $0.01 par value per share ("Preferred Stock"). As of December 31, 2017, our authorized capital stock consisted of 100.0 million shares of Common Stock, 5.4 million shares of Series A Preferred Stock and 11.3 million shares of Preferred Stock
All references made to share or per share amounts in the accompanying audited consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
Preferred Stock Offerings
On September 7, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated, as representatives of the underwriters listed on Schedule I thereto pursuant to which we agreed to issue and sell 4,000,000 shares of the Series A Preferred Stock, in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of Series A Preferred Stock. On September 12, 2017, we completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by us.
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
On December 19, 2017, we completed the sale of 1,150,000 additional shares of Series A Preferred Stock in an underwritten public offering at an offering price of $25.00 per share, which generated gross proceeds of $28.8 million and net proceeds of $27.8 million. These additional shares of shares of Series A Preferred Stock have been consolidated to form a single series, and are fully fungible with the outstanding Series A Preferred Stock. The Series A Preferred Stock is listed on the New York Stock Exchange, under the symbol "GNL PR A."
Equity Distribution Agreement
We have entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. (together, the “Agents”) to offer and sell shares of Common Stock, to raise aggregate sales proceeds of up to $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). Common Stock issued under the ATM Program is registered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). During the twelve months ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program for net sales proceeds of $18.3 million, after issuance costs of $0.4 million. These fees were charged to additional paid-in capital on the accompanying audited consolidated balance sheet during the ATM Program as of December 31, 2017.
Investment Strategy
Our investment strategy is to own and acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants. Based on original purchase price or acquisition value with respect to properties acquired in the Merger, we have approximately 50.6% of our investments in the U.S. and the Commonwealth of Puerto Rico and 49.4% in the United Kingdom and Continental Europe. Based on annualized rental income on a straight-line basis as of December 31, 2017, approximately 58.8% of our investments are in office properties, 31.6% of our investments are in industrial/distribution properties, and 9.6% of our investments are in retail properties. No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2017.
We seek to:

•	support a stable and consistent dividend by generating stable and, consistent cash flows by acquiring properties with, or entering into new leases with, long lease terms;

•	facilitate dividend growth by acquiring properties with, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and

•	enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S. and Europe and leveraging the market presence of the Advisor.

Acquisition and Investment Policies
Primary Investment Focus
We focus on acquisitions of net lease properties with existing net leases, or we acquire properties pursuant to sale-leaseback transactions. We may in the future acquire or originate real estate debt such as first mortgage debt loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of December 31, 2017, we have not invested in any preferred equity or securitized loans.
In January 2018, we announced that we are pursuing a strategy of growth through property acquisitions, primarily of properties located in the U.S. Our goal is to acquire $500 million of properties during the year ending December 31, 2018. As part of this acquisition strategy, we intend to increase the percentage (based on original purchase price) of our portfolio located in the U.S. to 60% and increase the percentage (based on annualized straight-line rental income) of our portfolio consisting of industrial/distribution properties. As of December 31, 2017, we owned 321 properties, including 252 properties located in the U.S. and Puerto Rico, 43 properties located in the United Kingdom and 26 properties located across continental Europe.
Investing in Real Property
When evaluating prospective investments in real property, our management, the Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, the Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
We did not have any tenant whose total annualized rental income on a straight-line basis was more than 10% of our aggregate annual income for the years ended December 31, 2017, 2016 and 2015.
The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on our revenues.
Opportunistic Investments
We believe that the presence of the Advisor in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties, such as partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases. In addition, we may acquire or originate investments in commercial real estate-related debt. Real estate-related debt investments include first mortgage loans, subordinated interests in first mortgage loans and mezzanine loans related to commercial real estate. We may also invest in real estate-related securities issued by real estate market participants such as real estate funds or other REITs. Real estate-related securities include commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Investments in these opportunistic investments would be subject to maintaining the requirements for continued qualification as a REIT and for our exemption from the Investment Company Act of 1940, as amended (the "Investment Company Act"). As of December 31, 2017, we do not own any of these types of investments.
Acquisition Structure
We acquire properties through the OP and its subsidiaries. We have acquired properties through asset purchases and through purchases of the equity of entities owning properties. We typically acquire fee interests in a property (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we have acquired 11 leasehold interest properties (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease).
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments, provided these investments would not cause us to be required to register as an "investment company" under the Investment Company Act.
Financing Strategies and Policies
On July 24, 2017, we, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), and a €194.6 million ($225.0 million USD equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The aggregate total commitments under the Credit Facility are $725.0 million USD equivalents at closing. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either portion or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million (see Note 6 — Credit Facilities to our audited consolidated financial statements in this Annual Report on Form 10-K for further information on our Credit Facility). In addition, we have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear interest at margin plus a floating rate which is mostly fixed through interest rate swap agreements (see Note 5 — Mortgage Notes Payable, Net to our audited consolidated financial statements in this Annual Report on Form 10-K for mortgage loans in respective currency and interest rate detail). As of December 31, 2017, approximately $65.1 million was available for future borrowings under the Revolving Credit Facility.
We may obtain additional financing for future investments, property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. As of December 31, 2017, our aggregate borrowings are equal to 48.9% of the aggregate acquisition value of our assets, or 50.2% of our net assets.
We may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include among other things, current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements.
Tax Status
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to continue to qualify as a REIT for such purposes, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT for U.S. federal income tax purposes. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes if we were subject to any of these forms of taxation, it would decrease our earnings and our available cash.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial real estate market is highly competitive. In all of our markets we compete for tenants with other owners and operators of real estate. Factors affecting competition for tenants include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The adverse impact of competition may have a material effect on our occupancy levels, rental rates and/or operating expenses of our properties.
In addition, we compete with other parties engaged in real estate investment activities to identify suitable properties to acquire and to find tenants and purchasers for our properties. These competitors include American Finance Trust, Inc. ("AFIN"), a REIT sponsored by an affiliate of AR Global, with an investment strategy similar to our investment strategy with respect to properties located in the U.S., other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same competitors seek financing through similar channels as us, which may impact our ability to obtain financing. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
Competition from these and other real estate investors may limit the number of suitable investment opportunities available to us. Competition also may cause us to face higher prices to acquire assets, lower yields on assets and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain dividends to stockholders.

Regulations - General
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
Regulations - Environmental
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
Advisory Agreement
We are externally managed by the Advisor pursuant to the terms of the Advisory Agreement. The Advisory Agreement requires us to pay a base management fee (the “Base Management Fee”) in a minimum amount of $18.0 million per annum, payable in cash on a pro rata monthly basis at the beginning of each month, and including a variable fee amount equal to 1.25% of net proceeds raised from additional equity issuances, including issuances of OP Units and Series A Preferred Stock, and an incentive fee ("Incentive Compensation"), payable 50% in cash and 50% in shares of Common Stock, equal to 15% of our Core AFFO (as defined in the Advisory Agreement) in excess of $2.37 per share plus 10% of our Core AFFO in excess of $3.08 per share. The $2.37 and $3.08 incentive hurdles are eligible for annual increases of 1% to 3% based on a determination by a majority of our independent directors, in their good faith reasonable judgment, after consultation with the Advisor and our management. The amounts payable to the Advisor are capped, subject to an annual adjustment, based on the level of assets under management.
No later than April 30 of each year, our independent directors are required to determine, in good faith, whether the Advisor has satisfactorily achieved annual performance standards for the immediately preceding year based primarily on actions or inactions of the Advisor, and determines the annual performance standards for the next year.
We reimburse the Advisor or its affiliates for expenses of the Advisor and its affiliates incurred on our behalf, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to our directors and officers) and information technology expenses.
The Advisory Agreement has an initial term expiring June 1, 2035, with automatic renewals for consecutive 5-year terms unless terminated in accordance with the terms of the Advisory Agreement. In the event of a termination in connection with a change in control of us or the Advisor's failure (based on a good faith determination by our independent directors) to meet annual performance standards for the year based primarily on actions or inactions of the Advisor, we would be required to pay a termination fee that could be up to 2.5 times the compensation paid to the Advisor in the previous year, plus expenses.
See Note 11 — Related Party Transactions to our audited consolidated financial statements in this Annual Report on Form10-K for further details.
Employees
As of December 31, 2017, we have one employee based in Europe. The employees of our Advisor, Property Manager and other affiliates of AR Global perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. Pursuant to the Service Provider Agreement, the Service Provider agreed to provide, subject to the Advisor's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. As discussed above, on January 16, 2018, we notified the Service Provider that it was being terminated effective as of March 17, 2018. We depend on third parties and affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost. As a result of our termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider will terminate by its own terms. As required under our existing Advisory Agreement, the Advisor and its affiliates will continue to manage the Company’s affairs on a day to day basis (including management and leasing of our properties) and will remain responsible for managing and providing other services with respect to our European investments.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance at the individual property level, and view all of our real estate assets as a single industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.
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

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, our financial condition, our results of operations, our ability to pay dividends and the trading price of our Common Stock and Series A Preferred Stock.
Risks Related to Our Properties and Operations
We may not achieve our acquisition goals.
Our goal is to acquire $500 million of properties during the year ending December 31, 2018. There can be no assurance we will be able to meet our goal for numerous reasons, including:

•	competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	agreements to acquire properties are typically subject to conditions to closing that may not be satisfied or waived; and

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all.
Moreover, we depend on the Advisor to identify a sufficient number of property acquisitions on acceptable terms and prices. There also can be no assurance the Advisor will be able to do so or that we will be able to integrate and operate the properties we acquire.
Our ability to obtain sufficient funding to implement our acquisition strategy depends on our ability to access capital from external sources, and there can be no assurance we will be able to so on favorable terms or at all.
In order to meet our acquisition goal, we will need to access third-party sources of capital. Our access to capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and expected debt levels;

•	our current and expected future earnings;

•	our current and expected cash flow and cash dividend payments; and

•	market price per share of our Common Stock, Series A Preferred Stock and any other class or series of equity security we may seek to issue that is listed on a national securities exchange.
We cannot assure you that we will be able to obtain debt financing or raise equity on terms favorable or acceptable to us or at all. If we are unable to do so, our ability to successfully pursue our strategy of growth through property acquisitions will be limited. Failure to achieve this strategic objective could adversely affect us.
There is no assurance that we will be able to continue paying dividends on our Common Stock or Series A Preferred Stock at the current rate or, with respect to our Common Stock, increase dividends over time.
We may not continue paying dividends at the current rate in the future for various reasons, including the following:

•
rents from properties may not increase, and future acquisitions of properties, real estate-related debt or real estate-related securities may not increase our cash available for distributions to stockholders;

•	we may not generate sufficient cash from operations to fund our other capital needs;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy regarding Common Stock at any time and for any reason;

•	we may desire to retain cash to maintain or improve its credit ratings; and

•
the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Our common stockholders have no contractual or other legal right to dividends or distributions that have not been declared. Moreover, failure to meet the market's expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our Common Stock.
Dividends paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future dividends with cash flows from operations.

Our cash flows provided by operations were $131.0 million for the year ended December 31, 2017. During the year ended December 31, 2017, we paid dividends of $143.9 million, which includes payments to holders of our Common and Series A Preferred Stock and distributions to holders of OP Units and LTIP Units. Of these payments, $131.0 million, or 91.0%, was funded from cash flows provided by operations, $2.3 million, or 1.6%, was funded from proceeds from sales of real estate investments and $11.0 million, or 7.7%, was funded from available cash on hand.
We are obligated under the terms of our Series A Preferred Stock to pay dividends to holders of our Series A Preferred Stock in an amount equal to $2.5 million per quarter for each quarter based on 5,409,650 shares of Series A Preferred Stock outstanding as of December 31, 2017.
Series A Preferred Stock ranks senior to our Common Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up. If we do not generate sufficient cash flows from its operations to fund dividends, we may have to reduce or suspend dividend payments on our Common Stock or pay dividends from other sources, such as from borrowings or the sale of additional securities.
Funding dividends from borrowings could restrict the amount we can borrow for property acquisitions and investments. Funding dividends with the sale of assets, or using the proceeds from issuance of our Common Stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets, may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could also result in a dilution of our stockholders’ investment.
The Credit Facility may limit our ability to pay dividends.
The Credit Facility prohibits us from paying distribution, including cash dividends on our Common Stock and Series A Preferred Stock, or redeeming or otherwise repurchasing shares of our capital stock, including our Common Stock and Series A Preferred Stock, in an aggregate amount exceeding 95% of our “Adjusted FFO” as defined in the Credit Facility (which is different from AFFO as discussed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO.
Further, the Credit Facility prohibits us from paying distributions, including cash dividends payable on our Common Stock and Series A Preferred Stock, or redeeming or otherwise repurchasing shares of our capital stock, including our Common Stock and Series A Preferred Stock, after the occurrence and during the continuance of a default or an event of default under the Credit Facility, except in limited circumstances, including as necessary to enable us to maintain our qualification as a REIT. If we default under the Credit Facility in any way, we would be unable to borrow additional amounts thereunder, and upon the occurrence of an event of default under the Credit Facility, any amounts we have borrowed thereunder could become immediately due and payable.
The agreements governing future debt instruments may also include restrictions on our ability to pay dividends to holders, or redemptions or repurchases, of our Common Stock and Series A Preferred Stock.
We are dependent on the Advisor and its affiliate, the Property Manager, to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of the Advisor.
Personnel and services that we require are provided to us under contracts with the Advisor and its affiliate, the Property Manager. We depend on the Advisor, and any entities it may engage with our approval, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor. Neither we nor the Advisor has an employment agreement with any of these key personnel, except for the agreement between Mr. Nelson and the Advisor, and we cannot guarantee that all, or any particular one, will remain affiliated with us or the Advisor. If any of our key personnel were to cease their affiliation with the Advisor, our operating results could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor's ability to implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals. The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.

Any adverse changes in the financial condition or financial health of, or our relationship with, the Advisor, including any change resulting from an adverse outcome in any litigation, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may terminate the Advisory Agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate the Advisor. The initial term of the Advisory Agreement expires on June 1, 2035, but is automatically renewed for consecutive five-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us or the Advisor’s failure (based on a good faith determination by our independent directors) to meet annual performance standards for the prior year based primarily on actions or inactions of the Advisor, we would be required to pay a termination fee that could be up to 2.5 times the compensation paid to the Advisor in the previous year, plus expenses. The limited termination rights of the Advisory Agreement will make it difficult for us to renegotiate the terms of the Advisory Agreement or replace the Advisor even if the terms of the Advisory Agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2017, we derived 5.0% of our consolidated annualized rental income on a straight-line basis from FedEx. Reductions or revisions in FedEx’s budget may adversely affect its ability to make payments pursuant to the terms or its lease. The value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
As of December 31, 2017, we derived 5.0% or more of our consolidated annualized rental income on a straight-line basis from the following countries and states:

Country	December 31, 2017
European Countries:
United Kingdom	22.1%
Germany	8.5%
The Netherlands	7.0%
Finland	6.2%
France	5.2%
Other European Countries	2.1%
Total European Countries	51.1%
United States & Puerto Rico:
Texas	8.2%
Michigan	7.7%
California	5.1%
Other States and Puerto Rico	27.9%
Total United States and Puerto Rico	48.9%
Total	100.0%
Any adverse situation that disproportionately affects the states and countries listed above may have a magnified adverse effect on us. Factors that may negatively affect economic conditions in these states or countries include:

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
Brexit could adversely affect us.
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, commonly referred to as “Brexit.” On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. These negotiations are ongoing. Any final agreement requires the approval of Parliament in both the United Kingdom and the European Union. The uncertainty surrounding when and on what terms the United Kingdom will ultimately exit the European Union, as well as uncertainty surrounding the ultimate impact of these events on both the United Kingdom and the European Union, has caused, and may continue to cause, significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. In addition to the long-term effects of Brexit that depend on whether the United Kingdom is able to retain access to European Union markets either during a transitional period or more permanently, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As a general matter, Brexit may:

•	adversely affect European and worldwide economic and market conditions;

•	adversely affect commercial property market values and rental rates in the United Kingdom and continental Europe;

•	result in foreign currency exchange rate fluctuations that could adversely affect our results of operations, especially if we are unable to effectively hedge currency exchange exposure; and

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could impair our ability to acquire properties and may reduce the price for which we are able to sell properties we have acquired.

The effects of Brexit, including effects we cannot anticipate, could adversely affect us. However, until the terms and timing of Brexit become more clear, it is not possible to determine the ultimate impact that the United Kingdom’s departure from the European Union or any related matters may have on us.
We are subject to additional risks from our international investments.
Based on original purchase price or acquisition value with respect to properties acquired in the Merger, 50.4% of our properties are located in Europe, primarily in the United Kingdom, France, Germany, Luxembourg, The Netherlands and Finland, and 49.6% of our properties are located in the U.S. and the Commonwealth of Puerto Rico. As part of our strategy of growth through property acquisitions, we intend to increase the percentage (based on original purchase price) of our portfolio located in the U.S. to 60%, but, even while implementing this strategy, we may purchase other properties and may make additional investments in Europe or elsewhere. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:

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

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the Advisor’s limited experience and expertise in foreign countries relative to its experience and expertise in the U.S.

Investments in properties or other real estate investments outside the U.S. subject us to foreign currency risks.
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from properties or other real estate investments acquired are generally denominated in the local currency. As of December 31, 2017, we had $992.3 million, ($301.0 million, £223.2 million and €325.7 million) in outstanding mortgage debt, $298.9 million ($209 million, £40.0 million and €30.0 million) in outstanding debt under the Revolving Credit Facility and $229.9 million, net (€194.6 million) of outstanding debt under the Term Facility. We may continue borrow in local currencies when purchasing properties outside the Unites States, including draws under our revolving credit facility. As a result, changes in exchange rates of any of these foreign currencies to U.S. dollars may affect our revenues, operating margins and the amount of cash we have available to pay dividends and may also affect the book value of our assets and the amount of stockholders' equity.
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
We use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates, but there can be no assurance our hedging strategy will be successful. If we fail to effectively hedge our currency exposure, or if we experience other losses related to our exposure to foreign currencies, our operating results could be negatively impacted and cash flows could be reduced.
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties, and may affect our ability to pay dividends, and the availability or the terms of financing that we have or may anticipate utilizing. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market and economic challenges may have adverse consequences, including:

•	decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;

•	widening credit spreads as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;

•	a decrease in the market value of our properties, which may limit our ability to obtain debt financing secured by our properties;

•	a need for us to establish significant provisions for losses or impairments;

•	reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments; and

•
reduction in cash flows from our operations as a result of foreign currency losses resulting from our operations in continental Europe and the United Kingdom if we are unsuccessful in hedging these potential losses or if, as part of our risk management strategies, we choose not to hedge some or all of the risk.

Continuing concerns regarding European debt, market perceptions concerning the instability of the Euro and recent volatility and price movements in the rate of exchange between the U.S. Dollar and the Euro could adversely affect our business, results of operations and our ability to obtain financing.
Concerns persist regarding the debt burden of certain Eurozone countries and their potential inability to meet their future financial obligations, the overall stability of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. If the European Union dissolves, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. This uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
Furthermore, market concerns about economic growth in the Eurozone relative to the U.S. and speculation surrounding the potential impact on the Euro of a country sovereign default or exit from the Eurozone may continue to exert downward pressure on the rate of exchange between the U.S. Dollar and the Euro.
Inflation may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
Inflation could erode the value of long-term leases that do not contain indexed escalation provisions. High inflation in the countries in which we own or purchase real estate or make other investments could also increase expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in revenues could adversely impact results of operations. As of December 31, 2017, certain our leases, based on annualized rental income on a straight-line basis, for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
Conversely, low inflation can cause deflation, or an outright decline in prices. Deflation can lead to a negative cycle where consumers delay purchases in anticipation of lower prices, causing businesses to stop hiring and postpone investments as sales weaken. Deflation would have a serious impact on economic growth and may adversely affect the financial condition of our tenants and the rental rates at which we renew or enter into leases.
A high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2017, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2017
Financial Services	13.9%
Technology	6.6%
Discount Retail	6.4%
Aerospace	6.2%
Healthcare	5.4%
Telecommunications	5.9%
Government Services	5.7%
Freight	5.2%
Utilities	5.2%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.

Our bank deposits in excess of insured limits expose us to risk of failure of any bank in which we deposit our funds.
We hold cash and cash equivalents at several banking institutions. These institutions are generally insured by the Federal Deposit Insurance Corporation in the U.S. or other entities in Europe, and each of these entities generally only insure limited amounts per depositor per insured bank. We have cash and cash equivalents and restricted cash deposited in interest-bearing accounts at certain financial institutions exceeding these insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of the deposits that exceed the insured levels.
Our business and operations could suffer if the Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cyber security.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology networks and related systems of the Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could results in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology has increased, so have the risks posed to the systems of the Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
In addition, a security breach or other significant disruption involving the information technology networks and related systems of the Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by its tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among its tenants and investors generally.
Although the Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
We are in litigation with the Service Provider related to our termination of the Service Provider.
On January 25, 2018, the Service Provider filed a complaint against us, the Property Manager, the Special Limited Partner, the OP, the Advisor (collectively, the "GNL Defendants") and AR Capital Global Holdings, LLC and AR Global (the "AR Global Defendants") in the Supreme Court of the State of New York, County of New York. The complaint alleges that the termination of the Service Provider Agreement was a pretext to enable the AR Global Defendants to seize the Service Provider’s business with us. The complaint further alleges breach of contract against the GNL Defendants, and tortious interference against the AR Global Defendants. The complaint seeks, among other things: (i) monetary damages against the defendants, and (ii) to enjoin the GNL Defendants from terminating the Service Provider Agreement based on the Termination Letters. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss. Both motions remain pending.
We believe this lawsuit is without merit and intend to contest it vigorously, but there can be no assurance that we will be successful. An unfavorable judgment against us could have a material adverse impact on our financial condition, liquidity, our business and our acquisition strategy. Further, if the termination is enjoined, the Advisor would be required to maintain its relationship with the Service Provider, which could adversely affect the quality of the services provided to us. As with any litigation, the dispute and resulting litigation may divert management’s attention from the day-to-day operations of our business and result in substantial cost to us, including amounts that may become payable to reimburse the AR Global, the Advisor and their affiliates for their legal costs in defending themselves against the Service Provider’s lawsuit pursuant to our indemnification obligations to them.
Risks Related to Conflicts of Interest
The Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on AR Global and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of the Advisor are also the key real estate professionals at the parent of AR Global and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of AR Global. For example, AFIN seeks, like us, to invest in a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities, such as AFIN.
We and other programs sponsored directly or indirectly by the parent of AR Global also rely on these real estate professionals~~,~~ to supervise the property management and leasing of properties. Our executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
The Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other programs sponsored directly or indirectly by the parent of AR Global for the acquisition, development or improvement of properties. The Advisor may have conflicts of interest in determining which programs sponsored directly or indirectly by the parent of AR Global should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of the Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our officers and directors face conflicts of interest related to the positions they hold with related parties, which could hinder our ability to successfully implement its business strategy and to generate returns to you.
Certain of our executive officers, including James Nelson, chief executive officer and president, and Christopher Masterson, chief financial officer, treasurer and secretary, also are officers of the Advisor and the Property Manager. Our directors also are directors of other REITs sponsored directly or indirectly by the parent of AR Global. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the duties that they owe to us.
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to entities sponsored by or affiliated with AR Global, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates of AR Global, (e) investments with affiliates of the Advisor, and (f) compensation to the Advisor and its affiliates, including the Property Manager.
Moreover, the management of multiple REITs by certain of the key personnel of the Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
The Advisor faces conflicts of interest relating to the structure of the fees it may receive.
Under the Advisory Agreement, the partnership agreement of the OP, and the OPP (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-Multi-Year Outperformance Agreement”), the Advisor is entitled to substantial minimum compensation regardless of performance. Further, because the Advisor does not maintain a significant equity interest in us and is entitled to receive fees and earn LTIP Units (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-Multi-Year Outperformance Agreement”) based on performance, the Advisor may be incentivized to recommend investments that are riskier or more speculative than investments recommended by an advisor with a more significant investment in us.
Risks Related to our Corporate Structure, Common Stock and Series A Preferred Stock
The trading prices of our Common Stock and Series A Preferred Stock may fluctuate significantly.
Our Common Stock and Series A Preferred Stock are listed on the NYSE. The trading prices of our Common Stock and Series A Preferred Stock are impacted by a number of factors, many of which are outside our control. Among the factors that could affect the prices of our Common Stock and Series A Preferred Stock are:

•	our financial condition and performance;

•	our ability to achieve our strategy of growth through property acquisitions, and the terms, including with respect to financing, upon which we are able to do so;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional issuances of equity securities, including Common Stock or Series A Preferred Stock;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income securities;

•	our reputation and the reputation of AR Global, its affiliates or entities sponsored by AR Global;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our Common Stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.
Moreover, although an active market has developed for our Series A Preferred Stock, there can be no assurance that an active and liquid trading market will be maintained. If an active and liquid trading market is not maintained, the market price and liquidity of our Series A Preferred Stock may be adversely affected.
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
A stockholder's interest in us could be diluted if we issue additional equity securities, which could adversely affect the value of our Common Stock and Series A Preferred Stock.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 116,670,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $0.01 per share, and 16,670,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2017, we had the following stock issued and outstanding: (i) 67,287,231 shares of Common Stock, and (ii) 5,409,650 shares of Series A Preferred Stock. Subject to the rights of holders of our Series A Preferred Stock authorization or issuance of equity securities ranking senior to the Series A Preferred Stock, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Common Stock could dilute the interests of the holders of our Common Stock, and any issuance of shares of preferred stock senior to our Common Stock, such as our Series A Preferred Stock, or of additional indebtedness could affect our ability to pay dividends on our Common Stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock, including preferred stock convertible into shares of our Common Stock, could dilute the interests of the holders of Common Stock and Series A Preferred Stock, and any issuance of shares of preferred stock senior to our Series A Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. These issuances could also adversely affect the trading price of our Common Stock and our Series A Preferred Stock.
In addition, we may issue shares of our Common Stock pursuant to stock awards granted to our officers and directors, pursuant to the Advisory Agreement in payment of fees thereunder or in connection with the Advisor earning LTIP Units pursuant to the OPP. As of December 31, 2017, no shares of our Common Stock have been issued pursuant to the Advisory Agreement and no LTIP Units have been earned. LTIP Units are convertible into OP Units subject to being earned and vested and several other conditions. We may also issue OP Units to sellers of properties we acquire. We also may issue shares of our Common Stock pursuant to our ATM Program or any similar future program.
Any issuance of additional equity securities by us could dilute the interest of our existing stockholders.
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
The terms of our Series A Preferred Stock, and the terms other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The change of control conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock into shares of our Common Stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem shares of Series A Preferred Stock. These features of our Series A Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Common Stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
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
Our board of directors may change our investment policies over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of a stockholder's investment could change without the consent of stockholders.
Our rights and the rights of our stockholders to recover claims against our officers, directors and the Advisor are limited, which could reduce recoveries against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and the Advisor and the Advisor’s affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and the Advisor and its affiliates, than might otherwise exist under common law, which could reduce recoveries against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisor and its affiliates in some cases.
Payment of fees to the Advisor and its affiliates reduces cash available for investment and other uses including payment of dividends to our stockholders.
The Advisor its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, the servicing of our debt, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes, including payment of dividends to our stockholders.

Risks Related to Net Lease Sale-Leaseback Investments
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Substantially all of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
Single-tenant properties may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
If a lease for one of our single-tenant properties is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Special use single-tenant properties may be relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to re-lease or sell properties.
Acquisitions of properties in sale-leaseback transactions could be recharacterized in a tenant’s bankruptcy proceeding, which could adversely affect our financial condition and ability to pay dividends.
We have entered, and may continue to enter, into sale-leaseback transactions whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy, the transaction may be re-characterized as either a financing or a joint venture. If the sale-leaseback was re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor, not a property owner. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms. If the sale-leaseback were characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
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
Based on annualized rental income on a straight-line basis as of December 31, 2017, 23.7% of our tenants are not evaluated or ranked by credit rating agencies, or are ranked below "investment grade," which includes both actual investment grade ratings of the tenant and “implied investment grade,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor.
Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Net leases may not result in fair market lease rates over time, which could negatively impact our income.
As of December 31, 2017, all of our rental income was generated from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Net leases may not result in fair market lease rates over time, which could negatively impact our income.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2017, 23.5% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than 10 years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
Certain of our leases do not contain any rent escalation provisions. As a result, our income may be lower than it would otherwise be if we did not lease properties through long-term leases. Further, if our properties are leased for long term leases at below market rental rates, our properties will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
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
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of or refinancing properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available to pay dividends.
Rising expenses could reduce cash flow.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which would, among other things, limit the amount of funds we have available for other purposes, including the payment of dividends and future acquisitions.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property, and, from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2017, 9.6% of our properties, based on annualized rental income on a straight-line basis, were retail properties, and our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may also face competition from alternative retail channels, such as mail order catalogs and operators, television shopping networks and shopping via the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any dividends.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations, and various foreign laws and regulations, relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell, rent or pledge a property as collateral for future borrowings.
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
We own and acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The Terrorism Risk Insurance Act, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect us and our properties.
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
Risks Associated with Debt Financing
Our level of indebtedness may increase our business risks.
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we typically incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or fund working capital. As of December 31, 2017, our aggregate indebtedness was $1.5 billion. We may incur significant additional debt in the future, including borrowings under the Revolving Credit Facility, for various purposes including to fund future acquisitions and other working capital requirements.
We may also borrow if we need funds to continue to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow required to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of dividends required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
The Credit Facility, and certain of our other indebtedness, contains restrictive covenants that limit our operating flexibility.
The Credit Facility imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers, asset sales and replacing the Advisor, as well as financial covenants requiring us maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increase, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
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
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance the loans when they come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the loan and we may be required to obtain equity financing to repay the mortgage or the property may be subject to foreclosure.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Stock and Series A Preferred Stock.
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
For so long as we continue to qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
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
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distributions of our shares of our Common Stock as part of a distribution in which stockholders may elect to receive shares of our Common Stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
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
In connection with our continued qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our Common Stock that are payable in cash and/or shares of our Common Stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the dividend received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Stock.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income taxable at capital gains rates generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our stock generally will be taxable as capital gain.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. Tax rates could be changed in future legislation.
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
To continue to qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to you.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to qualify as a REIT, we may terminate our REIT election if we determine that continuing to qualify as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our Common Stock and Series A Preferred Stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Stock and Series A Preferred Stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our Common Stock or Series A Preferred Stock. Additional changes to the tax laws are likely to continue to occur, and there can be no assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with an independent tax advisor with respect to the impact of recent legislation on any investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Investors also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Stock or Series A Preferred Stock or otherwise be in the best interest of the stockholders.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our Common Stock or Series A Preferred Stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our Common Stock and Series A Preferred Stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock or Series A Preferred Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our outstanding shares of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our Common Stock, or (c) a holder of our Common Stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of December 31, 2017:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	6.5
Wickes Building Supplies I	May 2013	UK	1	29,679	7.0
Everything Everywhere	Jun. 2013	UK	1	64,832	9.8
Thames Water	Jul. 2013	UK	1	78,650	4.9
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	9.2
PPD Global Labs	Aug. 2013	US	1	76,820	7.2
Northern Rock	Sep. 2013	UK	2	86,290	5.9
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	11.2
Con-way Freight	Nov. 2013	US	7	105,090	6.2
Wolverine	Dec. 2013	US	1	468,635	5.3
Western Digital	Dec. 2013	US	1	286,330	3.2
Encanto	Dec. 2013	PR	18	65,262	7.8
Rheinmetall	Jan. 2014	GER	1	320,102	6.3
GE Aviation	Jan. 2014	US	1	369,000	8.3
Provident Financial	Feb. 2014	UK	1	117,003	18.1
Crown Crest	Feb. 2014	UK	1	805,530	21.4
Trane	Feb. 2014	US	1	25,000	6.2
Aviva	Mar. 2014	UK	1	131,614	11.7
DFS Trading I	Mar. 2014	UK	5	240,230	12.5
GSA I	Mar. 2014	US	1	135,373	4.9
National Oilwell Varco I	Mar. 2014	US	1	24,450	5.8
Talk Talk	Apr. 2014	UK	1	48,415	7.5
OBI DIY	Apr. 2014	GER	1	143,633	6.3
GSA II	Apr. 2014	US	2	24,957	5.4
DFS Trading II	Apr. 2014	UK	2	39,331	12.5
GSA III	Apr. 2014	US	2	28,364	7.6
GSA IV	May 2014	US	1	33,000	7.8
Indiana Department of Revenue	May 2014	US	1	98,542	5.3
National Oilwell Varco II	May 2014	US	1	23,475	12.4
Nissan	May 2014	US	1	462,155	11.0
GSA V	Jun. 2014	US	1	26,533	5.5
Lippert Components	Jun. 2014	US	1	539,137	8.9
Select Energy Services I	Jun. 2014	US	3	135,877	9.1
Bell Supply Co I	Jun. 2014	US	6	79,829	11.3
Axon Energy Products (3)	Jun. 2014	US	3	213,634	6.9
Lhoist	Jun. 2014	US	1	22,500	5.3
GE Oil & Gas	Jun. 2014	US	2	69,846	6.0
Select Energy Services II	Jun. 2014	US	4	143,417	9.1
Bell Supply Co II	Jun. 2014	US	2	19,136	11.3
Superior Energy Services	Jun. 2014	US	2	42,470	6.5
Amcor Packaging	Jun. 2014	UK	7	294,580	7.2
GSA VI	Jun. 2014	US	1	6,921	6.5
Nimble Storage	Jun. 2014	US	1	164,608	4.1
FedEx -3-Pack	Jul. 2014	US	3	338,862	4.8
Sandoz, Inc.	Jul. 2014	US	1	154,101	8.8
Wyndham	Jul. 2014	US	1	31,881	7.6
Valassis	Jul. 2014	US	1	100,597	5.6
GSA VII	Jul. 2014	US	1	25,603	7.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
AT&T Services	Jul. 2014	US	1	401,516	8.8
PNC - 2-Pack	Jul. 2014	US	2	210,256	11.8
Fujitisu	Jul. 2014	UK	3	162,888	12.5
Continental Tire	Jul. 2014	US	1	90,994	4.8
Achmea	Jul. 2014	NETH	2	190,252	6.3
BP Oil	Aug. 2014	UK	1	2,650	8.1
Malthurst	Aug. 2014	UK	2	3,784	8.1
HBOS	Aug. 2014	UK	3	36,071	7.8
Thermo Fisher	Aug. 2014	US	1	114,700	6.9
Black & Decker	Aug. 2014	US	1	71,259	4.3
Capgemini	Aug. 2014	UK	1	90,475	5.5
Merck & Co.	Aug. 2014	US	1	146,366	7.9
Dollar Tree - 65-Pack	Aug. 2014	US	58	485,992	11.9
GSA VIII	Aug. 2014	US	1	23,969	6.9
Waste Management	Sep. 2014	US	1	84,119	5.3
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	6.6
HP Enterprise Services	Sep. 2014	UK	1	99,444	8.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	5.0
FedEx II	Sep. 2014	US	1	11,501	6.5
Dollar General - 39-Pack	Sep. 2014	US	21	199,946	10.5
FedEx III	Sep. 2014	US	2	221,260	6.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	6.9
Kuka	Sep. 2014	US	1	200,000	6.8
CHE Trinity	Sep. 2014	US	2	373,593	5.2
FedEx IV	Sep. 2014	US	2	255,037	5.3
GE Aviation	Sep. 2014	US	1	102,000	5.3
DNV GL	Oct. 2014	US	1	82,000	7.4
Bradford & Bingley	Oct. 2014	UK	1	120,618	12.0
Rexam	Oct. 2014	GER	1	175,615	7.4
FedEx V	Oct. 2014	US	1	76,035	6.8
C&J Energy	Oct. 2014	US	1	96,803	6.1
Dollar Tree II	Oct. 2014	US	34	282,730	12.0
Panasonic	Oct. 2014	US	1	48,497	10.8
Onguard	Oct. 2014	US	1	120,000	6.3
Metro Tonic	Oct. 2014	GER	1	636,066	8.0
Axon Energy Products	Oct. 2014	US	1	26,400	7.1
Tokmanni	Oct. 2014	FIN	1	800,834	15.9
Fife Council	Nov. 2014	UK	1	37,331	6.4
Dollar Tree III	Nov. 2014	US	2	16,442	11.9
GSA IX	Nov. 2014	US	1	28,300	4.6
KPN BV	Nov. 2014	NETH	1	133,053	9.3
RWE AG	Nov. 2014	GER	3	594,415	7.2
Follett School	Nov. 2014	US	1	486,868	7.3
Quest Diagnostics	Dec. 2014	US	1	223,894	6.9
Diebold	Dec. 2014	US	1	158,330	4.3
Weatherford Intl	Dec. 2014	US	1	19,855	8.1
AM Castle	Dec. 2014	US	1	127,600	7.1
FedEx VI	Dec. 2014	US	1	27,771	6.9
Constellium Auto	Dec. 2014	US	1	320,680	12.2
C&J Energy II	Mar. 2015	US	1	125,000	6.1
Fedex VII	Mar. 2015	US	1	12,018	7.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Fedex VIII	Apr. 2015	US	1	25,852	7.0
Crown Group I	Aug. 2015	US	3	295,974	17.8
Crown Group II	Aug. 2015	US	3	642,595	17.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	12.3
JIT Steel Services	Sep. 2015	US	2	126,983	12.3
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	8.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	12.0
FedEx Ground	Sep. 2015	US	1	91,029	7.8
Office Depot	Sep. 2015	NETH	1	206,331	11.4
Finnair	Sep. 2015	FIN	4	656,275	6.9
Auchan (2)	Dec. 2016	FR	1	152,235	5.9
Pole Emploi (2)	Dec. 2016	FR	1	41,452	5.8
Veolia Water (2)	Dec. 2016	US	1	70,000	8.3
Sagemcom (2)	Dec. 2016	FR	1	265,309	6.3
NCR Dundee ()	Dec. 2016	UK	1	132,182	9.1
FedEx Freight (2)	Dec. 2016	US	1	68,960	6.3
DB Luxembourg (2)	Dec. 2016	LUX	1	156,098	6.2
ING Amsterdam (2)	Dec. 2016	NETH	1	509,369	7.8
Worldline (2)	Dec. 2016	FR	1	111,338	6.3
Foster Wheeler (2)	Dec. 2016	UK	1	365,832	6.8
ID Logistics I (2)	Dec. 2016	GER	1	308,579	7.1
ID Logistics II (2)	Dec. 2016	FR	2	964,489	7.2
Harper Collins (2)	Dec. 2016	UK	1	873,119	7.9
DCNS (2)	Dec. 2016	FR	1	96,995	7.0
Cott Beverages Inc	Feb. 2017	US	1	170,000	9.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	9.0
Bridgestone Tire	Sep. 2017	US	1	48,300	9.8
GKN Aerospace	Oct. 2017	US	1	97,864	9.0
NSA-St. Johnsbury I	Oct. 2017	US	1	87,100	14.8
NSA-St. Johnsbury II	Oct. 2017	US	1	84,949	14.8
NSA-St. Johnsbury III	Oct. 2017	US	1	40,800	14.8
Tremec North America	Nov. 2017	US	1	127,105	9.8
Cummins	Dec. 2017	US	1	58,546	7.4
GSA X	Dec. 2017	US	1	25,604	12.0
NSA Industries	Dec. 2017	US	1	82,862	15.0
Total			321	22,897,326	8.8
______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years calculated based on square feet as of December 31, 2017.

(2)	Properties acquired as part of the Merger.

(3)	Of the three properties, one location is vacant while the other two properties remain in use.

The following table details distribution of our portfolio by country/location as of December 31, 2017:

Country	Acquisition Date	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Finland	Nov. 2014 - Sep. 2015	5	1,457,109	6.4%	11.2
France	Dec. 2016	7	1,631,818	7.1%	6.3
Germany	Jan. 2014 - Dec. 2016	8	2,178,410	9.5%	6.8
Luxembourg	Dec. 2016	1	156,098	0.7%	6.0
The Netherlands	Jul. 2014 - Dec. 2016	5	1,039,005	4.5%	8.4
United Kingdom	Oct. 2012 - Dec. 2016	43	4,079,576	17.8%	9.5
United States	Aug. 2013 - Dec. 2017	234	12,290,048	53.7%	9.7
Puerto Rico	Dec. 2013	18	65,262	0.3%	7.5
Total		321	22,897,326	100.0%	8.8
_______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of December 31, 2017.

The following table details the tenant industry distribution of our portfolio as of December 31, 2017:

Industry	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Aerospace	8	1,355,720	5.9%	$15,608	6.2%
Auto Manufacturing	8	1,939,861	8.5%	6,617	2.6%
Automation	1	200,000	0.9%	1,092	0.4%
Automotive Parts Manufacturing	3	259,557	1.1%	2,209	0.9%
Automotive Parts Supplier	2	411,096	1.8%	3,583	1.4%
Biotechnology	1	114,700	0.5%	1,014	0.4%
Consulting	1	82,000	0.4%	576	0.2%
Consumer Goods	3	271,874	1.2%	2,117	0.8%
Contract Research	1	76,820	0.3%	895	0.4%
Defense	1	96,995	0.4%	1,671	0.7%
Discount Retail	116	1,785,944	7.8%	16,165	6.4%
Education	1	486,868	2.1%	1,935	0.8%
Electronics	1	48,497	0.2%	686	0.3%
Energy	29	1,042,692	4.6%	11,848	4.7%
Engineering	1	365,832	1.6%	11,462	4.5%
Environmental Services	1	70,000	0.3%	570	0.2%
Financial Services	13	2,315,896	10.1%	35,140	13.9%
Foot Apparel	2	588,635	2.6%	2,141	0.8%
Freight	23	1,391,075	6.1%	13,248	5.2%
Government Services	15	535,949	2.3%	14,365	5.7%
Healthcare	4	647,199	2.8%	13,680	5.4%
Home Maintenance	4	230,535	1.0%	2,356	0.9%
Hospitality	1	31,881	0.1%	403	0.2%
Logistics	3	1,273,068	5.6%	3,352	1.3%
Marketing	1	100,597	0.4%	1,194	0.5%
Metal Fabrication	9	719,597	3.1%	5,368	2.1%
Metal Processing	2	448,280	2.0%	2,862	1.1%
Office Supplies	1	206,331	0.9%	2,437	1.0%
Packaging Goods	7	294,580	1.3%	1,145	0.5%
Petroleum Services	3	6,434	*	714	0.3%
Pharmaceuticals	3	390,367	1.7%	9,789	3.9%
Publishing	1	873,119	3.8%	6,924	2.7%
Restaurant - Quick Service	19	74,356	0.3%	3,401	1.3%
Retail Banking	3	36,071	0.2%	1,154	0.5%
Retail Food Distribution	3	1,127,765	4.9%	7,656	3.0%
Specialty Retail	7	279,561	1.2%	3,090	1.2%
Technology	9	1,047,265	4.6%	16,832	6.6%
Telecommunications	5	913,125	4.0%	14,838	5.9%
Utilities	4	673,065	2.9%	13,142	5.2%
Waste Management	1	84,119	0.6%	358	0.1%
Total	321	22,897,326	100%	$253,637	100%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2017 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

*Amount is below 0.1%.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2017:

Country	State	Number of Properties	Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
					(In thousands)
Finland		5	1,457,109	6.4%	$15,623	6.2%
France		7	1,631,818	7.1%	13,275	5.2%
Germany		8	2,178,410	9.5%	21,576	8.5%
Luxembourg		1	156,098	0.7%	5,418	2.1%
The Netherlands		5	1,039,005	4.5%	17,654	7.0%
United Kingdom		43	4,079,576	17.8%	56,070	22.1%
United States and Puerto Rico:
	Alabama	9	73,554	0.3%	804	0.3%
	Arizona	2	15,605	0.1%	156	0.1%
	Arkansas	1	8,320	*	91	*
	California	3	674,832	2.9%	12,890	5.1%
	Colorado	1	26,533	0.1%	1,088	0.4%
	Delaware	1	9,967	*	361	0.1%
	Florida	8	205,690	0.9%	3,017	1.2%
	Georgia	5	41,320	0.2%	452	0.2%
	Idaho	2	16,267	0.1%	203	0.1%
	Illinois	4	570,737	2.5%	2,629	1.0%
	Indiana	6	1,113,636	4.9%	4,490	1.8%
	Iowa	2	32,399	0.1%	296	0.1%
	Kansas	6	178,807	0.8%	1,275	0.5%
	Kentucky	6	355,420	1.6%	2,740	1.1%
	Louisiana	7	136,850	0.6%	1,265	0.5%
	Maine	2	49,572	0.2%	1,879	0.7%
	Maryland	1	120,000	0.5%	785	0.3%
	Massachusetts	2	127,456	0.6%	1,757	0.7%
	Michigan	16	2,423,379	10.6%	19,643	7.7%
	Minnesota	4	149,690	0.7%	2,138	0.8%
	Mississippi	10	80,968	0.4%	810	0.3%
	Missouri	5	308,536	1.3%	3,427	1.4%
	Montana	1	54,148	0.2%	441	0.2%
	Nebraska	7	116,118	0.5%	1,222	0.5%
	New Hampshire	1	82,862	0.4%	346	0.1%
	New Jersey	4	397,264	1.7%	9,012	3.6%
	New Mexico	5	46,405	0.2%	556	0.2%
	New York	2	221,260	1.0%	2,398	0.9%
	North Carolina	7	192,277	0.8%	1,547	0.6%
	North Dakota	3	47,330	0.2%	884	0.3%
	Ohio	8	618,481	2.7%	4,533	1.8%
	Oklahoma	9	88,770	0.4%	825	0.3%
	Pennsylvania	4	234,260	1.0%	1,952	0.8%
	South Carolina	14	414,081	1.8%	3,280	1.3%
	South Dakota	2	54,152	0.3%	1,301	0.5%
	Tennessee	12	789,295	3.4%	7,104	2.8%
	Texas	45	1,869,526	8.2%	20,590	8.1%
	Utah	2	19,966	0.1%	398	0.2%
	Vermont	3	212,849	0.9%	1,166	0.5%
	Virginia	1	7,954	*	76	—%
	West Virginia	1	103,512	0.5%	980	0.5%
	Puerto Rico	18	65,262	0.3%	3,214	1.3%
Total		321	22,897,326	100%	$253,637	100%
________________________________
*Amount is below 0.1%.

(1)
Annualized rental income converted from local currency into USD as of December 31, 2017 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2017:

(In thousands)	Future Minimum Base Rent Payments (1)
2018	$249,495
2019	252,541
2020	255,589
2021	253,689
2022	244,151
2023	220,035
2024	174,757
2025	112,674
2026	81,207
2027	63,643
Thereafter	241,676
Total	$2,149,457
________________________________

(1)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2018	—	$—	—%	—	—%
2019	—	—	—%	—	—%
2020	2	3,467	1.4%	386,015	1.7%
2021	2	4,944	1.9%	322,938	1.4%
2022	16	23,773	9.4%	1,552,953	6.8%
2023	30	28,271	11.1%	2,410,818	10.6%
2024	45	70,000	27.6%	5,886,635	25.9%
2025	39	38,870	15.3%	3,269,353	14.4%
2026	16	21,213	8.4%	2,038,071	8.9%
2027	12	5,251	2.1%	499,105	2.2%
Total	162	$195,789	77.2%	16,365,888	71.9%
________________________________

(1)
Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2017, we did not have any tenant whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income, respectively.

Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of the FedEx properties represents 5% or more of our total portfolio's rentable square feet or annual straight-line rental income as of December 31, 2017. The FedEx portfolio comprises a total of 16 properties and is located in 12 different U.S. states. The buildings are comprised of 1,285,985 total rentable square feet. As of December 31, 2017, the tenants have an average of 6.3 years remaining on their leases, which expire between April 2022 and December 2029. The leases have annualized rental income on a straight-line basis of $12.3 million.
Property Financings
See Note 5 — Mortgage Notes Payable, Net and Note 6 — Credit Facilities to our audited consolidated financial statements in this Annual Report on Form 10-K for property financings as of December 31, 2017 and 2016.
Item 3. Legal Proceedings.
Service Provider Complaint
On January 25, 2018, the Service Provider filed a complaint against us, the Property Manager, the Special Limited Partner, the OP, the Advisor, which we refer to collectively as the GNL Defendants, AR Capital Global Holdings, LLC, and AR Global which we refer to as the AR Global Defendants, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the notice sent to the Service Provider by us on January 15, 2018, terminating the Service Provider Agreement, as well as two other letters sent terminating other agreements with the Service Provider (collectively, the “Termination Letters”), were a pretext to enable the AR Global Defendants to seize the Service Provider's business with us. The complaint further alleges breach of contract against the GNL Defendants, and tortious interference against the AR Global Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the GNL Defendants from terminating the Service Provider Agreement based on the Termination Letters, and (iii) judgment declaring the Termination Letters to be void.  The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously.  On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss. Both motions remain pending. See Note 16 — Subsequent Events to our audited consolidated financial statements in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is traded on the NYSE under the symbol "GNL." Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of the Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT"), Modern Index Strategy Indexes ("MSCI"), and the New York Stock Exchange Index ("NYSE Index") for the period commencing June 2, 2015, the date on which we listed our shares on the NYSE and ending December 31, 2017. The graph assumes an investment of $100 on June 2, 2015.
For each calendar quarter indicated, the following table reflects high and low sales prices for the Common Stock as reported by NYSE and the amounts paid to our stockholders in respect of these shares which we refer to as "dividends." On February 28, 2017, we completed the Reverse Stock Split. Prior period amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split.

2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.25	$24.45	$22.66	$22.42
Low	$22.36	$21.61	$20.71	$20.09

Dividends per share	$0.534	$0.534	$0.534	$0.534

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.95	$26.92	$26.46	$24.69
Low	$17.31	$22.38	$23.01	$20.76

Dividends per share	$0.531	$0.531	$0.531	$0.531

Holders
As of February 15, 2018, we had 67.3 million shares outstanding held by 2,136 stockholders of record.

Dividends
We qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. We pay dividends on the 15th day of each month in an amount equal to $0.1775 per share to common stockholders of record as of close of business on the 8th day of such month. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date. We cannot guarantee that we will be able to pay dividends with respect to the Series A Preferred Stock or our Common Stock on a regular basis in the future. Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. In addition, pursuant to the Credit Facility, we may not pay distributions, including cash dividends payable with respect to Series A Preferred Stock and Common Stock, or redeem or otherwise repurchase shares of our capital stock, including Series A Preferred Stock and Common Stock, in an aggregate amount exceeding 95% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO as discussed and analyzed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. For tax purposes, of the amounts distributed during the year ended December 31, 2017, 18.3%, or $0.39 per share per annum, and 81.7%, or $1.74 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2016, 62.0%, or $1.32 per share per annum, and 38.0%, or $0.81 per share per annum, represented a return of capital and ordinary dividends, respectively. See Note 9 — Stockholders' Equity to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
The following table reflects dividends declared and paid in cash to common stockholders, as well as dividends related to participating LTIP Units and OP Units during the years ended December 31, 2017 and 2016. For information regarding dividends paid with respect to the Series A Preferred Stock, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

(In thousands)	Dividends Paid in Cash	Other Distributions Paid in Cash (1)	Total Dividends Paid	Dividends Declared
Q1 2017	$35,293	$255	$35,548	$35,543
Q2 2017	35,466	160	35,626	35,652
Q3 2017	35,834	159	35,993	36,016
Q4 2017	36,146	165	36,311	35,955
Total	$142,739	$739	$143,478	$143,166

(In thousands)	Dividends Paid in Cash	Other Distributions Paid in Cash (1)		Total Dividends Paid	Dividends Declared
Q1 2016	$30,020	$857	(2)	$30,877	$30,503
Q2 2016	30,019	487		30,506	30,503
Q3 2016	30,097	405		30,502	30,502
Q4 2016	30,250	259		30,509	30,511
Total	$120,386	$2,008		$122,394	$122,019
_______________________________

(1)	Represents distributions for LTIP Units and OP Units. As of December 31, 2017 there were no more OP Units outstanding.

(2)	Includes 2015 accrued LTIP Units distributions of $0.4 million which were paid during Q1 2016.

Share-Based Compensation
The following table sets forth information regarding securities authorized for issuance under our stock option plan (the “Plan”), our employee and director incentive restricted share plan (the “RSP”) and Multi-Year Outperformance Agreement, dated February 25, 2016 (the “OPP”) as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	$—	$—	$—
Equity Compensation Plans not approved by security holders	—	—	9,909.323
Total	$—	$—	$9,909,323
Stock Option Plan
The Plan authorizes the grant of non-qualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Restricted Share Plan
The RSP provides the ability to grant awards of restricted shares of Common Stock (“Restricted Shares”) and restricted stock units (“RSUs”) to our directors, officers and employees, employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us.
Prior to being amended and restated on April 8, 2015, the RSP provided for the automatic grant of 1,000 Restricted Shares to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted Shares issued to independent directors vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, pursuant to this amendment and restatement, among other things, RSUs were added as a permitted form of award and the fixed amount of shares that are automatically granted to the independent directors and the fixed vesting period of five years was removed. Under the RSP, the annual amount granted to the independent directors is determined by the board of directors.
Effective upon the Listing, our board of directors approved the following changes to independent director compensation: (i) increasing in the annual retainer payable to all independent directors to $100,000 per year, (ii) increase in the annual retainer for the non-executive chair to $105,000, (iii) increase in the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the RSP, restricted share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. In connection with the Listing, our board of directors also approved a one-time retention grant of 13,333 RSUs to each of the directors valued at $25.56 per unit, which vest over a five-year period. On July 13, 2015, we granted an annual retainer to each of its independent directors comprising of 50% (or $0.1 million) in cash and 50% (or 2,451) in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. In addition, we granted $0.1 million in non-executive chair compensation in cash and 1,961 in RSUs which vest over a three-year period with the vesting period beginning on June 15, 2015. On August 18, 2016, we granted an annual retainer to each of our independent directors comprising of $0.1 million and 2,881 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016. In addition, we granted $0.1 million in non-executive chair compensation in cash and 2,327 in RSUs which vest over a three-year period with the vesting period beginning on June 28, 2016.
On January 3, 2017, following approval by our board of directors, 10,667 unvested restricted shares owned by Mr. Kahane became vested simultaneously with his resignation as a member of the board of directors. The board of directors had accelerated the vesting of 8,000 of these unvested restricted shares upon Mr. Kahane’s voluntary resignation.

Prior to being amended and restated on April 8, 2015, the total number of shares of Common Stock granted under the RSP could not exceed 5% of our outstanding shares on a fully diluted basis at any time, and in any event could not exceed 2.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). On April 8, 2015, pursuant to this amendment and restatement the number of shares of our Common Stock, available for awards under the RSP was increased to 10% of our outstanding shares of Common Stock on a fully diluted basis at any time. The RSP also eliminated the limit of 2.5 million shares of Common Stock permitted to be issued as RSUs.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of Common Stock shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2017, there were 49,112 unvested restricted shares issued pursuant to the RSP.
Multi-Year Outperformance Agreement
In connection with the Listing and modifications to the Advisory Agreement, we entered into the OPP. Under the OPP, the Advisor was issued 3,013,933 long term incentive plan units ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.00% of our market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
The Advisor will be eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date, which is the listing date, June 2, 2015, based on our achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and Common Stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units may be converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor is terminated or in the event we incur a change in control, in either case prior to the end of the Three-Year Period. As of June 2, 2017 (end of the Two-Year Period) and June 2, 2016 (end of the first One-Year Period), no LTIP units were earned by the Advisor under the terms of the OPP with the Three-Year Period remaining during which the LTIP Units may be earned.
We record equity-based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation income related to the OPP was $4.4 million and compensation expense of $3.4 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP

Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). We paid $0.6 million in distributions related to LTIP Units during the year ended December 31, 2017, which is included in accumulated deficit in the audited consolidated statement of equity. We accrued $0.4 million in distributions related to LTIP Units during the year ended December 31, 2016. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
On February 28, 2017, we completed a reverse stock split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 - Organization to our audited consolidated financial statements in this Annual Report on Form 10-K for details).
Other Share-Based Compensation
We may issue Common Stock in lieu of cash to pay fees earned by our directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2017, 2016 and 2015.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended December 31, 2017. On April 3, 2017, 181,841 OP Units were converted into shares of Common Stock by holders of the OP Units who were individual members and employees of AR Global or entities controlled by one of such individuals. The shares were issued directly to the OP Unit holders in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") under Section4(a) (2) of the Securities Act.
Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2017, 2016, 2015, 2014, and 2013, and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013:

	December 31,
Balance sheet data (In thousands)	2017	2016	2015	2014	2013
Total real estate investments, at cost	$3,172,677	$2,931,695	$2,546,304	$2,340,039	$196,908
Total assets	3,038,595	2,891,467	2,540,522	2,424,825	213,840
Mortgage notes payable, net	984,876	747,381	524,262	277,214	75,817
Revolving credit facilities	298,909	616,614	717,286	659,268	—
Term loan, net	229,905	—	—
Mezzanine facility, net	—	55,383	—	—	—
Total liabilities	1,624,352	1,535,486	1,320,403	1,008,156	91,120
Total equity	1,414,243	1,355,981	1,220,119	1,416,669	122,720

Operating data (In thousands, except share and per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$259,295	$214,174	$205,332	$93,383	$3,951
Operating expenses	173,247	153,892	172,123	136,943	10,007
Operating income (loss)	86,048	60,282	33,209	(43,560)	(6,056)
Total other expenses	(59,322)	(8,283)	(29,335)	(11,465)	(933)
Income taxes (expense) benefit	(3,140)	(4,422)	(5,889)	1,431	—
Net income (loss)	23,586	47,577	(2,015)	(53,594)	(6,989)
Non-controlling interests	(21)	(437)	(50)	—	—
Preferred stock dividends	(2,834)	—	—	—	—
Net income (loss) attributable to common stockholders	$20,731	$47,140	$(2,065)	$(53,594)	$(6,989)
Other data:
Cash flows provided by (used in) operations	$130,954	$114,394	$102,155	$(9,693)	$(3,647)
Cash flows provided by (used in) investing activities	(78,978)	134,147	(222,279)	(1,517,175)	(111,500)
Cash flows (used in) provided by financing activities	(30,657)	(236,700)	121,604	1,582,907	124,209
Per share data (1):
Dividends declared per common share	$2.13	$2.13	$2.13	$2.13	$2.13
Net income (loss) per common share - basic and diluted	$0.30	$0.82	$(0.04)	$(1.28)	$(3.84)
Weighted-average number of common shares outstanding, basic and diluted	66,877,620	56,720,448	58,103,298	42,026,456	1,817,801

(1) On February 28, 2017, we completed the Reverse Stock Split. Prior period amounts in the table above have been retroactively adjusted to reflect the Reverse Stock Split.

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
Overview
We were incorporated on July 13, 2011 as a Maryland corporation. We acquired our first property and commenced active operations in October 2012 and elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. We completed our IPO on June 30, 2014 and on June 2, 2015 we listed our Common Stock on the NYSE under the symbol "GNL." We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties.
On August 8, 2016, we entered into the Merger Agreement with Global II. On December 22, 2016, pursuant to the Merger Agreement, Global II merged with and into the Merger Sub, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub. In addition, pursuant to the Merger Agreement, Global II OP, merged with our OP, with our OP being the surviving entity. See Note 3 — Merger Transaction to our audited consolidated financial statements in this Annual Report on Form 10-K.
As of December 31, 2017, we owned 321 properties consisting of 22.9 million rentable square feet, which were 99.5% leased with a weighted-average remaining lease term of 8.8 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger, 50.6% of our properties are located in the U.S and Puerto Rico and 49.4% are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of December 31, 2017, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Pursuant to the Advisory Agreement, we retained the Advisor to manage our affairs on a day-to-day basis. Substantially all of our business is conducted through the OP. Our properties are managed and leased by Property Manager. The Advisor, Property Manager, and the Special Limited Partner are under common control with AR Global, the parent of our sponsor, and as a result are related parties. These related parties receive compensation and fees for various services provided to us.
On August 8, 2015, we entered into the Service Provider Agreement with the Advisor and the Service Provider, pursuant to which the Service Provider agreed to provide, subject to the Advisor's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. On January 16, 2018, we notified the Service Provider that it was being terminated effective as of March 17, 2018. Additionally, as a result of our termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider will terminate by its own terms. As required under the Advisory Agreement, the Advisor and its affiliates will continue to manage our affairs on a day to day basis (including management and leasing of our properties) and will remain responsible for managing and providing other services with respect to our European investments. The Advisor may engage one or more third parties to assist with these responsibilities, all subject to the terms of the Advisory Agreement. See Item 3. Legal Proceedings.
During the year ended December 31, 2017, we sold 1 property and acquired 12 properties (see Note 4 — Real Estate Investments, Net to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion).
Significant Accounting Estimates and Accounting Policies
Set forth below is a summary of the significant accounting estimates and accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations, and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and accounting policies include:
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For each new lease after acquisition, the commencement date is the date the tenant takes possession of the space. For a lease modification, the commencement date is the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date for purposes of this calculation is the commencement date.

As of December 31, 2017 and 2016, cumulative straight-line rents receivable in our audited consolidated balance sheets were $42.7 million and $30.5 million, respectively. For the years ended December 31, 2017 and 2016, our rental revenue included impacts of unbilled rental revenue of $10.5 million and $10.6 million, respectively, to adjust contractual rent to straight-line rent.
We regularly review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our audited consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period that the related costs are incurred, as applicable.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the audited consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2017 and 2016. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2017 and 2016, we did not have any properties designated as held for sale (see Note 4 — Real Estate Investments, Net) to our audited consolidated financial statements in this Annual Report on Form 10-K for further details).
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
As more fully discussed in Note 3 — Merger Transaction to our audited consolidated financial statements, the Merger was accounted for under the acquisition method for business combinations with us as the accounting acquirer.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that our goodwill is not impaired as of December 31, 2017 and no further analysis is required.

Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, USD. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.
We record all derivatives on our audited consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a change in derivative fair value will be immediately recognized in earnings.
Multi-Year Outperformance Agreement
Concurrent with the Listing and modifications to the Advisory Agreement, we entered into the OPP with the OP and the Advisor. We record equity based compensation expense associated with the awards over the requisite service period of five years on a graded basis. The cumulative equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
During 2017, we acquired 12 properties by purchase (net 11 after one disposition), bringing our total portfolio of properties to 321 as of December 31, 2017. Late in the fourth quarter of 2016, we acquired 15 properties for $565.8 million through Merger, bringing our total portfolio to 310 properties as of December 31, 2016. Our operating results generally reflect our ownership of 318 properties through the end of the fourth quarter of 2017 (three properties acquired late during the fourth quarter of 2017 had little to no impact on 2017 operating results given the timing of the acquisitions). As a result thereof, the results of operations for the year ended December 31, 2017 reflect significant changes in most categories when comparing to the year ended December 31, 2016.
Rental Income
Rental income was $242.5 million and $204.0 million for the years ended December 31, 2017 and 2016, respectively. Our rental income increased $38.5 million compared to 2016, as a result of a full year of rental income for the 15 properties acquired in the Merger, and a partial year of rental income on the 12 properties acquired by purchase during 2017, which, together, resulted in an incremental $48.1 million increase in rental income for the year ended December 31, 2017, and was partially aided by a rise in the value of the GBP and Euro throughout 2017 compared to the USD. This was partially offset by the impact from the sale of one property during 2017 for an aggregate sale price of $13.0 million, the sale of 34 properties during the last two quarters of 2016 for an aggregate sales price of $110.4 million and GBP and Euro currency declines in 2016.

Operating Expense Reimbursements
Operating expense reimbursements were $16.8 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase over 2016 is largely driven by a full year of additional operating expense reimbursements related to the 15 properties acquired in the Merger and additional partial year of property operating expense reimbursements for the 12 properties acquired during 2017. This increase was also driven, in part, by a rise in the value of the GBP and Euro throughout 2017, and was partially offset by the impact of our disposition of one property during the first quarter of 2017 and of 34 properties during the last two quarters of 2016.
Property Operating Expense
Property operating expenses were $28.9 million and $19.0 million for the years ended December 31, 2017 and 2016, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase is primarily driven by a full year of operating expenses recognized on 15 properties acquired in the Merger, most of which are subject to triple net leases, and additional partial year property operating expense reimbursements for the 12 properties acquired during 2017. This increase was also driven, in part, by a rise in the value of the GBP and Euro throughout 2017 compared to the USD, and was partially offset by the impact of our disposition of one property during the first quarter of 2017 and of 34 properties during the last two quarters of 2016, bad debt expense, and GBP and Euro currency declines in 2016.
During 2017, we recognized bad debt expense of $1.0 million with respect to receivables related to one of our tenants that vacated its space and ceased making rental payments. This resulted in a decrease in the portfolio's total occupancy from 100.0% as of December 31, 2016, to 99.5% as of December 31, 2017 based on rentable square feet. Additionally, we incurred non-reimbursable repairs and maintenance expense during the year ended December 31, 2017 of $0.6 million. As a result of these non-recurring charges, when coupled with impact of the acquired properties net of disposed properties, our recovery of property operating expenses increased from 53.2% during the year ended December 31, 2016 to 58.1% during the during the year ended December 31, 2017.
Operating Fees to Related Parties
Operating fees paid to related parties were $24.5 million and $19.8 million for the years ended December 31, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Advisor, Property Manager and Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 11 - Related Party Transactions to our audited consolidated financial statements in this Annual Report on Form 10-K for details). The increase to operating fees in 2017 is driven in part by the payment of the Variable Base Management fee equal to $3.4 million resulting from the issuance of $370.4 million of equity in connection with the Merger, issuances of shares of Common Stock pursuant to the ATM Program and issuances of Series A Preferred Stock. In addition, our operating fees paid to related parties increased due to an increase in the property management fees incurred on the acquisition of 12 properties during 2017, and was partially offset by our disposition of one property during the first quarter of 2017, and the disposition of 34 properties during the last two quarters of 2016. No Incentive Compensation was earned for the two years ended December 31, 2017 and 2016, respectively.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees that we pay our Service Provider and Property Manager are calculated as a percentage of our gross revenues. During the years ended December 31, 2017 and 2016, property management fees we paid were $4.3 million and $3.8 million, respectively. The Property Manager elected to waive $1.2 million and $2.3 million of the property management fees for the years ended December 31, 2017 and 2016, respectively.
Acquisition and Transaction Related Expenses
We recorded $2.0 million of acquisition and transaction expenses during the year ended December 31, 2017, which consisted of third-party professional fees relating to the Merger, fees related to the novation of our derivative contracts in connection with the refinancing in July 2017 of our prior credit facility pursuant to a credit agreement dated as July 25, 2013 (as amended from time to time thereafter, the "Prior Credit Facility") with the Credit Facility, bridge facility commitment letter fees and legal fees. Our 2017 acquisitions and dispositions are considered as asset acquisitions and disposal, therefore any applicable transaction costs were capitalized. Acquisition and transaction related expenses during the year ended December 31, 2016 of $9.8 million were primarily related to the Merger.

General and Administrative Expense
General and administrative expense was $8.6 million and $7.1 million for the years ended December 31, 2017 and 2016, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers' liability insurance. The increase for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016 is primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity Based Compensation
During the years ended December 31, 2017 and 2016, we recognized income of $(4.4) million and expense of $3.4 million, respectively, with respect to equity-based compensation primarily related to changes in the fair value of the OPP offset by the amortization of Restricted Shares and RSUs granted to our independent directors. The decrease in equity based compensation in 2017 is primarily due to a decrease in the OPP valuation, which resulted from the second year of the performance period under the OPP having ended without any LTIP Units having been earned, due to a decrease in our stock price, and our peer groups having generally outperformed us. See Note 13 - Share-Based Compensation to our audited consolidated financial statements in this Annual Report on Form 10-K for details regarding the OPP.
Depreciation and Amortization Expense
Depreciation and amortization expense was $113.0 million and $94.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in 2017 is due to a full year of depreciation and amortization expense for the 15 properties acquired through the Merger during 2016, coupled with our short-period depreciation and amortization for the 12 properties acquired in 2017, and aided by a rise in the value of the GBP and Euro throughout 2017 compared to the USD. This expense is offset slightly by the absence of depreciation and amortization for the one property disposition in the first quarter of 2017 and for the 34 properties sold during the last two quarters of 2016. Additionally, in connection with the financial difficulties of a tenant, we wrote off the tenant related lease intangibles with a carrying amount of $1.8 million, net of accumulated amortization, during the third quarter of 2017.
Interest Expense
Interest expense was $48.5 million and $39.1 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily related to $386.1 million of debt assumed in the Merger and borrowings of $720.9 million based on USD equivalent incurred on July 24, 2017 under the Credit Facility. These new borrowings were offset by the full repayment of $56.5 million outstanding under the mezzanine facility assumed in connection with the Merger (the "Mezzanine Facility") on March 30, 2017, the full repayment of $725.7 million outstanding under the Prior Credit Facility on July 24, 2017 and the repayment of $200.0 million outstanding under the Credit Facility. We also had additional interest expense in the fourth quarter of 2017 due to our new $187.0 million multi-tenant mortgage loan and repayment of approximately $120.0 million under the Revolving Credit Facility. Overall increase to interest expense was also driven, in part, by a rise in the value of the GBP and Euro throughout 2017 compared to the USD. These increases were partially offset by interest savings due to the paydown of the $21.6 million Encanto mortgage in the second quarter of 2017. After the mortgage was repaid, this property became part of our borrowing base under the Credit Facility. Our total consolidated debt was $1.5 billion and $1.4 billion as of December 31, 2017 and 2016, respectively. The weighted-average effective interest rate of our total consolidated debt decreased from 3.08% as of December 31, 2016 to 2.77% as of December 31, 2017.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on Dispositions of Real Estate Investments
Gains on dispositions of real estate investments during the year ended 2017 of $1.1 million related to the disposition of Kulicke & Soffa located in Ft. Washington, Pennsylvania, which resulted in a gain on sale of disposition of $0.4 million, and the reversal of the prior year Gain Fee of $0.8 million. There were gains of $13.3 million on disposition of real estate investments relating to the sale of 34 assets during the year ended December 31, 2016.
Foreign Currency and Interest Rate Impact on Operations
The losses of $8.3 million and gains of $7.4 million on derivative instruments for the years ended December 31, 2017 and 2016, respectively, reflect the negative marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility and gains in foreign currencies against the USD in 2017 and losses in 2016, particularly the GBP and Euro.
The losses of $3.7 million and gains of $10.1 million on undesignated foreign currency advances and other hedge ineffectiveness for the years ended December 31, 2017 and 2016, respectively, primarily relate to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges, and these were driven in part by a rise in the value of the GBP and Euro throughout 2017 compared to the USD, as well as similar rises in other foreign currencies. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts in the future.
We had no unrealized gains or (losses) on non-functional foreign currency advances not designated as net investment hedges for year ended December 31, 2017 and 2016.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the twelve months ended December 31, 2017, the average exchange rate for GBP to USD increased by 4.9% and the average exchange rate for Euro to USD increased by 2.1%. During the twelve months ended December 31, 2016, the average exchange rate for GBP to USD decreased by 9.3% and the average exchange rate for Euro to USD decreased by 13.9%.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $3.1 million and $4.4 million for the years ended December 31, 2017 and 2016, respectively. During the twelve months ended December 31, 2017, we recognized a deferred tax benefit of $1.0 million.
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
During 2015, we acquired 22 properties, of which 18 were acquired during the third quarter of 2015, bringing our total portfolio to 329 properties as of December 31, 2015. Our operating results reflect the ownership of 329 properties through predominantly the end of the third quarter of 2016, at which time we had disposed of only three U.S. properties. During the fourth quarter of 2016, we disposed of 31 properties, inclusive of one property in the Netherlands, and through the Merger of Global II, we acquired 15 properties as of the Merger Date, bringing our total portfolio to 310 properties. As a result thereof, the results of operations for the year ended December 31, 2016 reflect significant changes in most categories when comparing to the year ended December 31, 2015.
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

Operating Fees to Related Parties
Operating fees to related parties were $19.8 million and $15.2 million for the years ended December 31, 2016 and 2015, respectively. Operating fees to related parties represent compensation paid to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to April 1, 2015, we compensated the Advisor by issuing restricted performance based subordinated participation interests in the OP in the form of Class B Units for asset management services. These Class B Units converted to OP Units as of the Listing. During the year ended December 31, 2015, the board of directors approved the issuance of 1,020,580 Class B Units to the Advisor assuming a price of $9.00 per unit, all of which converted to OP Units upon Listing. There was no charge reflected in the financial statements for the issuance of Class B Units, until the Listing Date, at which time they were no longer subject to forfeiture. There were no Class B Units issued during the year ended December 31, 2016. With effect following the Listing Date, our Advisory Agreement requires us to pay Base Management Fee of $18.0 million per annum and variable fee or the Incentive Compensation, both payable in cash (see Note 11 — Related Party Transactions to our audited consolidated financial statements in this Annual Report on Form 10-K for details). Our operating fees have increased in 2016 due to incurring a full year on Base Management Fee of $18.0 million, $0.2 million of Incentive Compensation after new equity issuance during the period following the Listing Date due to Merger compared to 2015.
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
Listing Fees
We incurred a listing fee in 2015 in connection with our Listing of approximately $18.7 million. The majority of these fees were paid to related parties, see Note 11 — Related Party Transactions to our audited consolidated financial statements in this Annual Report on Form 10-K for details of the breakdown.
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
General and Administrative Expenses
General and administrative expenses were $7.1 million and $7.2 million for the years ended December 31, 2016 and 2015, respectively, primarily consists of board member compensation, directors' and officers' liability insurance, and professional fees including audit and taxation services.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit for state taxes and local income taxes incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. The income tax expense was $4.4 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively.
Cash Flows from Operating Activities
During the year ended December 31, 2017, net cash provided by operating activities was $131.0 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2017 reflect a net income of $23.6 million adjusted for non-cash items of $107.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation) and working capital items of $10.9 million.
During the year ended December 31, 2016, net cash provided by operating activities was $114.4 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties paid for asset and property management and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2016 reflect a net income of $47.6 million adjusted for non-cash items of $94.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $2.7 million.
During the year ended December 31, 2015, net cash provided by operating activities was $102.2 million. The level of cash flows provided by operating activities is driven by the volume of acquisition activity, related rental income received and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2015 also reflect $6.1 million of acquisition and transaction related costs.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2017 of $79.0 million primarily related to cash paid for investments in real estate of $98.8 million and capital expenditures of $3.1 million, partially offset by net proceeds from the sale of real estate investments of $12.3 million from the disposition of Kulicke & Soffa and net proceeds from settlement of derivatives of $10.6 million.

Net cash provided by investing activities during the year ended December 31, 2016 of $134.1 million primarily related to proceeds from sale of real estate investments of $107.8 million on dispositions of 34 properties, cash acquired in Merger transaction of $19.0 million and restricted cash acquired in Merger transaction of $7.6 million.
Net cash used in investing activities during the year ended December 31, 2015 of $222.3 million primarily related to our acquisition of 22 properties with an aggregate base purchase price of $255.0 million, which were partially funded with borrowings under our Credit Facility and by mortgage notes payable.
Cash Flows from Financing Activities
Net cash used in financing activities of $30.7 million during the year ended December 31, 2017 related to repayments on the Prior Credit Facility and the Credit Facility of $1.0 billion, dividends to common stockholders of $142.7 million, repayment of the Mezzanine Facility of $56.5 million and repayments of mortgage notes payable of $21.9 million. These cash outflows were partially offset by borrowings from the Revolving Credit Facilities of $647.4 million, proceeds from the Term Facility of $225.0 million, proceeds from mortgage notes payable of $187.0 million and proceeds from the issuance of Series A Preferred Stock of $130.4 million.
Net cash used in financing activities of $236.7 million during the year ended December 31, 2016 related to borrowings on the Credit Facility of $62.7 million and net advances from related parties of $2.2 million, offset by repayments on Credit Facility of $113.9 million, Mezzanine Facility of $51.8 million and mortgage notes payable of $13.4 million. Other payments included dividends to stockholders of $120.4 million and distributions to non-controlling interest holders of $2.0 million.
Net cash provided by financing activities of $118.8 million during the year ended December 31, 2015 related to proceeds, net of receivables, from the issuance of Common Stock of $0.4 million, borrowings under Credit Facility of $476.2 million, proceeds from mortgage notes payable of $245.5 million and net advances from related parties of $0.4 million, partially offset by Common Stock repurchases of $127.3 million and repayments on the Credit Facility of $373.2 million. Other payments included dividends to stockholders of $97.7 million and distributions to non-controlling interest holders of $0.6 million.
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $102.4 million and restricted cash of $5.3 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we may need to fund from cash on hand generated from other sources.
During the year ended December 31, 2017, cash used to pay our dividends was generated mainly from funds received from cash flows provided by operations and cash on hand generated from our other sources of capital, which include proceeds received from our ATM Program (or any similar future program), proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties and undistributed funds from operations, if any.
Our goal is to acquire $500.0 million of properties during the year ending December 31, 2018. Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 5 - Mortgage Notes Payable, Net and Note 6 — Credit Facilities to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion). We may also use proceeds from future offerings of equity securities (including preferred equity securities) to fund acquisitions. During 2017, we acquired 12 properties for an aggregate purchase price of $98.8 million and disposed of one property for $13.0 million.
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
On December 19, 2017, we completed the sale of 1,150,000 additional shares of Series A Preferred Stock in an underwritten public offering at an offering price of $25.00 per share, which generated gross proceeds of $28.8 million and net proceeds of $27.8 million. These additional shares of shares of Series A Preferred Stock have been consolidated to form a single series, and are fully fungible with the outstanding Series A Preferred Stock. We reserve the right to further reopen this series and issue additional shares of Series A Preferred Stock either through public or private sales at any time.

During the year ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program and collected net proceeds of $18.3 million, after issuance costs of $0.4 million. These fees were charged to additional paid-in capital on the accompanying audited consolidated balance sheet during the ATM Program as of December 31, 2017. There were no shares sold in the fourth quarter of 2017.
The Prior Credit Facility provided for borrowings of up to $740.0 million (subject to borrowing base availability), and we had $616.6 million (including £177.2 million and €258.9 million) and $722.1 million (including £160.2 million and €255.7 million) outstanding under the Prior Credit Facility as of December 31, 2016 and June 30, 2017. On July 24, 2017, we terminated the Prior Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility and $4.9 million from cash on hand.
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
At the closing of the Credit Facility, we borrowed, based on USD equivalent at closing, $495.9 million under the Revolving Credit Facility. On September 18, 2017, we repaid $80.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from the issuance of Series A Preferred Stock. As of December 31, 2017, we had $298.9 million borrowed under the Revolving Credit Facility ($209.0 million, £40.0 million and €30.0 million) and $229.9 million (€194.6 million), net of discount, outstanding under the Term Facility with a weighted-average effective interest rate per annum of 2.7%.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at our option. The Term Facility is interest-only and matures on July 24, 2022.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of December 31, 2017, $65.1 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
On March 30, 2017, we repaid in full the outstanding balance under the Mezzanine Facility of $56.5 million or €52.7 million (see Note 6 — Credit Facilities to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion of the terms and conditions of the facilities).
On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP entered into a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Loan Agreement provides for a $187.0 million loan (the “Loan”) with a fixed interest rate of 4.369% and a maturity date of November 6, 2027. The Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The Loan is secured by, among other things, the Borrowers’ interests in 12 single tenant net leased office and industrial properties in nine states totaling approximately 2.6 million square feet (the “Mortgaged Properties”). At the closing of the Loan, the net proceeds after accrued interest and closing costs (including $2.2 million in taxes and other charges and expenses related to the Mortgaged Properties) were used to repay approximately $120.0 million of indebtedness that was outstanding under the Revolving Credit Facility, with the balance available to us to be used for general corporate purposes, including to make future acquisitions.
As of December 31, 2017 we had total debt outstanding of $1.5 billion with a weighted average interest rate per annum equal to 2.9% representing secured gross mortgage notes payable net of mortgage discount of $984.9 million and outstanding advances under the Credit Facility of $528.8 million. Our debt leverage ratio was 47.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2017. See Note 7 — Fair Value of Financial Instruments to our audited consolidated financial statements in this Annual Report on Form 10-K for fair value of such debt as of December 31, 2017.
As of December 31, 2017 the weighted-average maturity of our indebtedness was 3.9 years. We have approximately $134.8 million of mortgage debt that matures between December 31, 2017 and December 31, 2018.
On January 26, 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32% and a 10-year maturity in February 2028. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility, with the balance available for general corporate purposes and future acquisitions. In February 2018, we closed an $18.6 million acquisition of a distribution property and borrowed $40.0 million under the Revolving Credit Facility. In addition, we signed six definitive agreements to acquire $274.0 million of primarily net lease industrial and distribution properties, all located in the United States. These transactions are expected to close in stages in the coming quarters and should be fully closed by October 2018. We anticipate using available cash on hand, proceeds from our Revolving Credit Facility and other sources of capital, discussed above, to pay the consideration required to complete any future acquisitions. These agreements are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Management believes it has the ability to service its obligations as they come due.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2017, we were in breach of a loan-to-vacant possession financial covenant on one mortgage note payable agreement, which had an outstanding principal balance of $37.9 million (£28.1 million) as of December 31, 2017. During the fourth quarter of 2017, we repaid £0.8 million and in January 2018 we repaid €0.1 million of principal on two mortgage note payable agreements in order to cure loan to value financial covenant breaches which did not result in events of default. We were in compliance with the remaining covenants under our mortgage notes payable agreements as of December 30, 2017. As of December 31, 2016, we were in compliance with the covenants under our mortgage notes payable agreements.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations ("FFO"), Core Funds from Operations ("Core FFO") and Adjusted Funds from Operations ("AFFO"). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
Funds From Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
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
Core Funds From Operations
Core FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-core, such as fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
Adjusted Funds From Operations
In calculating AFFO, we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains and losses on foreign currency transactions, and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gains or losses on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
Caution on Use of Non-GAAP Measures
FFO, Core FFO, and AFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Core FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do or calculate Core FFO or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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

The table below reflects the items deducted or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated.

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016
Net income attributable to common stockholders (in accordance with GAAP)	$20,731	$47,140
Depreciation and amortization	113,048	94,455
Gains on dispositions of real estate investments (1)	(1,089)	(11,841)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	(78)	(669)
FFO (as defined by NAREIT) attributable to common stockholders	132,612	129,085
Acquisition and transaction fees (2)	1,979	9,792
Fire loss	45	—
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	(1)	(79)
Core FFO attributable to common stockholders	134,635	138,798
Non-cash equity based compensation	(3,787)	3,748
Non-cash portion of interest expense	4,420	6,698
Straight-line rent	(10,537)	(10,613)
Amortization of above- and below- market leases and ground lease assets and liabilities, net	1,930	(41)
Eliminate unrealized losses (gains) on foreign currency transactions (3)	10,182	(1,072)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	3,679	(10,109)
Amortization of mortgage premium (discount), net and mezzanine discount	827	(437)
Deferred tax benefit	(693)	—
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	(4)	89
AFFO attributable to common stockholders	$140,652	$127,061

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$132,612	$129,085
Core FFO attributable to common stockholders	$134,635	$138,798
AFFO attributable to common stockholders	$140,652	$127,061
_______________________

(1)	Gains on dispositions of real estate investments for the year ended December 31, 2016 is net of $1.5 million of tax recognized on the sale of Hotel Winston, The Netherlands property.

(2)
For the year ended December 31, 2017, acquisition and transaction costs are primarily comprised of approximately $0.8 million of merger and deal related costs and also include approximately $0.9 million in derivative novation costs in connection with the replacement of related counterparties, which are non-recurring costs and are considered to be non-core. For the year ended December 31, 2016, acquisition and transaction fees represent merger related costs of approximately $9.8 million.

(3)
For AFFO purposes, we add back unrealized losses (gains). For the year ended December 31, 2017, losses on derivative instruments were $8.3 million which were comprised of unrealized losses of $10.2 million and realized gains of $1.9 million. For the year ended December 31, 2016, gains on derivative instruments were $7.4 million which were comprised of unrealized gains of $1.1 million and realized gains of $6.3 million.

Dividends
During the year ended December 31, 2017, dividends paid to holders of Common Stock were $143.9 million, inclusive of $0.7 million of distributions paid for OP Units and LTIP Units holders, and dividends paid to holders of Series A Preferred Stock were $0.4 million. During the year ended December 31, 2017, cash used to pay dividends was generated from cash flows from operations and cash available on hand.

The following table shows the sources for the payment of dividends to holders of Common Stock and and Series A Preferred Stock for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		December 31, 2017
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to holders of Common Stock	$35,293		$35,466		$35,834		$36,146		$142,739
Dividends to holders of Series A Preferred Stock	—		—		—		383		383
Other (1)	255		160		159		165		739
Total dividends	$35,548		$35,626		$35,993		$36,694		$143,861

Source of dividend coverage:
Cash flows provided by operations	$32,728		$36,188		$33,584		$28,454		$130,954	91.0%
Dividends paid to preferred stockholders	—		—		—		(383)		(383)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	32,728	92.1%	36,188	101.6%	33,584	93.3%	28,071	76.5%	$130,571	90.8%
Proceeds from sale of real estate investments	—	—%	2,258	6.3%	—	—%	—	—%	2,258	1.6%
Available cash on hand	2,820	7.9%	(2,820)	(7.9)%	2,409	6.7%	8,623	23.5%	11,032	7.7%
Total sources of dividend coverage	$35,548	100.0%	$35,626	100.0%	$35,993	100.0%	$36,694	100.0%	$143,861	100.0%

Cash flows provided by operations (GAAP basis) (2)	$32,728		$36,188		$33,584		$28,454		$130,954

Net income attributable to common stockholders (in accordance with GAAP)	$7,429		$5,200		$2,104		$5,998		$20,731
_______________________________

(1)	Includes distributions paid of $97,000 for the OP Units and $0.6 million to the participating LTIP Units during the year ended December 31, 2017.

(2)	Cash flows provided by operations for the year ended December 31, 2017 reflect acquisition and transaction related expenses of $2.0 million.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the audited consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the audited consolidated statements of equity.

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$992,344	$135,180	$626,219	$43,945	$187,000
Interest on mortgage notes payable (1)	209,920	29,302	40,117	17,451	123,050
Principal on term loan	233,165	—	—	233,165	—
Interest on term loan (1)	20,502	4,492	8,996	7,014	—
Principal on revolving credit facility	298,909	—	—	298,909	—
Interest on revolving credit facility (1)	33,012	9,262	18,548	5,202	—
Operating ground lease rental payments due (2)	51,006	1,415	2,830	2,830	43,931
Total (3) (4)	$1,838,858	$179,651	$696,710	$608,516	$353,981
_________________________

(1)	Based on exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EURO as of December 31, 2017.

(2)	Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2017, which consisted primarily of the Euro and the GBP. At December 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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
Inflation
We may be adversely impacted by inflation on any leases that do not contain an indexed escalation provision. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
Please see Note 11 - Related Party Transactions to our audited consolidated financial statements included in this Annual report on Form 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under noncancelable operating ground leases (see Note 10 — Commitments and Contingencies and Contractual Obligations to our audited consolidated financial statements in this Annual Report on Form 10-K for details).

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2017, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the audited consolidated financial statements, was in a net liability position of $13.6 million (see Note 8 — Derivatives and Hedging Activities to our audited consolidated financial statements in this Annual Report on Form 10-K).
As of December 31, 2017, our total consolidated debt included borrowings under the Credit Facility and secured mortgage financings, with a total carrying value of $1.5 billion, and a total estimated fair value of $1.5 billion and a weighted average effective interest rate per annum of 2.9%. At December 31, 2017, a significant portion (approximately 87.0%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at December 31, 2017 ranged from 1.0% to 5.2%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 2.3% to 3.5%. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2017:

(In thousands)		Fixed-rate debt (1) (2)		Variable-rate debt (1)	Total Debt
2018	(2)	$82,043	(2)	$111,800	$193,843
2019		293,145		—	293,145
2020		298,798		33,550	332,348
2021		220,671		53,970	274,641
2022		233,165		—	233,165
Thereafter		197,267		—	197,267
Total		$1,325,089		$199,320	$1,524,409
_____________________

(1)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017, for illustrative purposes, as applicable.

(2)	Fixed-rate debt includes variable debt that bear interest at margin plus a floating rate which is mostly fixed through our interest rate swap agreements
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2017 by an aggregate decrease of $14.9 million or an aggregate increase of $19.3 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2017 would increase by $13.9 million and decrease by $3.6 million, respectively for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the GBP which may affect future costs and cash flows, in our functional currency. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2017, we did not have any draws in excess of our net investments (see Note 8 — Derivatives and Hedging Activities to our audited consolidated financial statements in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the put options’ strike rate at maturity, the option would be considered in-the-money and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value in the audited consolidated balance sheets, was in a net liability position of $2.7 million at December 31, 2017 (see Note 7 — Fair Value of Financial Instruments to our audited consolidated financial statements in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2017, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	Total
2018	$72,669	$53,620	$126,289
2019	73,005	54,853	127,858
2020	73,376	56,316	129,692
2021	73,742	56,993	130,735
2022	74,124	56,386	130,510
Thereafter	205,056	312,271	517,327
Total	$571,972	$590,439	$1,162,411
_______________________

(1)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2017, during each of the next five calendar years and thereafter, are as follows (in thousands):

	Future Debt Service Payments (1)(2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2018	$—	$82,043	$82,043
2019	190,906	102,240	293,146
2020	181,939	116,859	298,798
2021	17,370	—	17,370
2022	—	—	—
Thereafter	—	—	—
Total	$390,215	$301,142	$691,357

Future Debt Service Payments (1) (2)
Credit Facility (Term Loan Portion)
(In thousands)	EUR	GBP	Total
2018	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	—	—	—
2022	233,165	—	233,165
Thereafter	—	—	—
Total	$233,165	$—	$233,165
_______________________

(1)
Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at December 31, 2017.
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2017, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on original purchase price or acquisition value for the properties acquired through Merger, the majority of our properties are located in the U.S. including Commonwealth of Puerto Rico (50.6%) and the remainder are in Europe (49.4%). Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and the Commonwealth of Puerto Rico (48.9%) and the remaining are in Finland (6.2%), France (5.2%), Germany (8.5%), Luxembourg (2.1%), The Netherlands (7.0%) and United Kingdom (22.1%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2017. Based on annualized rental income, at December 31, 2017, our directly owned real estate properties contain significant concentrations in the following asset types: office (58.8%), industrial/distribution (31.6%), and retail (9.6%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our audited Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2017, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 4th Floor, New York, NY 10022, attention Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.globalnetlease.com.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-52 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017 and for the years ended December 31, 2017. 2016 and 2015.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)	Equity Distribution Agreement dated December 12, 2016.
1.2 (2)
Amendment No. 1 to Equity Distribution Agreement, by and among the Company, UBS Securities LLC, Robert W. Baird & Co, Inc., Capital One Securities, Inc., Mizuho Securities USA LLC, FBR Capital Markets & Co., and KeyBanc Capital Markets Inc., dated as of May 19, 2017.

1.3 (3)
Underwriting Agreement, dated as of September 7, 2017, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and the Underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as representatives.

1.4 (4)	Underwriting Agreement, dated as of December 14, 2017, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and BMO Capital Markets Corp.
2.1 (5)
Agreement and Plan of Merger, dated as of August 8, 2016, among Global Net Lease, Inc., American Realty Capital Global Trust II, Inc., Mayflower Acquisition, LLC, Global Net Lease Operating Partnership, L.P., and American Realty Capital Global Trust II Operating Partnership, L.P.

3.1 *	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (6)	Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (7)
Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.

10.1 (7)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (8)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (9)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.4 (8)	Global Net Lease, Inc. (f/k/a American Realty Capital Global Daily Net Asset Trust, Inc.) 2012 Stock Option Plan.
10.5 (10)	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.6 (11)
Third Amendment to Credit Agreement, dated as of June 24, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.7 (12)
Fourth Amendment to Credit Agreement, dated as of July 29, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.8 (12)
Fifth Amendment to Credit Agreement, dated as of October 16, 2014, among American Realty Capital Global Operating Partnership, the Company, ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

Exhibit No.	Description
10.9 (12)
Sixth Amendment to Credit Agreement, dated as of December 16, 2014, among American Realty Capital Global Trust, Operating Partnership, the Company, ARC Holdco. LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.11 (7)
Seventh Amendment to Credit Agreement, dated as of June 1, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.12 (12)
Second Amended and Restated 2015 Advisor Multi-Year Outperformance Agreement, dated as of February 25, 2016, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.

10.13 (13)
Indemnification Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Scott J. Bowman, Peter M. Budko, Patrick J. Goulding, William M. Kahane, P. Sue Perrotty, Nicholas Radesca, Edward G. Rendell, Nicholas S. Schorsch, Abby M. Wenzel, Andrew Winer, Edward M. Weil, Jr., Global Net Lease Advisors, LLC, AR Capital, LLC and RCS Capital Corporation.

10.14 (14)
Eighth Amendment to Credit Agreement, dated as of August 24, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.15 (12)	Indemnification Agreement between the Company and Timothy Salvemini, dated as of December 22, 2015.
10.16 (15)	Indemnification Agreement between the Company and Edward M. Weil, Jr., dated as of January 3, 2017.
10.17 (15)	Indemnification Agreement between the Company and Nicholas Radesca, dated as of January 6, 2017.
10.18 (15)	Letter Agreement, dated as of December 16, 2016, by and among American Realty Capital Global Trust II, Inc., American Realty Capital Global II Advisors, LLC and AR Global Investments, LLC.
10.19 (16)	Credit Agreement, dated as of July 24, 2017, by and among Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National as agent.
10.20 (16)
Unconditional Guaranty of Payment and Performance, dated as of July 24, 2017, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.21 (16)
Contribution Agreement, dated as of July 24, 2017, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, and the other subsidiary parties thereto.

10.22 (3)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.23 (17)
Loan Agreement, dated as of October 27, 2017, by and among the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.

10.24 (17)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.25 (17)
Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.

10.26 (17)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.27 (17)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.28 (17)	Indemnification Agreement between Global Net Lease, Inc. and Christopher J. Masterson, dated as of November 2, 2017.
10.29 (4)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.30 *
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

12.1*	Calculation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, (iv) the Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule III — Real Estate and Accumulated Depreciation.

___________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2016.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2017.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2017.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2017.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2015.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2015.

(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014.

(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 10, 2015.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 25, 2017.

(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2018.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, Audit Committee Chair and Nominating and Corporate Governance Committee Chair	February 28, 2018
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 28, 2018
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2018
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director	February 28, 2018
Lee M. Elman

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 28, 2018
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	February 28, 2018
Abby M. Wenzel

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Global Net Lease, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Reporting on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2018

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments, at cost (Note 4):
Land	$402,318	$376,704
Buildings, fixtures and improvements	2,138,405	1,967,930
Construction in progress	2,328	—
Acquired intangible lease assets	629,626	587,061
Total real estate investments, at cost	3,172,677	2,931,695
Less accumulated depreciation and amortization	(339,931)	(216,055)
Total real estate investments, net	2,832,746	2,715,640
Cash and cash equivalents	102,425	69,831
Restricted cash	5,302	7,497
Derivative assets, at fair value (Note 8)	2,176	28,700
Unbilled straight-line rent	42,739	30,459
Prepaid expenses and other assets	22,617	17,577
Related party notes receivable acquired in Merger (Note 3)	—	5,138
Due from related parties	16	16
Deferred tax assets	1,029	1,586
Goodwill and other intangible assets, net	22,771	13,931
Deferred financing costs, net	6,774	1,092
Total assets	$3,038,595	$2,891,467

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$984,876	$747,381
Revolving credit facilities (Note 6)	298,909	616,614
Term loan, net (Note 6)	229,905	—
Mezzanine facility, net (Note 6)	—	55,383
Acquired intangible lease liabilities, net	31,388	33,041
Derivative liabilities, at fair value (Note 8)	15,791	15,457
Due to related parties	829	2,162
Accounts payable and accrued expenses	23,227	22,861
Prepaid rent	18,535	18,429
Deferred tax liability	15,861	15,065
Taxes payable	2,475	9,059
Dividends payable	2,556	34
Total liabilities	1,624,352	1,535,486
Commitments and contingencies (Note 10)	—	—
Stockholders' Equity (Note 9):
Preferred stock, $0.01 par value, 16,670,000 shares authorized	—	—
7.25% Series A cumulative redeemable preferred shares, $0.01 par value, liquidation preference $25.00 per share, 5,409,650 authorized, issued and outstanding as of December 31, 2017 and no shares issued and outstanding as of December 31, 2016	54	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 67,287,231 and 66,258,559 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,003	1,990
Additional paid-in capital	1,860,058	1,708,541
Accumulated other comprehensive income (loss)	19,447	(16,695)
Accumulated deficit	(468,396)	(346,058)
Total stockholders' equity	1,413,166	1,347,778
Non-controlling interest	1,077	8,203
Total equity	1,414,243	1,355,981
Total liabilities and equity	$3,038,595	$2,891,467
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$242,532	$204,049	$194,620
Operating expense reimbursements	16,763	10,125	10,712
Total revenues	259,295	214,174	205,332

Expenses (income):
Property operating	28,857	19,038	18,180
Fire loss	45	—	—
Operating fees to related parties	24,457	19,751	15,167
Acquisition and transaction related	1,979	9,792	6,053
Listing fees	—	—	18,653
Vesting of Class B Units	—	—	14,480
General and administrative	8,648	7,108	7,175
Equity based compensation	(3,787)	3,748	2,345
Depreciation and amortization	113,048	94,455	90,070
Total expenses	173,247	153,892	172,123
Operating income	86,048	60,282	33,209
Other income (expense):
Interest expense	(48,450)	(39,121)	(34,864)
Income from investments	—	—	15
Realized losses on investment securities	—	—	(66)
Gains on dispositions of real estate investments	1,089	13,341	—
(Losses) gains on derivative instruments	(8,304)	7,368	3,935
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(3,679)	10,109	5,124
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	—	(3,558)
Other income	22	20	79
Total other expense, net	(59,322)	(8,283)	(29,335)
Net income before income tax	26,726	51,999	3,874
Income tax expense	(3,140)	(4,422)	(5,889)
Net income (loss)	23,586	47,577	(2,015)
Net (income) loss attributable to non-controlling interest	(21)	(437)	(50)
Preferred stock dividends	(2,834)	—	—
Net income (loss) attributable to common stockholders	$20,731	$47,140	$(2,065)

Basic and Diluted Earnings Per Common Share:
Basic and diluted net income (loss) per share attributable to common stockholders	$0.30	$0.82	$(0.04)
Basic and diluted weighted average common shares outstanding	66,877,620	56,720,448	58,103,298

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$23,586	$47,577	$(2,015)

Other comprehensive income (loss)
Cumulative translation adjustment	27,954	(6,447)	1,257
Designated derivatives, fair value adjustments	8,163	(6,705)	556
Other comprehensive income (loss)	36,117	(13,152)	1,813

Comprehensive income (loss)	59,703	34,425	(202)
Amounts attributable to non-controlling interest
Net income	(21)	(437)	(50)
Cumulative translation adjustment	2	52	197
Designated derivatives, fair value adjustments	23	54	(70)
Comprehensive loss (income) attributable to non-controlling interest	4	(331)	77

Preferred stock dividends	(2,834)	—	—

Comprehensive income (loss) attributable to common stockholders	$56,873	$34,094	$(125)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2014	—	$—	59,311,059	$1,782	$1,575,592	$(5,589)	$(155,116)	$1,416,669	$—	$1,416,669
Issuance of common stock, net	—	—	12,469	—	469	—	—	469	—	469
Common stock repurchases, inclusive of fees	—	—	(4,013,296)	(120)	(126,202)	—	—	(126,322)	—	(126,322)
Common stock issued through dividend reinvestment plan	—	—	1,001,979	30	28,548	—	—	28,578	—	28,578
Dividends declared	—	—	—	—	—	—	(115,631)	(115,631)	—	(115,631)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	750	750
Vesting of Class B Units	—	—	—	—	—	—	—	—	14,480	14,480
Equity-based compensation	—	—	—	—	181	—	—	181	2,164	2,345
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(1,017)	(1,017)
Net loss	—	—	—	—	—	—	(2,065)	(2,065)	50	(2,015)
Cumulative translation adjustment	—	—	—	—	—	1,454	—	1,454	(197)	1,257
Designated derivatives, fair value adjustments	—	—	—	—	—	486	—	486	70	556
Rebalancing of ownership percentage	—	—	—	—	1,574	—	—	1,574	(1,574)	—
Balance, December 31, 2015	—	—	56,312,211	1,692	1,480,162	(3,649)	(272,812)	1,205,393	14,726	1,220,119
Issuance of common stock, net	—	—	9,561,388	287	220,581	—	—	220,868	—	220,868
Related party fees acquired in Merger (Note 3)	—	—	(50,200)	(2)	(1,158)	—	—	(1,160)	—	(1,160)
Conversion of OP Units to common stock (Note 1)	—	—	421,383	13	9,264	—	—	9,277	(9,277)	—
Dividends declared	—	—	—	—	—	—	(120,386)	(120,386)	—	(120,386)
Equity-based compensation	—	—	13,777	—	386	—	—	386	3,362	3,748
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(1,633)	(1,633)
Net Income	—	—	—	—	—	—	47,140	47,140	437	47,577
Cumulative translation adjustment	—	—	—	—	—	(6,395)	—	(6,395)	(52)	(6,447)
Designated derivatives, fair value adjustments	—	—	—	—	—	(6,651)	—	(6,651)	(54)	(6,705)
Rebalancing of ownership percentage	—	—	—	—	(694)	—	—	(694)	694	—
Balance, December 31, 2016	—	—	66,258,559	1,990	1,708,541	(16,695)	(346,058)	1,347,778	8,203	1,355,981
Issuance of common stock, net	—	—	820,988	8	18,287	—	—	18,295	—	18,295
Conversion of OP Units to common stock (Note 1)	—	—	181,841	5	2,624	—	—	2,629	(2,629)	—
Issuance of preferred shares, net	5,409,650	54	—	—	129,997	—	—	130,051	—	130,051
Common dividends declared	—	—	—	—	—	—	(142,427)	(142,427)	—	(142,427)
Preferred dividends declared	—	—	—	—	—	—	(2,834)	(2,834)	—	(2,834)
Equity-based compensation	—	—	25,843	—	662	—	—	662	(4,449)	(3,787)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(642)	(642)	(97)	(739)
Net income	—	—	—	—	—	—	23,565	23,565	21	23,586
Cumulative translation adjustment	—	—	—	—	—	27,956	—	27,956	(2)	27,954
Designated derivatives, fair value adjustments	—	—	—	—	—	8,186	—	8,186	(23)	8,163
Rebalancing of ownership percentage	—	—	—	—	(53)	—	—	(53)	53	—
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$23,586	$47,577	$(2,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	59,385	50,333	47,649
Amortization of intangibles	53,663	44,122	42,421
Amortization of deferred financing costs	4,420	6,698	8,527
Amortization of mortgage discounts and premiums, net	810	(446)	(489)
Amortization of mezzanine discount	17	9	—
Amortization of below-market lease liabilities	(3,364)	(2,559)	(2,134)
Amortization of above-market lease assets	4,346	2,335	2,315
Amortization of above- and below- market ground lease assets	948	183	71
Bad debt expense	1,185	236	—
Unbilled straight-line rent	(10,537)	(10,613)	(14,809)
Vesting of Class B Units	—	—	14,480
Equity based compensation	(3,787)	3,748	2,345
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	10,182	(1,072)	(7,337)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	3,679	(10,109)	(5,124)
Payments for settlement of derivatives	(1,547)	—	—
Unrealized losses on non-functional foreign currency advances not designated as net investment hedges	—	—	3,558
Gains on dispositions of real estate investments	(1,089)	(13,341)	—
Appreciation of investment in securities	—	—	66
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(6,225)	(1,151)	31
Deferred tax assets	549	1,342	(450)
Accounts payable and accrued expenses	(593)	(3,010)	4,859
Prepaid rent	106	(3,063)	3,239
Deferred tax liability	1,804	978	(249)
Taxes payable	(6,584)	2,197	5,201
Net cash provided by operating activities	130,954	114,394	102,155
Cash flows from investing activities:
Investment in real estate and real estate related assets	(98,777)	—	(223,075)
Capital expenditures	(3,118)	(200)	(10,495)
Proceeds from dispositions of real estate investments	12,292	107,789	—
Proceeds from settlement of derivatives	10,625	—	—
Deposits for real estate acquisitions	—	—	773
Proceeds from the partial termination of derivatives	—	—	10,055
Proceeds from redemption of investment securities	—	—	463
Cash acquired in merger transaction	—	18,983	—
Restricted cash acquired in merger transaction	—	7,575	—
Net cash (used in) provided by investing activities	(78,978)	134,147	(222,279)
Cash flows from financing activities:
Borrowings under revolving credit facilities	647,353	62,682	476,208
Repayments on revolving credit facilities	(1,006,949)	(113,868)	(373,167)
Repayment of mezzanine facility	(56,537)	(51,803)	—
Proceeds from mortgage notes payable	187,000	—	245,483
Payments on mortgage notes payable	(21,918)	(13,377)	(721)
Proceeds from issuance of common stock, net	18,295	—	469
Proceeds from issuance of preferred stock, net	130,434	—	—
Proceeds from term loan	225,000	—	—
Payments of financing costs	(14,612)	(126)	(4,881)
Dividends paid on common stock	(142,739)	(120,386)	(97,730)
Dividends paid on preferred stock	(383)	—	—
Distributions to non-controlling interest holders	(739)	(2,008)	(642)
Payments received on related party notes receivable acquired in Merger	5,138	—	—
Payments on common stock repurchases, inclusive of fees	—	—	(2,313)
Payments on share repurchases related to Tender Offer	—	—	(125,000)
Proceeds from issuance of operating partnership units	—	—	750
Advances from related parties, net	—	2,186	363
Net cash (used in) provided by financing activities	(30,657)	(236,700)	118,819
Net change in cash, cash equivalents and restricted cash	21,319	11,841	(1,305)
Effect of exchange rate changes on cash	9,080	(7,770)	3,774
Cash, cash equivalents, and restricted cash at beginning of period	77,328	73,257	70,788
Cash, cash equivalents and restricted cash at end of period	$107,727	$77,328	$73,257

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures:
Cash paid for interest	$43,555	$36,195	$24,625
Cash paid for income taxes	9,437	3,778	1,589
Non-Cash Investing and Financing Activities: (1)
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$—	$31,933
Conversion of OP Units to common stock (Note 1)	2,629	9,277	—
Related party fees acquired in Merger (Note 3)	—	(1,054)	—
Common stock issued through dividend reinvestment plan	—	—	28,578

(1)	Excludes non-cash activity in connection with the Merger transaction (see Note 3 — Merger Transaction).

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for the United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company operated as a non-traded REIT through June 1, 2015. On June 2, 2015 (the "Listing Date"), the Company listed its Common Stock (the "Listing") on the New York Stock Exchange ("NYSE") under the symbol "GNL."
The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of December 31, 2017, the Company owned 321 properties (all references to number of properties and square footage are unaudited) consisting of 22.9 million rentable square feet, which were 99.5% leased, with a weighted average remaining lease term of 8.8 years. Based on original purchase price or acquisition value with respect to properties acquired in the Merger (as defined below), 50.6% of our properties are located in the U.S. and Puerto Rico and 49.4% are in Western Europe. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2017, the Company has not invested in any mezzanine loans, preferred equity or securitized loans.
On June 30, 2014, the Company completed its initial public offering ("IPO") after selling 57.4 million shares of its common stock, $0.01 par value per share ("Common Stock"), at a price of $30.00 per share, subject to certain volume and other discounts. In addition, the Company issued an additional 0.4 million shares pursuant to its dividend reinvestment plan (the "DRIP"). On April 7, 2015, in anticipation of the Listing, the Company announced the suspension of the DRIP. On May 7, 2015, the Company filed a post-effective amendment to its Registration statement on Form S-11 (File No. 001-37390) (as amended, the "Registration Statement") to deregister the unsold shares registered under the Registration Statement. The Company’s DRIP was terminated effective December 19, 2016.
In connection with the Listing, the Company offered to purchase up to 4.0 million shares of its Common Stock at a price of $31.50 per share (the “Tender Offer”). As a result of the Tender Offer, on July 6, 2015, the Company purchased approximately 4.0 million shares of its Common Stock at a price of $31.50 per share, for an aggregate amount of $125.0 million, excluding fees and expenses relating to the Tender Offer, and including fractional shares repurchased thereafter.
Pursuant to the Fourth Amended and Restated Advisory Agreement, dated June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC. (the "Advisory Agreement"), the Company retained the Advisor to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of AR Capital Global Holdings, LLC (the "Sponsor"), as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company.
On August 8, 2015, the Company entered into the Second Amended and Restated Service Provider Agreement (the “Service Provider Agreement”) with the Advisor and Moor Park Capital Partners LLP (the "Service Provider") pursuant to which the Service Provider provides, subject to the Advisor's and the Company's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. On January 16, 2018, the Company notified the Service Provider that it was being terminated effective as of March 17, 2018. Additionally, as a result of the Company’s termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider will terminate by its own terms. As required under its existing Advisory Agreement with the Company, the Advisor and its affiliates will continue to manage the Company’s affairs on a day to day basis (including management and leasing of the Company’s properties) and will remain responsible for managing and providing other services with respect to the Company’s European investments. The Advisor may engage one or more third parties to assist with these responsibilities, all subject to the terms of the Advisory Agreement.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with the OP, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, the Company acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties, two of which were located in the U.S., three of which were located in the United Kingdom and 10 of which were located in continental Europe (see Note 3 — Merger Transaction).
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
Substantially all of the Company's business is conducted through Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. At the Listing, the OP had issued 603,226 units of limited partner interests in the OP ("OP Units") to limited partners other than the Company, of which 487,252 OP Units were issued to Global Net Lease Advisors, LLC (the "Advisor"), 115,967 OP Units were issued to the Service Provider, and 7 OP Units were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"). See Note 11 — Related Party Transactions. In accordance with the limited partnership agreement of the OP, a holder of OP Units has the right to convert OP Units, at the Company's option, for a corresponding number of shares of the Company's Common Stock or the cash value of those corresponding shares. The remaining rights of the limited partner interests are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. Subsequent to the Listing, all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,383 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global, 115,967 were issued to the Service Provider, and 5 were issued to the Special Limited Partner. During the year ended December 31, 2017, the remaining 181,841 OP Units were converted into Common Stock. As of December 31, 2017, represents the cumulative expense recognized under the OPP (see Note 13 — Share-Based Compensation for additional information).
On February 28, 2017, the Company completed a reverse stock split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (the “Reverse Stock Split”). No OP Units were issued in connection with the Reverse Stock Split, and the Company repurchased any fractional shares of Common Stock resulting from the Reverse Stock Split for cash. No payments were made in respect of any fractional OP Units. The Reverse Stock Split was applied to all of the outstanding shares of Common Stock and therefore did not affect any stockholder’s relative ownership percentage. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from 198.8 million to 66.3 million. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this Reverse Stock Split.
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
On September 7, 2017, the Company and the OP entered into an underwriting agreement (the “Underwriting Agreement”) with BMO Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated, as representatives of the underwriters listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 4,000,000 shares of the Company’s new class of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, (the “Series A Preferred Stock”), in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of Series A Preferred Stock. On September 12, 2017, the Company completed the initial issuance and sale of 4,000,000 shares of Series A Preferred Stock, which generated gross proceeds of $100.0 million and net proceeds of $96.3 million, after deducting underwriting discounts and offering costs paid by the Company.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On December 19, 2017, the Company completed the sale of 1,150,000 additional shares of Series A Preferred Stock in an underwritten public offering at an offering price of $25.00 per share, which generated gross proceeds of $28.8 million and net proceeds of $27.8 million. These additional shares of shares of Series A Preferred Stock have been consolidated to form a single series, and are fully fungible with the outstanding Series A Preferred Stock. The Series A Preferred Stock is listed on the New York Stock Exchange, under the symbol "GNL PR A."
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary.
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
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the lease is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
As of December 31, 2017 and 2016, the Company's cumulative straight-line rents receivable in the consolidated balance sheets were $42.7 million and $30.5 million, respectively. For the years ended December 31, 2017 and 2016, the Company’s rental revenue included impacts of unbilled rental revenue of $10.5 million and $10.6 million, respectively, to adjust contractual rent to straight-line rent.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the year ended December 31, 2017 were asset acquisitions.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2017 and 2016. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2017 and 2016, we did not have any properties designated as held for sale.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in the U.S., Financial Services Compensation Scheme ("FSCS") in the United Kingdom, Duchy Deposit Guarantee Scheme ("DDGS") in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $102.4 million at December 31, 2017, of which $48.8 million, $18.5 million and $25.8 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2016, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $69.8 million, of which $11.5 million, $12.9 million and $43.4 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $5.3 million and $7.5 million as of December 31, 2017 and 2016, respectively.
Deferred Financing Costs
Deferred financing costs are netted with Mortgage notes payable, net and Term loan, net on the Company's consolidated balance sheets and represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Share Repurchase Program
Prior to April 7, 2015, the Company had in place a Share Repurchase Program ("SRP"), providing for limited repurchases of the Company's Common Stock. On April 7, 2015, the Company's board of directors approved the termination of the Company’s SRP.
The Company accounts for the purchase of capital stock under a method that is consistent with Maryland law (the state of Company's domicile), which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of Common Stock (at $0.01 par value per share) and an increase in accumulated deficit.
Dividend Reinvestment Plan
Prior to April 7, 2015, the Company had in place a DRIP, providing for reinvestment of dividends in the Company's Common Stock. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheets in the period dividends were declared. On April 7, 2015, the Company announced the suspension of the DRIP. The DRIP was subsequently terminated effective December 19, 2016.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REIT's are subject to a number of other organizational and operational requirements. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.
In addition, the Tax Cuts and Jobs Act makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of business interest), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. The Tax Cuts and Jobs Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Finally, the Tax Cuts and Jobs Act also makes significant changes in the international tax rules, which do not apply to us since our foreign entities are already in a flow-through structure, and we have always included those earnings in our U.S. taxable income  The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our Common and Preferred Stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.
The Company conducts business in various states and municipalities within the U.S. and Puerto Rico, the United Kingdom and Western Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
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

The Company’s current income tax provision for the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $2.5 million, and $5.1 million, respectively. The Company’s deferred income tax provision (benefit) for the years ended December 31, 2017, 2016, and 2015 was $1.0 million, $1.9 million, and $0.8 million, respectively. Deferred tax assets are net of a valuation allowance in the amounts of $7.2 million and $2.4 million as of December 31, 2017 and 2016, respectively.
The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

taxable income. For the years ended December 31, 2017, 2016 and 2015 the Company recognized an income tax expense of $3.1 million, $4.4 million and $5.9 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 321 properties, substantially all of which were net leased to 100 tenants, with an occupancy rate of 99.5%, and totaled approximately 22.9 million square feet.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s total lease revenues, or total long lived-assets at December 31, 2017.
The following tables present the geographic information for Revenues and Investments in Real Estate:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues:
United States	$133,060	$133,315	$130,598
United Kingdom	52,567	37,263	40,830
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	73,668	43,596	33,904
Total	$259,295	$214,174	$205,332

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	As of December 31,
(In thousands)	2017	2016
Investments in Real Estate:
United States	$1,625,472	$1,542,958
United Kingdom	621,776	571,246
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	925,429	817,491
Total	$3,172,677	$2,931,695
Reclassifications
Reclassifications have been made to the 2016 and 2015 consolidated financial statements to conform to the current period presentation.
Out-of-Period Adjustments
During the twelve months ended December 31, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014. The Company concluded that this adjustment was not material to the financial position or results of operations for the current period or any prior period.
Also, during the year ended December 31, 2017, the Company identified certain historical errors in its current taxes payable as well as its statement of comprehensive income (loss), consolidated statement of changes in equity, and statement of cash flows since 2013 which impacted the quarterly financial statements and annual periods previously issued. Specifically, when recording its annual provision, the Company had adjusted its current taxes payable to the cumulative amount of taxes payable without consideration for cumulative payments. This adjustment was made with an offsetting amount in cumulative translation adjustments within other comprehensive income ("OCI") and accumulated other comprehensive income ("AOCI"). As of December 31, 2016, income taxes payable were overstated and AOCI was understated by $4.7 million. OCI was understated by $2.9 million, $1.9 million and overstated by $0.1 million for the years end December 31, 2016, 2015 and Pre-2015, respectively. We concluded that the errors noted above were not material to the current period or any historical periods presented and have adjusted the amounts on a cumulative basis in the year ended December 31, 2017.
Recently Issued Accounting Pronouncements
Adopted as of December 31, 2017
In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Updated ("ASU") ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued an update on ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interest Held through Related Parties that Are under Common Control guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company adopted this guidance effective December 31, 2017, using a retrospective transition method. As a result, the Company adjusted it statements of cash flows for the years ended December 31, 2016 and 2015 to include $3.3 million and $6.1 million of restricted cash, respectively, in the beginning and ending cash balances and remove transfers of $4.2 million and $2.8 million, respectively, between cash and restricted cash from financing activities.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company has adopted the provisions of this guidance effective January 1, 2017. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since the Company expects most of its future acquisitions to be classified as asset acquisitions under this new standard. All twelve of the Company's acquisitions during 2017 have been classified as asset acquisitions.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the new guidance effective January 1, 2017 and the adoption had no impact on the Company's consolidated financial statements.
Pending Adoption as of December 31, 2017
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018, for all future financial statements issued, under the modified retrospective approach and it did not have an impact on the Company's consolidated financial statements.
ASU 2016-02, Leases (Topic 842) ("ASC 842") originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 2016-02 originally

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
The Company is a lessee for some properties in which it has ground leases as of December 31, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted this guidance effective January 1, 2018, using the modified retrospective transition method, and there was no material impact to the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will apply the new guidance beginning in the first quarter of 2018, with reclassification of prior period amounts, where applicable, and it does not expect the provisions to have a significant impact on its statement of cash flows.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award, and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 using the modified retrospective transition method. The Company expects that any future modifications to the Company's issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption should be applied retrospectively to outstanding financial instruments with a down round feature with a cumulative-effect adjustment to the statement of financial position. The Company is currently evaluating the impact of this new guidance.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption to have an immaterial impact on the Company's consolidated financial statements.
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
The Company issued 9.6 million shares of Common Stock as consideration in the Merger. Based upon the closing price of the shares of Common Stock of $23.10 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares and OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of units of Global II OP Units was $220.9 million.
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
December 31, 2017

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
December 31, 2017

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
The allocations in the table above from land, buildings and fixtures and improvements, acquired intangible lease assets and liabilities, have been provisionally assigned to each class of assets and liabilities, pending final confirmation from the third-party specialist for the Merger acquisitions acquired on the Merger Date.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight-month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted-average price of each share of of Common Stock on the Merger Date.
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million is payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the company in the Merger. As of December 31, 2017, the Company had received the full amount of $5.1 million in payments with respect to the excess organization and offering costs incurred by Global II.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2017 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. Other than the 15 properties acquired in the Merger, there were no other properties acquired during the year ended December 31, 2016 (see Note 3 — Merger Transaction for the allocation of these acquisitions).

Year Ended December 31,
(Dollar amounts in thousands)	2017
Real estate investments, at cost:
Land	$18,410
Buildings, fixtures and improvements	66,704
Total tangible assets	85,114
Intangibles acquired:
In-place leases	15,365
Above market lease assets	235
Below market lease liabilities	(1,937)
Total assets acquired, net	98,777
Cash paid for acquired real estate investments	$98,777
Number of properties purchased	12

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Dispositions
As of December 31, 2017 and 2016, the Company did not have any properties that were classified as assets held for sale. During the year ended December 31, 2017, the Company sold its property located in Fort Washington, Pennsylvania for net proceeds of $12.3 million, resulting in a gain of $0.4 million and during the year ended December 31, 2016, the Company sold 34 properties pursuant to the Company's asset recycling plan for net proceeds of $107.8 million and gains on sale of $14.3 million. Such gains are reflected within Gains on dispositions of real estate investments in the consolidated statements of operations. Also included in Gains on dispositions of real estate investments is a reduction of approximately $0.8 million in the Gain Fee payable to the Advisor and a Gain Fee payable to the Advisor of approximately $1.0 million for the years ended December 31, 2017 and 2016, respectively (see Note 11 —  Related Party Transactions for details). There were no properties sold during the year ended December 31, 2015. The following table summarizes the aforementioned properties sold:

Portfolio	State	Disposition Date	Number of Properties	Square Feet
Properties Sold in 2017:
Kulicke & Soffa	Pennsylvania	February 17, 2017	1	88,000

Properties Sold in 2016:
Fresenius II	Georgia	September 2, 2016	1	6,192
Garden Ridge	North Carolina	September 29, 2016	1	119,258
Dollar General	Ohio	September 29, 2016	1	9,026
Dollar General - Choctaw	Oklahoma	October 13, 2016	1	9,100
Dollar Tree - 8-Pack	Florida	October 13, 2016	8	63,510
Dollar General - Allentown	Pennsylvania	October 25, 2016	1	9,026
Dollar General - Uniontown	Pennsylvania	October 27, 2016	1	9,014
Dollar General - 15-Pack	(1)	October 28, 2016	15	145,938
Fresenius I	South Carolina	November 2, 2016	1	10,155
Garden Ridge	Texas	November 21, 2016	1	140,381
Hotel Winston	The Netherlands	December 15, 2016	1	24,283
Garden Ridge	Arizona	December 20, 2016	1	143,271
Garden Ridge	Kentucky	December 20, 2016	1	162,000
			34	851,154
(1) Consists of properties sold in Pennsylvania, Ohio and Oklahoma.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Intangible Lease Assets and Lease Liabilities
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$552,458	$153,846	$398,612	$518,827	$99,355	$419,472
Above-market leases	43,838	10,203	33,635	38,813	5,040	33,773
Below-market ground leases	33,330	1,427	31,903	29,421	339	29,082
Total acquired intangible lease assets	$629,626	$165,476	$464,150	$587,061	$104,734	$482,327
Intangible liabilities:
Below-market leases	$37,406	$8,079	$29,327	$36,796	$5,621	$31,175
Above-market ground lease	2,207	146	2,061	1,938	72	1,866
Total acquired intangible lease liabilities	$39,613	$8,225	$31,388	$38,734	$5,693	$33,041
Projected Amortization for intangible lease assets and liabilities
The following table provides the weighted-average amortization periods as of December 31, 2017 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2018	2019	2020	2021	2022
In-place leases	8.1	$53,897	$53,897	$53,738	$52,535	$49,039
Total to be included in depreciation and amortization		$53,897	$53,897	$53,738	$52,535	$49,039

Above-market lease assets	7.7	$4,664	$4,664	$4,664	$4,664	$4,626
Below-market lease liabilities	9.6	(3,538)	(3,538)	(3,513)	(3,237)	(3,144)
Total to be included in rental income		$1,126	$1,126	$1,151	$1,427	$1,482

Below-market ground lease assets	31.9	$1,055	$1,055	$1,055	$1,055	$1,055
Above-market ground lease liabilities	31.7	(65)	(65)	(65)	(65)	(65)
Total to be included in property operating expense		$990	$990	$990	$990	$990

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Future Minimum Rents
The following presents future minimum base rental cash payments due to the Company during the next five calendar years and thereafter as of December 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indices among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2018	$249,495
2019	252,541
2020	255,589
2021	253,689
2022	244,151
Thereafter	893,992
Total	$2,149,457

(1)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2017, 2016 and 2015. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2017, 2016 and 2015.

	December 31,
Country / U.S. State	2017	2016	2015
United Kingdom	22.1%	21.9%	19.2%
United States and Puerto Rico:
Texas	*	*	11.5%
___________________________________________

*	Annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income as of the period specified.
Note 5 — Mortgage Notes Payable, Net
Mortgage notes payable as of December 31, 2017 and 2016 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2017	December 31, 2016				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$34,022	$29,878	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	34,711	30,483	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan (5)	1	9,943	8,732	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi (5)	1	6,948	6,102	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (5)	1	43,006	37,768	1.7%	(2)	Fixed	Dec. 2019
	Worldline (5)	1	5,990	5,260	1.9%	(2)	Fixed	Jul. 2020
	DCNS (5)	1	11,381	9,994	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II (5)	2	12,578	11,046	1.3%		Fixed	Jun. 2021

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Germany	Rheinmetall	1	12,698	11,152	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,391	4,734	2.4%		Fixed	Jan. 2019
	RWE AG	3	74,872	65,753	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	6,301	5,534	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	31,746	27,879	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I (5)	1	4,792	4,208	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg (5)	1	43,126	37,873	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (5)	1	52,710	46,290	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	390,215	342,686

United Kingdom:	McDonald's	1	1,025	938	4.1%	(2)	Fixed	Feb. 2018
	Wickes Building Supplies I	1	2,226	2,402	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,397	4,936	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,096	7,405	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,626	2,036	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,084	6,479	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,564	2,345	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	17,203	15,735	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	25,973	23,757	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	21,183	19,376	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	10,200	9,330	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,375	5,831	3.5%	(2)	Fixed	May 2020
	Capgemini	1	6,381	6,788	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	33,435	30,581	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,218	3,858	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,474	2,263	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,318	3,949	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,161	4,721	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	7,272	6,652	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,680	12,513	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,203	2,930	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	12,531	11,461	3.4%	(2)	Fixed	Aug. 2020
	Foster Wheeler (5)	1	53,026	48,501	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins (5)	1	37,880	34,648	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee (5)	1	7,610	6,960	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	43	301,141	276,395

United States:	Quest Diagnostics	1	52,800	52,800	2.8%	(3)	Variable	Sep. 2018
	Western Digital	1	17,363	17,682	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.9%	(4)	Variable	Dec. 2020
	FedEx Freight (5)	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water (5)	1	4,110	4,110	5.2%		Fixed	Jun. 2021
	Multi-Tenant Mortgage Loan	12	187,000	—	4.4%		Fixed	Nov. 2027
Puerto Rico:	Encanto Restaurants (6)	—	—	21,599	—%		—	—
	Total USD denominated	17	300,988	135,906
	Gross mortgage notes payable	82	992,344	754,987	3.0%
	Mortgage discount	—	(1,927)	(2,503)	—
	Deferred financing costs, net of accumulated amortization	—	(5,541)	(5,103)	—
	Mortgage notes payable, net of deferred financing costs	82	$984,876	$747,381	3.0%
_________________________

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

(1)	Amounts borrowed in local currency and translated at the spot rate as of the periods presented.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1- month Adjusted LIBOR as defined in the mortgage agreement.

(5)	New mortgages acquired as part of the Merger on the Merger Date.

(6)
The effective interest rate of 6.3% and 18 properties is not included in the calculation of weighted average effective interest rate and encumbered properties total as of December 31, 2017, respectively, as the loan was paid off as of June 30, 2017.

In connection with the Merger, the OP assumed the outstanding gross mortgage notes payable with an estimated aggregate fair value of $279.0 million at the Merger Date.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2017, the Company was in breach of a loan-to-vacant possession financial covenant on one mortgage note payable agreement, which had an outstanding principal balance of $37.9 million (£28.1 million) as of December 31, 2017. During the fourth quarter of 2017, the Company repaid £0.8 million and in January 2018 the Company repaid €0.1 million of principal on two separate mortgage note payable agreements in order to cure loan to value financial covenant breaches which did not result in events of default. The Company was in compliance with the remaining covenants under its mortgage notes payable agreements as of December 31, 2017. As of December 31, 2016, the Company was in compliance with the covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loans
On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP closed on a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Company received gross proceeds of $187.0 million (the “Multi-Tenant Mortgage Loan”) with a fixed interest rate of 4.369% and a maturity date of November 6, 2027. The Multi-Tenant Mortgage Loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, the Borrowers’ interests in 12 single tenant net leased office and industrial properties in nine states totaling approximately 2.6 million square feet (the “Mortgaged Properties”). The Borrowers’ financial statements are included within the Company’s consolidated financial statements, however, the Borrowers’ assets and credit are only available to pay the debts of the Borrowers and their liabilities constitute obligations of the Borrowers.
At the closing of the Multi-Tenant Mortgage Loan, the net proceeds after accrued interest and closing costs (including $2.2 million in expenses related to the Mortgaged Properties) were used to repay approximately $120.0 million of indebtedness that was outstanding under the Revolving Credit Facility (as defined in Note 6 - Credit Facilities), with the balance available to the Company to be used for general corporate purposes, including to make future acquisitions.
In addition, the Company entered into another multi-tenant mortgage loan on January 26, 2018 yielding gross proceeds of $32.8 million (see Note 16 - Subsequent Events for additional information).
Unencumbered Assets
The total gross carrying value of unencumbered assets as of December 31, 2017 is $1.6 billion, including $1.0 billion on the Credit Facility (as defined in Note 6 - Credit Facilities) borrowing base.
Maturity Schedule
The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2017:

(In thousands)	Future Principal Payments (1)
2018	$135,180
2019	293,500
2020	332,719
2021	43,945
2022	—
Thereafter	187,000
Total	$992,344
_________________________

(1)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6 — Credit Facilities
Revolving Credit Facilities and Term Loan, Net
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million USD equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “Credit Facility”).
As of December 31, 2017 and 2016, amounts borrowed under the Revolving Credit Facility portion of the Credit Facility and the Prior Credit Facility (see definition below) are included in Revolving credit facilities on the Company's consolidated balance sheets and totaled $298.9 million and $616.6 million, respectively. Amounts borrowed under the Term Facility portion of the Credit Facility totaled $229.9 million (net of a discount of $3.3 million) and are included in Term loan, net on the Company's consolidated balance sheet as of December 31, 2017. Additional details related to the Credit Facility and Prior Credit Facility follow below.
Credit Facility - Terms
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
At the closing of the Credit Facility, the Company, based on USD equivalent at closing, and through the OP, borrowed $495.9 million under the revolving credit facility portion of the Credit facility ($409.0 million, £40.0 million and €30.0 million) and $225.0 million under the Term Facility portion of the Credit Facility (€194.6 million). On September 18, 2017, the Company repaid $80.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from the issuance of Series A Preferred Stock. In addition, on October 27, 2017, the Company repaid an additional $120.0 million denominated in USD outstanding under the Revolving Credit Facility using proceeds from a new loan. See Note 5 — Mortgage Notes Payable, Net for additional details.
The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility portion of the Credit Agreement is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin will initially be determined based on a range from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of December 31, 2017, the Credit Facility had a weighted average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of December 31, 2017, approximately $65.1 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company and certain of its subsidiaries have guaranteed the OP's obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
In connection with the Company’s replacement of its Prior Credit Facility (see definition below) with its Credit Facility, and the change in borrowings by currency resulting therefrom, the Company terminated its existing £160.3 million notional GBP-LIBOR interest rate swap and entered into a new $150.0 million notional five year USD-LIBOR interest rate swap. Additionally, the Company novated its existing €224.4 million notional Euribor interest rate swap from its existing counterparty to a new counterparty.
Prior Credit Facility- Terms
On July 25, 2013, the Company, through the OP, entered into a credit facility (as amended from time to time thereafter, the "Prior Credit Facility") that provided for borrowings of up to $740.0 million (subject to borrowing base availability). The Company had $616.6 million (including £177.2 million and €258.9 million) outstanding under the Prior Credit Facility as of December 31, 2016. The Company had the option, based upon its consolidated leverage ratio, to have draws under the Prior Credit Facility priced at either the Alternate Base Rate (as described below) plus 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus 1.60% to 2.20%. The Alternate Base Rate was defined in the Prior Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Prior Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Prior Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Prior Credit Facility is less than 50% of the available facility. The unused borrowing capacity under the Credit facility as of December 31, 2016 was $113.0 million.
On July 24, 2017, the Company terminated the Prior Credit Facility and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility (as described below) and $4.9 million from cash on hand.
Bridge Loan Facility
On August 8, 2016, in connection with the execution of the Merger Agreement, the OP entered into a bridge loan commitment letter, pursuant to which UBS Securities LLC and UBS AG (Stamford, CT Branch) agreed to provide a $150.0 million senior secured bridge loan facility (the "Bridge Loan Facility") for a term of 364 days from date of the merger transaction. The Bridge Loan Facility required a 1.50% fee of the commitment amount upon execution. Upon closing of the Merger, the Company did not exercise its rights under the bridge loan commitment letter and as a result thereof the bridge loan commitment was automatically terminated at the Merger.
Mezzanine Facility
In connection with the Merger, the Company assumed the mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million and which provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility bore interest at 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017.
On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million). The gross outstanding balance of the Mezzanine Facility was $55.4 million (or €52.7 million) as of December 31, 2016.
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
December 31, 2017

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy level within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(4,511)	$—	$(4,511)
Foreign currency forwards, net (GBP & EUR)	$—	$(2,737)	$—	$(2,737)
Interest rate swaps, net (GBP & EUR)	$—	$(6,450)	$—	$(6,450)
Put options (GBP & EUR)	$—	$63	$—	$63
OPP (see Note 13)	$—	$—	$(1,600)	$(1,600)
December 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$21,179	$—	$21,179
Foreign currency forwards, net (GBP & EUR)	$—	$6,998	$—	$6,998
Interest rate swaps, net (GBP & EUR)	$—	$(15,457)	$—	$(15,457)
Put options (GBP & EUR)	$—	$523	$—	$523
OPP (see Note 13)	$—	$—	$(13,400)	$(13,400)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 or 2016.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2017:

(In thousands)	OPP
Beginning Balance as of December 31, 2016	$13,400
Fair value adjustment	(11,800)
Ending balance as of December 31, 2017	$1,600
The following table provides quantitative information about the significant Level 3 inputs used (in thousands):

Financial Instrument	Fair Value at December 31, 2017	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$1,600	Monte Carlo Simulation	Expected volatility	20.0%
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
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from affiliates, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the audited consolidated balance sheets are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016
Mortgage notes payable (1) (2)	3	$988,490	$963,751	$752,484	$747,870
Revolving credit facilities (3) (4)	3	$298,909	$297,890	$616,614	$616,614
Term facility (3)	3	$229,905	$233,916	$—	$—
Mezzanine facility (5)	3	$—	$—	$55,383	$55,400

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

_____________________________

(1)	Carrying value includes $990.4 million gross mortgage notes payable and $1.9 million mortgage discounts, net as of December 31, 2017.

(2)	Carrying value includes $755.0 million gross mortgage notes payable and $2.5 million mortgage discounts, net as of December 31, 2016.

(3)	As of December 31, 2017, both facilities are part of the Company's Credit Facility (see Note 6 - Credit Facilities for more information).

(4)	Amounts as of December 31, 2016 were under the Prior Credit Facility.

(5)	Carrying value includes $55.4 million Mezzanine Facility and $17,000 mezzanine discounts, net as of December 31, 2016.
The fair value of the gross mortgage notes payable, the revolving credit facility as of December 31, 2017 and the term facility is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Prior Credit Facility were considered to be reported at fair value due to the short-term nature of the maturity. The Mezzanine Facility required the Company to pay interest based on a fixed rate and as such the advances were considered to approximate fair value.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the audited consolidated balance sheets as of December 31, 2017 and 2016:

		December 31,
(In thousands)	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative liabilities/assets, at fair value	$(304)	$972
Cross currency swaps (EUR)	Derivative liabilities/assets, at fair value	(3,328)	3,003
Cross currency swaps (GBP)	Derivative liabilities/assets, at fair value	(1,183)	16,868
Interest rate swaps (USD)	Derivative assets, at fair value	2,093	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(3,713)	(8,595)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,446)	(4,262)
Total		$(8,881)	$7,986
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$20	$3,918
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,175)	—
Foreign currency forwards (EUR-USD)	Derivative liabilities/assets, at fair value	(1,258)	2,108
Put options (GBP)	Derivative assets, at fair value	—	131
Put options (EUR)	Derivative assets, at fair value	63	392
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,384)	(2,600)
Cross currency swaps (GBP)	Derivative assets, at fair value	—	477
Cross currency swaps (EUR)	Derivative assets, at fair value	—	831
Total		$(4,734)	$5,257
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $3.9 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017, 2016 and 2015, the Company recorded gains of $0.2 million, $0.1 million and $0.4 million ineffectiveness in earnings, respectively. Additionally, during the twelve months ended December 31, 2017, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $1.1 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017 and 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	19	$301,155	21	$474,161
Interest rate swaps (EUR)	13	222,190	14	431,213
Interest rate swaps (USD)	3	150,000	—	—
Total	35	$673,345	35	$905,374
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated an interest rate swap with notional amount of £160.0 million for a payment of $2.6 million. This swap was designated as a cash flow hedge on the Company's GBP borrowings which were partially paid off. As a result of the termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The portion of the termination payment relating to the GBP borrowings that were paid off resulted in a charge to earnings of $1.1 million, included in losses on derivative instruments for the year ended December 31, 2017. The remaining amount relating to GBP borrowings still outstanding will remain in AOCI and be recorded as an adjustment to interest expense over the term of the related GBP borrowings.
During the year ended December 31, 2015, the Company terminated/partially terminated two of its interest rate swaps and accelerated the reclassification of amounts in other comprehensive income (loss) to net income (loss) as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $38,000.
As a result of negative interest rates, specifically the Euro LIBOR, two interest rate swap positions fell out of designation during the quarter ended June 30, 2016 due to the fact that they were no longer highly effective. These positions did not have a zero percent interest rate floor embedded into the positions to mirror the interest rate floors on the underlying debt.
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
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(12,893)	$(12,634)	$8,800
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(6,029)	$(5,318)	$(4,166)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(931)	$(99)	$(371)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
As of December 31, 2017, the Company had the following outstanding foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations:

	December 31, 2017
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Cross currency swaps (EUR-USD)	3	$43,222
Cross currency swaps (GBP-USD)	1	66,282
Foreign currency forwards (EUR-USD)	1	12,099
Total	5	$121,603
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
As of December 31, 2017, total foreign currency advances under the Credit Facility were approximately $323.1 million, which reflects advances of £40.0 million ($54.0 million based upon an exchange rate of £1.00 to $1.35 as of December 31, 2017) and advances of €224.6 million ($269.1 million based upon an exchange rate of €1.00 to $1.20, as of December 31, 2017).
The Company designates its net investment hedge position on the first day of each quarterly period. As of October 1, 2017, foreign currency draws under the Credit Facility were £40.0 million ($54.0 million based on the aforementioned exchange rate as of December 31, 2017) and €224.6 million ($269.1 million based on the aforementioned exchange rate as of December 31, 2017) were designated as net investment hedges of the total foreign currency draws outstanding on the Credit Facility of $323.1 million. As of October 1, 2017, total net investments in real estate denominated in foreign currency were £103.5 million ($139.6 million based on the aforementioned exchange rate as of December 31, 2017) and €371.9 million ($445.6 million based on the aforementioned exchange rate as of December 31, 2017), none of which resulted in an undesignated excess position. The Company records adjustments to earnings for currency impact on this undesignated excess position. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, the GBP borrowings were substantially reduced, and there was no undesignated excess foreign advances in GBP thereafter. As of July 1, 2017, the Company’s Euro ("EUR") designated net investment hedges did not result in an excess position. The Company recorded losses of $3.7 million, and gains of $10.1 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. For the portion of foreign draws now designated as net investment hedges, there were no additional remeasurement gains (losses) for the year ended December 31, 2017.
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
Prior to May 16, 2015, foreign currency advances which were comprised of $92.1 million of GBP draws (based upon an exchange rate of $1.58 to £1.00, as of May 16, 2015) and $126.0 million of EUR draws (based upon an exchange rate of $1.14 to €1.00, as of May 16, 2015) were not designated as net investment hedges and, accordingly, the changes in value through May 16, 2015 due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement losses on the foreign denominated draws of $3.6 million for the year ended December 31, 2015.
Cross Currency Swaps Previously Designated as Net Investment Hedges

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On February 4, 2015, the Company restructured its cross currency swaps and replaced its initial USD equity funding in certain foreign real estate investments with foreign currency debt. As part of the restructuring, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Credit Facility which created a natural hedge against the original equity invested in the real estate investments, thus removing the need for the final equity notional component of the cross currency swaps. The cross currency swaps had been designated as net investment hedges through the date of restructure. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The restructuring and settlement of the cross currency swaps resulted in a gain of approximately $19.0 million, with $10.1 million in proceeds received and $8.9 million retained by the bank as a reduction of outstanding Credit Facility balance as of December 31, 2015. The gain will remain in the cumulative translation adjustment ("CTA") until such time as the net investments are sold or substantially liquidated in accordance with ASC 830. Following the restructuring noted above, these cross currency swaps no longer qualified for net investment hedge accounting treatment and as such, subsequent to February 5, 2015, all changes in fair value are recognized in earnings.
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). During the year ended December 31, 2015, the Company identified errors in accounting for the cross currency derivatives that were no longer designated as hedges subsequent to their restructuring on February 4, 2015 which resulted in the Company recording additional gain on derivative investments of $0.5 million (see Note 2 — Summary of Significant Accounting Policies). The Company recorded a loss of $7.1 million, and gains of $7.4 million and $3.9 million on the non-designated hedges for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017 and 2016, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2017		December 31, 2016
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	24	$32,116	21	$18,058
Foreign currency forwards (EUR - USD)	22	35,712	20	28,424
Cross currency swaps (GBP - USD)	—	—	3	43,457
Cross currency swaps (EUR - USD)	—	—	3	30,604
Interest rate swaps (EUR)	6	414,093	5	127,570
Options (GBP-USD)	1	675	5	3,375
Options (EUR-USD)	5	9,250	5	6,250
Total	58	$491,846	62	$257,738

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2017 and 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying audited consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2017	$2,176	$(15,791)	$—	$(13,615)	$—	$—	$(13,615)
December 31, 2016	$28,700	$(15,457)	$—	$13,243	$—	$—	$13,243
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn under its Prior Credit Facility, and expects to continue to draw foreign currency advances under its Credit Facility, to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (see Note 5 — Mortgage Notes Payable, Net). As further discussed below, in conjunction with the restructuring of the cross currency swaps on February 4, 2015, foreign currency advances of €110.5 million and £68.5 million were drawn under the Company’s Prior Credit Facility. The Company separately designated each foreign currency draw as a net investment hedge under ASC 815. Effective May 17, 2015, the Company modified the hedging relationship and designated all foreign currency draws as net investment hedges.
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2017, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.4 million. As of December 31, 2017, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1 — Organization for details).
As of December 31, 2017 and 2016, the Company had 67.3 million and 66.3 million shares of Common Stock outstanding, respectively, excluding unvested restricted shares of Common Stock ("restricted shares"), the limited partnership units in the OP ("OP Units") issued to limited partners other than the Company or long-term incentive plan units in the OP ("LTIP Units") issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock.
The Company listed its Common Stock on the NYSE under the symbol "GNL" on June 2, 2015. As of December 31, 2017 and 2016, the Company had 67,287,231 and 66,258,559, respectively, shares of Common Stock outstanding, including shares issued under the DRIP, but not including unvested restricted shares, the OP Units issued to limited partners other than the Company or long-term incentive units issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. On September 2, 2016, 421,383 OP Units were converted to Common Stock, of which 305,411 were issued to individual members and employees of AR Global, 115,967 were issued to the Service Provider, and 5 were issued to the Special Limited Partner. During the first half of 2017, the remaining 181,841 OP Units were converted into Common Stock.
In addition, in connection with the Merger Agreement, each outstanding share of Global II Common Stock, including restricted shares, other than shares owned by the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock in connection with the Merger. Additionally, all outstanding Global II OP Units were converted into the right to receive 2.27 shares of Common Stock.
In 2016, the Company issued 9.6 million of shares of Common Stock as consideration in the Merger. Based on the closing price of the shares of Common Stock on December 22, 2016, as reported on the NYSE, the aggregate value of the Merger Consideration paid or payable to former holders of Global II Common Stock and former holders of units of Global II OP Units was approximately $220.9 million.
Equity Distribution Agreement
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). During the twelve months ended December 31, 2017, the Company sold 820,988 shares of Common Stock through the ATM Program for net sales proceeds of $18.3 million, after issuance costs of $0.4 million. These fees were charged to additional paid-in capital on the accompanying audited consolidated balance sheet during the ATM Program as of December 31, 2017.
Series A Preferred Stock
As of December 31, 2017 and 2016, the Company had 5,409,650 shares of Series A Preferred Stock outstanding. There were no shares of Series A Preferred Stock outstanding as of December 31, 2016.
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
On December 19, 2017, the Company completed the sale of 1,150,000 additional shares of Series A Preferred Stock in an underwritten public offering which generated gross proceeds of $28.8 million and net proceeds of $27.8 million. These additional shares of shares of Series A Preferred Stock have been consolidated, form a single series, and are fully fungible with the outstanding Series A Preferred Stock.
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company's option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the "Articles Supplementary"), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2017. Therefore, Series A Preferred Stock will not impact Company's earnings per share calculations.
The Series A Preferred Stock ranks senior to the Common Stock, with respect to dividend rights and rights upon the Company's voluntary or involuntary liquidation, dissolution or winding up.
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
Monthly Dividends and Change to Payment Dates
The Company pays dividends on its Common Stock on the 15th day of each month at a rate of $0.1775 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units (as defined in Note 13 — Share-Based Compensation) as dividends.
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company's board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income.
The following table details from a tax perspective, the portion of a common stock dividends classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2017		2016		2015
Return of capital	18.3%	$0.39	62.0%	$1.32	63.4%	$1.35
Ordinary dividend income	81.7%	1.74	38.0%	0.81	36.6%	0.78
Total	100.0%	$2.13	100.0%	$2.13	100.0%	$2.13
Note 10 — Commitments and Contingencies
Operating Ground Leases
Certain properties are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to April 2105. Future minimum rental payments to be made by the Company under these non-cancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

(In thousands)	Future Ground Lease Payments
2018	$1,434
2019	1,434
2020	1,434
2021	1,434
2022	1,434
2023	1,434
Thereafter	42,402
Total (1)	$51,006
(1) Ground lease rental payments due for ING Amsterdam are not included in the table above as the Company's ground for this property is prepaid through 2050.
The Company incurred rent expense on ground leases of $1.3 million during the years ended December 31, 2017 and 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There were no material legal or regulatory proceedings pending or known to be contemplated against the Company, however on on January 25, 2018, the Service Provider filed a complaint against the Company, the Property Manager, the Special Limited Partner, the OP, the Advisor, AR Capital Global Holdings, LLC and AR Global (see Note 16 - Subsequent Events for additional information).
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2017, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Hurricane Damage
During the year ended December 31, 2017, properties owned by the Company in the U.S. with carrying amounts of $167.2 million (including $32.0 million of properties located in Puerto Rico) were located in areas impacted by Hurricanes Irma, Harvey and Maria.  The hurricanes have not significantly impacted the ability of the tenants in these properties to operate their respective businesses, and the tenants continue to fully and timely pay rent, with no indication that this will not continue throughout the remainder of their respective lease terms.  In addition, the Puerto Rico properties are covered by insurance for both property damage and business interruption, subject to normal deductibles.  Accordingly, the Company does not believe that its exposure to loss on its property or operations will be significant.
Note 11 — Related Party Transactions
As of December 31, 2017 and 2016, the Sponsor, the Former Parent of the Sponsor, AR Global, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 39,904 and 81,481 shares of the Company's outstanding Common Stock, respectively. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of December 31, 2017 and 2016, the Company had $16,000 and $5.2 million of receivables from affiliated entities, and $0.8 million and $2.2 million of payables to their affiliates, respectively.
As of December 31, 2017, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. At Listing, the Advisor held a total of 487,252 OP Units, the Service Provider held a total of 115,967 OP Units, and the Special Limited Partner held 7 OP Units. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,383 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global, 115,967 were issued to the Service Provider and 5 were issued to the Special Limited Partner. On April 1, 2017, the remaining 181,841 OP Units were converted into Common Stock which were held by individual members and employees of AR Global.
On June 2, 2015, the Advisor and the Service Provider exchanged 575,438 previously-issued Class B Units for 575,438 OP Units pursuant to the OP Agreement. These OP Units are redeemable for shares of Common Stock of the Company on a one-for-one basis, or the cash value of shares of Common Stock (at the option of the Company), 12 months from the Listing Date, subject to the terms of the limited partnership agreement of the OP. The Advisor and the OP also entered into a Contribution and Exchange Agreement pursuant to which the Advisor contributed $0.8 million in cash to the OP in exchange for 27,776 OP Units. The OP made distributions to partners of the OP other than the Company of $0.1 million, $1.0 million, and 0.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.
In addition, in connection with the OPP, the Company paid $0.6 million in distributions related to LTIP Units (as defined in Note 13 — Share-Based Compensation) during the year ended December 31, 2017, which are included in accumulated deficit in the audited consolidated statements of equity. As of December 31, 2017 and 2016, the Company had no unpaid distributions relating to LTIP distributions.
Holders of OP Units (other than the Company) had the right to convert OP Units for a corresponding number of shares of the Company's Common Stock, or the cash value equivalent of those corresponding shares, at the Company's option, in accordance with the limited partnership agreement of the OP. The rights of the holders of OP Units were limited, however, and did not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's initial public offering, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name of Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable from an affiliate of the Advisor which is payable in equal monthly installments beginning on January 15, 2017. As of December 31, 2017, there is no balance remaining on this receivable.
Fees Paid in Connection With the Operations of the Company
Until the Listing Date, the Advisor was paid an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and a finance fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Solely with respect to investment activities in Europe, the Advisor paid the Service Provider the acquisition fees and financing coordination fees. Until the Listing Date, the Advisor was also reimbursed for expenses incurred in the process of acquiring properties, which were limited to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company paid third-party acquisition expenses.
In addition, until the Listing Date, the Company compensated the Advisor for its asset management services in an amount equal to 0.75% per annum of the total of: the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees), plus costs and expenses incurred by the Advisor in providing asset management services, less the excess, if any, of dividends over FFO, plus acquisition fees expenses and restricted share grant amortization. Until April 1, 2015, as compensation for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) performance-based restricted partnership units of the OP ("Class B Units") to the Advisor and Service Provider. An aggregate of 575,438 Class B Units were issued to the Advisor and the Service Provider in connection with this arrangement, all of which vested on the Listing Date at a cost of $14.5 million. Concurrently, the Class B Units were converted to OP Units on a one-to-one basis. The vested value was calculated based, in part, on the closing price of Company's Common Stock on June 2, 2015, less an estimated discount for the one year lock-out period of transferability or liquidity of the OP Units. The Advisor and the Service Provider received cash distributions on unvested Class B Units equal to the dividend rate paid on Common Stock. The Company records OP Unit distributions in the audited consolidated statement of changes in equity. Since April 1, 2015, the Advisor has been paid for its asset management services in cash. The performance condition related to these Class B Units was satisfied upon completion of the Listing, and the Class B Units vested.
On the Listing Date, the Company entered into the Advisory Agreement. Under the terms of the Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of the Company’s Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted-average share of Common Stock outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $2.37, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $3.08. The $2.37 and $3.08 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to annual adjustment.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”) (2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gains (or losses) from the sale of investments; (h) impairment losses on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures. (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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
Solely with respect to the Company's investments in properties located in Europe, the Service Provider had received a portion of the fees payable to the Advisor equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager is paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider. On January 16, 2018, the Company notified the Service Provider that it was being terminated effective as of March 17, 2018. For additional information, see Note 1 - Organization and Note 16 - Subsequent Events.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2017			2016		2015		(Receivable) Payable as of December 31,
(In thousands)	Incurred	Forgiven		Incurred	Forgiven	Incurred	Forgiven	2017		2016
One-time fees and reimbursements:
Related party notes receivable acquired in Merger (1)	$—	$—		$—	$—	$—	$—	$—		$(5,138)
Acquisition fees and related cost reimbursements (2)	—	—		—	—	735	—	—		—
Fees on gain from sale of investments	—	875		923	—	—	—	49	(6)	923	(6)
Financing coordination fees (3)	—	—		16	—	1,159	—		(6)	16	(6)
Ongoing fees:											(6)
Asset management fees (4)	21,353	—		18,230	—	13,501	—	240	(6)	447	(6)
Property management and leasing fees (5)	4,281	1,177		3,802	2,281	3,982	2,507	59	(6) (9)	252	(6) (9)
Total related party operational fees and reimbursements	$25,634	$2,052	(8)	$22,971	$2,281	$19,377	$2,507	$348	(7)	$(3,500)	(10)
___________________________________________________________________________

(1)
Balance included within related party notes receivable acquired in the Merger on the audited consolidated balance sheets as of December 31, 2016. In addition, the $16,000 due from related parties as of December 31, 2017 and 2016 relating to RCS Advisory (as defined below) is not included in the table above.

(2)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations.

(3)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(4)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee for the year ended December 31, 2017, and, the Variable Base Management Fee of $3.4 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. There was no Variable Base Management Fee for the year ended December 31, 2015. No Incentive Compensation was earned for the years ended December 30, 2017, 2016 and 2015.

(5)	For all periods through the six months ended June 30, 2017, the Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(6)	Balance included within due to related parties on the audited consolidated balance sheets as of December 31, 2017.

(7)
In addition, as of December 31, 2017, due to related parties include $0.3 million of costs accrued for Global II Advisor and transfer agent fees which were assumed through the Merger, $0.1 million of costs accrued for transfer agent fees and $0.1 million of costs relating to RCS Advisory (as defined below), all accrued in 2016 and are not reflected in the table above.

(8)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.1 million for the year ended December 31, 2017 which are recorded within general and administrative expenses on the audited consolidated statements of operations and are not reflected in the table above.

(9)
Prepaid property management fees of $0.2 million and $0.1 million as of December 31, 2017 and 2016 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

(10)
In addition, as of December 31, 2016 due to related parties includes $0.5 million of accruals, of which $0.2 million of costs accrued for transfer agent and personnel services received from the Company's related parties including ANST and $0.3 million to Advisor and RCS.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement as fees and compensation paid to the Service Provider and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the years ended December 31, 2017, 2016 and 2015.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor at any point in the future.
In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

audited consolidated statements of operations. During the year ended December 31, 2017, the Advisor elected to forgive $1.2 million of property management fees, and $4.2 million of property management fees were incurred. During the year ended December 31, 2016, the Property Manager elected to forgive $2.3 million of property management fees and $3.8 million of property management fees, respectively, were incurred.
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
During the years ended December 31, 2016 and 2015, the Company incurred approximately $0.2 million and $8.0 million, respectively, of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the audited consolidated statements of operations.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the Advisory Agreement.
In connection with the sale of any investment, subject to the terms in section 6(i) of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection such sale (the "Gain Fee") unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee shall be calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the Gains and Losses from the preceding month. During the year ended December 31, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in a reduction to the Gain Fee of $0.8 million. As of December 31, 2017 and 2016, the Gain Fee due to the Advisor was approximately $49,000 and $0.9 million, respectively.
On December 31, 2014, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Former Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company, (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Company also retained Barclays Capital Inc. as a strategic advisor. Both RCS Capital and Barclays Capital Inc., were each entitled to receive a transaction fee equal to 0.23% of the transaction value in connection with a possible sale transaction, listing or acquisition, if any. In connection with Listing, the Company incurred approximately $18.7 million of listing related fees during the year ended December 31, 2015 of which $6.0 million was paid to RCS Capital and $6.1 million to Barclays Capital Inc., including out of pocket expense in connection with these agreements. The Company did not incur any additional listing fees during the years ended December 31, 2017 and 2016. In addition, the Company incurred and paid to RCS Capital $2.5 million for personnel and support services in connection with the Listing. The Company also incurred $0.6 million of transfer agent fees to ANST in relation to the Listing. In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the Advisory Agreement. All costs noted above were included in listing fees in the audited consolidated statements of operations under listing fees for the year ended December 31, 2015.
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
December 31, 2017

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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share of Common Stock on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2017, 2016 and 2015, no stock options were issued under the Plan.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares of Common Stock and restricted stock units ("RSUs") and together with the restricted shares, "restricted stock") to the Company's directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Prior to being amended in April 8, 2015, the RSP provided for the automatic grant of 1,000 shares of restricted stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Shares of restricted stock issued to independent directors vest over a five-year period beginning on the first anniversary of the date of grant in increments of 20% per annum. On April 8, 2015, pursuant to this amendment and restatement, RSUs were added as a permitted form of award and the fixed amount of shares of restricted stock that are automatically granted to the independent directors and the fixed vesting period of five-years were removed. Under the RSP, the annual amount of shares of restricted stock granted to the independent directors is determined by the Company's board of directors.
Effective upon the Listing Date, the Company’s board of directors approved the following changes to independent director compensation: (i) increasing the annual retainer payable to all independent directors to $100,000 per year, (ii) increasing the annual retainer for the non-executive chair to $105,000, (iii) increasing the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee to $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period. Under the RSP, RSUs entitle the recipient to receive shares of Common Stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company.
Restricted stock may not, in general, be sold or otherwise transferred until restrictions are removed and the restricted stock has vested. Holders of restricted stock may receive cash dividends prior to the time that the restrictions on the restricted stock have lapsed. Any dividends payable in shares of Common Stock shall be subject to the same restrictions as the underlying restricted stock.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reflects restricted share award activity for the years ended December 31, 2017, 2016 and 2015.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	4,800	$27.00
Granted prior to Listing Date (1)	1,000	27.00
One-time Listing Grant	53,333	25.56
Granted (2)	9,313	26.52
Vested (3)	(5,800)	27.00
Unvested, December 31, 2015	62,646	25.70
Granted	12,211	22.59
Vested	(13,758)	25.77
Unvested, December 31, 2016	61,099	25.07
Granted	13,861	22.54
Vested	(25,848)	25.25
Unvested, December 31, 2017	49,112	$24.29
____________________________

(1)	Based on the original RSP in place prior to April 8, 2015.

(2)
Based on the Amended RSP which provides an annual retainer to: (i) all independent directors; (ii) independent directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee; and (iii) the non-executive chair.

(3)	RSUs granted prior to April 8, 2015 vested immediately prior to the Listing.
The fair value of the restricted shares granted prior to the Listing Date is based on the per share price in the IPO and the fair value of the restricted shares granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to restricted stock was approximately $0.7 million, $0.4 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded as equity based compensation in the accompanying audited consolidated statements of operations. As of December 31, 2017, the Company had $0.6 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 2.3 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company records equity-based compensation expense or income associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. The Company recorded compensation income of $4.4 million and compensation expense of $3.4 million and $2.2 million related to the OPP for the years ended December 31, 2017, 2016 and 2015, respectively. The cumulative expense recognized as of December 31, 2017 was $1.1 million, which will continue to be adjusted for changes in value through the final measurement date of June 2, 2018 and for vesting over the service period.
Subject to the Advisor’s continued service through each vesting date, one-third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company has paid $0.6 million in distributions related to LTIP Units during the year ended December 31, 2017, which is included in accumulated deficit in the audited consolidated statements of equity. After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution, and then the same distributions as the holders of an OP Unit. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company, or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
On February 28, 2017, the Company completed a Reverse Stock Split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3 (see Note 1- Organization for details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Other Share-Based Compensation
The Company may issue shares of Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2017, 2016 and 2015.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Net income (loss) attributable to common stockholders	$20,731	$47,140	$(2,065)
Adjustments to net income attributable to common stockholders for common share equivalents	(742)	(773)	(442)
Adjusted net income attributable to common stockholders	$19,989	$46,367	$(2,507)

Basic and diluted net income (loss) per share attributable to common stockholders	$0.30	$0.82	$(0.04)
Basic and diluted weighted average common shares outstanding	66,877,620	56,720,448	58,103,298
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the non-forfeitable distributions to the unvested RSUs and LTIPs from the numerator.
Diluted net income (loss) per share assumes the conversion of all Common Stocks share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the years ended December 31, 2017, 2016 and 2015, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	December 31,
	2017	2016	2015
Unvested restricted stock	49,112	61,099	62,646
OP Units (1)	—	181,841	603,226
OPP (LTIP Units)	3,013,933	3,013,933	3,013,933
Total anti-dilutive common share equivalents	3,063,045	3,256,873	3,679,805

(1)
As of December 31, 2015, OP Units included 575,438 converted Class B Units, 27,776 OP Units issued to the Advisor, and 7 OP Units issued to the Special Limited Partner. Subsequent to the Listing all OP Units issued to the Advisor were transferred to individual investors. On September 2, 2016, 421,378 of OP Units were converted into shares of Common Stock, of which 305,411 and 115,967 is owned by individual members and employees of AR Global and the Service Provider. On April 3, 2017, the remaining 181,841 of OP Units, which were outstanding as of December 31, 2016, were converted into Common Stock.

Conditionally issuable shares relating to the OPP award (see Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the year ended December 31, 2017 and 2016 because no units or shares would have been issued based on the stock price at December 31, 2017 and 2016.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 15 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2017 and 2016:

(In thousands, except share and per share data)	Quarters Ended
2017	March 31,	June 30, (1)	September 30,	December 31,
Total revenue	$62,837	$64,986	$64,870	$66,602
Net income attributable to common stockholders	$7,429	$5,200	$2,104	$5,998
Adjustments to net income attributable to common stockholders for common share equivalents	(185)	(185)	(186)	(186)
Adjusted net income attributable to common stockholders	$7,244	$5,015	$1,918	$5,812
Basic and diluted weighted average shares outstanding	66,271,008	66,652,221	67,286,615	67,286,822
Basic and diluted net income (loss) per share attributable to common stockholders	$0.11	$0.08	$0.03	$0.09

(In thousands, except share and per share data)	Quarters Ended
2016	March 31,	June 30,	September 30,	December 31,
Total revenue	$54,954	$53,196	$53,251	$52,773
Net income attributable to common stockholders	$6,488	$15,763	$8,943	$15,946
Adjustments to net income attributable to common stockholders for common share equivalents	(195)	(193)	(190)	(195)
Adjusted net income (loss) attributable to common stockholders	$6,293	$15,570	$8,753	$15,751
Basic and diluted weighted average shares outstanding	56,312,211	56,316,157	56,463,396	57,781,196
Basic and diluted net income per share attributable to common stockholders	$0.11	$0.28	$0.16	$0.27
_______________________

(1)
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company reflected an out-of-period adjustment $0.5 million in the three months ended June 30, 2017 for additional rental income and unbilled straight-line rent.

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as previously disclosed or disclosed below.
Termination of Service Provider Agreement
On January 16, 2018, acting pursuant to provisions contained in agreements among the Company, the Advisor and the Service Provider, the Company, pursuant to authorization by the independent directors of the board of directors, notified the Service Provider that it was being terminated as a service provider effective as of March 17, 2018. Additionally, as a result of the Company’s termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider will terminate by its own terms. As required under its existing Advisory Agreement with the Company, the Advisor and its affiliates will continue to manage the Company’s affairs on a day-to-day basis (including management and leasing of the Company’s properties) and will remain responsible for managing and providing other services with respect to the Company’s European investments. The Advisor may engage one or more third parties to assist with these responsibilities, all subject to the terms of the Advisory Agreement.
Service Provider Complaint
On January 25, 2018, the Service Provider filed a complaint against the Company, the Property Manager, the Special Limited Partner, the OP, the Advisor, referred to collectively as the “GNL Defendants,” AR Capital Global Holdings, LLC, and AR Global, referred to collectively as the “AR Global Defendants,” in the Supreme Court of the State of New York, County of New York. The complaint alleges that the notice sent to the Service Provider by the Company on January 15, 2018, terminating the Service Provider Agreement, as well as two other letters sent terminating other agreements with the Service Provider (collectively, the “Termination Letters”), were a pretext to enable the AR Global Defendants to seize the Service Provider's business with the Company. The

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

complaint further alleges breach of contract against the GNL Defendants, and tortious interference against the AR Global Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the GNL Defendants from terminating the Service Provider Agreement based on the Termination Letters, and (iii) judgment declaring the Termination Letters to be void.  The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss. Both motions remain pending.
Multi-Tenant Mortgage Loan
On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32% and a 10-year maturity in February 2028. Proceeds are available for general corporate purposes and future acquisitions. The multi-tenant mortgage loan is secured by 8 properties in 6 states totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes and future acquisitions.
Amendment to Property Management and Leasing Agreement
On February 27, 2018, in connection with the Company’s termination of the Service Provider previously authorized by the independent directors of the board of directors, the Company and the OP entered into an amendment to the Company's agreement with the Property Manager solely to reflect that the Advisor and its affiliates will remain responsible for managing and providing other services with respect to the Company’s European investments.
Acquisitions
In February 2018, the Company closed an $18.6 million acquisition of a distribution property and borrowed $40.0 million under the Revolving Credit Facility. In addition, the Company has signed six definitive agreements to acquire $274.0 million of primarily investment grade net lease distribution/industrial properties in North America which comprise a total 3.5 million square feet. Three of the properties represent 84% of the purchase price or $229 million and $2.7 million, of the property acquisitions under definitive agreements. The transactions are expected to close in stages in the coming quarters and should be fully closed by October 2018.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	UK	Oct. 2012	$1,025	$433	$1,011	$—	$—	$1,444	$295
Wickes	Blackpool	UK	May. 2013	2,626	1,821	1,956	—	—	3,777	439
Everything Everywhere	Merthyr Tydfil	UK	Jun. 2013	5,397	3,710	2,361	—	—	6,071	522
Thames Water	Swindon	UK	Jul. 2013	8,096	3,710	4,385	—	—	8,095	934
Wickes	Tunstall	UK	Jul. 2013	2,226	944	2,159	—	—	3,103	458
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	2,001	6,002	—	—	8,003	1,407
Northern Rock	Sunderland	UK	Sep. 2013	7,084	1,349	4,722	—	—	6,071	987
Wickes	Clifton	UK	Nov. 2013	2,564	1,349	1,889	—	—	3,238	378
Con-Way Freight, Inc.	Aurora	NE	Nov. 2013	—	295	1,670	—	—	1,965	416
Con-Way Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	945	1,417	—	—	2,362	353
Con-Way Freight, Inc.	Riverton	IL	Nov. 2013	—	344	804	—	—	1,148	200
Con-Way Freight, Inc.	Salina	KS	Nov. 2013	—	461	1,843	—	—	2,304	459
Con-Way Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	380	886	—	—	1,266	221
Con-Way Freight, Inc.	Vincennes	IN	Nov. 2013	—	220	712	—	—	932	175
Con-Way Freight, Inc.	Waite Park	MN	Nov. 2013	—	366	681	—	—	1,047	170
Wolverine	Howard City	MI	Dec. 2013	—	719	13,667	—	—	14,386	3,335
Western Digital	San Jose	CA	Dec. 2013	17,363	9,021	16,729	—	—	25,750	3,231
Encanto Restaurants	Baymon	PR	Dec. 2013	—	1,150	1,724	—	—	2,874	382
Encanto Restaurants	Caguas	PR	Dec. 2013	—	—	2,481	—	—	2,481	550
Encanto Restaurants	Carolina	PR	Dec. 2013	—	615	751	—	—	1,366	167
Encanto Restaurants	Carolina	PR	Dec. 2013	—	1,840	2,761	—	—	4,601	612
Encanto Restaurants	Guayama	PR	Dec. 2013	—	673	822	—	—	1,495	182
Encanto Restaurants	Mayaguez	PR	Dec. 2013	—	410	957	—	—	1,367	212
Encanto Restaurants	Ponce	PR	Dec. 2013	—	600	1,399	—	—	1,999	321
Encanto Restaurants	Ponce	PR	Dec. 2013	—	655	1,528	—	—	2,183	339
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	—	—	782	—	—	782	173
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	—	843	1,566	—	—	2,409	347
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—	505	1,179	—	—	1,684	261
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—	963	1,788	—	—	2,751	396
Encanto Restaurants	San German	PR	Dec. 2013	—	391	726	—	—	1,117	166
Encanto Restaurants	San Juan	PR	Dec. 2013	—	1,235	1,509	—	—	2,744	335
Encanto Restaurants	San Juan	PR	Dec. 2013	—	389	1,168	—	—	1,557	259
Encanto Restaurants	San Juan	PR	Dec. 2013	—	153	612	—	—	765	136
Encanto Restaurants	Toa Baja	PR	Dec. 2013	—	68	616	—	—	684	141
Encanto Restaurants	Vega Baja	PR	Dec. 2013	—	822	1,527	—	—	2,349	338

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Rheinmetall	Neuss	Germany	Jan. 2014	12,698	6,160	17,294	—	77	23,531	1,880
GE Aviation	Grand Rapids	MI	Jan. 2014	24,050	3,174	27,076	—	—	30,250	2,885
Provident Financial	Bradford	UK	Feb. 2014	17,203	1,361	25,248	—	—	26,609	2,521
Crown Crest	Leicester	UK	Feb. 2014	25,973	7,754	32,020	—	—	39,774	3,642
Trane	Davenport	IA	Feb. 2014	—	291	1,968	—	—	2,259	247
Aviva	Sheffield	UK	Mar. 2014	21,183	2,931	33,219	—	—	36,150	3,351
DFS Trading	Brigg	UK	Mar. 2014	2,858	1,369	3,883	—	—	5,252	437
DFS Trading	Carcroft	UK	Mar. 2014	3,409	1,151	4,560	—	—	5,711	475
DFS Trading	Carcroft	UK	Mar. 2014	1,583	312	2,244	—	—	2,556	266
DFS Trading	Darley Dale	UK	Mar. 2014	3,565	1,347	3,458	—	—	4,805	397
DFS Trading	Somercotes	UK	Mar. 2014	2,265	792	2,826	—	—	3,618	382
Government Services Administration	Fanklin	TN	Mar. 2014	—	4,160	30,083	—	—	34,243	3,000
National Oilwell	Williston	ND	Mar. 2014	—	211	3,513	—	—	3,724	473
Talk Talk	Manchester	UK	Apr. 2014	5,161	791	9,408	—	—	10,199	979
Government Services Administration	Dover	DE	Apr. 2014	—	1,097	1,715	—	—	2,812	188
Government Services Administration	Germantown	PA	Apr. 2014	—	1,097	3,573	—	—	4,670	352
OBI DIY	Mayen	Germany	Apr. 2014	5,391	1,342	8,012	—	—	9,354	895
DFS Trading	South Yorkshire	UK	Apr. 2014	1,210	—	1,410	—	—	1,410	209
DFS Trading	Yorkshire	UK	Apr. 2014	1,992	—	1,838	—	—	1,838	183
Government Services Administration	Dallas	TX	Apr. 2014	—	484	2,934	—	—	3,418	288
Government Services Administration	Mission	TX	Apr. 2014	—	618	3,145	—	—	3,763	327
Government Services Administration	International Falls	MN	May. 2014	7,095	350	11,182	—	63	11,595	1,126
Indiana Department of Revenue	Indianapolis	IN	May. 2014	—	891	7,677	—	—	8,568	795
National Oilwell	Pleasanton	TX	May. 2014	—	202	1,643	—	—	1,845	206
Nissan	Murfreesboro	TN	May. 2014	17,030	966	19,573	—	—	20,539	1,839
Government Services Administration	Lakewood	CO	Jun. 2014	—	1,220	7,928	—	—	9,148	747
Lippert Components	South Bend	IN	Jun. 2014	9,040	3,195	6,883	—	—	10,078	663
Axon Energy Products	Conroe	TX	Jun. 2014	—	826	6,132	—	—	6,958	558
Axon Energy Products	Houston	TX	Jun. 2014	—	294	2,310	—	—	2,604	235
Axon Energy Products	Houston	TX	Jun. 2014	—	416	5,186	—	—	5,602	511
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—	260	1,445	—	—	1,705	169
Bell Supply Co	Cleburne	TX	Jun. 2014	—	301	323	—	—	624	42
Bell Supply Co	Frierson	LA	Jun. 2014	—	260	1,054	—	—	1,314	171
Bell Supply Co	Gainesville	TX	Jun. 2014	—	131	1,420	—	—	1,551	140
Bell Supply Co	Killdeer	ND	Jun. 2014	—	307	1,250	—	—	1,557	143

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Bell Supply Co	Williston	ND	Jun. 2014	—	162	2,323	—	—	2,485	239
GE Oil & Gas	Canton	OH	Jun. 2014	—	437	3,039	—	300	3,776	310
GE Oil & Gas	Odessa	TX	Jun. 2014	—	1,611	3,322	—	—	4,933	610
Lhoist	Irving	TX	Jun. 2014	—	173	2,154	—	—	2,327	257
Select Energy Services	DeBerry	TX	Jun. 2014	—	533	7,551	—	—	8,084	1,182
Select Energy Services	Gainesville	TX	Jun. 2014	—	519	7,482	—	—	8,001	694
Select Energy Services	Victoria	TX	Jun. 2014	—	354	1,698	—	—	2,052	206
Bell Supply Co	Jacksboro	TX	Jun. 2014	—	51	657	—	—	708	105
Bell Supply Co	Kenedy	TX	Jun. 2014	—	190	1,669	—	—	1,859	211
Select Energy Services	Alice	TX	Jun. 2014	—	518	1,331	—	—	1,849	144
Select Energy Services	Dilley	TX	Jun. 2014	—	429	1,777	—	—	2,206	227
Select Energy Services	Kenedy	TX	Jun. 2014	—	815	8,355	—	—	9,170	915
Select Energy Services	Laredo	TX	Jun. 2014	—	2,472	944	—	—	3,416	153
Superior Energy Services	Gainesville	TX	Jun. 2014	—	322	480	—	—	802	48
Superior Energy Services	Jacksboro	TX	Jun. 2014	—	408	312	—	—	720	42
Amcor Packaging	Workington	UK	Jun. 2014	4,218	1,174	6,924	—	—	8,098	783
Government Services Administration	Raton	NM	Jun. 2014	—	93	875	—	—	968	90
Nimble Storage	San Jose	CA	Jun. 2014	—	30,227	10,795	—	180	41,202	1,035
FedEx	Amarillo	TX	Jul. 2014	—	889	6,446	—	—	7,335	731
FedEx	Chicopee	MA	Jul. 2014	—	1,030	7,022	—	—	8,052	835
FedEx	San Antonio	TX	Jul. 2014	—	3,283	17,729	—	—	21,012	1,676
Sandoz	Princeton	NJ	Jul. 2014	34,880	7,766	31,994	—	11,558	51,318	5,852
Wyndham	Branson	MO	Jul. 2014	—	881	3,307	—	—	4,188	331
Valassis	Livonia	MI	Jul. 2014	—	1,735	8,119	—	—	9,854	744
Government Services Administration	Fort Fairfield	ME	Jul. 2014	—	26	9,315	—	—	9,341	812
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	33,550	5,312	41,201	—	—	46,513	3,555
PNC Bank	Erie	PA	Jul. 2014	—	242	6,195	—	—	6,437	546
PNC Bank	Scranton	PA	Jul. 2014	4,940	1,324	3,004	—	—	4,328	271
Achmea	Leusden	The Netherlands	Jul. 2014	—	3,049	23,767	—	103	26,919	2,067
Continental Tire	Fort Mill	SC	Jul. 2014	—	780	14,259	—	—	15,039	1,253
Fujitsu Office Properties	Manchester	UK	Jul. 2014	33,435	3,810	41,244	—	—	45,054	3,681
BP Oil	Wootton Bassett	UK	Aug. 2014	1,968	618	2,671	—	—	3,289	254
HBOS	Derby	UK	Aug. 2014	3,913	620	6,247	—	—	6,867	612
HBOS	St. Helens	UK	Aug. 2014	1,999	235	3,540	—	—	3,775	350
HBOS	Warrington	UK	Aug. 2014	1,361	448	2,115	—	—	2,563	225

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Malthurst	Shiptonthorpe	UK	Aug. 2014	1,312	284	2,021	—	—	2,305	211
Malthurst	Yorkshire	UK	Aug. 2014	1,038	504	1,323	—	—	1,827	181
Stanley Black & Decker	Westerville	OH	Aug. 2014	—	958	6,933	—	—	7,891	631
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—	1,176	10,179	—	—	11,355	880
Capgemini	Birmingham	UK	Aug. 2014	6,382	1,679	15,923	—	—	17,602	1,480
Merck	Madison	NJ	Aug. 2014	26,950	10,290	32,530	—	—	42,820	2,766
Family Dollar	Abbeville	AL	Aug. 2014	—	115	635	—	—	750	69
Family Dollar	Aiken	SC	Aug. 2014	—	439	505	—	—	944	59
Family Dollar	Alapaha	GA	Aug. 2014	—	200	492	—	—	692	60
Family Dollar	Anniston	AL	Aug. 2014	—	176	618	—	—	794	66
Family Dollar	Atlanta	GA	Aug. 2014	—	234	1,181	—	—	1,415	112
Family Dollar	Bossier City	LA	Aug. 2014	—	291	520	—	—	811	55
Family Dollar	Brandenburg	KY	Aug. 2014	—	178	748	—	—	926	79
Family Dollar	Brownfield	TX	Aug. 2014	—	31	664	—	—	695	62
Family Dollar	Brownsville	TX	Aug. 2014	—	83	803	—	—	886	76
Family Dollar	Caledonia	MS	Aug. 2014	—	415	162	—	—	577	29
Family Dollar	Camden	SC	Aug. 2014	—	187	608	—	—	795	67
Family Dollar	Camp Wood	TX	Aug. 2014	—	96	593	—	—	689	65
Family Dollar	Church Point	LA	Aug. 2014	—	247	563	—	—	810	60
Family Dollar	Columbia	SC	Aug. 2014	—	363	487	—	—	850	59
Family Dollar	Columbus	MS	Aug. 2014	—	305	85	—	—	390	14
Family Dollar	Danville	VA	Aug. 2014	—	124	660	—	—	784	66
Family Dollar	Detroit	MI	Aug. 2014	—	107	711	—	—	818	62
Family Dollar	Diamond Head	MS	Aug. 2014	—	104	834	—	—	938	81
Family Dollar	Falfurrias	TX	Aug. 2014	—	52	745	—	—	797	64
Family Dollar	Fayetteville	NC	Aug. 2014	—	99	438	—	—	537	40
Family Dollar	Fort Davis	TX	Aug. 2014	—	114	698	—	—	812	77
Family Dollar	Fort Madison	IA	Aug. 2014	—	188	226	—	—	414	28
Family Dollar	Greenwood	SC	Aug. 2014	—	629	546	—	—	1,175	54
Family Dollar	Grenada	MS	Aug. 2014	—	346	335	—	—	681	44
Family Dollar	Griffin	GA	Aug. 2014	—	369	715	—	—	1,084	77
Family Dollar	Hallsville	TX	Aug. 2014	—	96	225	—	—	321	21
Family Dollar	Hardeeville	SC	Aug. 2014	—	83	663	—	—	746	69
Family Dollar	Hastings	NE	Aug. 2014	—	260	515	—	—	775	50
Family Dollar	Haw River	NC	Aug. 2014	—	310	554	—	—	864	74

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Family Dollar	Kansas City	MO	Aug. 2014	—	52	986	—	—	1,038	84
Family Dollar	Knoxville	TN	Aug. 2014	—	82	714	—	—	796	74
Family Dollar	La Feria	TX	Aug. 2014	—	124	956	—	—	1,080	87
Family Dollar	Lancaster	SC	Aug. 2014	—	229	721	—	—	950	82
Family Dollar	Lillian	AL	Aug. 2014	—	410	508	—	—	918	55
Family Dollar	Louisville	KY	Aug. 2014	—	511	503	—	—	1,014	57
Family Dollar	Louisville	MS	Aug. 2014	—	235	410	—	—	645	49
Family Dollar	Madisonville	KY	Aug. 2014	—	389	576	—	—	965	64
Family Dollar	Memphis	TN	Aug. 2014	—	356	507	—	—	863	58
Family Dollar	Memphis	TN	Aug. 2014	—	79	342	—	—	421	40
Family Dollar	Memphis	TN	Aug. 2014	—	158	301	—	—	459	38
Family Dollar	Mendenhall	MS	Aug. 2014	—	61	720	—	—	781	71
Family Dollar	Mobile	AL	Aug. 2014	—	258	682	—	—	940	67
Family Dollar	Mohave Valley	AZ	Aug. 2014	—	284	575	—	—	859	74
Family Dollar	N Platte	NE	Aug. 2014	—	117	255	—	—	372	22
Family Dollar	Nampa	ID	Aug. 2014	—	133	1,126	—	—	1,259	107
Family Dollar	Newberry	MI	Aug. 2014	—	172	1,562	—	—	1,734	147
Family Dollar	North Charleston	SC	Aug. 2014	—	376	588	—	—	964	66
Family Dollar	North Charleston	SC	Aug. 2014	—	458	593	—	—	1,051	71
Family Dollar	Oklahoma City	OK	Aug. 2014	—	144	1,211	—	—	1,355	103
Family Dollar	Paulden	AZ	Aug. 2014	—	468	306	—	—	774	48
Family Dollar	Poteet	TX	Aug. 2014	—	141	169	—	—	310	28
Family Dollar	Rockford	IL	Aug. 2014	—	183	1,179	—	—	1,362	108
Family Dollar	Roebuck	SC	Aug. 2014	—	306	508	—	—	814	67
Family Dollar	San Angelo	TX	Aug. 2014	—	96	342	—	—	438	39
Family Dollar	St Louis	MO	Aug. 2014	—	226	1,325	—	—	1,551	121
Family Dollar	Tyler	TX	Aug. 2014	—	217	682	—	—	899	64
Family Dollar	Union	MS	Aug. 2014	—	52	622	—	—	674	63
Family Dollar	Williamston	SC	Aug. 2014	—	211	558	—	—	769	62
Government Services Administration	Rangeley	ME	Aug. 2014	—	1,377	4,746	—	262	6,385	444
Hewlett-Packard	Newcastle	UK	Sep. 2014	12,531	1,160	19,316	—	—	20,476	1,665
Intier Automotive	Redditch	UK	Sep. 2014	6,375	1,198	9,485	—	—	10,683	909
Waste Management	Winston-Salem	NC	Sep. 2014	—	494	3,235	—	—	3,729	285
FedEx	Winona	MN	Sep. 2014	—	83	1,785	—	—	1,868	180
Dollar General	Allen	OK	Sep. 2014	—	99	793	—	—	892	73

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Cherokee	KS	Sep. 2014	—	27	769	—	—	796	72
Dollar General	Clearwater	KS	Sep. 2014	—	90	785	—	—	875	73
Dollar General	Dexter	NM	Sep. 2014	—	329	585	—	—	914	55
Dollar General	Elmore City	OK	Sep. 2014	—	21	742	—	—	763	70
Dollar General	Eunice	NM	Sep. 2014	—	269	569	—	—	838	54
Dollar General	Gore	OK	Sep. 2014	—	143	813	—	—	956	76
Dollar General	Kingston	OK	Sep. 2014	—	81	778	—	—	859	73
Dollar General	Lordsburg	NM	Sep. 2014	—	212	719	—	—	931	67
Dollar General	Lyons	KS	Sep. 2014	—	120	970	—	—	1,090	89
Dollar General	Mansfield	LA	Sep. 2014	—	169	812	—	—	981	76
Dollar General	Neligh	NE	Sep. 2014	—	83	1,045	—	—	1,128	94
Dollar General	Norman	OK	Sep. 2014	—	40	913	—	—	953	85
Dollar General	Peggs	OK	Sep. 2014	—	72	879	—	—	951	81
Dollar General	Santa Rosa	NM	Sep. 2014	—	324	575	—	—	899	54
Dollar General	Sapulpa	OK	Sep. 2014	—	143	745	—	—	888	71
Dollar General	Schuyler	NE	Sep. 2014	—	144	905	—	—	1,049	83
Dollar General	Tahlequah	OK	Sep. 2014	—	132	925	—	—	1,057	85
Dollar General	Townville	PA	Sep. 2014	—	78	882	—	—	960	86
Dollar General	Valley Falls	KS	Sep. 2014	—	51	922	—	—	973	83
Dollar General	Wymore	NE	Sep. 2014	—	21	872	—	—	893	80
FedEx	Bohemia	NY	Sep. 2014	19,375	4,838	19,596	—	—	24,434	1,836
FedEx	Watertown	NY	Sep. 2014	—	561	4,757	—	—	5,318	469
Shaw Aero	Naples	FL	Sep. 2014	—	998	22,332	—	—	23,330	1,888
Mallinckrodt	St. Louis	MO	Sep. 2014	—	1,499	16,828	—	—	18,327	1,437
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—	1,227	10,790	—	—	12,017	921
Trinity Health	Livonia	MI	Sep. 2014	—	4,680	11,568	—	1,250	17,498	1,288
Trinity Health	Livonia	MI	Sep. 2014	—	4,273	16,574	—	934	21,781	1,575
FedEx	Hebron	KY	Sep. 2014	—	1,106	7,750	—	109	8,965	704
FedEx	Lexington	KY	Sep. 2014	—	1,118	7,961	—	—	9,079	709
GE Aviation	Cincinnati	OH	Sep. 2014	—	1,393	10,490	—	—	11,883	898
Bradford & Bingley	Bingley	UK	Oct. 2014	10,200	4,500	11,298	—	—	15,798	1,046
DNV GL	Dublin	OH	Oct. 2014	—	2,509	3,140	—	126	5,775	282
Rexam	Reckinghausen	Germany	Oct. 2014	6,301	845	11,889	—	—	12,734	1,001
C&J Energy	Houston	TX	Oct. 2014	6,982	3,865	9,457	—	—	13,322	840
FedEx	Lake Charles	LA	Oct. 2014	—	255	7,485	—	—	7,740	745

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Family Dollar	Big Sandy	TN	Oct. 2014	—	62	739	—	—	801	71
Family Dollar	Boling	TX	Oct. 2014	—	80	781	—	—	861	72
Family Dollar	Bonifay	FL	Oct. 2014	—	103	673	—	—	776	77
Family Dollar	Brownsville	TN	Oct. 2014	—	155	776	—	—	931	82
Family Dollar	Brundidge	AL	Oct. 2014	—	89	749	—	—	838	91
Family Dollar	Buena Vista	GA	Oct. 2014	—	246	757	—	—	1,003	108
Family Dollar	Calvert	TX	Oct. 2014	—	91	777	—	—	868	74
Family Dollar	Chocowinty	NC	Oct. 2014	—	237	554	—	—	791	56
Family Dollar	Clarksville	TN	Oct. 2014	—	370	1,025	—	—	1,395	114
Family Dollar	Fort Mill	SC	Oct. 2014	—	556	757	—	—	1,313	76
Family Dollar	Hillsboro	TX	Oct. 2014	—	287	634	—	—	921	61
Family Dollar	Lake Charles	LA	Oct. 2014	—	295	737	—	—	1,032	70
Family Dollar	Lakeland	FL	Oct. 2014	—	300	812	—	—	1,112	77
Family Dollar	Lansing	MI	Oct. 2014	—	132	1,040	—	—	1,172	115
Family Dollar	Laurens	SC	Oct. 2014	—	303	584	—	—	887	74
Family Dollar	Marion	MS	Oct. 2014	—	183	747	—	—	930	73
Family Dollar	Marsing	ID	Oct. 2014	—	188	786	—	—	974	94
Family Dollar	Montgomery	AL	Oct. 2014	—	411	646	—	—	1,057	86
Family Dollar	Montgomery	AL	Oct. 2014	—	122	821	—	—	943	100
Family Dollar	Monticello	FL	Oct. 2014	—	230	695	—	—	925	74
Family Dollar	Monticello	UT	Oct. 2014	—	96	894	—	—	990	111
Family Dollar	North Little Rock	AR	Oct. 2014	—	424	649	—	—	1,073	77
Family Dollar	Oakdale	LA	Oct. 2014	—	243	696	—	—	939	66
Family Dollar	Orlando	FL	Oct. 2014	—	684	619	—	—	1,303	68
Family Dollar	Port St. Lucie	FL	Oct. 2014	—	403	907	—	—	1,310	91
Family Dollar	Prattville	AL	Oct. 2014	—	463	749	—	—	1,212	102
Family Dollar	Prichard	AL	Oct. 2014	—	241	803	—	—	1,044	76
Family Dollar	Quinlan	TX	Oct. 2014	—	74	774	—	—	848	73
Family Dollar	Rigeland	MS	Oct. 2014	—	447	891	—	—	1,338	83
Family Dollar	Rising Star	TX	Oct. 2014	—	63	674	—	—	737	64
Family Dollar	Southaven	MS	Oct. 2014	—	409	1,080	—	—	1,489	109
Family Dollar	Spout Springs	NC	Oct. 2014	—	474	676	—	—	1,150	68
Family Dollar	St. Petersburg	FL	Oct. 2014	—	482	851	—	—	1,333	85
Family Dollar	Swansboro	NC	Oct. 2014	—	337	826	—	—	1,163	105
Panasonic	Hudson	NJ	Oct. 2014	—	1,312	7,075	—	—	8,387	590

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Onguard	Havre De Grace	MD	Oct. 2014	—	2,216	6,585	—	—	8,801	783
Axon Energy Products	Houston	TX	Oct. 2014	—	297	2,432	—	—	2,729	201
Metro Tonic	Halle Peissen	Germany	Oct. 2014	31,746	7,280	51,002	—	—	58,282	4,756
Tokmanni	Matsala	Finland	Nov. 2014	34,711	1,886	57,096	—	—	58,982	5,016
Fife Council	Dunfermline	UK	Nov. 2014	2,474	355	4,584	—	—	4,939	391
Family Dollar	Doerun	GA	Nov. 2014	—	236	717	—	—	953	70
Family Dollar	Old Hickory	TN	Nov. 2014	—	548	781	—	—	1,329	82
Government Services Administration	Rapid City	SD	Nov. 2014	—	504	7,837	—	—	8,341	671
KPN BV	Houten	The Netherlands	Nov. 2014	—	1,689	20,662	—	—	22,351	1,661
RWE AG	Essen	Germany	Nov. 2014	17,709	2,034	25,984	—	—	28,018	2,044
RWE AG	Essen	Germany	Nov. 2014	31,311	12,863	45,228	—	—	58,091	3,556
RWE AG	Essen	Germany	Nov. 2014	25,852	5,253	37,362	—	54	42,669	2,927
Follett School	McHenry	IL	Dec. 2014	—	3,423	15,600	—	—	19,023	1,536
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	52,800	10,714	69,018	—	—	79,732	5,412
Diebold	North Canton	OH	Dec. 2014	—	—	9,142	—	—	9,142	850
Weatherford International	Odessa	TX	Dec. 2014	—	665	1,795	—	—	2,460	240
AM Castle	Wichita	KS	Dec. 2014	—	426	6,681	—	—	7,107	507
FedEx	Billerica	MA	Dec. 2014	—	1,138	6,674	—	—	7,812	623
Constellium Auto	Wayne	MI	Dec. 2014	15,300	1,180	13,781	—	7,875	22,836	2,711
C&J Energy	Houston	TX	Mar. 2015	13,368	6,196	21,745	—	—	27,941	1,605
FedEx	Salina	UT	Mar. 2015	—	428	3,447	—	—	3,875	358
FedEx	Pierre	SD	Apr. 2015	—	—	3,288	—	—	3,288	326
Crowne Group	Fraser	MI	Aug. 2015	—	350	3,865	—	—	4,215	258
Crowne Group	Jonesville	MI	Aug. 2015	—	101	3,136	—	—	3,237	216
Crowne Group	Warren	MI	Aug. 2015	—	297	3,325	—	—	3,622	225
Crowne Group	Logansport	IN	Aug. 2015	—	1,843	5,430	—	—	7,273	414
Crowne Group	Madison	IN	Aug. 2015	—	1,598	7,513	—	—	9,111	484
Crowne Group	Marion	SC	Aug. 2015	—	386	7,993	—	—	8,379	557
JIT Steel	Chattanooga	TN	Sep. 2015	—	582	3,122	—	—	3,704	193
JIT Steel	Chattanooga	TN	Sep. 2015	—	316	1,986	—	—	2,302	120
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	954	4,619	—	—	5,573	294
Beacon Health	South Bend	IN	Sep. 2015	—	1,636	8,190	—	—	9,826	520
National Oilwell	Pleasanton	TX	Sep. 2015	—	80	3,372	—	—	3,452	221
Office Depot	Venlo	The Netherlands	Sep. 2015	—	3,736	16,522	—	—	20,258	1,126
Finnair	Helsinki	Finland	Sep. 2015	34,022	2,696	76,819	—	—	79,515	4,697

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2017 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2017(2)(3)	Accumulated Depreciation (4)(5)
Hannibal	Houston	TX	Sep. 2015	—	2,090	11,138	—	—	13,228	660
FedEx	Mankato	MN	Sep. 2015	—	472	6,780	—	—	7,252	515
Auchan	Beychac-et-Caillau	France	Dec. 2016	9,943	4,337	14,106	—	—	18,443	485
DCNS	Guipavas	France	Dec. 2016	11,381	2,024	15,356	—	—	17,380	435
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	43,126	15,473	52,630	—	320	68,423	1,380
FedEx	Greensboro	NC	Dec. 2016	6,165	1,820	8,252	—	—	10,072	294
Foster Wheeler	Reading	UK	Dec. 2016	53,026	28,542	78,080	—	—	106,622	2,049
Harper Collins	Glasgow	UK	Dec. 2016	37,880	10,660	54,451	—	—	65,111	1,546
ID Logistics	Landersheim	France	Dec. 2016	6,589	2,064	8,675	—	—	10,739	243
ID Logistics	Moreuil	France	Dec. 2016	5,990	3,187	6,445	—	—	9,632	190
ID Logistics	Weilbach	Germany	Dec. 2016	4,792	1,426	9,427	—	—	10,853	252
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	52,710	—	78,008	—	273	78,281	2,019
NCR Financial Solutions Group	Dundee	UK	Dec. 2016	7,610	2,713	8,676	—	—	11,389	277
Pole Emploi	Marseille	France	Dec. 2016	6,948	854	9,003	—	—	9,857	235
Sagemcom	Rueil Malmaison	France	Dec. 2016	43,006	3,219	77,325	—	—	80,544	2,028
Veolia Water	Vandalia	OH	Dec. 2016	4,110	564	5,796	—	—	6,360	187
Worldline SA	Blois	France	Dec. 2016	5,990	1,210	5,759	—	—	6,969	207
Cott Beverages	Sikeston	MO	Feb. 2017	—	456	8,291	—	—	8,747	186
FedEx	Great Falls	MT	Mar. 2017	—	326	5,439	—	—	5,765	148
FedEx	Morgantown	WV	Mar. 2017	7,990	4,661	8,401	—	—	13,062	180
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	916	5,088	—	—	6,004	47
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	300	3,936	—	—	4,236	22
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	210	1,753	—	—	1,963	9
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	270	3,858	—	—	4,128	19
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	790	4,079	—	—	4,869	20
Tremec	Wixom	MI	Nov. 2017	—	1,002	17,376	—	—	18,378	84
NSA Industries	Groveton	NH	Dec. 2017	—	59	3,517	—	—	3,576	—
Cummins	Omaha	NE	Dec. 2017	—	1,448	6,469	—	—	7,917	—
Government Services Administration	Gainsville	FL	Dec. 2017	—	463	6,018	—	—	6,481	—
Total				$992,346	$402,318	$2,117,250	$—	$23,484	$2,543,052	$174,452
___________________________________

(1)	These are stated principal amounts at spot rates for those in local currency and exclude $5.5 million of deferred financing costs and $1.9 million of mortgage discount, net.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $629.6 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2017 is $3.1 billion. Assets acquired from the Merger, retain the prior tax basis.

(4)	The accumulated depreciation column excludes approximately $165.5 million of amortization associated with acquired intangible lease assets.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

(5)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Real estate investments, at cost:
Balance at beginning of year	$2,344,634	$2,028,010	$1,855,960
Additions-Acquisitions	88,231	463,327	226,412
Asset remeasurement	(8,559)	—	2,318
Asset Dispositions	(15,145)	(77,063)	—
Currency translation adjustment	133,891	(69,640)	(56,680)
Balance at end of the year	$2,543,052	$2,344,634	$2,028,010

Accumulated depreciation:
Balance at beginning of year	$111,321	$68,078	$21,319
Depreciation expense	59,385	50,333	47,649
Asset Dispositions	(2,122)	(3,012)	—
Currency translation adjustment	5,868	(4,078)	(890)
Balance at end of the year	$174,452	$111,321	$68,078