Form 10-Q
period 2018-03-31
Global Net Lease, Inc.
filed 2018-05-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2018, the registrant had 67,287,231 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, at cost (Note 3):
Land	$418,878	$402,318
Buildings, fixtures and improvements	2,218,176	2,138,405
Construction in progress	2,572	2,328
Acquired intangible lease assets	648,353	629,626
Total real estate investments, at cost	3,287,979	3,172,677
Less accumulated depreciation and amortization	(375,484)	(339,931)
Total real estate investments, net	2,912,495	2,832,746
Cash and cash equivalents	106,733	102,425
Restricted cash	2,690	5,302
Derivative assets, at fair value (Note 7)	4,512	2,176
Unbilled straight-line rent	45,111	42,739
Prepaid expenses and other assets	30,817	22,617
Due from related parties	16	16
Deferred tax assets	1,057	1,029
Goodwill and other intangible assets, net	23,151	22,771
Deferred financing costs, net	6,540	6,774
Total Assets	$3,133,122	$3,038,595

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,038,894	$984,876
Revolving credit facilities (Note 5)	342,023	298,909
Term loan, net (Note 5)	236,783	229,905
Acquired intangible lease liabilities, net	31,967	31,388
Derivative liabilities, at fair value (Note 7)	19,738	15,791
Due to related parties	770	829
Accounts payable and accrued expenses	27,320	23,227
Prepaid rent	21,489	18,535
Deferred tax liability	16,269	15,861
Taxes payable	948	2,475
Dividends payable	2,426	2,556
Total Liabilities	1,738,627	1,624,352
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Note 8):
7.25% Series A cumulative redeemable preferred shares, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 and 5,409,650 authorized, 5,411,326 and 5,409,650 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	54	54
Common Stock, $0.01 par value, 100,000,000 shares authorized, 67,287,231 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2,003	2,003
Additional paid-in capital	1,859,746	1,860,058
Accumulated other comprehensive income	34,593	19,447
Accumulated deficit	(502,026)	(468,396)
Total Stockholders' Equity	1,394,370	1,413,166
Non-controlling interest	125	1,077
Total Equity	1,394,495	1,414,243
Total Liabilities and Equity	$3,133,122	$3,038,595
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$63,792	$58,492
Operating expense reimbursements	4,294	4,345
Total revenues	68,086	62,837

Expenses (income):
Property operating	7,470	7,236
Fire recovery	(79)	—
Operating fees to related parties	6,831	5,730
Acquisition and transaction related	1,325	696
General and administrative	2,051	1,770
Equity-based compensation	(832)	16
Depreciation and amortization	29,496	27,114
Total expenses	46,262	42,562
Operating income	21,824	20,275
Other income (expense):
Interest expense	(12,975)	(11,531)
Gain on dispositions of real estate investments	—	957
Loss on derivative instruments	(2,935)	(470)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	(43)	(882)
Other income	11	7
Total other expense, net	(15,942)	(11,919)
Net income before income tax	5,882	8,356
Income tax expense	(1,070)	(906)
Net income	4,812	7,450
Net income attributable to non-controlling interest	—	(21)
Preferred Stock dividends	(2,451)	—
Net income attributable to common stockholders	$2,361	$7,429

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.03	$0.11
Basic and diluted weighted-average shares outstanding	67,287,231	66,271,008
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$4,812	$7,450

Other comprehensive income
Cumulative translation adjustment	10,800	1,703
Designated derivatives, fair value adjustments	4,346	1,611
Other comprehensive income	15,146	3,314

Comprehensive income	19,958	10,764
Amounts attributable to non-controlling interest
Net income	—	(21)
Cumulative translation adjustment	—	(1)
Designated derivatives, fair value adjustments	—	(6)
Comprehensive income attributable to non-controlling interest	—	(28)

Preferred Stock dividends	(2,451)	—

Comprehensive income attributable to common stockholders	$17,507	$10,736
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Common Stock issuance costs	—	—	—	—	(13)	—	—	(13)	—	(13)
Issuance of Preferred Stock, net	1,676	—	—	—	(419)	—	—	(419)	—	(419)
Common Stock dividends declared	—	—	—	—	—	—	(35,833)	(35,833)	—	(35,833)
Preferred Stock dividends declared	—	—	—	—	—	—	(2,451)	(2,451)	—	(2,451)
Equity-based compensation	—	—	—	—	120	—	—	120	(952)	(832)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(158)	(158)	—	(158)
Net Income	—	—	—	—	—	—	4,812	4,812	—	4,812
Cumulative translation adjustment	—	—	—	—	—	10,800	—	10,800	—	10,800
Designated derivatives, fair value adjustments	—	—	—	—	—	4,346	—	4,346	—	4,346
Balance, March 31, 2018	5,411,326	$54	67,287,231	$2,003	$1,859,746	$34,593	$(502,026)	$1,394,370	$125	$1,394,495
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,812	$7,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,850	14,280
Amortization of intangibles	13,646	12,834
Amortization of deferred financing costs	901	880
Amortization of mortgage discounts and premiums, net	267	136
Amortization of mezzanine discount	—	17
Amortization of below-market lease liabilities	(901)	(826)
Amortization of above-market lease assets	1,203	1,016
Amortization of above- and below- market ground lease assets	250	214
Bad debt expense	43	414
Unbilled straight-line rent	(1,503)	(3,878)
Equity-based compensation	(832)	16
Unrealized loss on foreign currency transactions, derivatives, and other	2,550	1,792
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	43	882
Gains on disposition of real estate investments	—	(957)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(1,493)	(2,416)
Deferred tax assets	(28)	(13)
Accounts payable and accrued expenses	4,034	(522)
Prepaid rent	2,954	2,047
Deferred tax liability	408	929
Taxes payable	(1,527)	(1,567)
Net cash provided by operating activities	40,677	32,728
Cash flows from investing activities:
Investment in real estate and real estate related assets	(63,596)	(30,290)
Deposits for real estate acquisitions	(6,750)	—
Capital expenditures	(108)	(388)
Proceeds from dispositions of real estate investments	—	12,440
Payments for settlement of derivatives	(561)	—
Net cash used in investing activities	(71,015)	(18,238)
Cash flows from financing activities:
Borrowings under revolving credit facilities	70,000	75,335
Repayments on revolving credit facilities	(30,000)	—
Repayment of mezzanine facility	—	(56,537)
Proceeds from mortgage notes payable	32,750	—
Payments on mortgage notes payable	(1,305)	(206)
Common stock issuance costs	(13)	—
Issuance of preferred stock, net	(419)	—
Payments of financing costs	—	(102)
Dividends paid on Common Stock	(35,833)	(35,293)
Dividends paid on Preferred Stock	(2,451)	—
Distributions to non-controlling interest holders	(158)	(255)
Advances/acquired related party receivable (Note 10)	—	1,713
Net cash used in financing activities	32,571	(15,345)
Net change in cash, cash equivalents and restricted cash	2,233	(855)
Effect of exchange rate changes on cash	(537)	1,030
Cash, cash equivalents and restricted cash, beginning of period	107,727	77,328
Cash, cash equivalents and restricted cash, end of period	$109,423	$77,503

Cash and cash equivalents, end of period	$106,733	$72,354
Restricted cash, end of period	2,690	5,149
Cash, cash equivalents and restricted cash, end of period	$109,423	$77,503

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$11,528	$10,426
Cash paid for income taxes	2,597	2,473

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), which incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company was sponsored by AR Capital Global Holdings, LLC (the "Sponsor"). The Sponsor and its affiliates provide asset management services to the Company pursuant to advisory agreements.
As of March 31, 2018, the Company owned 327 properties consisting of 23.7 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.6 years. Based on the percentage of annualized rental income on a straight-line basis, 49.1% of the Company's properties are located in the U.S. and 50.9% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2018, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of the Company's business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, Property Manager, and Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner") are under common control with the parent of the Sponsor, as a result of which they are related parties. These related parties receive compensation and fees for various services provided to the Company.
The Advisor had a service provider agreement with Moor Park Capital Partners LLP (the "Service Provider"), pursuant to which the Service Provider provided, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. On January 16, 2018, the Company notified the Service Provider that it was being terminated effective as of March 17, 2018 (the "Effective Date"). Additionally, as a result of the Company’s termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider terminated by its own terms. As required under its existing advisory agreement with the Company (the "Advisory Agreement"), the Advisor and its affiliates will continue to manage the Company’s affairs on a day-to-day basis (including management and leasing of the Company’s properties) and will remain responsible for managing and providing other services with respect to the Company’s European investments. The Advisor, together with its service providers, assumed full management responsibility of the Company’s European real estate portfolio effective the Effective Date. Since the Effective Date, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Service Provider.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2018. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2018, other than those relating to new accounting pronouncements (see "Recently Issued Accounting Pronouncements" section below).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Critical Accounting Policies
Judgments and Estimates
The Company regularly makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in order to prepare its consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the prevailing economic and business environment. The Company adjusts such estimates when facts and circumstances dictate. The most significant estimates the Company makes include recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, determination of impairment of long-lived assets, valuation of derivative financial instruments, valuation of compensation plans, and estimating the useful life of a long-lived asset. Actual results could differ materially from those estimated.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017 were asset acquisitions.
Purchase Accounting and Acquisition of Real Estate
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Company's merger (the "Merger"), which closed in December 2016, with American Realty Capital Global Trust II, Inc. ("Global II"), which was sponsored and advised by affiliates of the Sponsor, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
Goodwill

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of March 31, 2018.
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
The Company derives most of its REIT taxable income from its real estate operations in the U.S. and has historically distributed all of its REIT taxable income to its shareholders. As such, the Company's real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable. The Company's deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•
Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, the Company assumes the seller’s basis, or the carry-over basis, in the acquired assets. The carry-

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

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
Out-of-Period Adjustments
During the three months ended June 30, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014. The Company concluded that this adjustment was not material to the financial position or results of operations for the current period or any prior period.
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
Adopted as of January 1, 2018:
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Also, in February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updated guidance previously issued by ASU 2016-01. The guidance in ASU 2016-01 and 2018-01 amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted ASU 2016-01 and ASU 2018-03 effective January 1, 2018, using the modified retrospective transition method, and there was no material impact to the Company's consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance beginning in the first quarter of 2018, with reclassification of prior period amounts, where applicable, and it did not have a significant impact on its statement of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company early adopted the provisions of this guidance effective January 1, 2017. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since the Company expects most of its future acquisitions to be classified as asset acquisitions under this new standard. All of the Company's acquisitions during 2018 and 2017 have been classified as asset acquisitions.
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
Pending Adoption as of March 31, 2018:
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within accumulated other comprehensive income which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from AOCI by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of this new guidance.
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
March 31, 2018
(Unaudited)

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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2018 and 2017, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost:
Land	$10,729	$5,443
Buildings, fixtures and improvements	44,772	22,131
Total tangible assets	55,501	27,574
Acquired intangible lease assets:
In-place leases	8,893	4,003
Above-market lease assets	—	47
Below-market lease liabilities	(798)	(1,334)
Cash paid for acquired real estate investments	$63,596	$30,290
Number of properties purchased	6	3
Acquired Intangible Lease Assets
We allocate a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three months ended March 31, 2018, we did not record any impairment charges for the intangible assets associated with our real estate investments.
Dispositions
As of March 31, 2018 and December 31, 2017, the Company did not have any properties that were classified as assets held for sale. The Company did not sell any real estate assets during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company sold its property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million, resulting in net proceeds of $12.4 million and a gain of $0.4 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended March 31, 2017. Also included in gains on dispositions of real estate investments is approximately $0.6 million reduction in the Gain Fee payable to the Advisor as a result of reinvestments during the three months ended March 31, 2017 (see Note 10 — Related Party Transactions for details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of March 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2018 (remainder)	$193,051
2019	260,420
2020	263,576
2021	261,787
2022	252,279
2023	228,099
Thereafter	702,272
$2,161,484
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.40 for GBP and €1.00 to $1.23 for EUR as of March 31, 2018 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2018 and December 31, 2017.
The following table lists the country where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2018 and December 31, 2017.

Country, State or Territory	March 31, 2018	December 31, 2017
United Kingdom	22.1%	22.1%
United States	49.1%	48.9%
___________________________________________

*
Annualized rental income on a straight-line basis was not 10% or greater of total annualized rental income as of the period specified. There is no State in the United States that exceeded the 10.0% threshold.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2018 and December 31, 2017 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2018	December 31, 2017				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$34,999	$34,022	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	35,708	34,711	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan	1	10,229	9,943	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	7,148	6,948	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	44,242	43,006	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	6,162	5,990	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	11,708	11,381	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	12,940	12,578	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	13,063	12,698	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,546	5,391	2.4%		Fixed	Jan. 2019
	RWE AG	3	77,023	74,872	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	6,328	6,301	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	32,658	31,746	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I	1	4,929	4,792	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg	1	44,365	43,126	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam	1	54,224	52,710	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	401,272	390,215

United Kingdom:	McDonald's	—	—	1,025	4.1%	(2)	Fixed	Feb. 2018
	Wickes Building Supplies I	1	2,764	2,226	3.7%	(2)	Fixed	May 2018
	Everything Everywhere	1	5,605	5,397	4.0%	(2)	Fixed	Jun. 2018
	Thames Water	1	8,408	8,096	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,626	2,626	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	7,357	7,084	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,313	2,564	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	17,866	17,203	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	26,975	25,973	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	22,000	21,183	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	10,594	10,200	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,621	6,375	3.5%	(2)	Fixed	May 2020
	Capgemini	1	6,628	6,381	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	34,724	33,435	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,380	4,218	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,570	2,474	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,484	4,318	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,360	5,161	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	7,553	7,272	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	14,208	13,680	3.4%	(2)	Fixed	Aug. 2020
	DFS Trading	2	3,326	3,203	3.4%	(2)	Fixed	Aug. 2020
	HP Enterprise Services	1	13,014	12,531	3.4%	(2)	Fixed	Aug. 2020

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2018	December 31, 2017				Maturity
	Foster Wheeler	1	55,071	53,026	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins	1	39,341	37,880	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee	1	7,903	7,610	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	42	311,691	301,141

United States:	Quest Diagnostics	1	52,800	52,800	2.8%	(3)	Variable	Sep. 2018
	Western Digital	1	17,277	17,363	5.3%		Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.9%	(4)	Variable	Dec. 2020
	FedEx Freight	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water	1	4,110	4,110	4.5%		Fixed	Jun. 2021
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	—	4.4%		Fixed	Feb. 2028
	Total USD denominated	25	333,652	300,988
	Gross mortgage notes payable	89	1,046,615	992,344	2.8%
	Mortgage discount	—	(1,715)	(1,927)	—
	Deferred financing costs, net of accumulated amortization	—	(6,006)	(5,541)	—
	Mortgage notes payable, net	89	$1,038,894	$984,876	2.8%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the periods presented.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.
The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2018:

(In thousands)	Future Principal Payments (1)
2018 (remainder)	$136,944
2019	302,419
2020	342,081
2021	45,421
2022	—
2023	—
Thereafter	219,750
Total	$1,046,615
_________________________

(1)	Assumes exchange rates of £1.00 to $1.40 for GBP and €1.00 to $1.23 for EUR as of March 31, 2018 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2018, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Multi-Tenant Mortgage Loan II
On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32% and a 10-year maturity in February 2028. The multi-tenant mortgage loan is secured by eight properties in six states totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes and future acquisitions.
Note 5 — Credit Facilities
The table below details the outstanding balances as of March 31, 2018 and December 31, 2017 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “Credit Facility”).

	March 31, 2018				December 31, 2017
(In thousands)	TOTAL USD	USD	GBP	EUR	TOTAL USD	USD	GBP	EUR
Revolving Credit Facilities	$342,023	$249,000	£40,000	€30,000	$298,909	$209,000	£40,000	€30,000

Term Loan	239,864	—	—	194,637	233,165	—	—	194,637
Deferred financing costs	(3,081)	—	—	—	(3,260)	—	—	—
Term Loan, Net	236,783	—	—	194,637	229,905	—	—	194,637
Total Credit Facility(1)	$578,806	$249,000	£40,000	€224,637	$528,814	$209,000	£40,000	€224,637

(1)	Assumes exchange rates of £1.00 to $1.40 for GBP and €1.00 to $1.23 for EUR as of March 31, 2018 for illustrative purposes, as applicable.
Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. The aggregate total commitments under the Credit Facility are $725.0 million based on USD equivalents at closing. Upon request of the Company, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Facility. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of March 31, 2018, the Credit Facility had a weighted-average effective interest rate of 2.9% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of March 31, 2018, approximately $60.4 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Prior Credit Facility - Terms
On July 24, 2017, the Company terminated a credit facility (as amended from time to time, the "Prior Credit Facility") that provided for borrowings of up to $740.0 million (subject to borrowing base availability). Under the Prior Credit Facility, the Company had the option, to have draws under the Prior Credit Facility priced at either the Alternate Base Rate (as described below) plus, depending upon the Company's consolidated leverage ratio, 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus, depending upon the Company's consolidated leverage ratio, 1.60% to 2.20%. The Alternate Base Rate was defined in the Prior Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1%, and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Prior Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Prior Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Prior Credit Facility is less than 50% of the available facility.
Mezzanine Facility
In the fourth quarter of 2016, in connection with the Merger, the Company assumed a mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million. The Mezzanine Facility, which provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility bore interest at a rate of 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017. On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2018
Cross currency swaps, net (GBP & EUR)	$—	$(8,325)	$—	$(8,325)
Foreign currency forwards, net (GBP & EUR)	$—	$(4,795)	$—	$(4,795)
Interest rate swaps, net (GBP & EUR)	$—	$(2,123)	$—	$(2,123)
Put options (GBP & EUR)	$—	$17	$—	$17
Multi-year outperformance agreement (see Note 12)	$—	$—	$(170)	$(170)
December 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(4,511)	$—	$(4,511)
Foreign currency forwards, net (GBP & EUR)	$—	$(2,737)	$—	$(2,737)
Interest rate swaps, net (GBP & EUR)	$—	$(6,450)	$—	$(6,450)
Put options (GBP & EUR)	$—	$63	$—	$63
Multi-year outperformance agreement (see Note 12)	$—	$—	$(1,600)	$(1,600)
The valuation of the Company's multi-year outperformance agreement with the Advisor (the "OPP") is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2018:

(In thousands)	OPP
Beginning Balance as of December 31, 2017	$1,600
Fair value adjustment	(1,430)
Ending balance as of March 31, 2018	$170
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at March 31, 2018	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$170	Monte Carlo Simulation	Expected volatility	20.0%
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

		March 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2) (3)	3	$1,046,615	$1,045,012	$988,490	$963,751
Revolving Credit Facility (4)	3	$342,023	$340,979	$298,909	$297,890
Term Facility (4)	3	$236,783	$240,587	$229,905	$233,916
__________________________________________________________

(1)	Carrying value includes $1.0 billion gross mortgage notes payable and $1.7 million mortgage discounts, net as of March 31, 2018.

(2)	Carrying value includes $1.0 billion gross mortgage notes payable and $1.9 million mortgage discounts, net as of December 31, 2017.

(3)	Mortgage notes payable are presented net of deferred financing costs of $6.0 million and $5.5 million as of March 31, 2018 and December 31, 2017, respectively.

(4)	Both facilities are part of the Company's Credit Facility (see Note 5 — Credit Facilities for more information).
The fair value of the gross Mortgage notes payable, the Revolving Credit Facility and the Term Facility are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not be able to perform under the agreement. To mitigate this risk, the Company only enters into a derivative financial instrument with a counterparty with a high credit rating with a major financial institution which the Company and its affiliates may also have other financial relationships with. The Company does not anticipate that any such counterparty will fail to meet its obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	$—	$(304)
Cross currency swaps (EUR)	Derivative liabilities, at fair value	(4,365)	(3,328)
Cross currency swaps (GBP)	Derivative liabilities, at fair value	(3,960)	(1,183)
Interest rate swaps (USD)	Derivative assets, at fair value	4,470	2,093
Interest rate swaps (GBP)	Derivative assets, at fair value	25	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(2,130)	(3,713)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,349)	(2,446)
Total		$(8,309)	$(8,881)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$—	$20
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(2,540)	(1,175)
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(2,255)	(1,258)
Put options (EUR)	Derivative assets, at fair value	17	63
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,139)	(2,384)
Total		$(6,917)	$(4,734)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three months ended March 31, 2018 and 2017, the Company recorded losses of approximately $43,131 and $36,000, respectively, of ineffectiveness in earnings. Additionally, during the three months ended March 31, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of $23,030.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	March 31, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	19	$312,049	19	$301,155
Interest rate swaps (EUR)	13	228,574	13	222,190
Interest rate swaps (USD)	3	150,000	3	150,000
Total	35	$690,623	35	$673,345
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated an interest rate swap with notional amount of £160.0 million for a payment of $2.6 million. This swap was designated as a cash flow hedge on the Company's GBP borrowings which were partially paid off. As a result of the termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The portion of the termination payment relating to the GBP borrowings that were paid off resulted in a charge to earnings of $1.1 million, included in loss on derivative instruments in the third quarter of 2017. The remaining amount relating to GBP borrowings still outstanding will remain in AOCI and be recorded as an adjustment to interest expense over the term of the related GBP borrowings.
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
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands)	2018	2017
Amount of loss recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(551)	$(1,983)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,311)	$(1,472)
Amount of (loss) gain recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(66)	$36
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
As of March 31, 2018 and December 31, 2017, the Company had the following outstanding foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	March 31, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR - USD)	3	$44,464	3	$43,222
Cross currency swaps (GBP - USD)	1	68,917	1	66,282
Foreign currency forwards (EUR-USD)	—	—	1	12,099
Total	4	$113,381	5	$121,603
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
As of March 31, 2018, total foreign currency advances under the Credit Facility were approximately $333.0 million, which reflects advances of £40 million ($56.1 million based upon an exchange rate of £1.00 to $1.40, as of March 31, 2018) and advances of €224.6 million ($276.8 million based upon an exchange rate of €1.00 to $1.23, as of March 31, 2018).
The Company designates its net investment hedge position on the first day of each quarterly period. The table below presents the currency draws designated as net investment hedges and the related net investments in real estate designated in foreign currency.

	January 1, 2018
(In thousands)	GBP	EUR
Currency draws (1)	£40,000	€224,637
Net Investments in Real Estate Denominated in Foreign Currency (2)	£103,458	€335,861
(1) $56.1 million and $276.8 million, respectively, based on the aforementioned exchange rates as of March 31, 2018.
(2) $145.1 million and $413.9 million, respectively, based on the aforementioned exchange rates as of March 31, 2018.
The Company records adjustments to earnings for currency impact related to undesignated excess positions, if any. There were no undesignated excess positions as of January 1, 2018. The Company recorded a loss of $0.9 million for the three months ended March 31, 2017 due to currency changes on the undesignated excess, as of January 1, 2017, of the foreign currency advances over the related net investments.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company's EUR investments. The termination payment amount will remain in AOCI until the hedge item is liquidated.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss of $2.9 million and $0.5 million on the non-designated hedges for the three months ended March 31, 2018 and 2017, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	32	$40,000	24	$32,116
Foreign currency forwards (EUR - USD)	29	38,284	22	35,712
Interest rate swaps (EUR)	6	425,836	6	414,093
Interest rate floors (GBP)	1	39,386	—	—
Options (GBP-USD)	—	—	1	675
Options (EUR-USD)	3	7,000	5	9,250
Total	71	$550,506	58	$491,846
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2018	$4,512	$(19,738)	$—	$(15,226)	$—	$—	$(15,226)
December 31, 2017	$2,176	$(15,791)	$—	$(13,615)	$—	$—	$(13,615)
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn, and expects to continue to draw, foreign currency advances under the Prior Credit Facility and the Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (see Note 4 — Mortgage Notes Payable, Net).
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $19.7 million. As of March 31, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 8 — Stockholders' Equity
Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 67.3 million shares of Common Stock outstanding, respectively, excluding unvested restricted shares of Common Stock ("restricted shares") and long-term incentive plan units in the OP ("LTIP Units") issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. The Company previously had limited partnership units in the OP ("OP Units") which were issued to limited partners other than the Company. During the second quarter of 2017, all remaining OP Units, which totaled 181,841, were converted into Common Stock. On February 28, 2017, the Company completed a reverse stock split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3, the impact of which was already reflected in the Company's Annual Report on Form 10-K with the SEC on February 28, 2018.
Equity Distribution Agreement - Common Stock
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). During the three months ended March 31, 2018, the Company did not sell any shares of Common Stock through the ATM Program.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 and 5,409,650 as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"). As of March 31, 2018 and December 31, 2017, the Company had 5,411,326 and 5,409,650 shares of Series A Preferred Stock outstanding, respectively. There were no shares of Series A Preferred Stock outstanding during the first quarter of 2017, as the Series A Preferred Stock was initially issued in the third quarter of 2017.
Equity Distribution Agreement - Series A Preferred Stock
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended March 31, 2018, the Company sold an additional 1,676 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $41 thousand, after commissions paid of $623 and additional issuance costs of $0.5 million.
Monthly Dividends
The Company pays dividends on Common Stock on the 15th day of each month in an amount equal to $0.1775 per share to stockholders of record as of close of business on the 8th day of such month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units (as defined in Note 12 — Share-Based Compensation) as dividends.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

(In thousands)	Future Ground Lease Payments
2018 (remainder)	$1,107
2019	1,475
2020	1,475
2021	1,475
2022	1,475
2023	1,475
Thereafter	43,609
Total	$52,091
The Company incurred rent expense on ground leases of $0.4 million during the three months ended March 31, 2018 and 2017.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Service Provider filed a complaint against us, the Property Manager, the Special Limited Partner, the OP, the Advisor, which we refer to collectively as the GNL Defendants, AR Capital Global Holdings, LLC, and AR Global which we refer to as the AR Global Defendants, in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Service Provider by us on January 15, 2018, terminating the Service Provider Agreement, as well as two other letters sent terminating other agreements with the Service Provider (collectively, the “Termination Letters”), were a pretext to enable the AR Global Defendants to seize the Service Provider's business with us. The complaint further alleges breach of contract against the GNL Defendants, and tortious interference against the AR Global Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the GNL Defendants from terminating the Service Provider Agreement based on the Termination Letters, and (iii) judgment declaring the Termination Letters to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Service Provider’s request for a preliminary injunction preventing defendants from terminating the Service Provider’s contracts based on the Termination Letters, (ii) dismissing the Service Provider’s claim for a declaratory judgment that the termination notices are void and of no force and effect, and (iii) allowing the Service Provider’s remaining claims to proceed. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 10 — Related Party Transactions
As of March 31, 2018 and December 31, 2017, the Sponsor, the Former Parent of the Sponsor, AR Global, the Special Limited Partner and a subsidiary of the Service Provider owned, in the aggregate, 35,900 and 39,904 shares of outstanding Common Stock, respectively. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. As of March 31, 2018 and December 31, 2017, the Company had $16,000 of receivables from related parties and $0.8 million of payables to their affiliates, as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. The Advisor, the Service Provider, the Special Limited Partner and individual investors all previously held limited partnership interests in the OP ("OP Units"), however on April 1, 2017, the remaining 181,841 OP Units which were held by individual members and employees of AR Global, were converted into Common Stock. There were no OP Units outstanding as of March 31, 2018 and December 31, 2017. The OP made cash distributions to partners other than the Company of $0.1 million during the three months ended March 31, 2017.
In addition, in connection with the OPP, the Company paid $0.2 million in distributions related to LTIP Units (as defined in Note 12 — Share-Based Compensation) during the three months ended March 31, 2018 and March 31, 2017, respectively, which are included in accumulated deficit in the consolidated statement of changes in equity. As of March 31, 2018 and December 31, 2017, the Company had no unpaid distributions relating to LTIP Units.
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
Fees Paid in Connection With the Operations of the Company
On June 2, 2015 (the "Listing Date"), the Company entered into the Advisory Agreement. Under the terms of the Advisory Agreement, the Company pays the Advisor:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”);

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”); and

(iii)
an incentive fee (“Incentive Compensation”), 50% payable in cash and 50% payable in shares of Common Stock (which shares are subject to certain lock up restrictions), equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted-average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $2.37, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $3.08. The $2.37 and $3.08 incentive hurdles are subject to annual increases of 1% to 3%. The Base Management Fee and the Incentive Compensation are each subject to an annual adjustment.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

(2)
For purposes of the Advisory Agreement, AUM means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company's investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of the Company's investment at the end of such period (before reserves from depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).

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
Solely with respect to the Company's investments in properties located in Europe, prior to the effectiveness of the termination of the Service Provider in March 2017, the Service Provider received, from the Advisor, a portion of the fees payable to the Advisor equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager was paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider. Following the termination of the Service Provider, the Service Provider no longer receives any amounts from the Advisor. For additional information, see Note 1 — Organization.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
	2018		2017		(Receivable) Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2018		December 31, 2017
One-time fees and reimbursements:
Fees on gain from sale of investments	—	—	—	—	49	(2)	49	(2)
Ongoing fees (5):
Asset management fees (1)	5,657	—	5,190	—	—		240	(2)
Property management fees	1,172	—	1,097	557	—	(2) (3)	59	(2) (3)
Total related party operational fees and reimbursements	$6,829	$—	$6,287	$557	$49		$348	(4)
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee for the three months ended March 31, 2018, and, the Variable Base Management Fee of $1.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. No Incentive Compensation was earned for the three months ended March 31, 2018 and 2017.

(2)	Balance included within due to related parties on the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

(3)
Prepaid property management fees of zero and $0.2 million as of March 31, 2018 and December 31, 2017 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

(4)
In addition, as of December 31, 2017 due to related parties includes $0.3 million of costs accrued for Global II Advisor, $0.1 million of costs accrued for transfer agent fees and $0.1 million of costs relating to RCS Advisory (as defined below), all of which are not reflected in the table above.

(5)
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

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Service Provider prior to its termination and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2018 and 2017.
In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three months ended March 31, 2018 and 2017, there were no property operating and general administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. During the three months ended March 31, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in the Gain Fee due to the Advisor of $0.3 million. As of March 31, 2018 and December 31, 2017, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the three months ended March 31, 2018.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight-month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted-average price of each share of Common Stock on the date of the Merger.
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million is payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the company in the Merger. During the three months ended March 31, 2017, the Company received $1.9 million in payments with respect to the excess organization and offering costs incurred by Global II. As of December 31, 2017, the Company had received the full amount of payments with respect to the excess organization and offering costs incurred by Global II.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share of Common Stock on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2018 and December 31, 2017, no stock options were issued under the Plan.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares of Common Stock ("Restricted Shares") and restricted stock units in respect of shares of Common Stock ("RSUs") to the Company's directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Effective upon the Listing Date, independent director compensation is as follows: (i) the annual retainer payable to all independent directors is $100,000 per year, (ii) the annual retainer for the non-executive chair is $105,000, (iii) the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee is $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period.
Under the RSP, the Company may issue up to 10.0% of its outstanding shares of Common Stock on a fully diluted basis at any time. Restricted Share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of Restricted Shares may receive cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of restricted shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of Common Stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects the amount of RSUs outstanding as of March 31, 2018. No restricted shares were outstanding as of March 31, 2018. There was no activity for the three months ended March 31, 2018:

	Number RSUs	Weighted-Average Issue Price
Unvested, March 31, 2018	49,112	$24.29
The fair value of the RSUs granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, and is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of March 31, 2018, the Company had $0.1 million unrecognized compensation costs related to unvested RSUs awards granted under the RSP. The cost is expected to be recognized over a weighted-average period of 2.6 years.
Multi-Year Outperformance Agreement
In connection with the listing of the Company's common stock on the New York Stock Exchange, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 3,013,933 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the OP.
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
March 31, 2018
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
The Company records equity-based compensation expense associated with the awards over the requisite service period of five years on a graded vesting basis. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. The Company recorded compensation income related to the OPP of $1.0 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The cumulative expense related to the OPP, recognized as of March 31, 2018, was $0.1 million, which will continue to be adjusted for changes in value through the final measurement date of June 2, 2018 and for vesting over the service period.
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP Unit is earned in accordance with the provisions of the OPP, the holder of such LTIP Unit is entitled to distributions on such LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made per OP Unit. If real estate assets are sold and net sales proceeds distributed prior to June 2, 2018, the end of the Three-Year Period, the holders of LTIP Units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP Units (although the amount per LTIP Unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP Unit until the average capital account per LTIP Unit equals the average capital account per OP Unit). The Company paid $0.2 million and $0.2 million in distributions related to LTIP Units during the three months ended March 31, 2018 and 2017, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. After the LTIP Units are fully earned, the holder of such LTIP Units is entitled to a catch-up distribution, at the end of the Three-Year Period equal to the accrued distributions earned during the Three-Year Period, less distributions paid during the Three-Year Period. After this catch-up distribution, the LTIP Units would be entitled to the same distributions as the OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the OP. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor is terminated by the Company, or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On February 25, 2016, the OPP was amended and restated to reflect the merger of two of the companies in the Peer Group.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2018 and 2017.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017
Net income attributable to common stockholders	$2,361	$7,429
Adjustments to net income attributable to common stockholders for common share equivalents	(184)	(185)
Adjusted net income attributable to common stockholders	$2,177	$7,244

Basic and diluted net income per share attributable to common stockholders	$0.03	$0.11
Basic and diluted weighted-average shares outstanding	67,287,231	66,271,008
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and LTIPs contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the unvested RSUs and LTIPs from the numerator.
Diluted net income (loss) per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three months ended March 31, 2018 and 2017, the following common share equivalents were excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Unvested restricted shares	49,112	50,429
OP Units (1)	—	181,841
OPP (LTIP Units)	3,013,933	3,013,933
Total anti-dilutive common share equivalents	3,063,045	3,246,203
____________________________________

(1)	On April 3, 2017, all remaining OP Units were converted into Common Stock.
Conditionally issuable shares relating to the OPP award (see Note 12 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP share equivalents were included in the computation for the three months ended March 31, 2018 and 2017 because no units or shares would have been issued based on the stock price at March 31, 2018 and 2017.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Series A Preferred Stock
In April 2018, the Company sold an additional 2,339 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.06 million.

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

•
We may not generate cash flows sufficient to pay dividends to our stockholders or fund operations, and, as such, we may be forced to borrow at unfavorable rates to pay dividends to our stockholders or fund our operations.

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
As of March 31, 2018, we owned 327 properties consisting of 23.7 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.6 years. Based on the percentage of annualized rental income on a straight-line basis, 49.1% of our properties are located in the U.S. and 50.9% of our properties are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2018, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
On August 8, 2015, we entered into the Service Provider Agreement with the Advisor and the Service Provider, pursuant to which the Service Provider agreed to provide, subject to the Advisor's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. On January 16, 2018, the Company notified the Service Provider that it was being terminated effective as of March 17, 2018 (the "Effective Date"). Additionally, as a result of the Company’s termination of the Service Provider, the property management and leasing agreement among an affiliate of the Advisor and the Service Provider terminated by its own terms. As required under its existing advisory agreement with the Company (the "Advisory Agreement"), the Advisor and its affiliates will continue to manage the Company’s affairs on a day-to-day basis (including management and leasing of the Company’s properties) and will remain responsible for managing and providing other services with respect to the Company’s European investments. The Advisor, together with its service providers, assumed full management responsibility of the Company’s European real estate portfolio effective the Effective Date. Since the Effective Date, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Service Provider. See Note 1, Organization, and Part II, Item 3. Legal Proceedings.
During the quarter ended March 31, 2018, we sold no properties and acquired six properties for an aggregate purchase price of $63.4 million (see Note 3 — Real Estate Investments, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended March 31, 2018, the Company sold an additional 1,676 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $41 thousand, after commissions paid of $623 and additional issuance costs of $0.5 million.

Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2017 Annual Report on Form 10-K. There have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2018:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	6.0
Wickes Building Supplies I	May 2013	UK	1	29,679	6.5
Everything Everywhere	Jun. 2013	UK	1	64,832	9.3
Thames Water	Jul. 2013	UK	1	78,650	4.4
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	8.7
PPD Global Labs	Aug. 2013	US	1	76,820	6.8
Northern Rock	Sep. 2013	UK	2	86,290	5.4
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	10.7
Con-way Freight	Nov. 2013	US	7	105,090	5.7
Wolverine	Dec. 2013	US	1	468,635	4.8
Western Digital	Dec. 2013	US	1	286,330	2.7
Encanto	Dec. 2013	PR	18	65,262	7.3
Rheinmetall	Jan. 2014	GER	1	320,102	5.8
GE Aviation	Jan. 2014	US	1	369,000	7.8
Provident Financial	Feb. 2014	UK	1	117,003	17.6
Crown Crest	Feb. 2014	UK	1	805,530	20.9
Trane	Feb. 2014	US	1	25,000	5.7
Aviva	Mar. 2014	UK	1	131,614	11.2
DFS Trading I	Mar. 2014	UK	5	240,230	12.0
GSA I	Mar. 2014	US	1	135,373	4.4
National Oilwell Varco I	Mar. 2014	US	1	24,450	5.3
Talk Talk	Apr. 2014	UK	1	48,415	7.0
OBI DIY	Apr. 2014	GER	1	143,633	5.8
GSA II	Apr. 2014	US	2	24,957	5.0
DFS Trading II	Apr. 2014	UK	2	39,331	12.0
GSA III	Apr. 2014	US	2	28,364	7.3
GSA IV	May 2014	US	1	33,000	7.3
Indiana Department of Revenue	May 2014	US	1	98,542	4.8
National Oilwell Varco II	May 2014	US	1	23,475	11.2
Nissan	May 2014	US	1	462,155	10.5
GSA V	Jun. 2014	US	1	26,533	5.0
Lippert Components	Jun. 2014	US	1	539,137	8.4
Select Energy Services I	Jun. 2014	US	3	135,877	8.8
Bell Supply Co I	Jun. 2014	US	6	79,829	10.8
Axon Energy Products (2)	Jun. 2014	US	3	213,634	6.6
Lhoist	Jun. 2014	US	1	22,500	4.8
GE Oil & Gas	Jun. 2014	US	2	69,846	5.5
Select Energy Services II	Jun. 2014	US	4	143,417	8.7
Bell Supply Co II	Jun. 2014	US	2	19,136	10.8
Superior Energy Services	Jun. 2014	US	2	42,470	6.2
Amcor Packaging	Jun. 2014	UK	7	294,580	6.7
GSA VI	Jun. 2014	US	1	6,921	6.0
Nimble Storage	Jun. 2014	US	1	164,608	3.6
FedEx -3-Pack	Jul. 2014	US	3	338,862	4.4
Sandoz, Inc.	Jul. 2014	US	1	154,101	8.3
Wyndham	Jul. 2014	US	1	31,881	7.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	100,597	5.1
GSA VII	Jul. 2014	US	1	25,603	6.6
AT&T Services	Jul. 2014	US	1	401,516	8.3
PNC - 2-Pack	Jul. 2014	US	2	210,256	11.3
Fujitisu	Jul. 2014	UK	3	162,888	12.0
Continental Tire	Jul. 2014	US	1	90,994	4.3
Achmea	Jul. 2014	NETH	2	190,252	5.8
BP Oil	Aug. 2014	UK	1	2,650	7.6
Malthurst	Aug. 2014	UK	2	3,784	7.6
HBOS	Aug. 2014	UK	3	36,071	7.3
Thermo Fisher	Aug. 2014	US	1	114,700	6.4
Black & Decker	Aug. 2014	US	1	71,259	3.8
Capgemini	Aug. 2014	UK	1	90,475	5.0
Merck & Co.	Aug. 2014	US	1	146,366	7.4
Dollar Tree - 65-Pack	Aug. 2014	US	58	485,992	11.4
GSA VIII	Aug. 2014	US	1	23,969	6.4
Waste Management	Sep. 2014	US	1	84,119	4.8
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	6.1
HP Enterprise Services	Sep. 2014	UK	1	99,444	8.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	4.5
FedEx II	Sep. 2014	US	1	11,501	6.0
Dollar General - 39-Pack	Sep. 2014	US	21	199,946	10.0
FedEx III	Sep. 2014	US	2	221,260	6.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	6.4
Kuka	Sep. 2014	US	1	200,000	6.3
CHE Trinity	Sep. 2014	US	2	373,593	4.7
FedEx IV	Sep. 2014	US	2	255,037	4.8
GE Aviation	Sep. 2014	US	1	102,000	4.8
DNV GL	Oct. 2014	US	1	82,000	6.9
Bradford & Bingley	Oct. 2014	UK	1	120,618	11.5
Rexam	Oct. 2014	GER	1	175,615	6.9
FedEx V	Oct. 2014	US	1	76,035	6.3
C&J Energy	Oct. 2014	US	1	96,803	5.6
Dollar Tree II	Oct. 2014	US	34	282,730	11.5
Panasonic	Oct. 2014	US	1	48,497	10.3
Onguard	Oct. 2014	US	1	120,000	5.8
Metro Tonic	Oct. 2014	GER	1	636,066	7.5
Axon Energy Products	Oct. 2014	US	1	26,400	6.6
Tokmanni	Nov. 2014	FIN	1	800,834	15.4
Fife Council	Nov. 2014	UK	1	37,331	5.9
Dollar Tree III	Nov. 2014	US	2	16,442	11.4
GSA IX	Nov. 2014	US	1	28,300	4.1
KPN BV	Nov. 2014	NETH	1	133,053	8.8
RWE AG	Nov. 2014	GER	3	594,415	6.7
Follett School	Dec. 2014	US	1	486,868	6.8
Quest Diagnostics	Dec. 2014	US	1	223,894	6.4
Diebold	Dec. 2014	US	1	158,330	3.8
Weatherford Intl	Dec. 2014	US	1	19,855	7.6
AM Castle	Dec. 2014	US	1	127,600	6.6
FedEx VI	Dec. 2014	US	1	27,771	6.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Constellium Auto	Dec. 2014	US	1	320,680	11.7
C&J Energy II	Mar. 2015	US	1	125,000	5.6
Fedex VII	Mar. 2015	US	1	12,018	6.5
Fedex VIII	Apr. 2015	US	1	25,852	6.5
Crown Group I	Aug. 2015	US	3	295,974	17.3
Crown Group II	Aug. 2015	US	3	642,595	17.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	11.8
JIT Steel Services	Sep. 2015	US	2	126,983	11.8
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	8.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	11.5
FedEx Ground	Sep. 2015	US	1	91,029	7.3
Office Depot	Sep. 2015	NETH	1	206,331	10.9
Finnair	Sep. 2015	FIN	4	656,275	6.4
Auchan	Dec. 2016	FR	1	152,235	5.4
Pole Emploi	Dec. 2016	FR	1	41,452	5.3
Veolia Water	Dec. 2016	US	1	70,000	7.8
Sagemcom	Dec. 2016	FR	1	265,309	5.8
NCR Dundee	Dec. 2016	UK	1	132,182	8.6
FedEx Freight	Dec. 2016	US	1	68,960	5.8
DB Luxembourg	Dec. 2016	LUX	1	156,098	5.7
ING Amsterdam	Dec. 2016	NETH	1	509,369	7.3
Worldline	Dec. 2016	FR	1	111,338	5.8
Foster Wheeler	Dec. 2016	UK	1	365,832	6.3
ID Logistics I	Dec. 2016	GER	1	308,579	6.6
ID Logistics II	Dec. 2016	FR	2	964,489	6.7
Harper Collins	Dec. 2016	UK	1	873,119	7.4
DCNS	Dec. 2016	FR	1	96,995	6.5
Cott Beverages Inc	Feb. 2017	US	1	170,000	8.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	8.5
Bridgestone Tire	Sep. 2017	US	1	48,300	9.3
GKN Aerospace	Oct. 2017	US	1	97,864	8.5
NSA-St. Johnsbury I	Oct. 2017	US	1	87,100	14.3
NSA-St. Johnsbury II	Oct. 2017	US	1	84,949	14.3
NSA-St. Johnsbury III	Oct. 2017	US	1	40,800	14.3
Tremec North America	Nov. 2017	US	1	127,105	9.3
Cummins	Dec. 2017	US	1	58,546	6.9
GSA X	Dec. 2017	US	1	25,604	11.5
NSA Industries	Dec. 2017	US	1	82,862	14.5
Chemours	Feb. 2018	US	1	300,000	9.8
Fiat Chrysler	Mar. 2018	US	1	127,974	9.9
Lee Steel	Mar. 2018	US	1	114,042	10.5
LSI Steel - 3 Pack	Mar. 2018	US	3	217,924	9.6
Total			327	23,657,266	8.6
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2018.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

Asset Impairment
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of either the real estate assets or the related intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for inherent risk associated with each investment. For the three months ended March 31, 2018, we did not record any impairment charges for either the real estate assets or the related intangible assets associated with our real estate investments.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
Rental Income
Rental income was $63.8 million and $58.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase in rental income was driven by our net acquisition of 15 properties since March 31, 2017. The increase was also driven, in part, by a rise in the value of the GBP and Euro in the first quarter of 2018 from the first quarter of 2017 compared to the USD.
Operating Expense Reimbursements
Operating expense reimbursements were $4.3 million for the three months ended March 31, 2018 and 2017. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. Notwithstanding our net acquisition of 15 properties since March 31, 2017, operating expense reimbursements remained essentially flat due to certain adjustments for real estate taxes for several European properties relating to operations during the year ended December 31, 2017.
Property Operating Expenses
Property operating expenses were $7.5 million and $7.2 million for the three months ended March 31, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. Notwithstanding our net acquisition of 15 properties since March 31, 2017, operating expense reimbursements remained essentially flat due to certain adjustments for real estate taxes for several European properties relating to operations during the year ended December 31, 2017. The increase was also driven, in part, by a rise in the value of the GBP and Euro compared to the USD in the first quarter of 2018 from the first quarter of 2017.
During the three months ended March 31, 2018 we recognized bad debt expense of $43,000. During the three months ended March 31, 2017 we recognized bad debt expense of $0.4 million for receivables related to one of our tenants that vacated its space and ceased making rental payments. Additionally, we incurred non-reimbursable repairs and maintenance expense during the three months ended March 31, 2018 of $0.3 million. As a result of these non-recurring charges, our recovery of property operating expenses increased from 58.1% during the three months ended March 31, 2017 to 61.0% during the three months ended March 31, 2018.
Operating Fees to Related Parties
Operating fees paid to related parties were $6.8 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager , including amounts subsequently paid by the Advisor and the Property Manager to the Service Provider for our European investments. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase in the amount of the payments of the Variable Base Management fee in connection with public offerings of Series A Preferred Stock issuances of Common Stock pursuant to the ATM Program. The increase was also due to an increase in the property management fees incurred from our net acquisition of 15 properties. No Incentive Compensation was earned for the three months ended March 31, 2018 and 2017.

Our Property Manager is entitled to fees for the management of our properties and our issuance of equity. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2018 and 2017, property management fees were $1.2 million and $1.1 million, respectively. The Property Manager elected to forgive $0.6 million of the property management fees for the three months ended March 31, 2017. No property management fees were forgiven during the three months ended March 31, 2018.
Acquisition and Transaction Related Costs
We recognized $1.3 million of acquisition and transaction costs during the three months ended March 31, 2018, related to litigation costs and costs to refinance foreign debt. Acquisition and transaction related expenses for the three months ended March 31, 2017 of $0.7 million were related to our merger (the "Merger"), which closed in December 2016, with American Realty Capital Global Trust II, Inc., which was sponsored and advised by affiliates of AR Global.
General and Administrative Expense
General and administrative expenses were $2.1 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity-Based Compensation Expense
During the three months ended March 31, 2018 and 2017, we recognized income of $0.8 million and expense of $16,000, respectively, for equity-based compensation related changes in the fair value of our multi-year outperformance agreement with the Advisor (the "OPP"), partially offset by the amortization of restricted stock units in respect of shares of Common Stock, or RSUs, granted to our independent directors. The decrease in equity-based compensation expense in 2018 is primarily due to a decrease in the OPP valuation. See Note 12 — Share-Based Compensation to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for details regarding the OPP.
Depreciation and Amortization
Depreciation and amortization expense was $29.5 million and $27.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in the first quarter of 2018 compared to the first quarter of 2017 is due to additional depreciation and amortization expense incurred for the 15 properties acquired since March 31, 2017. During the three months ended March 31, 2018, the average exchange rate for GBP to USD increased by 4.6%, and the average exchange rate for Euro to USD increased by 4.1%. During the three months ended March 31, 2017, the average exchange rate for GBP to USD decreased by 1.2%, and the average exchange rate for Euro to USD increased by 1.5%.
Interest Expense
Interest expense was $13.0 million and $11.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.5 billion as of March 31, 2017 to $1.6 billion as of March 31, 2018 and the weighted-average effective interest rate of our total debt increased from 2.7% as of March 31, 2017 to 2.8% as of March 31, 2018. During the three months ended March 31, 2018, the average exchange rate for GBP to USD increased by 4.6%, and the average exchange rate for Euro to USD increased by 4.1%. During the three months ended March 31, 2017, the average exchange rate for GBP to USD decreased by 1.2%, and the average exchange rate for Euro to USD increased by 1.5%.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gains on dispositions of real estate investments
Gains on dispositions of real estate investments for the three months ended March 31, 2017 of $1.0 million related to the disposition of the Kulicke & Soffa property located in Ft. Washington, Pennsylvania, which resulted in a gain of $0.4 million, as well as the reversal of a prior year Gain Fee of $0.6 million (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). There were no asset dispositions during the three months ended March 31, 2018.
Loss on derivative instruments
The loss of $2.9 million and loss of $0.5 million on derivative instruments for the three months ended March 31, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.

The loss of $43,000 and loss of $0.9 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2018 and 2017, respectively. The loss during the three months ended March 31, 2017 primarily related to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges, and these were driven in part by a rise in the value of the GBP and Euro throughout 2017 and early 2018 compared to the USD. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts in the future.
Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the three months ended March 31, 2018, the average exchange rate for GBP to USD increased by 4.6%, and the average exchange rate for Euro to USD increased by 4.1%. During the three months ended March 31, 2017, the average exchange rate for GBP to USD decreased by 1.2%, and the average exchange rate for Euro to USD increased by 1.5%.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income tax incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxation across jurisdictions. Income tax expense was $1.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.
Cash Flows From Operating Activities
During the three months ended March 31, 2018, net cash provided by operating activities was $40.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2018 reflect net income of $4.8 million adjusted for non-cash items of $28.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items further increased operating cash flow by $4.3 million.
During the three months ended March 31, 2017, net cash provided by operating activities was $32.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees to related parties paid for asset and property management, and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the three months ended March 31, 2017 reflect net income of $7.5 million adjusted for non-cash items of $25.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation) and working capital items of $1.5 million.
Cash Flows From Investing Activities
Net cash used in investing activities during the three months ended March 31, 2018 of $71.0 million was driven by property acquisitions of $63.6 million, property acquisition deposits of $6.8 million, and capital expenditures of $0.1 million. The Company had no asset dispositions during the three months ended March 31, 2018.
Net cash used in investing activities during the three months ended March 31, 2017 of $18.2 million is related to proceeds from sale of real estate investments of $12.4 million for the Kulicke & Soffa property, acquisition of three properties with an aggregate base purchase price of $30.3 million, which were funded by cash on hand, and capital expenditures of $0.4 million.
Cash Flows From Financing Activities
Net provided by financing activities of $32.6 million during the three months ended March 31, 2018 related to net borrowings on our multi-currency revolving credit facility (the "Revolving Credit Facility") of $40.0 million and proceeds from mortgage notes payable of $32.8 million, partially offset by dividends paid to common stockholders of $35.8 million and dividends paid to preferred stockholders of $2.5 million.
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

Liquidity and Capital Resources
As of March 31, 2018, the Company had cash and cash equivalents of $106.7 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we have needed to fund, and may need to continue to fund from cash on hand generated from other sources.
During the three months ended March 31, 2018, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from other sources of capital, such as proceeds received from our common and preferred stock ATM Programs (or any similar future program), proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to acquire $500.0 million of properties during the year ending December 31, 2018. Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion). We may also use proceeds from future offerings of equity securities (including preferred equity securities) to fund acquisitions. During the three months ended 2018, we acquired six properties for net proceeds of $63.6 million.
During the three months ended March 31, 2018, the Company sold an additional 1,676 shares of Series A Preferred Stock through the Preferred Stock ATM Program (see Note 8 — Stockholders' Equity for definition and additional information) for gross proceeds of $41.3 thousand and paid issuance costs of $0.5 million.
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
During the year ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program and collected net proceeds of $18.3 million, after issuance costs of $0.4 million. These fees were charged to additional paid-in capital on the accompanying audited consolidated balance sheet during the ATM Program as of December 31, 2017. There were no shares sold in the fourth quarter of 2017 or the first quarter of 2018.
Borrowings
As of March 31, 2018 we had total debt outstanding of $1.6 billion,with a weighted-average interest rate per annum equal to 2.8%, representing secured mortgage notes payable net of mortgage discount of $1.0 billion and outstanding advances under our credit facility, (the "Credit Facility"), comprised of the Revolving Credit Facility and a term loan facility (the "Term Facility") of $578.8 million. Our debt leverage ratio was 49.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2018. See Note 6 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of December 31, 2017. As of March 31, 2018, the weighted-average maturity of our indebtedness was 3.6 years.

On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32%, and with a 10-year maturity. The multi-tenant mortgage loan is secured by eight properties in six states totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility, and may also be used for general corporate purposes and future acquisitions.
Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $136.9 million and $302.4 million, respectively.
Credit Facility
On July 24, 2017, the Company, through the OP, entered into a credit agreement with Key Bank National Association ("KeyBank") for the Credit Facility refinancing our prior credit facility. The aggregate total commitments under the Credit Facility are $725.0 million based on USD equivalents at closing. Upon request of the Company, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Facility. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility portion of the Credit Facility requires interest-only payments and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to the consolidated total asset value of the Company, plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings, and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of March 31, 2018, the Credit Facility had a weighted-average effective interest rate of 2.9% after giving effect to the Company's interest rate swaps in place.
The Credit Facility requires the Company, through the OP, to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment, or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing further as the Company’s credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of March 31, 2018, approximately $60.4 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific financial covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. We were in compliance with the covenants under our loan agreements (including the Credit Facility) as of March 31, 2018.
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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gain or loss from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.
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
Core Funds From Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as acquisition- and transaction-related costs, as well as certain other costs that are considered to be non-core, such as fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition- and transaction-related costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
Adjusted Funds From Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information.

Caution on Use of Non-GAAP Measures
FFO, Core FFO, and AFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do), or may interpret the current NAREIT definition differently than we do, or may calculate Core FFO or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly-titled measures presented by other REITs.
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO, Core FFO and AFFO calculations exclude such factors as depreciation and amortization of real estate assets and gain or loss from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO, Core FFO and AFFO presentations facilitate comparisons of operating performance between periods and between other REITs in our peer group.
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
The table below reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income attributable to stockholders (in accordance with GAAP)	$2,361	$7,429
Depreciation and amortization	29,496	27,114
Gains on dispositions of real estate investments	—	(957)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	(71)
FFO (as defined by NAREIT) attributable to common stockholders	31,857	33,515
Acquisition and transaction fees (1)	1,325	696
Fire recovery	(79)	—
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	(2)
Core FFO attributable to common stockholders	33,103	34,209
Non-cash equity-based compensation	(832)	16
Non-cash portion of interest expense	901	880
Amortization of above- and below- market leases and ground lease assets and liabilities, net	552	404
Straight-line rent	(1,503)	(3,878)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	43	882
Eliminate unrealized loss on foreign currency transactions (2)	2,550	1,792
Amortization of mortgage discounts and premiums, net and mezzanine discount	267	153
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	(1)
AFFO attributable to common stockholders	$35,081	$34,457

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$31,857	$33,515
Core FFO attributable to common stockholders	$33,103	$34,209
AFFO attributable to common stockholders	$35,081	$34,457
______________________________

(1)
For the three months ended March 31, 2018, acquisition and transaction fees primarily related to litigation costs and costs to refinance foreign debt. For the three months ended March 31, 2017, Merger related costs were approximately $0.7 million.

(2)
For AFFO purposes, we add back unrealized loss (gain). For the three months ended March 31, 2018, loss on derivative instruments were $2.9 million, which were comprised of unrealized loss of $2.6 million and realized loss of $0.3 million. For the three months ended March 31, 2017, loss on derivative instruments were $0.5 million, which were comprised of unrealized loss of $1.8 million, partially offset by realized gain of $1.3 million.

Dividends
We pay dividends our Common Stock on the 15th day of each month in an amount equal to $0.1775 per share to common stockholders of record as of close of business on the 8th day of such month. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare dividends at this rate.
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
During the three months ended March 31, 2018, the Company paid total dividends of $38.4 million, inclusive of dividends paid to holders of Common Stock of $35.8 million, dividends paid to holders of Series A Preferred Stock of $2.5 million and distributions paid to holders of OP Units and LTIP Units of $0.2 million. Cash used to pay dividends was generated from cash flows from operations and cash available on hand, which generally comprised proceeds from borrowings and issuances of Common Stock and Series A Preferred Stock during 2017. The following table shows the sources for the payment of dividends to holders of Common Stock and Series A Preferred Stock for the period indicated:

	Three Months Ended March 31, 2018

(In thousands)		Percentage of Dividends
Dividends:
Dividends paid to holders of Common Stock	$35,833
Dividends paid to holders of Series A Preferred Stock	2,451
Other	158
Total dividends	$38,442

Source of dividend coverage:
Cash flows provided by operations	$40,677
Dividends paid to holders of Series A Preferred Stock	(2,451)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	38,226	99.4%
Available cash on hand	216	0.6%
Total sources of dividend coverage	$38,442	100.0%

Cash flows provided by operations (GAAP basis) (1)	$40,677

Net income attributable to stockholders (in accordance with GAAP)	$2,361
______________________________

(1)	Cash flows provided by operations for the quarter ended March 31, 2018 reflect acquisition and transaction related expenses of $1.3 million.
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

We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We use foreign currency derivatives including foreign currency put options, foreign currency forward contracts and cross-currency swap agreements to manage our exposure to fluctuations in foreign currency exchange rates, such as the GBP-USD and EUR-USD exchange rates (see Note 7 — Derivatives and Hedging Activities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
Contractual Obligations
There were no material changes in the Company's contractual obligations at March 31, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Inflation
We may be adversely impacted by inflation on any leases that do not contain index-linked escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
See Note 10 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under noncancellable operating ground leases (see Note 9 — Commitments and Contingencies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations for details).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Service Provider Complaint
On January 25, 2018, the Service Provider filed a complaint against us, the Property Manager, the Special Limited Partner, the OP, the Advisor, which we refer to collectively as the GNL Defendants, AR Capital Global Holdings, LLC, and AR Global which we refer to as the AR Global Defendants, in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Service Provider by us on January 15, 2018, terminating the Service Provider Agreement, as well as two other letters sent terminating other agreements with the Service Provider (collectively, the “Termination Letters”), were a pretext to enable the AR Global Defendants to seize the Service Provider's business with us. The complaint further alleges breach of contract against the GNL Defendants, and tortious interference against the AR Global Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the GNL Defendants from terminating the Service Provider Agreement based on the Termination Letters, and (iii) judgment declaring the Termination Letters to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Service Provider’s request for a preliminary injunction preventing defendants from terminating the Service Provider’s contracts based on the Termination Letters, (ii) dismissing the Service Provider’s claim for a declaratory judgment that the termination notices are void and of no force and effect, and (iii) allowing the Service Provider’s remaining claims to proceed. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these risk factors, except for the items described below.
Dividends paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future dividends with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations were $40.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we paid dividends of $2.5 million to holders of our Series A Preferred Stock with respect to the three months ended December 31, 2017 using cash flows provided by operations. During the three months ended March 31, 2018, we paid dividends of $35.8 million to holders of our Common Stock, inclusive of $0.2 million of distributions paid to holders of LTIP Units, of which $38.2 million, or 99.4%, was funded from cash flows provided by operations, $0.2 million, or 0.6%, was funded from available cash on hand, consisting of proceeds from borrowings and issuances of Common Stock and Series A Preferred Stock.
We cannot guarantee that we will be able to pay dividends with respect to the Series A Preferred Stock, Common Stock, or any or other classes or series of preferred stock we may issue in a future offering, on a regular basis in the future. Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. In addition, pursuant to the Credit Facility, we may not pay distributions, including cash dividends payable with respect to Series A Preferred Stock, Common Stock, or any or other classes or series of preferred stock we may issue in a future offering , or redeem or otherwise repurchase shares of our capital stock, Series A Preferred Stock, Common Stock, or any or other classes or series of preferred stock we may issue in a future offering, in an aggregate amount exceeding 95% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO as discussed and analyzed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. The agreements governing our future debt instruments may also include restrictions on our ability to pay dividends. If we do not generate sufficient cash flows from our operations to fund dividends with respect to the Series A Preferred Stock or our Common Stock, we may have to reduce or suspend dividend payments, or pay dividends from other sources, such as from borrowings and the sale of additional securities. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.

Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Funding dividends with the sale of assets, or using the proceeds from issuance of our Common Stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets, will likewise reduce the amount available to invest.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or any of our directors or officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors or officers or other employees, which may discourage lawsuits against us and our directors or officers or other employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

Global Net Lease, Inc.
By:	/s/ James L. Nelson
James L. Nelson
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Christopher J. Masterson
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)
Equity Distribution Agreement, dated March 23, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Ladenburg Thalmann & Co., BMO Capital Markets Corp. and B. Riley FBR, Inc.

3.1 (2)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (1)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
10.1 (2)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.2 (1)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.
(2) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.