Form 10-Q
period 2018-06-30
Global Net Lease, Inc.
filed 2018-08-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2018, the registrant had 67,306,615 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost (Note 3):
Land	$408,178	$402,318
Buildings, fixtures and improvements	2,219,486	2,138,405
Construction in progress	2,970	2,328
Acquired intangible lease assets	642,472	629,626
Total real estate investments, at cost	3,273,106	3,172,677
Less accumulated depreciation and amortization	(391,269)	(339,931)
Total real estate investments, net	2,881,837	2,832,746
Cash and cash equivalents	93,326	102,425
Restricted cash	2,873	5,302
Derivative assets, at fair value (Note 7)	7,568	2,176
Unbilled straight-line rent	45,027	42,739
Prepaid expenses and other assets	51,156	22,617
Due from related parties	16	16
Deferred tax assets	1,006	1,029
Goodwill and other intangible assets, net	22,443	22,771
Deferred financing costs, net	5,833	6,774
Total Assets	$3,111,085	$3,038,595

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$975,929	$984,876
Revolving credit facilities (Note 5)	458,880	298,909
Term loan, net (Note 5)	224,510	229,905
Acquired intangible lease liabilities, net	32,787	31,388
Derivative liabilities, at fair value (Note 7)	5,976	15,791
Due to related parties	779	829
Accounts payable and accrued expenses	27,152	23,227
Prepaid rent	16,690	18,535
Deferred tax liability	15,511	15,861
Taxes payable	1,933	2,475
Dividends payable	2,341	2,556
Total Liabilities	1,762,488	1,624,352
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Note 8):
7.25% Series A cumulative redeemable preferred shares, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 and 5,409,650 authorized, 5,413,665 and 5,409,650 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	54	54
Common Stock, $0.01 par value, 100,000,000 shares authorized, 67,306,615 and 67,287,231 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,003	2,003
Additional paid-in capital	1,859,990	1,860,058
Accumulated other comprehensive income	19,116	19,447
Accumulated deficit	(532,566)	(468,396)
Total Stockholders' Equity	1,348,597	1,413,166
Non-controlling interest	—	1,077
Total Equity	1,348,597	1,414,243
Total Liabilities and Equity	$3,111,085	$3,038,595
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$65,562	$60,214	$129,354	$118,706
Operating expense reimbursements	5,409	4,772	9,703	9,117
Total revenues	70,971	64,986	139,057	127,823

Expenses (income):
Property operating	8,211	7,570	15,681	14,806
Fire (recovery) loss	(1)	500	(80)	500
Operating fees to related parties	7,138	5,713	13,969	11,443
Acquisition and transaction related	2,399	443	3,724	1,139
General and administrative	2,556	2,053	4,607	3,823
Equity-based compensation	(23)	(2,235)	(855)	(2,219)
Depreciation and amortization	29,813	27,497	59,309	54,611
Total expenses	50,093	41,541	96,355	84,103
Operating income	20,878	23,445	42,702	43,720
Other income (expense):
Interest expense	(14,415)	(11,634)	(27,390)	(23,165)
(Loss) gain on dispositions of real estate investments	(3,818)	(143)	(3,818)	814
Gain (loss) on derivative instruments	6,333	(2,990)	3,398	(3,460)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	(47)	(2,971)	(90)	(3,853)
Other income	12	3	23	10
Total other expense, net	(11,935)	(17,735)	(27,877)	(29,654)
Net income before income tax	8,943	5,710	14,825	14,066
Income tax expense	(1,200)	(510)	(2,270)	(1,416)
Net income	7,743	5,200	12,555	12,650
Net income attributable to non-controlling interest	—	—	—	(21)
Preferred Stock dividends	(2,455)	—	(4,906)	—
Net income attributable to common stockholders	$5,288	$5,200	$7,649	$12,629

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.08	$0.08	$0.11	$0.18
Weighted average shares outstanding:
Basic and Diluted	67,292,021	66,652,221	67,289,639	66,461,663
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,743	$5,200	$12,555	$12,650

Other comprehensive income
Cumulative translation adjustment	(16,878)	9,097	(6,078)	10,800
Designated derivatives, fair value adjustments	1,401	1,618	5,747	3,229
Other comprehensive income	(15,477)	10,715	(331)	14,029

Comprehensive (loss) income	(7,734)	15,915	12,224	26,679
Amounts attributable to non-controlling interest
Net income	—	—	—	(21)
Cumulative translation adjustment	—	(14)	—	(15)
Designated derivatives, fair value adjustments	—	(2)	—	(8)
Comprehensive income attributable to non-controlling interest	—	(16)	—	(44)

Preferred Stock dividends	(2,455)	—	(4,906)	—

Comprehensive (loss) income attributable to common stockholders	$(10,189)	$15,899	$7,318	$26,635
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Common Stock issuance costs	—	—	19,384	—	(72)	—	—	(72)	—	(72)
Issuance of Preferred Stock, net	4,015	—	—	—	(219)	—	—	(219)	—	(219)
Common Stock dividends declared	—	—	—	—	—	—	(71,661)	(71,661)	—	(71,661)
Preferred Stock dividends declared	—	—	—	—	—	—	(4,906)	(4,906)	—	(4,906)
Equity-based compensation	—	—	—	—	223	—	—	223	(1,077)	(854)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(158)	(158)	—	(158)
Net Income	—	—	—	—	—	—	12,555	12,555	—	12,555
Cumulative translation adjustment	—	—	—	—	—	(6,078)	—	(6,078)	—	(6,078)
Designated derivatives, fair value adjustments	—	—	—	—	—	5,747	—	5,747	—	5,747
Balance, June 30, 2018	5,413,665	$54	67,306,615	$2,003	$1,859,990	$19,116	$(532,566)	$1,348,597	$—	$1,348,597
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,555	$12,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,892	28,970
Amortization of intangibles	27,416	25,641
Amortization of deferred financing costs	2,400	1,823
Amortization of mortgage discounts and premiums, net	530	287
Amortization of mezzanine discount	—	17
Amortization of below-market lease liabilities	(1,807)	(1,644)
Amortization of above-market lease assets	2,371	2,089
Amortization of above- and below- market ground lease assets	488	463
Bad debt expense	104	593
Unbilled straight-line rent	(3,336)	(6,917)
Equity-based compensation	(855)	(2,219)
Unrealized (gain) loss on foreign currency transactions, derivatives, and other	(3,706)	4,903
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	90	3,853
Gain on disposition of real estate investments	3,818	(814)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(7,358)	(2,616)
Deferred tax assets	23	(67)
Accounts payable and accrued expenses	7,800	99
Prepaid rent	(1,845)	2,435
Deferred tax liability	(350)	1,063
Taxes payable	(542)	(1,693)
Net cash provided by operating activities	69,688	68,916
Cash flows from investing activities:
Investment in real estate and real estate related assets	(161,786)	(30,290)
Deposits for real estate acquisitions	(24,551)	—
Capital expenditures	(546)	(541)
Proceeds from dispositions of real estate investments	19,376	12,440
Payments for settlement of derivatives	(561)	—
Net cash used in investing activities	(168,068)	(18,391)
Cash flows from financing activities:
Borrowings under revolving credit facilities	192,000	75,335
Repayments on revolving credit facilities	(30,000)	(5,050)
Repayment of mezzanine facility	—	(56,537)
Proceeds from mortgage notes payable	32,750	—
Payments on mortgage notes payable	(25,362)	(21,758)
Issuance of common stock, net	(72)	18,333
Issuance of preferred stock, net	(219)	—
Payments of financing costs	—	(967)
Dividends paid on Common Stock	(71,661)	(70,759)
Dividends paid on Preferred Stock	(4,906)	—
Distributions to non-controlling interest holders	(158)	(415)
Advances/acquired related party receivable (Note 10)	—	3,853
Net cash provided by (used in) financing activities	92,372	(57,965)
Net change in cash, cash equivalents and restricted cash	(6,008)	(7,440)
Effect of exchange rate changes on cash	(5,520)	2,662
Cash, cash equivalents and restricted cash, beginning of period	107,727	77,328
Cash, cash equivalents and restricted cash, end of period	$96,199	$72,550

Cash and cash equivalents, end of period	$93,326	$67,411
Restricted cash, end of period	2,873	5,139
Cash, cash equivalents and restricted cash, end of period	$96,199	$72,550

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$24,981	$20,741
Cash paid for income taxes	2,812	3,109

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), which incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company was sponsored by an affiliate of AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). Affiliates of AR Global provide asset management services to the Company pursuant to advisory agreements.
As of June 30, 2018, the Company owned 333 properties consisting of 25.0 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2018, 51.4% of the Company's properties are located in the U.S. and 48.6% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2018, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of the Company's business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The Company's properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, and the Property Manager are under common control with AR Global. These related parties receive compensation and fees for various services provided to the Company.
Following the termination of Moor Park Capital Partners LLP (the "Former Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of the Company’s European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight and pursuant to a service provider agreement (the “Service Provider Agreement”), certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Service Provider. See Note 9 - Commitments and Contingencies for further details.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2018. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2018, other than those relating to new accounting pronouncements (see "Recently Issued Accounting Pronouncements" section below).
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
Critical Accounting Policies

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017 were asset acquisitions.
Purchase Accounting and Acquisition of Real Estate
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Company's merger (the "Merger"), which closed in December 2016, with American Realty Capital Global Trust II, Inc. ("Global II"), which was sponsored and advised by affiliates of AR Global, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of June 30, 2018.
Revenue Recognition

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company has been organized and operated in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income.
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
June 30, 2018
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
June 30, 2018
(Unaudited)

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
Pending Adoption as of June 30, 2018:
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
ASU 2016-02, Leases (Topic 842) ("ASC 842") originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, in July 2018 ("ASU 2018-11"), which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASC 842 originally required a modified retrospective method of adoption, however, ASU 2018-11 indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
The Company is a lessee for some properties in which it has ground leases as of December 31, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company expects this amendment to impact the award made to the Advisor pursuant to the new multi-year outperformance agreement entered into with the Advisor in July 2018 (the "2018 OPP," see Note 14 — Subsequent Events for details) and is currently evaluating the impact of this new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 3 — Real Estate Investments, Net
Property Acquisitions
As of June 30, 2018, included in other assets is $24.6 million in deposits on acquisitions for two properties with an aggregate acquisition price of $146.2 million. The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2018 and 2017, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost:
Land	$18,816	$5,443
Buildings, fixtures and improvements	122,796	22,131
Total tangible assets	141,612	27,574
Acquired intangible lease assets:
In-place leases	24,669	4,003
Above-market lease assets	—	47
Below-market lease liabilities	(4,495)	(1,334)
Cash paid for acquired real estate investments	$161,786	$30,290
Number of properties purchased	13	3
Acquired Intangible Lease Assets
We allocate a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and six months ended June 30, 2018, we did not record any impairment charges for the intangible assets associated with our real estate investments.
Dispositions
As of June 30, 2018 and December 31, 2017, the Company did not have any properties that were classified as assets held for sale. The Company sold one real estate asset during the three and six months ended June 30, 2018 located in San Jose, California for a total contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million, which is reflected in loss on dispositions of real estate investments in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018.
During the six months ended June 30, 2017, the Company sold its property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million, resulting in net proceeds of $12.4 million and a gain of $0.4 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the six months ended June 30, 2017. Also included in gains on dispositions of real estate investments is approximately $0.6 million reduction in the Gain Fee payable to the Advisor as a result of reinvestments during the six months ended June 30, 2017 (see Note 10 — Related Party Transactions for details) and a $0.1 million reduction to gain on disposition associated with a property sold in 2016 related to post-closing settlement for deferred rent.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of June 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2018 (remainder)	$127,817
2019	258,324
2020	261,743
2021	262,429
2022	253,036
2023	228,931
Thereafter	716,143
$2,108,423
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.17 for EUR as of June 30, 2018 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2018 and December 31, 2017.
The following table lists the country where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2018 and December 31, 2017.

Country, State or Territory	June 30, 2018	December 31, 2017
United Kingdom	21.0%	22.1%
United States	51.4%	48.9%
___________________________________________

*
Annualized rental income on a straight-line basis was not 10% or greater of total annualized rental income as of the period specified. There is no State in the United States that exceeded the 10.0% threshold.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2018 and December 31, 2017 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2018	December 31, 2017				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$33,181	$34,022	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	33,853	34,711	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan	1	9,697	9,943	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,777	6,948	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	41,944	43,006	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,842	5,990	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	11,099	11,381	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	12,268	12,578	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	12,385	12,698	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,258	5,391	2.4%		Fixed	Jan. 2019
	RWE AG	3	73,023	74,872	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,999	6,301	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	30,962	31,746	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I	1	4,673	4,792	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg	1	42,061	43,126	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam	1	51,408	52,710	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	380,430	390,215

United Kingdom:	McDonald's	—	—	1,025	—%	(2)	Fixed	Feb. 2018
	Wickes Building Supplies I	—	—	2,226	—%	(2)	Fixed	May 2018
	Everything Everywhere	—	—	5,397	—%	(2)	Fixed	Jun. 2018
	Thames Water	1	7,924	8,096	4.1%	(2)	Fixed	Jul. 2018
	Wickes Building Supplies II	1	2,509	2,626	4.2%	(2)	Fixed	Jul. 2018
	Northern Rock	2	6,934	7,084	4.4%	(2)	Fixed	Sep. 2018
	Wickes Building Supplies III	1	2,179	2,564	4.3%	(2)	Fixed	Nov. 2018
	Provident Financial	1	16,839	17,203	4.1%	(2)	Fixed	Feb. 2019
	Crown Crest	1	25,424	25,973	4.2%	(2)	Fixed	Feb. 2019
	Aviva	1	20,736	21,183	3.8%	(2)	Fixed	Mar. 2019
	Bradford & Bingley	1	9,985	10,200	3.5%	(2)	Fixed	May 2020
	Intier Automotive Interiors	1	6,241	6,375	3.5%	(2)	Fixed	May 2020
	Capgemini	1	6,247	6,381	3.2%	(2)	Fixed	Jun. 2020
	Fujitsu	3	32,728	33,435	3.2%	(2)	Fixed	Jun. 2020
	Amcor Packaging	7	4,129	4,218	3.5%	(2)	Fixed	Jul. 2020
	Fife Council	1	2,422	2,474	3.5%	(2)	Fixed	Jul. 2020
	Malthrust	3	4,226	4,318	3.5%	(2)	Fixed	Jul. 2020
	Talk Talk	1	5,052	5,161	3.5%	(2)	Fixed	Jul. 2020
	HBOS	3	7,119	7,272	3.5%	(2)	Fixed	Jul. 2020
	DFS Trading	5	13,391	13,680	3.4%	(2)	Fixed	Oct. 2019
	DFS Trading	2	3,135	3,203	3.4%	(2)	Fixed	Oct. 2019
	HP Enterprise Services	1	12,266	12,531	3.4%	(2)	Fixed	Oct. 2019

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2018	December 31, 2017				Maturity
	Foster Wheeler	1	51,905	53,026	2.6%	(2)	Fixed	Oct. 2018
	Harper Collins	1	37,080	37,880	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee	1	7,449	7,610	2.9%	(2)	Fixed	Apr. 2020
	Total GBP denominated	40	285,920	301,141

United States:	Quest Diagnostics	1	52,800	52,800	2.8%	(3)	Variable	Sep. 2018
	Western Digital	—	—	17,363	—%	(4)	Fixed	Jul. 2021
	AT&T Services	1	33,550	33,550	2.9%	(5)	Variable	Dec. 2020
	FedEx Freight	1	6,165	6,165	4.5%		Fixed	Jun. 2021
	Veolia Water	1	4,110	4,110	4.5%		Fixed	Jun. 2021
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	—	4.4%		Fixed	Feb. 2028
	Total USD denominated	24	316,375	300,988
	Gross mortgage notes payable	86	982,725	992,344	3.1%
	Mortgage discount	—	(1,373)	(1,927)	—
	Deferred financing costs, net of accumulated amortization	—	(5,423)	(5,541)	—
	Mortgage notes payable, net	86	$975,929	$984,876	3.1%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the periods presented.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	The interest rate is 2.0% plus 1-month LIBOR.

(4)	The debt prepayment costs associated with the sale of Western Digital were $1.3 million.

(5)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement.
The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2018:

(In thousands)	Future Principal Payments (1)
2018 (remainder)	$124,251
2019	286,124
2020	325,384
2021	27,216
2022	—
2023	—
Thereafter	219,750
Total	$982,725
_________________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.17 for EUR as of June 30, 2018 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2018, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
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
June 30, 2018
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
Note 5 — Credit Facilities
The table below details the outstanding balances as of June 30, 2018 and December 31, 2017 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, that provides for a $500.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €194.6 million ($225.0 million U.S. Dollar ("USD") equivalent at closing) senior unsecured term loan facility (the “Term Facility” and, together with the Revolving Credit Facility, the “Credit Facility”).

	June 30, 2018				December 31, 2017
(In thousands)	TOTAL USD	USD	GBP	EUR	TOTAL USD	USD	GBP	EUR
Revolving Credit Facilities	$458,880	$371,000	£40,000	€30,000	$298,909	$209,000	£40,000	€30,000

Term Loan	227,406	—	—	194,637	233,165	—	—	194,637
Deferred financing costs	(2,896)	—	—	—	(3,260)	—	—	—
Term Loan, Net	224,510	—	—	194,637	229,905	—	—	194,637
Total Credit Facility(1)	$683,390	$371,000	£40,000	€224,637	$528,814	$209,000	£40,000	€224,637

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.17 for EUR as of June 30, 2018 for illustrative purposes, as applicable.
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
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Facility. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of June 30, 2018, the Credit Facility had a weighted-average effective interest rate of 3.1% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of June 30, 2018, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility. On July 2, 2018, upon the Company's request, the lenders under the Credit Facility increased the aggregate total commitments (see Note 14 - Subsequent Events for additional information). Any future borrowings may, at the option of the Company, be denominated in USD, EUR,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2018
Cross currency swaps, net (GBP & EUR)	$—	$333	$—	$333
Foreign currency forwards, net (GBP & EUR)	$—	$1,598	$—	$1,598
Interest rate swaps, net (GBP & EUR)	$—	$(402)	$—	$(402)
Put options (GBP & EUR)	$—	$63	$—	$63
Multi-year outperformance agreement (see Note 12)	$—	$—	$—	$—
December 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(4,511)	$—	$(4,511)
Foreign currency forwards, net (GBP & EUR)	$—	$(2,737)	$—	$(2,737)
Interest rate swaps, net (GBP & EUR)	$—	$(6,450)	$—	$(6,450)
Put options (GBP & EUR)	$—	$63	$—	$63
Multi-year outperformance agreement (see Note 12)	$—	$—	$(1,600)	$(1,600)
The valuation of the Company's multi-year outperformance agreement entered into with the Advisor in June 2015 (as amended, the "2015 OPP") was determined using a Monte Carlo simulation. See Note 12 — Share Based Compensation for more information about the 2015 OPP. This analysis reflects the contractual terms of the 2015 OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that the 2015 OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy. The 2015 OPP was replaced by the 2018 OPP, which was effective as of June 2, 2018. See Note 14 — Subsequent Events for more information about the 2018 OPP.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2018:

(In thousands)	OPP
Beginning Balance as of December 31, 2017	$1,600
Fair value adjustment	(1,600)
Ending balance as of June 30, 2018	$—
The following table provides quantitative information about the significant Level 3 input used:

Financial Instrument	Fair Value at June 30, 2018	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
2015 OPP	$—	Monte Carlo Simulation	Expected volatility	20.0%
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

		June 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2) (3)	3	$982,725	$979,642	$988,490	$963,751
Revolving Credit Facility (4)	3	$458,880	$461,143	$298,909	$297,890
Term Facility (4)	3	$224,510	$228,406	$229,905	$233,916
__________________________________________________________

(1)	Carrying value includes $1.0 billion gross mortgage notes payable and $1.4 million mortgage discounts, net as of June 30, 2018.

(2)	Carrying value includes $1.0 billion gross mortgage notes payable and $1.9 million mortgage discounts, net as of December 31, 2017.

(3)	Mortgage notes payable are presented net of deferred financing costs of $5.4 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively.

(4)	Both facilities are part of the Credit Facility (see Note 5 — Credit Facilities for more information).
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
June 30, 2018
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	$—	$(304)
Cross currency swaps (EUR)	Derivative liabilities, at fair value	—	(3,328)
Cross currency swaps (GBP)	Derivative assets, at fair value	333	—
Cross currency swaps (GBP)	Derivative liabilities, at fair value	—	(1,183)
Interest rate swaps (USD)	Derivative assets, at fair value	5,405	2,093
Interest rate swaps (GBP)	Derivative assets, at fair value	2	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(2,023)	(3,713)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,045)	(2,446)
Total		$1,672	$(8,881)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,066	$20
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(123)	(1,175)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	699	—
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(44)	(1,258)
Put options (EUR)	Derivative assets, at fair value	63	63
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,741)	(2,384)
Total		$(80)	$(4,734)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and six months ended June 30, 2018, the Company recorded losses of approximately $45,822 and $89,235 of ineffectiveness in earnings, respectively. During the three and six months ended June 30, 2017, the Company recorded gains of approximately $30,000 and $0.1 million of ineffectiveness in earnings, respectively. Additionally, during the six months ended June 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of $22,691.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.4 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	June 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	17	$285,920	19	$301,155
Interest rate swaps (EUR)	13	216,702	13	222,190
Interest rate swaps (USD)	3	150,000	3	150,000
Total	33	$652,622	35	$673,345
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
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company novated an interest rate swap with a notional amount of €224.0 million. Subsequent to the novation, the swap no longer qualified for hedge accounting. The interest swap liability of $0.7 million at that date will remain in AOCI and be recorded as an adjustment to interest expense over the term of the related LIBOR borrowings. Subsequent changes in the value of the swap will be reflected in earnings.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$7,076	$(6,631)	$6,646	$(8,614)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,039)	$(1,581)	$(2,344)	$(3,053)
Amount of (loss) gain recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(46)	$30	$(112)	$66
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
As of June 30, 2018 and December 31, 2017, the Company had the following outstanding foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	June 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	—	$—	3	$43,222
Cross currency swaps (GBP-USD)	1	64,881	1	66,282
Foreign currency forwards (EUR-USD)	—	—	1	12,099
Total	1	$64,881	5	$121,603
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
As of June 30, 2018, total foreign currency advances under the Credit Facility were approximately $315.3 million, which reflects advances of £40 million ($52.8 million based upon an exchange rate of £1.00 to $1.32, as of June 30, 2018) and advances of €224.6 million ($262.5 million based upon an exchange rate of €1.00 to $1.17, as of June 30, 2018).
The Company designates its net investment hedge position on the first day of each quarterly period. The table below presents the currency draws designated as net investment hedges and the related net investments in real estate designated in foreign currency.

	April 1, 2018
(In thousands)	GBP	EUR
Currency draws (1)	£40,000	€224,637
Net Investments in Real Estate Denominated in Foreign Currency (2)	£104,837	€358,768
(1) $52.8 million and $262.5 million, respectively, based on the aforementioned exchange rates as of June 30, 2018.
(2) $138.5 million and $419.2 million, respectively, based on the aforementioned exchange rates as of June 30, 2018.
The Company records adjustments to earnings for currency impact related to undesignated excess positions, if any. There were no undesignated excess positions as of April 1, 2018. The Company recorded losses of $3.0 million and $3.9 million for the three and six months ended June 30, 2017 due to currency changes on the undesignated excess, as of April 1, 2017, of the foreign currency advances over the related net investments.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company's EUR investments. The termination payment amount will remain in AOCI until the hedge item is liquidated.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $6.3 million and $3.4 million on the non-designated hedges for the three and six months ended June 30, 2018, respectively. The Company recorded losses of $3.0 million and $3.5 million on the non-designated hedges for the three and six months ended June 30, 2017, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	38	$41,000	24	$32,116
Foreign currency forwards (EUR-USD)	37	41,356	22	35,712
Interest rate swaps (EUR)	6	403,718	6	414,093
Interest rate floors (GBP)	1	37,080	—	—
Options (GBP-USD)	—	—	1	675
Options (EUR-USD)	2	5,000	5	9,250
Total	84	$528,154	58	$491,846
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2018	$7,568	$—	$—	$7,568	$(167)	$—	$7,401
June 30, 2018	$—	$(5,976)	$—	$(5,976)	$167	$—	$(5,809)
December 31, 2017	$2,176	$(15,791)	$—	$(13,615)	$—	$—	$(13,615)
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
As of June 30, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.9 million. As of June 30, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 8 — Stockholders' Equity
Common Stock
As of June 30, 2018 and December 31, 2017, the Company had 67.3 million shares of Common Stock outstanding, respectively, excluding unvested restricted shares of Common Stock ("restricted shares") and long-term incentive plan units in the OP ("LTIP Units") issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. The Company previously had limited partnership units in the OP ("OP Units") which were issued to limited partners other than the Company. During the second quarter of 2017, all remaining OP Units, which totaled 181,841, were converted into Common Stock. On February 28, 2017, the Company completed a reverse stock split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3, the impact of which was already reflected in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018.
Equity Distribution Agreement - Common Stock
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). During the six months ended June 30, 2018, the Company did not sell any shares of Common Stock through the ATM Program.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 and 5,409,650 as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), as of June 30, 2018 and December 31, 2017, respectively. The Company had 5,413,665 and 5,409,650 shares of Series A Preferred Stock issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively.
Equity Distribution Agreement - Series A Preferred Stock
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended June 30, 2018, the Company sold 2,339 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $58,668, after commissions paid of $880 and additional issuance costs of $24,819. During the six months ended June 30, 2018, the Company sold an 4,015 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $0.1 million, after commissions paid of $1,509 and additional issuance costs of $0.3 million.
Monthly Dividends
The Company generally pays dividends on Common Stock on the 15th day of each month in an amount equal to $0.1775 per share to stockholders of record as of close of business on, commencing with dividend payable in July 2018, the 13th day of such month. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends.
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
June 30, 2018
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

(In thousands)	Future Ground Lease Payments
2018 (remainder)	$700
2019	1,399
2020	1,399
2021	1,399
2022	1,399
2023	1,399
Thereafter	41,362
Total	$49,057
The Company incurred rent expense on ground leases of $0.3 million and $0.7 million during the three and six months ended June 30, 2018, respectively. The Company incurred rent expense on ground leases of $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Service Provider filed a complaint against (i) GNL and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Service Provider by the Company on January 15, 2018, terminating the Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Service Provider's business. The complaint alleges breach of contract against GNL, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Service Provider’s request for a preliminary injunction preventing defendants from terminating the Service Provider, (ii) dismissing the Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Service Provider’s remaining claims to proceed.  On April 16, 2018, the defendants filed answers and counterclaims against the Service Provider alleging damages resulting from the Service Provider’s underperformance of its duties, as well as damages related to the Service Provider’s retention of approximately $91,000 in pre-paid fees for the post-termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery. During the three and six months ended June 30, 2018, the Company incurred $0.9 million and $1.4 million, respectively, of litigation costs relating to the matter which are included in acquisition and transaction related costs in our Consolidated Statement of Operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 10 — Related Party Transactions
As of June 30, 2018 and December 31, 2017, AR Global and its affiliates and a subsidiary of the Service Provider owned, in the aggregate, 35,900 and 39,904 shares of outstanding Common Stock, respectively. The Advisor, the Service Provider, and their affiliates may incur costs and fees on behalf of the Company. The Company had no receivables from related parties and $0.8 million of payables to their affiliates, as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. The Advisor, the Service Provider, the Special Limited Partner and individual investors all previously held OP Units, however on April 1, 2017, the remaining 181,841 OP Units which were held by individual members and employees of AR Global, were converted into Common Stock. There were no OP Units held by anyone other than the Company outstanding as of June 30, 2018 and December 31, 2017. The OP made cash distributions to partners other than the Company of $0.1 million during the six months ended June 30, 2017.
In addition, in connection with the OPP, the Company paid $0.1 million and $0.3 million in distributions related to LTIP Units during the three and six months ended June 30, 2018, respectively, which are included in accumulated deficit in the consolidated statement of changes in equity. As of June 30, 2018 and December 31, 2017, the Company had no unpaid distributions relating to LTIP Units.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's initial public offering, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name of Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
June 30, 2018
(Unaudited)

The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, and (p) consolidated and unconsolidated partnerships and joint ventures, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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
Property Management Fees
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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017		(Receivable) Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2018		December 31, 2017
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	—	$—	$—	$49	(2)	$49	(2)
Ongoing fees (5):
Asset management fees (1)	5,658	—	5,207	—	11,315	—	10,397	—	—		240	(2)
Property management fees	1,132	—	1,126	620	2,303	—	2,223	1,177	—	(2) (3)	59	(2) (3)
Total related party operational fees and reimbursements	$6,790	$—	$6,333	$620	$13,618	$—	$12,620	$1,177	$49		$348	(4)
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee for the three and six months ended June 30, 2018, and, the Variable Base Management Fee of $1.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively. The Variable Base Management Fee was $0.7 million and $1.4 million for the three and six months ended June 30, 2017, respectively. No Incentive Compensation was earned for the three and six months ended June 30, 2018 and 2017.

(2)	Balance included within due to related parties on the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(3)
Prepaid property management fees of zero and $0.2 million as of June 30, 2018 and December 31, 2017 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheets.

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

Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Service Provider prior to its termination and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2018 and 2017.
In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2018 and 2017, there were no property operating and general administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. During the six months ended June 30, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in the Gain Fee due to the Advisor of $0.6 million. As of June 30, 2018 and December 31, 2017, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the three and six months ended June 30, 2018.
Acquired Related Party Receivable
On December 16, 2016, Global II entered into a letter agreement (the “Letter Agreement”) with American Realty Capital Global II Advisors, LLC (“Global II Advisor”), and AR Global, the parent of the Global II Advisor, pursuant to which the Global

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Class B Units of limited partnership interest of Global II’s OP ("Global II Class B Units"), previously issued to the Global II Advisor for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight-month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted-average price of each share of Common Stock on the date of the Merger.
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million is payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the Company in the Merger. During the six months ended June 30, 2017, the Company received $3.9 million in payments with respect to the excess organization and offering costs incurred by Global II. As of December 31, 2017, the Company had received the full amount of payments with respect to the excess organization and offering costs incurred by Global II.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of Common Stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share of Common Stock on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2018 and December 31, 2017, no stock options were issued under the Plan.
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
June 30, 2018
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
The following table reflects the amount of RSUs outstanding as of June 30, 2018:

	Number RSUs	Weighted-Average Issue Price
Unvested, December 31, 2017	49,112	$24.29
Vested	(19,384)	24.43
Granted	17,039	18.34
Forfeitures	—	—
Unvested, June 30, 2018	46,767	22.05
The fair value of the RSUs granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.2 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Compensation expense related to RSUs was $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of June 30, 2018, the Company had $1.0 million unrecognized compensation costs related to unvested RSUs awards granted under the RSP. The cost is expected to be recognized over a weighted-average period of 2.2 years.
Multi-Year Outperformance Agreement
In connection with the listing of Common Stock on the New York Stock Exchange, on June 2, 2015, the Company entered into the 2015 OPP with the OP and the Advisor. Under the 2015 OPP, the Advisor was issued 3,013,933 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). Because no performance goals under the 2015 OPP were achieved, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP, effective as of June 2, 2018. On July 19, 2018, the Company and the OP entered into the 2018 OPP with the Advisor, pursuant to which the Advisor was issued 2,554,930 LTIP Units, effective as of June 2, 2018. See Note 14 - Subsequent Events for additional information.
Under the 2015 OPP, the Advisor was eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of June 2, 2015, based on the Company’s achievement of certain levels of absolute TSR and the amount by which the Company’s absolute TSR exceeded the average TSR of a peer group for the three-year performance period commencing on June 2, 2015 (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period was based on a formula less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period was based on a formula less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that were unearned at the end of the Three-Year Period were to be forfeited.
One third of any earned LTIP Units were to vest, subject to the Advisor’s continued service through each vesting date, on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units would have been converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The 2015 OPP provided for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor was terminated or in the event the Company incurred a change in control, in either case prior to the end of the Three-Year Period. As of June 2, 2017 (end of the Two-Year Period), June 2, 2016 (end of the first One-Year Period) and June 2, 2018 (end of the Three-Year Period), no LTIP units were earned by the Advisor under the terms of the 2015 OPP. Accordingly, all LTIP Units that had been issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP as of the end of the Three-Year Period.
The Company records equity-based compensation expense associated with the awards over the requisite service period on a graded vesting basis. Under the 2015 OPP, equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. The Company recorded income related to the 2015 OPP of $0.1 million, and $1.1 million for the three and six months ended June 30, 2018, respectively, and income related to the 2015 OPP of $2.2 million and $2.6 million for the three and six months ended June 30, 2017, respectively. There was no cumulative expense related to the 2015 OPP recognized as of June 30, 2018.
One third of any earned LTIP Units, subject to the Advisor’s continued service through each vesting date, was to vest on each of the third, fourth and fifth anniversaries of the Effective Date. The 2015 OPP provided for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor had been terminated by the Company, or in the event the Company incurred a change in control, in either case prior to the end of the Three-Year Period.
The rights of the Advisor as the holder of the LTIP Units (whether issued pursuant to the 2015 OPP or the 2018 OPP) are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.2 million and $0.2 million in distributions related to LTIP Units during the six months ended June 30, 2018 and 2017, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereof.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended June 30, 2018 and 2017.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income attributable to common stockholders	$5,288	$5,200	$7,649	$12,629
Adjustments to net income attributable to common stockholders for common share equivalents (1)	(26)	(185)	(210)	(370)
Adjusted net income attributable to common stockholders	$5,262	$5,015	$7,439	$12,259

Basic and diluted net income per share attributable to common stockholders	$0.08	$0.08	$0.11	$0.18
Weighted average shares outstanding:
Basic and Diluted	67,292,021	66,652,221	67,289,639	66,461,663
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
Diluted net income (loss) per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. For the three and six months ended June 30, 2018 and 2017, the following common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted shares	46,767	35,666	46,767	35,666
OP Units (1)	—	—	—	—
LTIP Units (2)	—	3,013,933	—	3,013,933
Total anti-dilutive common share equivalents	46,767	3,049,599	46,767	3,049,599
____________________________________

(1)	On April 3, 2017, all remaining OP Units were converted into Common Stock.

(2)
Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued under the 2018 OPP as of June 2, 2018 which were therefore outstanding as of June 30, 2018. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Share Based Compensation and Note 14 — Subsequent Events for further information.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Share-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued if the balance sheet date were the end of the measurement period. No common share equivalents related to LTIP Units were included in the computation for the three and six months ended June 30, 2018 and 2017 because no LTIP Units would have been earned (and, therefore, no shares of Common Stock could have been issued with respect to LTIP Units) based on the stock price at June 30, 2018 and 2017.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Credit Facility
On July 2, 2018, upon the Company's request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately $60.2 million allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon the Company's request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. Following these borrowings on July 2, 2018, based on prevailing exchange rates on that date, approximately $401.0 million was outstanding under our Revolving Credit Facility and approximately $286.0 million was outstanding under our Term Loan Facility.
Acquisitions and Dispositions
On July 27, 2018, the Company acquired one property, located in Akron, Ohio, for a purchase price of $21.4 million.
On July 31, 2018, the Company disposed of one property, located in Vandalia, Ohio for a sales price of $5.0 million. Prior to the sale, the Company agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease.
Multi-Year Outperformance Agreement
On July 19, 2018, the Company and the OP, entered into the 2018 OPP with the Advisor. The 2018 OPP was entered into in connection with the conclusion of the performance period under the 2015 OPP since no LTIP Units had been earned under the 2015 OPP as of June 2, 2018 (the “Effective Date”). The Effective Date is also the final date of the performance period under the 2015 OPP. Because no performance goals under the 2015 OPP were achieved, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018. See Note 12 - Share Based Compensation for additional information in the 2015 OPP.
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the Effective Date, the Advisor was issued a total of 2,554,930 LTIP Units (the “Award LTIP Units”) pursuant to the 2018 OPP. The Award LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period (the “Performance Period”) commencing on the Effective Date and ending on the earliest of (i) June 2, 2021, the third anniversary of the Effective Date, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
Half of the Award LTIP Units (the “Absolute TSR LTIP Units”) will be eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the Performance Period as follows:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Performance Level (% of Absolute TSR LTIP Units Earned)		Absolute TSR			Number of Absolute TSR LTIP Units Earned
Below Threshold	—%	Less than	24%		—
Threshold	25%		24%		319,366
Target	50%		30%		638,733
Maximum	100%		36%	or higher	1,277,465
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR LTIP Units earned will be determined using linear interpolation as between those tiers, respectively.
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) will be eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points (bps), whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group consisting of Government Properties Income Trust, Lexington Realty Trust, Select Income REIT and W.P. Carey Inc. as of the Valuation Date as follows:

Performance Level (% of Relative TSR LTIP Units Earned)		Relative TSR Excess			Number of Absolute TSR LTIP Units Earned
Below Threshold	—%	Less than	-600	basis points	—
Threshold	25%		-600	basis points	319,366
Target	50%		—	basis points	638,733
Maximum	100%		+600	basis points	1,277,465
If the relative TSR excess is more than -600 basis points but less than 0 basis points, or more than 0 basis points but less than +600 bps, the percentage of the Relative TSR LTIP Units earned will be determined using linear interpolation as between those tiers, respectively.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor for any reason (i.e., with or without cause), then calculations relating to the number of Award LTIP Units earned pursuant to the 2018 OPP will be performed based on actual performance as of (and including) the effective date of the Change of Control or termination (as applicable) based on the performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
The award of LTIP Units under the 2018 OPP will be administered by the compensation committee of the Company’s board of directors, provided that any of the compensation committee’s powers can be exercised instead by the board if the board so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or OP Units into which they may be converted in accordance with the terms of the agreement of limited partnership of the OP).
LTIP Units earned as of the Valuation Date will also become vested as of the Valuation Date. Any LTIP Units that are not earned and vested after the Compensation Committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the Valuation Date.
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. The agreement of limited partnership of the OP was amended in July 2018 in connection with the execution of the 2018 OPP to reflect the issuance of LTIP Units thereunder and to make certain clarifying and ministerial revisions, but these amendments did not alter the terms of the LTIP Units established in connection with the Company’s entry into the 2015 OPP in June 2015. See Note 12 - Share Based Compensation for additional information regarding the terms of LTIP Units and the Advisor's rights as a holder of LTIP Units.
The OP will make a distribution to the Advisor totaling approximately $0.1 million, representing the amount that would have been paid with respect to the Award LTIP Units after the Effective Date but prior to July 19, 2018.

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

•
Provisions in in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan Facility”), which together comprise our senior unsecured multi-currency credit facility (our ‘‘Credit Facility’’), may limit our ability to pay dividends on our common stock, $0.01 par value per share ("Common Stock"), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock") or any other stock we may issue.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•
We may not generate cash flows sufficient to pay dividends to our stockholders or fund operations, and, as such, we may be forced to borrow at unfavorable rates to pay dividends to our stockholders or fund our operations.

•
Any dividends that we pay on our Common Stock, our Series A Preferred Stock, or any other stock we may issue, may exceed cash flow from operations, reducing the amount of capital available to invest in properties and other permitted investments.

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
As of June 30, 2018, we owned 333 properties consisting of 25.0 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2018, 51.4% of our properties are located in the U.S. and 48.6% of our properties are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2018, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of our business is conducted through the OP. We have retained the Advisor to manage our affairs on a day-to-day basis. Our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor and the Property Manager are under common control with AR Global. These related parties receive compensation and fees for various services provided to us.
Following the termination of Moor Park Capital Partners LLP (the "Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of our European real estate portfolio. Prior to the termination of the Service Provider, the Service Provider provided, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe Since the termination of the Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Service Provider. See Note 1, Organization, and Part II, Item 3. Legal Proceedings.
During the six months ended June 30, 2018, we sold one property for a sales price of $20.3 million and acquired thirteen properties for an aggregate purchase price of $161.8 million (see Note 3 — Real Estate Investments, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).

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

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2018:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	5.7
Wickes Building Supplies I	May 2013	UK	1	29,679	6.3
Everything Everywhere	Jun. 2013	UK	1	64,832	9.0
Thames Water	Jul. 2013	UK	1	78,650	4.2
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	8.5
PPD Global Labs	Aug. 2013	US	1	76,820	6.5
Northern Rock	Sep. 2013	UK	2	86,290	5.2
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	10.4
Con-way Freight	Nov. 2013	US	7	105,090	5.4
Wolverine	Dec. 2013	US	1	468,635	4.6
Encanto	Dec. 2013	PR	18	65,262	7.0
Rheinmetall	Jan. 2014	GER	1	320,102	5.5
GE Aviation	Jan. 2014	US	1	369,000	7.5
Provident Financial	Feb. 2014	UK	1	117,003	17.4
Crown Crest	Feb. 2014	UK	1	805,530	20.6
Trane	Feb. 2014	US	1	25,000	5.4
Aviva	Mar. 2014	UK	1	131,614	11.0
DFS Trading I	Mar. 2014	UK	5	240,230	11.7
GSA I	Mar. 2014	US	1	135,373	4.1
National Oilwell Varco I	Mar. 2014	US	1	24,450	5.1
Talk Talk	Apr. 2014	UK	1	48,415	6.7
OBI DIY	Apr. 2014	GER	1	143,633	5.6
GSA II	Apr. 2014	US	2	24,957	4.7
DFS Trading II	Apr. 2014	UK	2	39,331	11.7
GSA III	Apr. 2014	US	2	28,364	7.0
GSA IV	May 2014	US	1	33,000	7.1
Indiana Department of Revenue	May 2014	US	1	98,542	4.5
National Oilwell Varco II	May 2014	US	1	23,475	10.9
Nissan	May 2014	US	1	462,155	10.3
GSA V	Jun. 2014	US	1	26,533	5.3
Lippert Components	Jun. 2014	US	1	539,137	8.2
Select Energy Services I	Jun. 2014	US	3	135,877	8.6
Bell Supply Co I	Jun. 2014	US	6	79,829	10.5
Axon Energy Products (2)	Jun. 2014	US	3	213,634	9.7
Lhoist	Jun. 2014	US	1	22,500	4.5
GE Oil & Gas	Jun. 2014	US	2	69,846	5.2
Select Energy Services II	Jun. 2014	US	4	143,417	8.6
Bell Supply Co II	Jun. 2014	US	2	19,136	10.5
Superior Energy Services	Jun. 2014	US	2	42,470	6.0
Amcor Packaging	Jun. 2014	UK	7	294,580	6.4
GSA VI	Jun. 2014	US	1	6,921	5.8
Nimble Storage	Jun. 2014	US	1	164,608	3.3
FedEx -3-Pack	Jul. 2014	US	3	338,862	4.2
Sandoz, Inc.	Jul. 2014	US	1	154,101	8.1
Wyndham	Jul. 2014	US	1	31,881	6.8
Valassis	Jul. 2014	US	1	100,597	4.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
GSA VII	Jul. 2014	US	1	25,603	6.4
AT&T Services	Jul. 2014	US	1	401,516	8.1
PNC - 2-Pack	Jul. 2014	US	2	210,256	11.1
Fujitisu	Jul. 2014	UK	3	162,888	11.8
Continental Tire	Jul. 2014	US	1	90,994	4.1
Achmea	Jul. 2014	NETH	2	190,252	5.5
BP Oil	Aug. 2014	UK	1	2,650	7.3
Malthurst	Aug. 2014	UK	2	3,784	7.4
HBOS	Aug. 2014	UK	3	36,071	7.1
Thermo Fisher	Aug. 2014	US	1	114,700	6.2
Black & Decker	Aug. 2014	US	1	71,259	3.6
Capgemini	Aug. 2014	UK	1	90,475	4.8
Merck & Co.	Aug. 2014	US	1	146,366	7.2
Dollar Tree - 65-Pack	Aug. 2014	US	58	485,992	11.2
GSA VIII	Aug. 2014	US	1	23,969	6.1
Waste Management	Sep. 2014	US	1	84,119	4.5
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	5.9
HP Enterprise Services	Sep. 2014	UK	1	99,444	7.7
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	4.3
FedEx II	Sep. 2014	US	1	11,501	5.8
Dollar General - 39-Pack	Sep. 2014	US	21	199,946	9.7
FedEx III	Sep. 2014	US	2	221,260	5.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	6.2
Kuka	Sep. 2014	US	1	200,000	6.0
CHE Trinity	Sep. 2014	US	2	373,593	4.4
FedEx IV	Sep. 2014	US	2	255,037	4.6
GE Aviation	Sep. 2014	US	1	102,000	4.5
DNV GL	Oct. 2014	US	1	82,000	6.7
Bradford & Bingley	Oct. 2014	UK	1	120,618	11.3
Rexam	Oct. 2014	GER	1	175,615	6.7
FedEx V	Oct. 2014	US	1	76,035	6.0
C&J Energy	Oct. 2014	US	1	96,803	5.3
Dollar Tree II	Oct. 2014	US	34	282,730	11.3
Panasonic	Oct. 2014	US	1	48,497	10.1
Onguard	Oct. 2014	US	1	120,000	5.5
Metro Tonic	Oct. 2014	GER	1	636,066	7.3
Axon Energy Products	Oct. 2014	US	1	26,400	6.3
Tokmanni	Nov. 2014	FIN	1	800,834	15.2
Fife Council	Nov. 2014	UK	1	37,331	5.6
Dollar Tree III	Nov. 2014	US	2	16,442	11.2
GSA IX	Nov. 2014	US	1	28,300	3.8
KPN BV	Nov. 2014	NETH	1	133,053	8.5
RWE AG	Nov. 2014	GER	3	594,415	6.4
Follett School	Dec. 2014	US	1	486,868	6.5
Quest Diagnostics	Dec. 2014	US	1	223,894	6.2
Diebold	Dec. 2014	US	1	158,330	3.5
Weatherford Intl	Dec. 2014	US	1	19,855	7.3
AM Castle	Dec. 2014	US	1	127,600	6.3
FedEx VI	Dec. 2014	US	1	27,771	6.2
Constellium Auto	Dec. 2014	US	1	320,680	11.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
C&J Energy II	Mar. 2015	US	1	125,000	5.3
Fedex VII	Mar. 2015	US	1	12,018	6.3
Fedex VIII	Apr. 2015	US	1	25,852	6.3
Crown Group I	Aug. 2015	US	3	295,974	17.1
Crown Group II	Aug. 2015	US	3	642,595	17.1
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	11.5
JIT Steel Services	Sep. 2015	US	2	126,983	11.5
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	7.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	11.3
FedEx Ground	Sep. 2015	US	1	91,029	7.0
Office Depot	Sep. 2015	NETH	1	206,331	10.7
Finnair	Sep. 2015	FIN	4	656,275	6.2
Auchan	Dec. 2016	FR	1	152,235	5.1
Pole Emploi	Dec. 2016	FR	1	41,452	5.0
Veolia Water	Dec. 2016	US	1	70,000	7.5
Sagemcom	Dec. 2016	FR	1	265,309	5.6
NCR Dundee	Dec. 2016	UK	1	132,182	8.4
FedEx Freight I	Dec. 2016	US	1	68,960	5.2
DB Luxembourg	Dec. 2016	LUX	1	156,098	5.5
ING Amsterdam	Dec. 2016	NETH	1	509,369	7.0
Worldline	Dec. 2016	FR	1	111,338	5.5
Foster Wheeler	Dec. 2016	UK	1	365,832	6.1
ID Logistics I	Dec. 2016	GER	1	308,579	6.3
ID Logistics II	Dec. 2016	FR	2	964,489	6.4
Harper Collins	Dec. 2016	UK	1	873,119	7.2
DCNS	Dec. 2016	FR	1	96,995	6.3
Cott Beverages Inc	Feb. 2017	US	1	170,000	8.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	8.0
Bridgestone Tire	Sep. 2017	US	1	48,300	9.1
GKN Aerospace	Oct. 2017	US	1	97,864	8.5
NSA-St. Johnsbury I	Oct. 2017	US	1	87,100	14.3
NSA-St. Johnsbury II	Oct. 2017	US	1	84,949	14.3
NSA-St. Johnsbury III	Oct. 2017	US	1	40,800	14.3
Tremec North America	Nov. 2017	US	1	127,105	9.3
Cummins	Dec. 2017	US	1	58,546	6.9
GSA X	Dec. 2017	US	1	25,604	11.5
NSA Industries	Dec. 2017	US	1	82,862	14.5
Chemours	Feb. 2018	US	1	300,000	9.6
Fiat Chrysler	Mar. 2018	US	1	127,974	9.7
Lee Steel	Mar. 2018	US	1	114,042	10.3
LSI Steel - 3 Pack	Mar. 2018	US	3	217,924	9.3
Contractors Steel Company	May 2018	US	5	1,392,000	9.6
FedEx Freight II	June 2018	US	1	21,574	14.2
DuPont Pioneer	June 2018	US	1	200,000	10.5
Total			333	24,984,510	8.5
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2018.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.
Asset Impairment

The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of either the real estate assets or the related intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for inherent risk associated with each investment. During the three and six months ended June 30, 2018, we did not record any impairment charges for either the real estate assets or the related intangible assets associated with our real estate investments.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
Rental Income
Rental income was $65.6 million and $60.2 million for the three months ended June 30, 2018 and 2017, respectively. The increase in rental income was primarily driven by our net acquisition of 21 properties since June 30, 2017. The increase was also driven, in part, by a rise in the value of the GBP and Euro in the second quarter of 2018 from the second quarter of 2017 compared to the USD.
Operating Expense Reimbursements
Operating expense reimbursements were $5.4 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase in operating expense reimbursements was primarily due to the impact of our net acquisition of 21 properties since June 30, 2017.
Property Operating Expenses
Property operating expenses were $8.2 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The increase in property operating expenses was due to the impact of our net acquisition of 21 properties since June 30, 2017 and, in part, by a rise in the value of the GBP and Euro compared to the USD in the second quarter of 2018 from the second quarter of 2017.
During the three months ended June 30, 2018 we recognized bad debt expense of $61,000. During the three months ended June 30, 2017 we recognized bad debt expense of $0.2 million for receivables related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $7.1 million and $5.7 million for the three months ended June 30, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Service Provider for our European investments, prior to the termination of the Service Provider effective in March 2018. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase in the amount of the payments of the Variable Base Management Fee in connection with public offerings of Series A Preferred Stock and issuances of Common Stock pursuant to the ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. The increase during the period was also due to an increase in the property management fees incurred from our net acquisition of 21 properties. No Incentive Compensation was earned for the three months ended June 30, 2018 and 2017.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2018 and 2017, property management fees were $1.1 million and $1.1 million, respectively. The Property Manager elected to forgive $0.6 million of the property management fees for the three months ended June 30, 2017. No property management fees were forgiven during the three months ended June 30, 2018.

Acquisition and Transaction Related Costs
We recognized $2.4 million of acquisition and transaction costs during the three months ended June 30, 2018, related to litigation costs, prepayment charges on our mortgage associated with our one property disposition in the second quarter of 2018 and costs to refinance foreign debt. During the three months ended June 30, 2018, we incurred $0.9 million of litigation costs related to the termination of the Service Provider and $1.3 million of debt prepayment costs associated with the sale of Western Digital.
Acquisition and transaction related expenses for the three months ended June 30, 2017 of $0.4 million were related to our merger (the "Merger"), which closed in December 2016, with American Realty Capital Global Trust II, Inc., which was sponsored and advised by affiliates of AR Global.
General and Administrative Expense
General and administrative expenses were $2.6 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity-Based Compensation Expense
During the three months ended June 30, 2018 and 2017, we recognized income of $23,000 and $2.2 million, respectively, for equity-based compensation related changes in the fair value of our multi-year outperformance agreement with the Advisor and the amortization of restricted stock units in respect of shares of Common Stock, or RSUs, granted to our independent directors. The income was primarily due to a decrease in the valuation under the previous multi-year outperformance agreement with the Advisor (the "2015 OPP"), which was no longer effective as of June 2, 2018. See Note 12 — Share-Based Compensation to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for details regarding the 2015 OPP. The 2015 OPP was replaced by a new multi-year outperformance agreement (the "2018 OPP"), entered into with the Advisor in July 2018, effective as of June 2, 2018. See Note 14 — Subsequent Events to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for details regarding the 2018 OPP.
Depreciation and Amortization
Depreciation and amortization expense was $29.8 million and $27.5 million for the three months ended June 30, 2018 and 2017, respectively. The increase in the second quarter of 2018 compared to the second quarter of 2017 is due to additional depreciation and amortization expense incurred for the net acquisition of 21 properties since June 30, 2017. During the three months ended June 30, 2018, the average exchange rate for GBP to USD increased by 6.1%, and the average exchange rate for Euro to USD increased by 8.2%, when compared to the same period last year.
Interest Expense
Interest expense was $14.4 million and $11.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.5 billion as of June 30, 2017 to $1.7 billion as of June 30, 2018 and the weighted-average effective interest rate of our total debt increased from 2.7% as of June 30, 2017 to 3.1% as of June 30, 2018. During the three months ended June 30, 2018, the average exchange rate for GBP to USD increased by 6.1%, and the average exchange rate for Euro to USD increased by 8.2%, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gain (Loss) on derivative instruments
The gain of $6.3 million and loss of $3.0 million on derivative instruments for the three months ended June 30, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
The losses of $47,000 and $3.0 million on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2018 and 2017, respectively. The loss during the three months ended June 30, 2018 primarily related to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges, and these were driven in part by a rise in the value of the GBP and Euro throughout 2017 and early 2018 compared to the USD. Effective on July 24, 2017, in connection with the refinancing of our then-existing credit facility (the "Prior Credit Facility"), our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts in the future.

Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the three months ended June 30, 2018, the average exchange rate for GBP to USD increased by 6.1%, and the average exchange rate for Euro to USD increased by 8.2%, when compared to the same period last year.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income tax incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxation across jurisdictions. Income tax expense was $1.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.
Comparison of the Six Months Ended June 30, 2018 and 2017
Rental Income
Rental income was $129.4 million and $118.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase in rental income was primarily driven by our net acquisition of 21 properties since June 30, 2017. The increase was also driven, in part, by a rise in the value of the GBP and Euro in the first six months of 2018 from the first six months of 2017 compared to the USD.
Operating Expense Reimbursements
Operating expense reimbursements were $9.7 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements increased due to the net acquisition of 21 properties since June 30, 2017 and certain adjustments for real estate taxes for several European properties relating to operations during the year ended December 31, 2017.
Property Operating Expenses
Property operating expenses were $15.7 million and $14.8 million for the six months ended June 30, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. Operating expense reimbursements increased due to the impact of our net acquisition of 21 properties since June 30, 2017 and, in part, by a rise in the value of the GBP and Euro compared to the USD in the first six months of 2018 from the first six months of 2017.
During the six months ended June 30, 2018 we recognized bad debt expense of $0.1 million. During the six months ended June 30, 2017 we recognized bad debt expense of $0.6 million for receivables related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $14.0 million and $11.4 million for the six months ended June 30, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Service Provider for our European investments, prior to the termination of the Service Provider effective in March 2018. Our Advisory Agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase in the amount of the payments of the Variable Base Management Fee in connection with public offerings of Series A Preferred Stock and issuances of Common Stock pursuant to the ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. The increase during the period was also due to an increase in the property management fees incurred from our net acquisition of 21 properties. No Incentive Compensation was earned for the six months ended June 30, 2018 and 2017.

Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2018 and 2017, property management fees were $2.3 million and $2.2 million, respectively. The Property Manager elected to forgive $1.2 million of the property management fees for the six months ended June 30, 2017. No property management fees were forgiven during the six months ended June 30, 2018.
Acquisition and Transaction Related Costs
We recognized $3.7 million of acquisition and transaction costs during the six months ended June 30, 2018, related to litigation costs, prepayment charges on our mortgage associated with our one property disposition in the second quarter of 2018 and costs to refinance foreign debt. During the six months ended June 30, 2018, the Company incurred $1.4 million of litigation costs related to the termination of the Service Provider, $0.5 million costs to refinance foreign debt and $1.3 million of debt prepayment costs associated with the sale of Western Digital.
Acquisition and transaction related expenses for the six months ended June 30, 2017 of $1.1 million were related to the Merger, which closed in 2016.
General and Administrative Expense
General and administrative expenses were $4.6 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity-Based Compensation Expense
During the six months ended June 30, 2018 and 2017, we recognized income of $0.9 million and $2.2 million, respectively, for equity-based compensation related changes in the fair value of our multi-year outperformance agreement with the Advisor and amortization of restricted stock units in respect of shares of Common Stock, or RSUs, granted to our independent directors. The income was primarily due to a decrease in the valuation under the 2015 OPP, which was no longer effective as of June 2, 2018. See Note 12 — Share-Based Compensation to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for details regarding the 2015 OPP. The 2015 OPP was replaced by the 2018 OPP in July 2018, effective as of June 2, 2018. See Note 14 — Subsequent Events to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for details regarding the 2018 OPP.
Depreciation and Amortization
Depreciation and amortization expense was $59.3 million and $54.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in the first six months of 2018 compared to the first six months of 2017 is due to additional depreciation and amortization expense incurred for the net acquisition of 21 properties since June 30, 2017. During the six months ended June 30, 2018, the average exchange rate for GBP to USD increased by 9.1%, and the average exchange rate for Euro to USD increased by 11.2%, when compared to the same period last year.
Interest Expense
Interest expense was $27.4 million and $23.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.5 billion as of June 30, 2017 to $1.7 billion as of June 30, 2018 and the weighted-average effective interest rate of our total debt increased from 2.7% as of June 30, 2017 to 3.1% as of June 30, 2018. During the six months ended June 30, 2018, the average exchange rate for GBP to USD increased by 9.1%, and the average exchange rate for Euro to USD increased by 11.2%, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Gain (Loss) on derivative instruments
The gain of $3.4 million and loss of $3.5 million on derivative instruments for the six months ended June 30, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
During the six months ended June 30, 2018 and 2017, losses on undesignated foreign currency advances and other hedge ineffectiveness were $90,000 and $3.9 million, respectively. The loss during the six months ended June 30, 2018 primarily related to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges, and these were driven in part by a rise in the value of the GBP and Euro throughout 2017 and early 2018 compared to the USD. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit

Facility, our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts in the future.
Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the six months ended June 30, 2018, the average exchange rate for GBP to USD increased by 9.1%, and the average exchange rate for Euro to USD increased by 11.2%, when compared to the same period last year.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income tax incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxation across jurisdictions. Income tax expense was $2.3 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
Cash Flows From Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $69.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2018 reflect net income of $12.6 million adjusted for non-cash items of $59.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $2.3 million.
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
Cash Flows From Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 of $168.1 million was driven by property acquisitions of $161.8 million, property acquisition deposits of $24.6 million and capital expenditures of $0.5 million. These cash uses were partially offset by cash from asset dispositions of $19.4 million during the six months ended June 30, 2018.
Net cash used in investing activities during the six months ended June 30, 2017 of $18.4 million was related to the acquisition of three properties with an aggregate base purchase price of $30.3 million, which were funded by cash on hand, and capital expenditures of $0.5 million, partially offset by proceeds from the sale of real estate investments of $12.4 million for the disposition of Kulicke & Soffa.
Cash Flows From Financing Activities
Net cash provided by financing activities of $92.4 million during the six months ended June 30, 2018 related to net borrowings on our Revolving Credit Facility of $162.0 million and proceeds from mortgage notes payable of $32.8 million, partially offset by payments on mortgage notes payable of $25.4 million, dividends paid to common stockholders of $71.7 million and dividends paid to preferred stockholders of $4.9 million.
Net cash used in financing activities of $58.0 million during the six months ended June 30, 2017 related to repayments on the credit facility of $5.1 million, the mezzanine facility of $56.5 million, and mortgage notes payable of $21.8 million. In addition, cash used in financing activities consisted of payments made for dividends to stockholders of $70.8 million, payment of deferred financing costs of $0.9 million and distributions to non-controlling interest holders of $0.4 million. These cash outflows were partially offset by additional borrowings on the credit facility of $75.3 million, related party notes receivable acquired in Merger of $3.9 million, and net proceeds from the issuance of Common Stock of $18.3 million.

Liquidity and Capital Resources
As of June 30, 2018, the Company had cash and cash equivalents of $93.3 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we have needed to fund, and may need to continue to fund, from cash on hand generated from other sources.
During the six months ended June 30, 2018, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds received from our common and preferred stock ATM Programs (or any similar future program), proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to acquire $500.0 million of properties during the year ending December 31, 2018. Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion). We may also use proceeds from future offerings of equity securities (including preferred equity securities) to fund acquisitions. During the six months ended June 30, 2018, we acquired thirteen properties for an aggregate purchase price of $161.8 million.
During the three months ended March 31, 2018, we acquired six properties for a purchase price of $63.4 million. During the three months ended June 30, 2018, we acquired seven properties for an aggregate purchase price of $97.6 million. To fund these amounts and closing costs, we borrowed approximately $40.0 million and $122.0 million under the Revolving Credit Facility during three months ended March 31, 2018 and the three months ended June 30, 2018, respectively, and added the acquired properties to the pool of eligible unencumbered real estate assets owned by us in order to increase the availability of borrowings under our Revolving Credit Facility which is based on, among other things, the value of this pool of assets. In addition, during June 2018, we sold one property for gross proceeds of $20.3 million, which resulted in net proceeds of $1.3 million after repayment of mortgage debt. As of June 30, 2018, included in other assets is $24.6 million in deposits on acquisitions for two properties with an aggregate acquisition price of $146.2 million. On July 27, 2018, we acquired one property, located in Akron, Ohio, for a purchase price of $21.4 million. On July 31, 2018, we disposed of one property, located in Vandalia, Ohio, for a sales price of $5.0 million. In addition, we have signed definitive agreements to acquire three net lease office and distribution properties, all located in the United States, for an aggregate purchase price of $189.9 million (the ‘‘Pending Acquisitions’’). The Pending Acquisitions are expected to close in stages by October 2018. The Pending Acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. We expect to fund the Pending Acquisitions with cash on hand and proceeds from our Revolving Credit Facility or other financings (including refinancings).
Equity Offerings
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
During the year ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program and collected net proceeds of $18.3 million, after issuance costs of $0.4 million. These fees were charged to additional paid-in capital on the accompanying audited consolidated balance sheet during the ATM Program as of December 31, 2017. There were no shares sold in the fourth quarter of 2017 or the first six months of 2018.
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended June 30, 2018, the Company sold 2,339 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $58,668, after commissions paid of $880 and additional issuance costs of $24,819. During the six months ended June 30, 2018, the Company sold an 4,015 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $0.1 million, after commissions paid of $1,509 and additional issuance costs of $0.3 million.
Borrowings
As of June 30, 2018 we had total debt outstanding of $1.7 billion, with a weighted-average interest rate per annum equal to 3.1%, representing secured mortgage notes payable net of mortgage discount of $1.0 billion and outstanding advances under our credit facility, (the "Credit Facility"), comprised of the Revolving Credit Facility and a term loan facility (the "Term Facility") of $683.4 million. Our debt leverage ratio was 50.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2018. See Note 6 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of December 31, 2017. As of June 30, 2018, the weighted-average maturity of our indebtedness was 3.3 years.
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
Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $124.3 million and $286.1 million, respectively.
Credit Facility
On July 24, 2017, the Company, through the OP, entered into a credit agreement with Key Bank National Association ("KeyBank") for the Credit Facility refinancing our prior credit facility. The aggregate total commitments under the Credit Facility are $725.0 million based on USD equivalents at closing. Upon request of the Company, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of $225.0 million, allocated to either or among both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. As of June 30, 2018 and based on prevailing exchange rates on that date, approximately $458.9 million was outstanding under the Revolving Credit Facility and approximately $224.5 million was outstanding under the Term Loan Facility.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Facility. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Facility portion of the Credit Facility requires interest-only payments and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to the consolidated total asset value of the Company, plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings, and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of June 30, 2018, the Credit Facility had a weighted-average effective interest rate of 3.1% after giving effect to the Company's interest rate swaps in place.
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

The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of June 30, 2018, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
On July 2, 2018, upon our request, the lenders under our Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to our Revolving Credit Facility and approximately $60.2 million allocated to our Term Loan Facility. We used all the proceeds from the increased borrowings under our Term Loan Facility to repay amounts outstanding under our Revolving Credit Facility. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under our Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of our Term Facility, with total commitments under our Credit Facility not to exceed $950.0 million. Following these borrowings on July 2, 2018, based on prevailing exchange rates on that date, approximately $401.0 million was outstanding under our Revolving Credit Facility and approximately $286.0 million was outstanding under our Term Loan Facility.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific financial covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. We were in compliance with the covenants under our loan agreements (including the Credit Facility) as of June 30, 2018.
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
Adjusted Funds From Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The table below reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to stockholders (in accordance with GAAP)	$5,288	$5,200	$7,649	$12,629
Depreciation and amortization	29,813	27,497	59,309	54,611
Loss (gain) on dispositions of real estate investments	3,818	143	3,818	(814)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	(4)	—	(75)
FFO (as defined by NAREIT) attributable to common stockholders	38,919	32,836	70,776	66,351
Acquisition and transaction fees (1)	2,399	443	3,724	1,139
Fire recovery	(1)	500	(80)	500
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	—	—	(2)
Core FFO attributable to common stockholders	41,317	33,779	74,420	67,988
Non-cash equity-based compensation	(23)	(2,235)	(855)	(2,219)
Non-cash portion of interest expense	1,499	943	2,400	1,823
Amortization of above- and below- market leases and ground lease assets and liabilities, net	500	504	1,052	908
Straight-line rent	(1,833)	(3,039)	(3,336)	(6,917)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	47	2,971	90	3,853
Eliminate unrealized (gain) loss on foreign currency transactions (2)	(6,256)	3,111	(3,706)	4,903
Amortization of mortgage discounts and premiums, net and mezzanine discount	263	151	530	304
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	(3)	—	(4)
AFFO attributable to common stockholders	$35,514	$36,182	$70,595	$70,639

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$38,919	$32,836	$70,776	$66,351
Core FFO attributable to common stockholders	$41,317	$33,779	$74,420	$67,988
AFFO attributable to common stockholders	$35,514	$36,182	$70,595	$70,639
______________________________

(1)
For the three and six months ended June 30, 2018, acquisition and transaction fees primarily related to litigation costs, costs to refinance foreign debt, and debt prepayment costs associated with the sale of Western Digital were $1.3 million.

For the three and six months ended June 30, 2017, costs related to the Merger were $0.1 million and $0.8 million, respectively.

(2)
For AFFO purposes, we add back unrealized (gain) loss. For the three months ended June 30, 2018, gains on derivative instruments were $6.3 million which were primarily comprised of unrealized gains. For the six months ended June 30, 2018, gains on derivative instruments were $3.4 million, which were comprised of unrealized gains of $3.7 million and realized losses of $0.3 million. For the three and six months ended June 30, 2017, losses on foreign currency transactions were $3.0 million and $3.5 million, which were comprised of unrealized losses of $3.1 million and $4.9 million, offset by realized gains of $0.1 million and $1.4 million, respectively.

Dividends
We generally pay dividends on our Common Stock on the 15th day of each month in an amount equal to $0.1775 per share to common stockholders of record as of close of business on, commencing with the dividend payable in July 2018, the 13th day of the month. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").
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
Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare and pay dividends at the current rates. Provisions in our Credit Facility restrict our ability to pay distributions, including cash dividends or other distributions payable with respect to Series A Preferred Stock and Common Stock. If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisitions, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected. The Pending Acquisitions are subject to conditions and there can be no assurance they will be completed on their current terms, or at all. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisitions, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected, and we may have to reduce or suspend dividend payments or identify other sources to fund the payment of dividends at their current levels.”
During the six months ended June 30, 2018, the Company paid total dividends of $76.7 million, inclusive of dividends paid to holders of Common Stock of $71.7 million, dividends paid to holders of Series A Preferred Stock of $4.9 million and distributions paid to holders of OP Units and LTIP Units of $0.2 million. Cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock and Series A Preferred Stock for the period indicated:

	Three Months Ended				Six Months Ended June 30, 2018
	March 31, 2018		June 30, 2018
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends paid to holders of Common Stock	$35,833		$35,828		$71,661
Dividends paid to holders of Series A Preferred Stock	2,451		2,455		4,906
Other	158		—		158
Total dividends	$38,442		$38,283		$76,725

Source of dividend coverage:
Cash flows provided by operations	$40,677		$29,011		$69,688
Dividends paid to holders of Series A Preferred Stock	(2,451)		(2,455)		(4,906)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	38,226	99.4%	26,556	69.4%	64,782	84.4%
Available cash on hand	216	0.6%	11,727	30.6%	11,943	15.6%
Total sources of dividend coverage	$38,442	100.0%	$38,283	100.0%	$76,725	100.0%

Cash flows provided by operations (GAAP basis) (1)	$40,677		$29,011		$69,688

Net income attributable to common stockholders (in accordance with GAAP)	$2,361		$5,288		$7,649
______________________________

(1)	Cash flows provided by operations for the three and six months ended June 30, 2018 reflect acquisition and transaction related expenses of $2.4 million and $3.7 million, respectively.
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
Contractual Obligations
There were no material changes in the Company's contractual obligations at June 30, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under noncancellable operating ground leases (see Note 9 — Commitments and Contingencies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations for details).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Service Provider Complaint
On January 25, 2018, the Service Provider filed a complaint against (i) GNL and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Service Provider by GNL on January 15, 2018, terminating the Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Service Provider's business. The complaint alleges breach of contract against GNL, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Service Provider’s request for a preliminary injunction preventing defendants from terminating the Service Provider, (ii) dismissing the Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Service Provider’s remaining claims to proceed.  On April 16, 2018, the defendants filed answers and counterclaims against the Service Provider alleging damages resulting from the Service Provider’s underperformance of its duties, as well as damages related to the Service Provider’s retention of approximately $91,000 in pre-paid fees for the post-termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery. During the three and six months ended June 30, 2018, we incurred $0.9 million and $1.4 million, respectively, of litigation costs relating to the matter which are included in acquisition and transaction related costs in our Consolidated Statement of Operations.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these risk factors, except for the items described below.

If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisitions, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected, and we may have to reduce or suspend dividend payments or identify other sources to fund the payment of dividends at their current levels.

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

Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Series A Preferred Stock, Common Stock, or any or other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Series A Preferred Stock, Common Stock, or any or other classes or series of preferred stock we may issue in a future offering, in an aggregate amount exceeding 95% of our Adjusted FFO as defined in our Credit Facility (which is different from AFFO as discussed and analyzed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. We may not pay dividends and distributions in an aggregate amount exceeding 95% of our Adjusted FFO in either the quarter ending September 30, 2018 or the quarter ending December 31, 2018. The agreements governing our future debt instruments may also include restrictions on our ability to pay dividends.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. Our cash flows provided by operations were $69.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid dividends of $4.9 million to holders of our Series A Preferred Stock using cash flows provided by operations. During the six months ended June 30, 2018, we paid dividends of $71.7 million to holders of our Common Stock, inclusive of $0.2 million of distributions paid to holders of LTIP Units, of which $64.8 million, or 84.4%, was funded from cash flows provided by operations, $10.7 million, or 13.9%, was funded from available cash on hand, consisting of proceeds from borrowings. If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisitions, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected. The Pending Acquisitions are subject to conditions and there can be no assurance they will be completed on their current terms, or at all. If we are not able to complete the Pending Acquisition, we may have to reduce or suspend dividend payments or identify other sources to fund the payment of dividends at their current levels. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Common Stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 8, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.2 (1)	2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2018.