Form 10-Q
period 2018-09-30
Global Net Lease, Inc.
filed 2018-11-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2018, the registrant had 72,071,542 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost (Note 3):
Land	$411,339	$402,318
Buildings, fixtures and improvements	2,289,697	2,138,405
Construction in progress	527	2,328
Acquired intangible lease assets	656,361	629,626
Total real estate investments, at cost	3,357,924	3,172,677
Less accumulated depreciation and amortization	(420,913)	(339,931)
Total real estate investments, net	2,937,011	2,832,746
Cash and cash equivalents	155,188	102,425
Restricted cash	3,491	5,302
Derivative assets, at fair value (Note 7)	10,442	2,176
Unbilled straight-line rent	46,227	42,739
Prepaid expenses and other assets	34,395	22,617
Due from related parties	16	16
Deferred tax assets	999	1,029
Goodwill and other intangible assets, net	22,357	22,771
Deferred financing costs, net	6,932	6,774
Total Assets	$3,217,058	$3,038,595

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$974,515	$984,876
Revolving credit facility (Note 5)	455,556	298,909
Term loan, net (Note 5)	282,463	229,905
Acquired intangible lease liabilities, net	32,118	31,388
Derivative liabilities, at fair value (Note 7)	3,071	15,791
Due to related parties	782	829
Accounts payable and accrued expenses	26,369	23,227
Prepaid rent	17,258	18,535
Deferred tax liability	15,417	15,861
Taxes payable	925	2,475
Dividends payable	2,638	2,556
Total Liabilities	1,811,112	1,624,352
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Note 8):
7.25% Series A cumulative redeemable preferred shares, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 and 5,409,650 authorized, 5,416,890 and 5,409,650 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	54	54
Common Stock, $0.01 par value, 100,000,000 shares authorized, 72,071,542 and 67,287,231 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,051	2,003
Additional paid-in capital	1,954,264	1,860,058
Accumulated other comprehensive income	17,102	19,447
Accumulated deficit	(569,448)	(468,396)
Total Stockholders' Equity	1,404,023	1,413,166
Non-controlling interest	1,923	1,077
Total Equity	1,405,946	1,414,243
Total Liabilities and Equity	$3,217,058	$3,038,595
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$68,661	$61,270	$198,015	$179,976
Operating expense reimbursements	3,263	3,600	12,966	12,717
Total revenues	71,924	64,870	210,981	192,693

Expenses (income):
Property operating	5,301	7,202	20,982	22,008
Fire loss (recovery)	31	(305)	(49)	195
Operating fees to related parties	6,956	6,390	20,925	17,833
Acquisition and transaction related	2,804	1,141	5,243	2,280
General and administrative	3,215	2,468	7,822	6,291
Equity-based compensation	2,053	(391)	1,198	(2,610)
Depreciation and amortization	30,195	29,879	89,504	84,490
Total expenses	50,555	46,384	145,625	130,487
Operating income	21,369	18,486	65,356	62,206
Other income (expense):
Interest expense	(15,104)	(12,479)	(42,494)	(35,644)
Loss on extinguishment of debt	(2,612)	—	(3,897)	—
(Loss) gain on dispositions of real estate investments	(1,933)	275	(5,751)	1,089
Gain (loss) on derivative instruments	1,290	(3,125)	4,688	(6,585)
Unrealized gain (loss) on undesignated foreign currency advances and other hedge ineffectiveness	108	88	18	(3,765)
Other income	44	2	67	12
Total other expense, net	(18,207)	(15,239)	(47,369)	(44,893)
Net income before income tax	3,162	3,247	17,987	17,313
Income tax expense	(530)	(760)	(2,800)	(2,176)
Net income	2,632	2,487	15,187	15,137
Net income attributable to non-controlling interest	—	—	—	(21)
Preferred Stock dividends	(2,455)	(383)	(7,361)	(383)
Net income attributable to common stockholders	$177	$2,104	$7,826	$14,733

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$—	$0.03	$0.11	$0.21
Weighted average shares outstanding:
Basic	69,441,639	67,286,615	68,014,855	66,739,723
Diluted	69,441,639	67,286,615	68,417,253	66,739,723
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,632	$2,487	$15,187	$15,137

Other comprehensive income
Cumulative translation adjustment	(3,735)	9,103	(9,813)	19,903
Designated derivatives, fair value adjustments	1,721	2,710	7,468	5,939
Other comprehensive (loss) income	(2,014)	11,813	(2,345)	25,842

Comprehensive income	618	14,300	12,842	40,979
Amounts attributable to non-controlling interest
Net income	—	—	—	(21)
Cumulative translation adjustment	—	(3)	—	(18)
Designated derivatives, fair value adjustments	—	(3)	—	(11)
Comprehensive income attributable to non-controlling interest	—	(6)	—	(50)

Preferred Stock dividends	(2,455)	(383)	(7,361)	(383)

Comprehensive (loss) income attributable to common stockholders	$(1,837)	$13,911	$5,481	$40,546
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Issuance of Common Stock, net	—	—	4,784,311	48	94,101	—	—	94,149	—	94,149
Issuance of Preferred Stock, net	7,240	—	—	—	(247)	—	—	(247)	—	(247)
Common Stock dividends declared	—	—	—	—	—	—	(108,430)	(108,430)	—	(108,430)
Preferred Stock dividends declared	—	—	—	—	—	—	(7,361)	(7,361)	—	(7,361)
Equity-based compensation	—	—	—	—	352	—	—	352	846	1,198
Distributions to non-controlling interest holders	—	—	—	—	—	—	(448)	(448)	—	(448)
Net Income	—	—	—	—	—	—	15,187	15,187	—	15,187
Cumulative translation adjustment	—	—	—	—	—	(9,813)	—	(9,813)	—	(9,813)
Designated derivatives, fair value adjustments	—	—	—	—	—	7,468	—	7,468	—	7,468
Balance, September 30, 2018	5,416,890	$54	72,071,542	$2,051	$1,954,264	$17,102	$(569,448)	$1,404,023	$1,923	$1,405,946
The accompanying notes are an integral part of this consolidated financial statement.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,187	$15,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,153	44,065
Amortization of intangibles	41,351	40,425
Amortization of deferred financing costs	3,738	3,021
Amortization of mortgage discounts and premiums, net	1,131	548
Amortization of mezzanine discount	—	17
Amortization of below-market lease liabilities	(2,703)	(2,510)
Amortization of above-market lease assets	3,500	3,202
Amortization of above- and below- market ground lease assets	743	705
Bad debt expense	184	1,150
Unbilled straight-line rent	(4,828)	(8,987)
Equity-based compensation	1,198	(2,610)
Unrealized (gain) loss on foreign currency transactions, derivatives, and other	(4,921)	8,501
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	(18)	3,765
Payments for settlement of derivatives	—	(1,547)
Loss on extinguishment of debt	3,897	—
Loss (gain) on disposition of real estate investments	5,751	(1,089)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(11,962)	(3,819)
Deferred tax assets	30	(96)
Accounts payable and accrued expenses	6,237	1,276
Prepaid rent	(1,277)	2,082
Deferred tax liability	(444)	1,526
Taxes payable	(1,550)	(2,262)
Net cash provided by operating activities	103,397	102,500
Cash flows from investing activities:
Investment in real estate and real estate related assets	(267,379)	(37,113)
Deposits for real estate acquisitions	(3,775)	—
Capital expenditures	(2,614)	(1,203)
Proceeds from dispositions of real estate investments	23,310	12,440
Payments for settlement of derivatives	(561)	10,625
Net cash used in investing activities	(251,019)	(15,251)
Cash flows from financing activities:
Borrowings under revolving credit facilities	247,000	571,203
Repayments on revolving credit facilities	(87,375)	(810,798)
Repayment of mezzanine facility	—	(56,537)
Proceeds from mortgage notes payable	332,424	—
Payments on mortgage notes payable	(317,595)	(21,836)
Deposits on mortgages	(200)	—
Payments on early extinguishment of debt charges	(2,398)	—
Issuance of common stock, net	94,149	18,542
Issuance of preferred stock, net	(247)	96,348
Proceeds from term loan	60,706	225,000
Payments of financing costs	(6,200)	(12,539)
Dividends paid on Common Stock	(108,352)	(106,593)
Dividends paid on Preferred Stock	(7,357)	—
Distributions to non-controlling interest holders	(448)	(574)
Advances/acquired related party receivable (Note 10)	—	5,138
Net cash provided by (used in) financing activities	204,107	(92,646)
Net change in cash, cash equivalents and restricted cash	56,485	(5,397)
Effect of exchange rate changes on cash	(5,533)	4,684
Cash, cash equivalents and restricted cash, beginning of period	107,727	77,328
Cash, cash equivalents and restricted cash, end of period	$158,679	$76,615

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash and cash equivalents, end of period	$155,188	$71,301
Restricted cash, end of period	3,491	5,314
Cash, cash equivalents and restricted cash, end of period	$158,679	$76,615

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$37,766	$32,380
Cash paid for income taxes	4,350	4,438
Non-Cash Financing Activity
Loss on extinguishment of debt	1,499	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), which incorporated on July 13, 2011, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company was sponsored by an affiliate of AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). Affiliates of AR Global provide asset management services to the Company as described below.
As of September 30, 2018, the Company owned 336 properties consisting of 26.2 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.6 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2018, 52.9% of the Company's properties are located in the U.S. and 47.1% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2018, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
Following the termination of Moor Park Capital Partners LLP (the "Former Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of the Company’s European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight and pursuant to a service provider agreement (the “Service Provider Agreement”), certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider. See Note 9 - Commitments and Contingencies for further details.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2018. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2018, other than those relating to new accounting pronouncements (see "Recently Issued Accounting Pronouncements" section below).
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
September 30, 2018
(Unaudited)

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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017 were asset acquisitions.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

unit is less than its carrying value. Based on our assessment, we determined that the goodwill is not impaired as of September 30, 2018.
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
The Company conducts business in various states and municipalities within the U.S. and Puerto Rico, the United Kingdom and Western Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease the Company's earnings and available cash.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Also, during the year ended December 31, 2017, the Company identified certain historical errors in its current taxes payable as well as its statement of comprehensive income (loss), consolidated statement of changes in equity, and statement of cash flows since 2013 which impacted the quarterly financial statements and annual periods previously issued. Specifically, when recording its annual provision, the Company had adjusted its current taxes payable to the cumulative amount of taxes payable without consideration for cumulative payments. This adjustment was made with an offsetting amount in cumulative translation adjustments within other comprehensive income ("OCI") and accumulated other comprehensive income ("AOCI"). As of December 31, 2016, income taxes payable were overstated and AOCI was understated by $4.7 million. OCI was understated by $2.9 million, $1.9 million and overstated by $0.1 million for the years ended December 31, 2016, 2015 and Pre-2015, respectively. We concluded that the errors noted above were not material to the current period or any historical periods presented and have adjusted the amounts on a cumulative basis in the year ended December 31, 2017.
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
September 30, 2018
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
Pending Adoption as of September 30, 2018:
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
The Company is a lessee for some properties in which it has ground leases as of September 30, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

for similar to existing guidance for operating leases today. The Company intends to take the practical expedients allowed under ASU 2018-11 and adopt the new provisions of ASC 842 prospectively on January 1, 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07")as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company expects this amendment to impact the award made to the Advisor pursuant to the new multi-year outperformance agreement entered into with the Advisor in July 2018 (the "2018 OPP"). See Note 12 — Share-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the Company's previous multi-year outperformance agreement with the Advisor (the "2015 OPP").
Note 3 — Real Estate Investments, Net
Property Acquisitions
As of September 30, 2018, included in other assets is $3.8 million in deposits primarily related to a pending acquisition with an aggregate acquisition price of $126.6 million. The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2018 and 2017, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost:
Land	$24,269	$6,359
Buildings, fixtures and improvements	205,990	27,220
Total tangible assets	230,259	33,579
Acquired intangible lease assets:
In-place leases	42,031	4,859
Above-market lease assets	48	47
Below-market lease liabilities	(4,959)	(1,372)
Cash paid for acquired real estate investments	$267,379	$37,113
Number of properties purchased	17	4
Acquired Intangible Lease Assets
We allocate a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and nine months ended September 30, 2018, we did not record any impairment charges for the intangible assets associated with our real estate investments.
Dispositions
As of September 30, 2018 and December 31, 2017, the Company did not have any properties that were classified as assets held for sale. The Company sold one real estate asset during the three months ended September 30, 2018, located in Vandalia, Ohio for a total contract sales price of $5.0 million. Prior to the sale, the Company agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease, which is recorded in rental income in the accompanying consolidated statements of operations for the three months ended September 30, 2018. At closing, the Company paid approximately $3.0 million in excess of proceeds received for the repayment of mortgage debt and recorded a loss of $1.9 million, which is reflected in loss on dispositions on real estate investments in the accompanying consolidated statements of operations for the three months ended September 30, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

In addition to the sale of the real estate asset located in Vandalia, Ohio, the Company sold one other real estate asset, located in San Jose, California, during the nine months ended September 30, 2018. This property was sold for a contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million, which is reflected in loss on dispositions of real estate investments in the accompanying consolidated statements of operations for the nine months ended September 30, 2018. The total contract sales price for these two real estate assets was $25.3 million and, at closing, the Company paid approximately $1.7 million, net, in excess of proceeds received from the sales for the repayment of mortgage debt and a recorded a loss of $5.8 million, net.
During the nine months ended September 30, 2017, the Company sold a property located in Fort Washington, Pennsylvania for a total contract sales price of $13.0 million, resulting in net proceeds of $12.4 million and a gain of $0.4 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the nine months ended September 30, 2017. Also included in gains on dispositions of real estate investments for the three and nine months ended September 30, 2017 is a $0.3 million and $0.8 million reduction in the Gain Fee, respectively, payable to the Advisor as a result of reinvestments during the nine months ended September 30, 2017 (see Note 10 — Related Party Transactions for details) and a $0.1 million reduction to gain on disposition associated with a property sold in 2016 related to post-closing settlement for deferred rent.
Future Minimum Rents
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2018 (remainder)	$65,414
2019	264,029
2020	267,518
2021	268,287
2022	258,975
2023	234,943
Thereafter	777,237
$2,136,403
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.16 for EUR as of September 30, 2018 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2018 and December 31, 2017.
The following table lists the country where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2018 and December 31, 2017.

Country, State or Territory	September 30, 2018	December 31, 2017
United States*	52.9%	48.9%
United Kingdom	20.3%	22.1%
___________________________________________
* There is no state in the United States that exceeded the 10.0% threshold.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2018 and December 31, 2017 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2018	December 31, 2017				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair	4	$32,957	$34,022	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni	1	33,625	34,711	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan	1	9,632	9,943	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,731	6,948	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	41,661	43,006	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,802	5,990	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	11,024	11,381	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	12,185	12,578	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall	1	12,301	12,698	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY	1	5,222	5,391	2.4%		Fixed	Jan. 2019
	RWE AG	3	72,529	74,872	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,959	6,301	1.8%	(2)	Fixed	Aug. 2019
	Metro Tonic	1	30,752	31,746	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I	1	4,642	4,792	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg	1	41,777	43,126	1.4%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam	1	51,061	52,710	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	377,860	390,215

United Kingdom:	McDonald's	—	—	1,025	—%		—	—
	Wickes Building Supplies I	—	—	2,226	—%		—	—
	Everything Everywhere	—	—	5,397	—%		—	—
	Thames Water	—	—	8,096	—%		—	—
	Wickes Building Supplies II	—	—	2,626	—%		—	—
	Northern Rock	—	—	7,084	—%		—	—
	Wickes Building Supplies III	—	—	2,564	—%		—	—
	Provident Financial	—	—	17,203	—%		—	—
	Crown Crest	—	—	25,973	—%		—	—
	Aviva	—	—	21,183	—%		—	—
	Bradford & Bingley	—	—	10,200	—%		—	—
	Intier Automotive Interiors	—	—	6,375	—%		—	—

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2018	December 31, 2017				Maturity
	Capgemini	—	—	6,381	—%		—	—
	Fujitsu	—	—	33,435	—%		—	—
	Amcor Packaging	—	—	4,218	—%		—	—
	Fife Council	—	—	2,474	—%		—	—
	Malthrust	—	—	4,318	—%		—	—
	Talk Talk	—	—	5,161	—%		—	—
	HBOS	—	—	7,272	—%		—	—
	DFS Trading	—	—	13,680	—%		—	—
	DFS Trading	—	—	3,203	—%		—	—
	HP Enterprise Services	—	—	12,531	—%		—	—
	Foster Wheeler	—	—	53,026	—%		—	—
	Harper Collins	—	—	37,880	—%		—	—
	NCR Dundee	—	—	7,610	—%		—	—
	UK Multi-Property Cross Collateralized Loan	43	299,674	—	3.2%	(3)	Fixed	Aug. 2023
	Total GBP denominated	43	299,674	301,141

United States:	Quest Diagnostics	1	52,800	52,800	4.2%	(4)	Variable	Sep. 2019
	Western Digital	—	—	17,363	—%	(5)	—	—
	AT&T Services	1	33,550	33,550	2.0%	(6)	Variable	Dec. 2020
	FedEx Freight	—	—	6,165	—%		—	—
	Veolia Water	—	—	4,110	—%		—	—
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	—	4.4%		Fixed	Feb. 2028
	Total USD denominated	22	306,100	300,988
	Gross mortgage notes payable	87	983,634	992,344	2.9%
	Mortgage discount		(696)	(1,927)	—
	Deferred financing costs, net of accumulated amortization		(8,423)	(5,541)	—
	Mortgage notes payable, net	87	$974,515	$984,876	2.9%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	80% fixed as a result of an interest rate swap agreement and 20% variable. Variable portion is at LIBOR rate in effect at September 30, 2018.

(4)	The interest rate is 2.0% plus 1-month LIBOR. LIBOR rate in effect is as of September 30, 2018.

(5)	The debt prepayment costs associated with the sale of Western Digital were $1.3 million.

(6)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement. LIBOR rate in effect is as of September 30, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of September 30, 2018:

(In thousands)	Future Principal Payments (1)
2018 (remainder)	$—
2019	237,587
2020	209,796
2021	16,827
2022	—
2023	299,674
Thereafter	219,750
Total	$983,634
_________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.16 for EUR as of September 30, 2018 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2018, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
As of September 30, 2018, the unencumbered balance of the portfolio was $1.4 billion, of which approximately $1.3 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
As of December 31, 2017, the Company was in breach of a loan-to-vacant possession financial covenant on one mortgage note payable agreement, which had an outstanding principal balance of $37.9 million (£28.1 million) as of December 31, 2017. During the fourth quarter of 2017, the Company repaid £0.8 million and in January 2018 the Company repaid €0.1 million of principal on two separate mortgage note payable agreements in order to cure these loan-to-value financial covenant breaches which did not result in events of default. The Company was in compliance with the remaining covenants under its mortgage notes payable agreements as of December 31, 2017.
Multi-Tenant Mortgage Loan I
On October 27, 2017, 12 wholly owned subsidiaries (the “Borrowers”) of the OP closed on a loan agreement (the “Loan Agreement”) with Column Financial, Inc. and Citi Real Estate Funding Inc. (collectively, the “Lenders”). The Multi-Tenant Mortgage Loan requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by, among other things, the Borrowers’ interests in 12 single tenant net leased office and industrial properties. The Borrowers’ financial statements are included within the Company’s consolidated financial statements, however, the Borrowers’ assets and credit are only available to pay the debts of the Borrowers and their liabilities constitute obligations of the Borrowers.
Multi-Tenant Mortgage Loan II
On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32% and a 10-year maturity in February 2028. The multi-tenant mortgage loan is secured by eight properties in six states, totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and for general corporate purposes and future acquisitions.
United Kingdom Multi-Property Loan
On August 13, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of 1.975% + 3-month GBP LIBOR, maturing in August 2023 (the "UK Loan"). With respect to the interest, 80% of the principal amount is fixed by a swap agreement, while the remaining 20% of the principal remains variable. The UK Loan is secured by all 43 of the Company's properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. The other five properties were unencumbered prior to the loan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5 — Credit Facilities
The table below details the outstanding balances as of September 30, 2018 and December 31, 2017 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $632.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €246.5 million ($286.8 million U.S. Dollar ("USD") based on prevailing exchange rates as of August 16, 2018) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”).

	September 30, 2018				December 31, 2017
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$455,556	$368,625	£40,000	€30,000	$298,909	$209,000	£40,000	€30,000

Term Loan	286,033	—	—	246,481	233,165	—	—	194,637
Deferred financing costs	(3,570)	—	—	—	(3,260)	—	—	—
Term Loan, Net	282,463	—	—	246,481	229,905	—	—	194,637
Total Credit Facility	$738,019	$368,625	£40,000	€276,481	$528,814	$209,000	£40,000	€224,637

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.16 for EUR as of September 30, 2018 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.
Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at closing, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon the Company's request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately $60.2 million allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon the Company's request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Loan portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of September 30, 2018, the Credit Facility had a weighted-average effective interest rate of 3.0% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of September 30, 2018, approximately $7.0 million was available for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Mezzanine Facility
In the fourth quarter of 2016, in connection with the Merger, the Company assumed a mezzanine loan agreement (the "Mezzanine Facility") with an estimated aggregate fair value of $107.0 million. The Mezzanine Facility provided for aggregate borrowings of up to €128.0 million, subject to certain conditions. The Mezzanine Facility bore interest at a rate of 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017. On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2018
Cross currency swaps, net (GBP & EUR)	$—	$1,170	$—	$1,170
Foreign currency forwards, net (GBP & EUR)	$—	$2,797	$—	$2,797
Interest rate swaps, net (GBP & EUR)	$—	$3,369	$—	$3,369
Put options (GBP & EUR)	$—	$34	$—	$34
2018 OPP (see Note 12)	$—	$—	$27,600	$27,600
December 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(4,511)	$—	$(4,511)
Foreign currency forwards, net (GBP & EUR)	$—	$(2,737)	$—	$(2,737)
Interest rate swaps, net (GBP & EUR)	$—	$(6,450)	$—	$(6,450)
Put options (GBP & EUR)	$—	$63	$—	$63
2015 OPP (see Note 12)	$—	$—	$(1,600)	$(1,600)
The valuation of the 2018 OPP and 2015 OPP were determined using a Monte Carlo simulation. This analysis reflected the contractual terms of the 2018 OPP and 2015 OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company determined that the 2018 OPP and 2015 OPP valuations in their entireties were classified in Level 3 of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018.
Level 3 Valuations
The following is a reconciliation of the beginning and ending balances for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2018:

(In thousands)	2018 OPP	2015 OPP
Beginning Balance as of December 31, 2017	$—	$1,600
Fair value adjustment	27,600	(1,600)
Ending balance as of September 30, 2018	$27,600	$—

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

		September 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2) (3)	3	$983,634	$982,535	$988,490	$963,751
Revolving Credit Facility (4)	3	$455,556	$457,538	$298,909	$297,890
Term Loan (4)	3	$282,463	$286,623	$229,905	$233,916
__________________________________________________________

(1)	Carrying value includes $1.0 billion gross mortgage notes payable and $0.7 million mortgage discounts, net as of September 30, 2018.

(2)	Carrying value includes $1.0 billion gross mortgage notes payable and $1.9 million mortgage discounts, net as of December 31, 2017.

(3)	Mortgage notes payable are presented net of deferred financing costs of $8.4 million and $5.5 million as of September 30, 2018 and December 31, 2017, respectively.

(4)	Both facilities are part of the Credit Facility (see Note 5 — Credit Facilities for more information).
The fair value of the gross Mortgage notes payable, the Revolving Credit Facility and the Term Loan are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	$—	$(304)
Cross currency swaps (EUR)	Derivative liabilities, at fair value	—	(3,328)
Cross currency swaps (GBP)	Derivative assets, at fair value	1,170	—
Cross currency swaps (GBP)	Derivative liabilities, at fair value	—	(1,183)
Interest rate swaps (USD)	Derivative assets, at fair value	5,992	2,093
Interest rate swaps (GBP)	Derivative assets, at fair value	391	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	—	(3,713)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,646)	(2,446)
Total		$5,907	$(8,881)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,709	$20
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(46)	(1,175)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,146	—
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(12)	(1,258)
Put options (EUR)	Derivative assets, at fair value	34	63
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,368)	(2,384)
Total		$1,463	$(4,734)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and nine months ended September 30, 2018, the Company recorded gains of approximately $0.1 million and $20,699 of ineffectiveness in earnings, respectively. During the three and nine months ended September 30, 2017, the Company recorded gains of approximately $46,000 and $0.1 million of ineffectiveness in earnings, respectively. Additionally, during the three and nine months ended September 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $90,899 and $0.1 million for the three and nine months ended September 30, 2018.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	September 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	48	$239,740	19	$301,155
Interest rate swaps (EUR)	13	215,237	13	222,190
Interest rate swaps (USD)	3	150,000	3	150,000
Total	64	$604,977	35	$673,345
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
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$2,018	$(3,738)	$8,656	$(12,364)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(755)	$(1,461)	$(3,090)	$(4,523)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$16	$(1,102)	$(96)	$(1,007)
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
As of September 30, 2018 and December 31, 2017, the Company had the following outstanding foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	September 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	—	$—	3	$43,222
Cross currency swaps (GBP-USD)	1	64,007	1	66,282
Foreign currency forwards (EUR-USD)	—	—	1	12,099
Total	1	$64,007	5	$121,603
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
As of September 30, 2018, total foreign currency advances under the Credit Facility were approximately $373.0 million, which reflects advances of £40 million ($52.1 million based upon an exchange rate of £1.00 to $1.30, as of September 30, 2018) and advances of €276.5 million ($320.8 million based upon an exchange rate of €1.00 to $1.16, as of September 30, 2018).
The Company designates its net investment hedge position on the first day of each quarterly period. The table below presents the currency draws designated as net investment hedges and the related net investments in real estate designated in foreign currency.

	July 1, 2018
(In thousands)	GBP	EUR
Currency draws (1)	£40,000	€276,481
Net Investments in Real Estate Denominated in Foreign Currency (2)	£92,213	€349,881
(1) $52.1 million and $320.8 million, respectively, based on the aforementioned exchange rates as of September 30, 2018.
(2) $120.1 million and $406.0 million, respectively, based on the aforementioned exchange rates as of September 30, 2018.
The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. There were no undesignated excess positions as of July 1, 2018. The Company recorded gains of $0.1 million and losses of $3.8 million for the three and nine months ended September 30, 2017, respectively, due to currency changes on the undesignated excess, as of July 1, 2017, of the foreign currency advances over the related net investments.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company's EUR investments. The termination payment amount will remain in AOCI until the hedge item is liquidated.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $1.4 million and $4.8 million on the non-designated hedges for the three and nine months ended September 30, 2018, respectively. The Company recorded losses of $2.0 million and $5.4 million on the non-designated hedges for the three and nine months ended September 30, 2017, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	46	$43,500	24	$32,116
Foreign currency forwards (EUR-USD)	41	42,428	22	35,712
Interest rate swaps (EUR)	5	140,573	6	414,093
Options (GBP-USD)	—	—	1	675
Options (EUR-USD)	1	2,500	5	9,250
Total	93	$229,001	58	$491,846
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2018	$10,442	$—	$—	$10,442	$(55)	$—	$10,387
September 30, 2018	$—	$(3,071)	$—	$(3,071)	$55	$—	$(3,016)
December 31, 2017	$2,176	$(15,791)	$—	$(13,615)	$—	$—	$(13,615)
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
As of September 30, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.5 million. As of September 30, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 8 — Stockholders' Equity
Common Stock
As of September 30, 2018 and December 31, 2017, the Company had 72.1 million and 67.3 million shares of Common Stock outstanding, respectively, excluding unvested restricted shares of Common Stock ("restricted shares") and long-term incentive plan units in the OP ("LTIP Units") issued in accordance with the OPP which are currently, or may be in the future, convertible into shares of Common Stock. During the second quarter of 2017, all outstanding limited partnership units in the OP ("OP Units") which were held by limited partners other than the Company, and totaled 181,841, were converted into Common Stock. On February 28, 2017, the Company completed a reverse stock split of Common Stock, OP Units and LTIP Units, at a ratio of 1-for-3, the impact of which was already reflected in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018.
Equity Distribution Agreement - Common Stock
The Company has entered into an Equity Distribution Agreement with UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA Inc., FBR Capital Markets & Co. and KeyBanc Capital Markets Inc. to sell shares of Common Stock, to raise aggregate sales proceeds of $175.0 million, from time to time, pursuant to an “at the market” equity offering program (the “ATM Program”). During the three and nine months ended September 30, 2018, the Company sold 164,927 shares of Common Stock through the ATM Program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million.
Underwriting Agreement - Common Stock
On August 20, 2018, the Company completed the issuance and sale of 4,600,000 shares of Common Stock (including 600,000 shares issued and sold pursuant to the underwriters' exercise of their option to purchase additional shares in full) in an underwritten public offering at a price per share of $20.65. The gross proceeds from this offering were $95.0 million before deducting the underwriting discount of $3.8 million and additional offering expenses of $0.3 million.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 and 5,409,650 as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), as of September 30, 2018 and December 31, 2017, respectively. The Company had 5,416,890 and 5,409,650 shares of Series A Preferred Stock issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively.
Equity Distribution Agreement - Series A Preferred Stock
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended September 30, 2018, the Company sold 3,225 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $81,009, before commissions paid of $1,215 and additional issuance costs of $0.1 million. During the nine months ended September 30, 2018, the Company sold 7,240 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
Monthly Dividends
The Company generally pays dividends on Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9 — Commitments and Contingencies
Operating Ground Leases
Certain properties that the Company owns are subject to ground leases, which are accounted for as operating leases. The ground leases have various expiration dates, renewal options, and rental rate escalations, with the latest leases extending to April 2105. Future minimum rental payments to be made by the Company under these non-cancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

(In thousands)	Future Ground Lease Payments
2018 (remainder)	$347
2019	1,390
2020	1,390
2021	1,390
2022	1,390
2023	1,390
Thereafter	41,085
Total	$48,382
The Company incurred rent expense on ground leases of $0.4 million and $1.1 million during the three and nine months ended September 30, 2018, respectively. The Company incurred rent expense on ground leases of $0.3 million and $1.0 million during the three and nine months ended September 30, 2017, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Former Service Provider filed a complaint against (i) GNL and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Former Service Provider by the Company on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleges breach of contract against GNL, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Former Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Former Service Provider’s request for a preliminary injunction preventing defendants from terminating the Former Service Provider, (ii) dismissing the Former Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Former Service Provider’s remaining claims to proceed.  On April 16, 2018, the defendants filed answers and counterclaims against the Former Service Provider alleging damages resulting from the Former Service Provider’s underperformance of its duties, as well as damages related to the Former Service Provider’s retention of approximately $91,000 in pre-paid fees for the post-termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery. During the three and nine months ended September 30, 2018, the Company incurred $0.5 million and $1.9 million, respectively, of litigation costs relating to the matter, which are included in acquisition and transaction related costs in our Consolidated Statement of Operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2018 and December 31, 2017, AR Global and its affiliates and a subsidiary of the Former Service Provider owned, in the aggregate, 35,900 and 39,904 shares of outstanding Common Stock, respectively. The Advisor and its affiliates currently may, and, the Former Service Provider previously could incur costs and fees on behalf of the Company. The Company had $16,000 of receivables from related parties and $0.8 million of payables to affiliates of the Advisor, as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, AR Global indirectly owned 95% of the membership interests in the Advisor, while Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. The Advisor, the Former Service Provider, the Special Limited Partner and individual investors all previously held OP Units, however on April 1, 2017, the remaining 181,841 OP Units which were held by individual members and employees of AR Global, were converted into Common Stock. There were no OP Units held by anyone other than the Company outstanding as of September 30, 2018 and December 31, 2017. The OP made cash distributions to partners other than the Company of $0.1 million during the nine months ended September 30, 2017.
In addition, in connection with the OPP, the Company paid $0.2 million and $0.4 million in distributions on the LTIP Units during the three and nine months ended September 30, 2018, respectively, which are included in accumulated deficit in the consolidated statement of changes in equity. As of September 30, 2018 and December 31, 2017, the Company had no unpaid distributions on the LTIP Units.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's initial public offering, which was ongoing from October 2012 to June 2014 and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), which became the parent company of the Former Dealer Manager in December 2012, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name of Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Capital, AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global's principals, and RCAP Holdings, LLC. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not a defendant in the suit, nor are there any allegations that the Advisor engaged in any wrongful conduct. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion to dismiss. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the NYSE, the Company entered into the advisory agreement with the Advisor (the "Advisory Agreement"), which was subsequently amended on August 14, 2018 (the "August Amendment") and November 6, 2018 (the "November Amendment") (see Note 14 — Subsequent Events for additional information). These amendments only revise the provisions regarding the effective annual thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
Under the Advisory Agreement, the Company pays the Advisor the following fees in cash:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and

(ii)
plus a variable fee, payable monthly in advance in cash, equal to 1.25% of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”).

Additionally, the Company pays the Advisor the Incentive Compensation, an amount earned each quarter, 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions).
Under the Advisory Agreement, prior to the August Amendment, the Incentive Compensation was equal to: (a) 15% of the Company’s Core AFFO (as defined in the Advisory Agreement) per weighted-average share outstanding for the applicable period (“Core AFFO Per Share”)(1) in excess of an incentive hurdle based on an annualized Core AFFO Per Share of $2.37, plus (b) 10% of the Core AFFO Per Share in excess of an incentive hurdle of an annualized Core AFFO Per Share of $3.08. The $2.37 and $3.08 incentive hurdles were subject to annual increases of 1% to 3%.
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. During the three and nine months ended September 30, 2018 Incentive Compensation expense was $0.4 million.
In addition, the August Amendment revised the provisions in the Advisory Agreement governing adjustments to these annual thresholds. The annual thresholds may, beginning with effect from July 1, 2020, be increased each year in the sole discretion of a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor), by a percentage equal to between 0% and 3% instead of 1% and 3%. In addition, in August 2023 and every five years thereafter, the Advisor will have a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted.
The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement.
_______________________________

(1)
For purposes of the Advisory Agreement, as amended by the November Amendment, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs; (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Solely with respect to the Company's investments in properties located in Europe, prior to the effectiveness of the termination of the Former Service Provider in March 2018, the Former Service Provider received, from the Property Manager, a portion of the fees payable to the Property Manager equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager was paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Former Service Provider. Following the termination of the Former Service Provider, the Former Service Provider no longer receives any amounts from the Advisor. For additional information, see Note 1 — Organization.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017		(Receivable) Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2018		December 31, 2017
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	—	$—	$—	$49	(2)	$49	(2)
Ongoing fees (5):
Asset management fees (1)	5,312	—	5,250	—	16,852	—	15,647	—	—		240	(2)
Property management fees	1,283	—	1,118	—	3,712	—	3,341	1,177	—	(2) (3)	59	(2) (3)
Incentive compensation	361	—	—	—	361	—	—	—	—		—
Total related party operational fees and reimbursements	$6,956	$—	$6,368	$—	$20,925	$—	$18,988	$1,177	$49		$348	(4)
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter and three quarters of the annual Minimum Base Management Fee for the three and nine months ended September 30, 2018, respectively, and, the Variable Base Management Fee of $1.3 million and $3.7 million for the three and nine months ended September 30, 2018, respectively. The Variable Base Management Fee was $0.8 million and $2.1 million for the three and nine months ended September 30, 2017, respectively.

(2)	Balance included within due to related parties on the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

(3)
Prepaid property management fees of zero and $0.2 million as of September 30, 2018 and December 31, 2017, respectively, are not included in the table above and are included in prepaid expenses and other assets on the consolidated balance sheets.

(4)
In addition, as of December 31, 2017 due to related parties includes $0.3 million of costs accrued for Global II Advisor, $0.1 million of costs accrued for transfer agent fees and $0.1 million of costs relating to RCS Advisory (as defined below), all of which are not reflected in the table above.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(5)
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor or the Property Manager may forgive certain fees including asset management and property management fees. Because the Advisor or the Property Manager may forgive certain fees, cash flow from operations that would have been paid to the Advisor or the Property Manager may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager at any point in the future.

Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company's board of directors. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Former Service Provider prior to its termination and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2018 and 2017.
In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2018 and 2017, there were no property operating and general administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. During the nine months ended September 30, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in the Gain Fee due to the Advisor of $0.6 million. As of September 30, 2018 and December 31, 2017, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the three and nine months ended September 30, 2018.
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
Upon consummation of the Merger, Class B Units were tendered to the Company and the balance of the excess amount of $5.1 million is payable in eight equal monthly installments beginning on January 15, 2017. Such receivable was acquired by the Company in the Merger. As of September 30, 2017, the Company had received the full amount of payments with respect to the excess organization and offering costs incurred by Global II.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share of Common Stock on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2018 and December 31, 2017, no stock options were issued under the Plan.
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
We pay independent director compensation as follows: (i) the annual retainer payable to all independent directors is $100,000 per year, (ii) the annual retainer for the non-executive chair is $105,000, (iii) the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee is $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period.
Under the RSP, the number of shares of Common Stock available for awards is equal to 10.0% of the Company's outstanding shares of Common Stock on a fully diluted basis at any time. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP. Restricted Share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of Restricted Shares may receive cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares.
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
The following table reflects the amount of RSUs outstanding as of September 30, 2018:

	Number RSUs	Weighted-Average Issue Price
Unvested, December 31, 2017	49,112	$24.29
Vested	(19,384)	24.43
Granted	17,039	18.34
Forfeitures	—	—
Unvested, September 30, 2018	46,767	22.05

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Compensation expense related to RSUs was $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of September 30, 2018, the Company had $0.8 million unrecognized compensation costs related to unvested RSUs granted under the RSP. The cost is expected to be recognized over a weighted-average period of 2.0 years.
Multi-Year Outperformance Agreement
On July 19, 2018, the Company and the OP, entered into the 2018 OPP with the Advisor. The 2018 OPP was entered into in connection with the conclusion of the performance period under the 2015 OPP since no LTIP Units had been earned under the 2015 OPP as of June 2, 2018 (the "2018 OPP Effective Date"). The 2018 OPP Effective Date was also the final date of the performance period under the 2015 OPP. Because no performance goals under the 2015 OPP were achieved, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of the 2018 OPP Effective Date.
The Company recorded equity-based compensation expense associated with the awards pursuant to the 2015 OPP over the requisite service period on a graded vesting basis. Under the 2018 OPP, total equity-based compensation expense was valued and will be recorded evenly over the requisite service period of approximately 2.85 years from the grant date. The equity-based compensation expense will be adjusted each reporting period for changes in the estimated market-related performance. The Company recorded compensation expense related to the 2018 OPP of $1.9 million for the three months ended September 30, 2018, and $0.8 million, net for the 2015 OPP and 2018 OPP for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company recorded income of $1.0 million and $3.2 million, respectively, related to the 2015 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units (whether issued pursuant to the 2015 OPP or the 2018 OPP) are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the applicable out performance award agreement, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.4 million and $0.5 million in distributions related to LTIP Units during the nine months ended September 30, 2018 and 2017, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereto.
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the 2018 OPP Effective Date, the Advisor was issued a total of 2,554,930 LTIP Units (the “Award LTIP Units”) pursuant to the 2018 OPP. The Award LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period (the “Performance Period”), commencing on the 2018 OPP Effective Date and ending on the earliest of (i) June 2, 2021, the third anniversary of the 2018 OPP Effective Date, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
Half of the Award LTIP Units (the “Absolute TSR LTIP Units”) will be eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the Performance Period as follows:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The award of LTIP Units under the 2018 OPP is administered by the compensation committee of the Company’s board of directors, provided that any of the compensation committee’s powers can be exercised instead by the board if the board so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or OP Units into which they may be converted in accordance with the terms of the agreement of limited partnership of the OP).
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
During the third quarter of 2018, the OP made a distribution to the Advisor totaling approximately $0.1 million, representing the amount that would have been paid with respect to the Award LTIP Units after the 2018 OPP Effective Date but prior to July 19, 2018.
2015 OPP

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
One third of any earned LTIP Units were to vest, subject to the Advisor’s continued service through each vesting date, on each of the third, fourth and fifth anniversaries of June 2, 2015. Any earned and vested LTIP Units would have been converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The 2015 OPP provided for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor was terminated or in the event the Company incurred a change in control, in either case prior to the end of the Three-Year Period. As of June 2, 2017 (end of the Two-Year Period), June 2, 2016 (end of the first One-Year Period) and June 2, 2018 (end of the Three-Year Period), no LTIP units were earned by the Advisor under the terms of the 2015 OPP. Accordingly, all LTIP Units that had been issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP as of the end of the Three-Year Period.
One third of any earned LTIP Units, subject to the Advisor’s continued service through each vesting date, was to vest on each of the third, fourth and fifth anniversaries of June 2, 2015. The 2015 OPP provided for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor had been terminated by the Company, or in the event the Company incurred a change in control, in either case prior to the end of the Three-Year Period.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2018 and 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$177	$2,104	$7,826	$14,733
Adjustments to net (loss) income attributable to common stockholders for common share equivalents	(316)	(186)	(526)	(556)
Adjusted net (loss) income attributable to common stockholders	$(139)	$1,918	$7,300	$14,177

Basic and diluted net (loss) income per share attributable to common stockholders	$—	$0.03	$0.11	$0.21
Weighted average shares outstanding:
Basic	69,441,639	67,286,615	68,014,855	66,739,723
Diluted	69,441,639	67,286,615	68,417,253	66,739,723
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
Diluted net income (loss) per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted stock, OP Units and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted shares	46,767	49,527	—	49,527
OP Units (1)	—	—	—	61,280
LTIP Units (2)	2,110,594	3,013,933	355,631	3,013,933
Total anti-dilutive common share equivalents	2,157,361	3,063,460	355,631	3,124,740
____________________________________

(1)	On April 3, 2017, all remaining OP Units were converted into Common Stock.

(2)
Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of September 30, 2018. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Share Based Compensation for additional information on the 2018 OPP and 2015 OPP.

Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Share-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the nine months ended September 30, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No common share equivalents related to LTIP Units were included in the computation for the three months ended September 30, 2018 due the net loss in the period. No common share equivalents related to LTIP Units were included in the computation for the three and nine month ended September, 2017 because no LTIP Units would have been earned (and, therefore, no shares of Common Stock could have been issued with respect to LTIP Units) based on the stock price at September, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Amendment to Advisory Agreement
On November 6, 2018, the Company entered into the November Amendment, an amendment to the Advisory Agreement to clarify that the Incentive Compensation should be excluded when calculating Core AFFO. See Note 10 — Related Party Transactions for additional details.

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

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.

•	Adverse changes in exchange rates may reduce the net income associated with our properties located outside of the United States ("U.S.").

•	The Advisor may not be able to identify a sufficient number of property acquisitions satisfying our investment objectives on acceptable terms and prices, or at all.

•
We may be unable to continue to raise additional debt or equity financing on attractive terms, or at all, and there can be no assurance we will be able to fund the acquisitions contemplated by our investment objectives.

•
Provisions in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior unsecured multi-currency credit facility (our ‘‘Credit Facility’’), may limit our ability to pay dividends on our common stock, $0.01 par value per share ("Common Stock"), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock") or any other stock we may issue.

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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On June 2, 2015, we listed shares of our Common Stock on the New York Stock Exchange ("NYSE") under the symbol "GNL" (the "Listing"). We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties.
As of September 30, 2018, we owned 336 properties consisting of 26.2 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.6 years. Based on the percentage of annualized rental income on a straight-line basis, as of September 30, 2018, 52.9% of our properties were located in the U.S. and 47.1% of our properties were located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2018, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
Following the termination of Moor Park Capital Partners LLP (the "Former Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of our European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider. See Note 1, Organization, and Part II, Item 3. Legal Proceedings.
During the nine months ended September 30, 2018, we sold two properties for a sales price of $25.3 million and acquired seventeen properties for an aggregate purchase price of $267.4 million (see Note 3 — Real Estate Investments, Net to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
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

Properties
We acquire and operate a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net leases. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2018:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9,094	5.5
Wickes Building Supplies I	May 2013	UK	1	29,679	6.0
Everything Everywhere	Jun. 2013	UK	1	64,832	8.8
Thames Water	Jul. 2013	UK	1	78,650	3.9
Wickes Building Supplies II	Jul. 2013	UK	1	28,758	8.2
PPD Global Labs	Aug. 2013	US	1	76,820	6.3
Northern Rock	Sep. 2013	UK	2	86,290	4.9
Wickes Building Supplies III	Nov. 2013	UK	1	28,465	10.2
Con-way Freight	Nov. 2013	US	7	105,090	5.2
Wolverine	Dec. 2013	US	1	468,635	4.3
Encanto	Dec. 2013	PR	18	65,262	6.8
Rheinmetall	Jan. 2014	GER	1	320,102	5.3
GE Aviation	Jan. 2014	US	1	369,000	7.3
Provident Financial	Feb. 2014	UK	1	117,003	17.1
Crown Crest	Feb. 2014	UK	1	805,530	20.4
Trane	Feb. 2014	US	1	25,000	5.2
Aviva	Mar. 2014	UK	1	131,614	10.7
DFS Trading I	Mar. 2014	UK	5	240,230	11.5
GSA I	Mar. 2014	US	1	135,373	3.9
National Oilwell Varco I	Mar. 2014	US	1	24,450	4.8
Talk Talk	Apr. 2014	UK	1	48,415	6.5
GSA II	Apr. 2014	US	2	24,957	4.4
OBI DIY	Apr. 2014	GER	1	143,633	5.3
DFS Trading II	Apr. 2014	UK	2	39,331	11.5
GSA III	Apr. 2014	US	2	28,364	6.6
GSA IV	May 2014	US	1	33,000	6.8
Indiana Department of Revenue	May 2014	US	1	98,542	4.3
National Oilwell Varco II	May 2014	US	1	7,500	10.7
Nissan	May 2014	US	1	462,155	10.0
GSA V	Jun. 2014	US	1	26,533	4.5
Lippert Components	Jun. 2014	US	1	539,137	7.9
Select Energy Services I	Jun. 2014	US	3	135,877	8.1
Bell Supply Co I	Jun. 2014	US	6	79,829	10.3
Axon Energy Products (2)	Jun. 2014	US	3	213,634	3.9
Lhoist	Jun. 2014	US	1	22,500	4.3
GE Oil & Gas	Jun. 2014	US	2	69,846	5.0
Select Energy Services II	Jun. 2014	US	4	143,417	8.1
Bell Supply Co II	Jun. 2014	US	2	19,136	10.3
Superior Energy Services	Jun. 2014	US	2	42,470	5.5
Amcor Packaging	Jun. 2014	UK	7	294,580	6.2
GSA VI	Jun. 2014	US	1	6,921	5.5
Nimble Storage	Jun. 2014	US	1	164,608	3.1
FedEx - 3 Pack	Jul. 2014	US	3	338,862	3.8
Sandoz, Inc.	Jul. 2014	US	1	154,101	7.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
Wyndham	Jul. 2014	US	1	31,881	6.6
Valassis	Jul. 2014	US	1	100,597	4.6
GSA VII	Jul. 2014	US	1	25,603	6.1
AT&T Services	Jul. 2014	US	1	401,516	7.8
PNC - 2-Pack	Jul. 2014	US	2	210,256	10.8
Fujitisu	Jul. 2014	UK	3	162,888	11.5
Continental Tire	Jul. 2014	US	1	90,994	3.8
Achmea	Jul. 2014	NETH	2	190,252	5.3
BP Oil	Aug. 2014	UK	1	2,650	7.1
Malthurst	Aug. 2014	UK	2	3,784	7.1
HBOS	Aug. 2014	UK	3	36,071	6.8
Thermo Fisher	Aug. 2014	US	1	114,700	5.9
Black & Decker	Aug. 2014	US	1	71,259	3.3
Capgemini	Aug. 2014	UK	1	90,475	4.5
Merck & Co.	Aug. 2014	US	1	146,366	6.9
Dollar Tree - 65-Pack	Aug. 2014	US	58	485,992	10.9
GSA VIII	Aug. 2014	US	1	23,969	5.9
Waste Management	Sep. 2014	US	1	84,119	4.3
Intier Automotive Interiors	Sep. 2014	UK	1	152,711	5.6
HP Enterprise Services	Sep. 2014	UK	1	99,444	7.5
FedEx II	Sep. 2014	US	1	11,501	5.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	130,581	4.0
Dollar General - 39-Pack	Sep. 2014	US	21	199,946	9.5
FedEx III	Sep. 2014	US	2	221,260	5.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	89,900	5.9
Kuka	Sep. 2014	US	1	200,000	5.8
CHE Trinity	Sep. 2014	US	2	373,593	4.2
FedEx IV	Sep. 2014	US	2	255,037	4.3
GE Aviation	Sep. 2014	US	1	102,000	4.3
DNV GL	Oct. 2014	US	1	82,000	6.4
Bradford & Bingley	Oct. 2014	UK	1	120,618	11.0
Rexam	Oct. 2014	GER	1	175,615	6.4
FedEx V	Oct. 2014	US	1	76,035	5.8
C&J Energy	Oct. 2014	US	1	96,803	5.1
Dollar Tree II	Oct. 2014	US	34	282,730	11.0
Panasonic	Oct. 2014	US	1	48,497	9.8
Onguard	Oct. 2014	US	1	120,000	5.3
Metro Tonic	Oct. 2014	GER	1	636,066	7.0
Axon Energy Products	Oct. 2014	US	1	26,400	6.1
Tokmanni	Nov. 2014	FIN	1	800,834	14.9
Fife Council	Nov. 2014	UK	1	37,331	5.4
Dollar Tree III	Nov. 2014	US	2	16,442	10.9
GSA IX	Nov. 2014	US	1	28,300	3.6
KPN BV	Nov. 2014	NETH	1	133,053	8.3
RWE AG	Nov. 2014	GER	3	594,415	6.2
Follett School	Dec. 2014	US	1	486,868	6.3
Quest Diagnostics	Dec. 2014	US	1	223,894	5.9
Diebold	Dec. 2014	US	1	158,330	3.3
Weatherford Intl	Dec. 2014	US	1	19,855	7.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
AM Castle	Dec. 2014	US	1	127,600	6.1
FedEx VI	Dec. 2014	US	1	27,771	5.9
Constellium Auto	Dec. 2014	US	1	320,680	11.2
C&J Energy II	Mar. 2015	US	1	125,000	5.1
Fedex VII	Mar. 2015	US	1	12,018	6.0
Fedex VIII	Apr. 2015	US	1	25,852	6.0
Crown Group I	Aug. 2015	US	3	295,974	16.8
Crown Group II	Aug. 2015	US	3	642,595	16.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	60,798	11.3
JIT Steel Services	Sep. 2015	US	2	126,983	11.3
Beacon Health System, Inc.	Sep. 2015	US	1	49,712	7.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109,000	11.0
FedEx Ground	Sep. 2015	US	1	91,029	6.8
Office Depot	Sep. 2015	NETH	1	206,331	10.4
Finnair	Sep. 2015	FIN	4	656,275	5.9
Auchan	Dec. 2016	FR	1	152,235	4.9
Pole Emploi	Dec. 2016	FR	1	41,452	4.8
Sagemcom	Dec. 2016	FR	1	265,309	5.3
NCR Dundee	Dec. 2016	UK	1	132,182	8.1
FedEx Freight I	Dec. 2016	US	1	68,960	4.9
DB Luxembourg	Dec. 2016	LUX	1	156,098	5.2
ING Amsterdam	Dec. 2016	NETH	1	509,369	6.8
Worldline	Dec. 2016	FR	1	111,338	5.3
Foster Wheeler	Dec. 2016	UK	1	365,832	5.8
ID Logistics I	Dec. 2016	GER	1	308,579	6.1
ID Logistics II	Dec. 2016	FR	2	964,489	6.2
Harper Collins	Dec. 2016	UK	1	873,119	6.9
DCNS	Dec. 2016	FR	1	96,995	6.0
Cott Beverages Inc	Feb. 2017	US	1	170,000	8.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	157,660	8.0
Bridgestone Tire	Sep. 2017	US	1	48,300	8.8
GKN Aerospace	Oct. 2017	US	1	97,864	8.3
NSA-St. Johnsbury I	Oct. 2017	US	1	87,100	14.1
NSA-St. Johnsbury II	Oct. 2017	US	1	84,949	14.1
NSA-St. Johnsbury III	Oct. 2017	US	1	40,800	14.1
Tremec North America	Nov. 2017	US	1	127,105	9.0
Cummins	Dec. 2017	US	1	58,546	6.7
GSA X	Dec. 2017	US	1	25,604	11.3
NSA Industries	Dec. 2017	US	1	82,862	14.3
Chemours	Feb. 2018	US	1	300,000	9.3
Fiat Chrysler	Mar. 2018	US	1	127,974	9.4
Lee Steel	Mar. 2018	US	1	114,042	10.0
LSI Steel - 3 Pack	Mar. 2018	US	3	217,924	9.1
Contractors Steel Company	May 2018	US	5	1,392,000	9.3
FedEx Freight II	Jun. 2018	US	1	21,574	13.9
DuPont Pioneer	Jun. 2018	US	1	200,000	10.2
Rubbernaid	Jul. 2018	US	1	668,592	10.3
NetScout	Aug. 2018	US	1	144,779	11.9
Bush Industries	Sep. 2018	US	1	456,094	20.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet	Average Remaining Lease Term (1)
FedEx Freight III	Sep. 2018	US	1	29,051	14.4
Total			336	26,197,051	8.6
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of September 30, 2018.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.
Asset Impairment
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of either the real estate assets or the related intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for inherent risk associated with each investment. During the three and nine months ended September 30, 2018, we did not record any impairment charges for either the real estate assets or the related intangible assets associated with our real estate investments.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
Rental Income
Rental income was $68.7 million and $61.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase in rental income was primarily driven by the impact of our net acquisitions of 24 properties since September 30, 2017 and income of $3.0 million relating to a lease termination fee from the disposal of Veolia Water, which was sold during the three months ended September 30, 2018. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee in accordance with the terms of the lease. These increases were partially offset by a decrease in the value of the GBP and Euro in the third quarter of 2018 from the third quarter of 2017 compared to the USD.
Operating Expense Reimbursements
Operating expense reimbursements were $3.3 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $5.3 million and $7.2 million for the three months ended September 30, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The decrease in property operating expenses was due to a decrease in reimbursable expenses, which are offset in operating expense reimbursements, lower fees and a decrease in the value of the GBP and Euro compared to the USD in the third quarter of 2018 from the third quarter of 2017.
During the three months ended September 30, 2018 we recognized bad debt expense of $0.1 million. During the three months ended September 30, 2017, we recognized bad debt expense of $0.6 million for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $7.0 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, prior to the termination of the Former Service Provider effective in March 2018. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive

Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase in the amount of the payments of the Variable Base Management Fee in connection with public offerings of Series A Preferred Stock and issuances of Common Stock pursuant to the ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. The increase from the prior-year period was also due to an increase in the property management fees incurred from our net acquisition of 24 properties since September 30, 2017. During the three months ended September 30, 2018, Incentive Compensation expense was $0.4 million. No Incentive Compensation was earned for the three months ended September 30, 2017.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended September 30, 2018 and 2017, property management fees were $1.3 million and $1.1 million, respectively. No property management fees were forgiven during the three months ended September 30, 2018 and 2017.
Acquisition and Transaction Related Costs
We recognized $2.8 million of acquisition and transaction costs during the three months ended September 30, 2018, which primarily related to $0.5 million in litigation costs related to the termination of the Former Service Provider and $1.7 million in fees associated with the exploration of a potential equity offering.
Acquisition and transaction related expenses for the three months ended September 30, 2017 were approximately $1.1 million, which included approximately $0.8 million related to the novation of our derivative contracts in connection with the replacement of our credit facility the Company terminated on July 24, 2017 (as amended from time to time, the "Prior Credit Facility") with our Credit Facility and approximately $0.2 million related to the ATM Program.
General and Administrative Expense
General and administrative expenses were $3.2 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the increase in professional fees.
Equity-Based Compensation Expense
During the three months ended September 30, 2018 and 2017, we recognized expense of $2.1 million and income of $0.4 million, respectively, for equity-based compensation. The amounts in both periods relate to our multi-year outperformance agreements with the Advisor, one entered into in June 2015 (the “2015 OPP”) and one entered into in July 2018 (the “2018 OPP”), and the amortization of restricted stock units in respect of shares of Common Stock, ("RSUs"), granted to our independent directors. The income in the 2017 period was primarily due to an expense reversal resulting from a decrease in the valuation of the award under the 2015 OPP, which was no longer effective as of June 2, 2018 (i.e., the end of the measurement period). In July 2018, the 2015 OPP was replaced by the 2018 OPP.
Depreciation and Amortization
Depreciation and amortization expense was $30.2 million and $29.9 million for the three months ended September 30, 2018 and 2017, respectively. The increase in the third quarter of 2018 compared to the third quarter of 2017 is due to additional depreciation and amortization expense incurred for the net acquisition of 24 properties since September 30, 2017. During the three months ended September 30, 2018, the average exchange rate for GBP to USD decreased by 0.5%, and the average exchange rate for Euro to USD decreased by 1.1%, when compared to the same period last year.
Interest Expense
Interest expense was $15.1 million and $12.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.4 billion as of September 30, 2017 to $1.7 billion as of September 30, 2018 and the weighted-average effective interest rate of our total debt increased from 2.8% as of September 30, 2017 to 3.0% as of September 30, 2018. During the three months ended September 30, 2018, the average exchange rate for GBP to USD decreased by 0.5%, and the average exchange rate for Euro to USD decreased by 1.1%, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
During the third quarter of 2018, we entered into the UK loan, which is secured by all 43 of our properties located in the United Kingdom. At closing, the £209.0 million of net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. As a result of this transaction, we recorded charges totaling $2.6 million, consisting of $1.5 million of previously recorded deferred financing costs, $0.6 million in mortgage prepayment fees as a result of the UK Loan and $0.5 million in mortgage prepayment fees as a result of a property disposition.
Gain (Loss) on derivative instruments
The gain of $1.3 million and loss of $3.1 million on derivative instruments for the three months ended September 30, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the three months ended September 30, 2018, the average exchange rate for GBP to USD decreased by 0.5%, and the average exchange rate for Euro to USD decreased by 1.1%, when compared to the same period last year.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income tax incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxation across jurisdictions. Income tax expense was $0.5 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Rental Income
Rental income was $198.0 million and $180.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in rental income was primarily driven by our net acquisition of 24 properties since September 30, 2017 and income of $3.0 million relating to a lease termination fee from the disposal of Veolia Water during the nine months ended September 30, 2018. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee in accordance with the terms of the lease. The increase was also driven, in part, by a rise in the value of the GBP and Euro in the first nine months of 2018 from the first nine months of 2017, as compared to the USD.
Operating Expense Reimbursements
Operating expense reimbursements were $13.0 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements increased due to the net acquisition of 24 properties since September 30, 2017 and certain adjustments for real estate taxes for several European properties relating to operations during the year ended December 31, 2017.
Property Operating Expenses
Property operating expenses were $21.0 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The decrease in property operating expenses was due to a decrease in reimbursable expenses, which are offset in operating expense reimbursements, and an increase in the value of the GBP and Euro compared to the USD in the first nine months of 2018 from the first nine months of 2017, partially offset by the impact of our net acquisition of 24 properties since September 30, 2017.
During the nine months ended September 30, 2018 we recognized bad debt expense of $0.2 million. During the nine months ended September 30, 2017 we recognized bad debt expense of $1.2 million for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.

Operating Fees to Related Parties
Operating fees paid to related parties were $20.9 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, prior to the termination of the Former Service Provider effective in March 2018. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase in the amount of the payments of the Variable Base Management Fee in connection with public offerings of Series A Preferred Stock and issuances of Common Stock pursuant to the ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. The increase from the prior-year period was also due to an increase in the property management fees incurred from our net acquisition of 24 properties since September 30, 2017. During the nine months ended September 30, 2018, Incentive Compensation expense was $0.4 million. No Incentive Compensation was earned for the nine months ended September 30, 2017.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the nine months ended September 30, 2018 and 2017, property management fees were $3.7 million and $3.3 million, respectively. The Property Manager elected to forgive $1.2 million of the property management fees for the nine months ended September 30, 2017. No property management fees were forgiven during the nine months ended September 30, 2018.
Acquisition and Transaction Related Costs
We recognized $5.2 million of acquisition and transaction costs during the nine months ended September 30, 2018, which primarily related to $1.9 million in litigation costs related to the termination of the Former Service Provider, $1.7 million in fees associated with the exploration of a potential equity offering, $0.6 million in costs related to the UK Loan and $1.0 million of other costs.
During the nine months ended September 30, 2017, acquisition and transaction related expenses totaled $2.3 million, which included $0.8 million of third party professional fees related to the Company's merger (the "Merger"), which closed in December 2016 with American Realty Capital Global Trust II, Inc., $0.8 million related to novation of our derivative contracts in connection with the replacement of the Prior Credit Facility with our Credit Facility and $0.5 million related to the ATM Program.
General and Administrative Expense
General and administrative expenses were $7.8 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity-Based Compensation Expense
During the nine months ended September 30, 2018 and 2017, we recognized expense of $1.2 million and income of $2.6 million, respectively, for equity-based compensation. the amounts in both periods relate to our multi-year outperformance agreement with the Advisor and amortization of restricted stock units in respect of shares of Common Stock, or RSUs, granted to our independent directors. The income in the 2017 period was primarily due to an expense reversal resulting from a decrease in the valuation of the award under the 2015 OPP, which was no longer effective as of June 2, 2018 (i.e., the end of the measurement period). In July 2018, the 2015 OPP was replaced by the 2018 OPP.
Depreciation and Amortization
Depreciation and amortization expense was $89.5 million and $84.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the first nine months of 2018 compared to the first nine months of 2017 is due to additional depreciation and amortization expense incurred for the net acquisition of 24 properties since September 30, 2017. During the nine months ended September 30, 2018, the average exchange rate for GBP to USD increased by 5.9%, and the average exchange rate for Euro to USD increased by 7.2%, when compared to the same period last year.
Interest Expense
Interest expense was $42.5 million and $35.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.4 billion as of September 30, 2017 to $1.7 billion as of September 30, 2018 and the weighted-average effective interest rate of our total debt increased from 2.8% as of September 30, 2017 to 3.0% as of September 30, 2018. During the nine months ended

September 30, 2018, the average exchange rate for GBP to USD increased by 5.9%,, and the average exchange rate for Euro to USD increased by 7.2%, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
During the third quarter of 2018, we entered into the UK Loan. The UK Loan is secured by all 43 of our properties located in the United Kingdom. At closing, the £209.0 million of net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. As a result of this transaction, we recorded charges of $3.9 million, consisting of the write off $1.5 million of previously recorded deferred financing costs and prepayment penalties paid on early extinguishment of debt of $2.4 million. Prepayment penalties for the nine months ended September 30, 2018 includes the reclassification of $1.3 million of costs which were previously classified as acquisition and transaction related costs in the three months ended June 30, 2018.
Gain (Loss) on derivative instruments
The gain of $4.7 million and loss of $6.6 million on derivative instruments for the nine months ended September 30, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
Unrealized Gain (Loss) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
During the nine months ended September 30, 2018 and 2017, the Company recorded gains on undesignated foreign currency advances and other hedge ineffectiveness of $18,000 and losses of $3.8 million, respectively. The loss during the nine months ended September 30, 2017 primarily related to the marked-to-market adjustments on the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges. Effective on July 24, 2017, in connection with the refinancing of the Prior Credit Facility, our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect charges/gains on excess amounts in the future.
Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the nine months ended September 30, 2018, the average exchange rate for GBP to USD increased by 5.9%, and the average exchange rate for Euro to USD increased by 7.2%, when compared to the same period last year.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income tax incurred, if any, including foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxation across jurisdictions. Income tax expense was $2.8 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Cash Flows from Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $103.4 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management and interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2018 reflect net income of $15.2 million, adjusted for non-cash items of $92.5 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $9.0 million.
During the nine months ended September 30, 2017, net cash provided by operating activities was $102.5 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees to related parties paid for asset and property management, and the amount of interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2017 primarily reflect net income of $15.1 million adjusted for non-cash items of $79.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $1.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2018 of $251.0 million was driven by property acquisitions of $267.4 million, property acquisition deposits of $3.8 million and capital expenditures of $2.6 million. These cash uses were partially offset by cash from asset dispositions of $23.3 million during the nine months ended September 30, 2018.
Net cash used in investing activities during the nine months ended September 30, 2017 of $15.3 million was related to the acquisition of four properties with an aggregate base purchase price of $37.1 million, which were funded by cash on hand, and capital expenditures of $1.2 million, partially offset by proceeds from the sale of real estate investments of $12.4 million for the disposition of Kulicke & Soffa.
Cash Flows from Financing Activities
Net cash provided by financing activities of $204.1 million during the nine months ended September 30, 2018 related to net borrowings on our Revolving Credit Facility of $159.6 million, proceeds from mortgage notes payable of $332.4 million, net proceeds from issuance of Common Stock of $94.1 million and proceeds from our Term Loan of $60.7 million, partially offset by payments of financing costs of $6.2 million, payments on mortgage notes payable of $317.6 million, dividends paid to common stockholders of $108.4 million and dividends paid to preferred stockholders of $7.4 million.
Net cash used in financing activities of $90.5 million during the nine months ended September 30, 2017 related to repayments on our Credit Facility of $810.8 million, the mezzanine facility of $56.5 million, and mortgage notes payable of $21.8 million. In addition, cash used in financing activities consisted of payments made for dividends to stockholders of $106.6 million, payment of deferred financing costs of $12.5 million and distributions to non-controlling interest holders of $0.6 million. These cash outflows were partially offset by additional borrowings on our Revolving Credit Facility of $571.2 million, proceeds from our Term Loan of $225.0 million, proceeds from the issuance of Series A Preferred Stock of $96.3 million, related party notes receivable acquired in the Merger of $5.1 million and proceeds from the issuance of Common Stock of $18.7 million.
Liquidity and Capital Resources
As of September 30, 2018, the Company had cash and cash equivalents of $155.2 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects that operating income from our properties should cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we have needed to fund, and may need to continue to fund, from cash on hand generated from other sources.
During the nine months ended September 30, 2018, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds received from our common and preferred stock ATM Programs (or any similar future program), proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
Acquisitions and Dispositions
Acquisitions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to acquire $500.0 million of properties during the year ending December 31, 2018. Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion). We may also use proceeds from future offerings of equity securities (including preferred equity securities) to fund acquisitions. During the nine months ended September 30, 2018, we acquired seventeen properties for an aggregate purchase price of $267.4 million.

During the three months ended March 31, 2018, we acquired six properties for a purchase price of $63.4 million. During the three months ended June 30, 2018, we acquired seven properties for an aggregate purchase price of $97.6 million. During the three months ended September 30, 2018, we acquired four properties for an aggregate purchase price of $105.4 million. During the nine months ended September 30, 2018, we funded these amounts and closing costs, primarily through a combination of additional borrowings of approximately $159.6 million, net of repayments under our Revolving Credit Facility, additional borrowings on our Term Loan of approximately $60.7 million and net proceeds from the issuance of common stock of $94.1 million. We added the acquired properties to the pool of eligible unencumbered real estate assets owned by us in order to increase the availability of borrowings under our Revolving Credit Facility which is based on, among other things, the value of this pool of assets.
As of September 30, 2018, included in other assets is $3.8 million in deposits primarily relating to a pending acquisition (the "Pending Acquisition") with an aggregate acquisition price of $126.6 million. The Pending Acquisition is expected to close in November 2018 and is subject to conditions, and there can be no assurance that it will be completed on its current terms, or at all. We expect to fund this acquisition with cash on hand and proceeds from mortgage financing. Our other pending acquisition as of September 30, 2018, which had a purchase price of $9.7 million, was terminated by mutual agreement in October 2018 and the full $0.3 million deposit was returned to us.
Dispositions
During June 2018, we sold one property for gross proceeds of $20.3 million, which resulted in net proceeds of $1.3 million after repayment of mortgage debt. In addition, during July 2018, we sold one real estate asset for a total contract sales price of $5.0 million. Prior to the sale, we agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease. At closing, the Company paid approximately $3.0 million in excess of proceeds received for the repayment of mortgage debt and recorded a loss of $1.9 million.
Equity Offerings
Preferred Stock
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
In March 2018, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp. and B. Riley FBR, Inc. to raise aggregate sales proceeds of $200.0 million from time to time pursuant to an ATM Program for its Series A Preferred Stock (the "Preferred Stock ATM Program"). During the three months ended September 30, 2018, the Company sold 3,225 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $81,009, before commissions paid of $1,215 and additional issuance costs of $0.1 million. During the nine months ended September 30, 2018, the Company sold 7,240 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
Common Stock
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
During the three months ended September 30, 2018, we sold 164,927 shares of Common Stock through the ATM Program for gross proceeds of $3.5 million, before commissions paid of $35 thousand and additional issuance costs of $0.3 million.

On August 20, 2018, we completed the issuance and sale of 4,600,000 shares of Common Stock (including 600,000 shares issued and sold pursuant to the underwriters exercise of their option to purchase additional shares in full), in an underwritten public offering at a price per share of $20.65. The gross proceeds from this offering were $95.0 million before deducting the underwriting discount of $3.8 million and additional offering expenses of $0.3 million.
Borrowings
As of September 30, 2018 we had total debt outstanding of $1.7 billion, with a weighted-average interest rate per annum equal to 3.0%, consisting of secured mortgage notes payable net of mortgage discount of $1.0 billion and outstanding advances under our Credit Facility, comprised of our Revolving Credit Facility and our Term Loan of $738.0 million. Our debt leverage ratio was 50.2% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2018. See Note 6 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of December 31, 2017. As of September 30, 2018, the weighted-average maturity of our indebtedness was 3.8 years.
Mortgage Notes Payable
On January 26, 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32%, and with a 10-year maturity. The multi-tenant mortgage loan is secured by eight properties in six states totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under our Revolving Credit Facility, while the remainder was used for general corporate purposes.
On August 16, 2018, we entered into the UK Loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of 1.975% + 3-month GBP LIBOR, maturing in August 2023. With respect to the interest, 80% of the principal amount is fixed by a swap agreement, while the remaining 20% of the principal remains variable. The UK Loan is secured by all 43 of our properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. The other five properties were unencumbered prior to the loan.
We do not have any future scheduled principal payments on our mortgage notes payable for the remainder of 2018. For the year ending December 31, 2019, the Company has future scheduled principal payments on our mortgage notes of $237.6 million, with a weighted average interest rate of 2.3%.
Credit Facility
On July 24, 2017, the Company, through the OP, entered into a credit agreement with Key Bank National Association ("KeyBank") for our Credit Facility refinancing our Prior Credit Facility. Based on USD equivalents at closing, the aggregate total commitments under our Credit Facility were $725.0 million. On July 2, 2018, upon our request, the lenders under our Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to our Revolving Credit Facility and approximately $60.2 million allocated to our Term Loan. We used all the proceeds from the increased borrowings under our Term Loan Facility to repay amounts outstanding under our Revolving Credit Facility. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under our Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of our Term Loan, with total commitments under our Credit Facility not to exceed $950.0 million. As of September 30, 2018, and based on prevailing exchange rates on that date, approximately $455.6 million was outstanding under our Revolving Credit Facility and approximately $282.5 million was outstanding under our Term Loan.
Our Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. Our Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. Our Term Loan portion of our Credit Facility requires interest-only payments and matures on July 24, 2022. Borrowings under our Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to the consolidated total asset value of the Company, plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings, and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of September 30, 2018, our Credit Facility had a weighted-average effective interest rate of 3.0% after giving effect to the Company's interest rate swaps in place.
Our Credit Facility requires the Company, through the OP, to pay an unused fee per annum of 0.25% of the unused balance of our Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment, or a fee per annum of 0.15% of the unused balance of our Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing further as the Company’s credit rating increases.

The availability of borrowings under our Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of September 30, 2018, approximately $7.0 million was available for future borrowings under our Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Loan Obligations
Our loan obligations generally require principal and interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific financial covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. We were in compliance with the covenants under our loan agreements (including our Credit Facility) as of September 30, 2018.

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
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as acquisition- and transaction-related costs, as well as certain other costs that are considered to be non-core, such as debt extinguishment costs, fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition- and transaction-related costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt (adjustment included in Core FFO) and unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect the current operating performance of the Company. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees (including prepayment penalties for debt extinguishments) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The table below reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to stockholders (in accordance with GAAP)	$177	$2,104	$7,826	$14,733
Depreciation and amortization	30,195	29,879	89,504	84,490
Loss (gain) on dispositions of real estate investments	1,933	(275)	5,751	(1,089)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	—	—	(75)
FFO (as defined by NAREIT) attributable to common stockholders	32,305	31,708	103,081	98,059
Acquisition and transaction fees (1)	2,804	1,141	5,243	2,280
Loss on extinguishment of debt (2)	2,612	—	3,897	—
Fire recovery (loss)	31	(305)	(49)	195
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	—	—	(2)
Core FFO attributable to common stockholders	37,752	32,544	112,172	100,532
Non-cash equity-based compensation	2,053	(391)	1,198	(2,610)
Non-cash portion of incentive fee	180	—	180	—
Non-cash portion of interest expense	1,339	1,198	3,739	3,021
Amortization of above- and below- market leases and ground lease assets and liabilities, net	488	489	1,540	1,397
Straight-line rent	(1,492)	(2,070)	(4,828)	(8,987)
Unrealized (gain) loss on undesignated foreign currency advances and other hedge ineffectiveness	(108)	(88)	(18)	3,765
Eliminate unrealized (gain) loss on foreign currency transactions (3)	(1,215)	3,598	(4,921)	8,501
Amortization of mortgage discounts and premiums, net and mezzanine discount	601	261	1,131	565
Deferred tax benefit	—	(693)	—	(693)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	—	—	(4)
AFFO attributable to common stockholders (4)	$39,598	$34,848	$110,193	$105,487

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$32,305	$31,708	$103,081	$98,059
Core FFO attributable to common stockholders	$37,752	$32,544	$112,172	$100,532
AFFO attributable to common stockholders	$39,598	$34,848	$110,193	$105,487
______________________________

(1)
For the three and nine months ended September 30, 2018, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider, costs to refinance foreign debt and fees associated with the exploration of a potential equity offering. For the three and nine months ended September 30, 2017, costs related to the Merger were approximately $41,000 and $0.8 million, respectively.

(2)
For the three months ended September 30, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $1.1 million. For the nine months ended September 30, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $2.4 million. Prepayment penalties paid on early extinguishment of debt of $1.3 million that occurred during the three months ended June 30, 2018 were classified as acquisition and transaction fees in our Quarterly Report on Form 10-Q for the three months ended June 30, 2018 and have been reclassified as loss on extinguishment of debt in this Quarterly Report on Form 10-Q.

(3)
For AFFO purposes, we add back unrealized (gains) losses. For the three months ended September 30, 2018, gains on derivative instruments were $1.3 million which consisted of unrealized gains of $1.2 million and realized gains of $0.1 million. For the nine months ended September 30, 2018, gains on derivative instruments were $4.7 million, which were comprised of unrealized gains of $4.9 million and realized losses of $0.2 million. For the three and nine months ended September 30, 2017, losses on foreign currency transactions were $3.1 million and $6.6 million, which were comprised of unrealized losses of $3.6 million and $8.5 million, as well as accelerated reclassification of amounts in other comprehensive income to earnings of $1.1 million and $1.1 million, partially offset by realized gains of $1.6 million and $3.1 million, respectively.

(4)
AFFO for the three and nine months ended September 30, 2018 includes income from a lease termination fee of $3.0 million, which is recorded in rental income in the unaudited consolidated statements of operations, related to a real estate asset sold during the three months ended September 30, 2018.

Dividends
We generally pay dividends on our Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share, or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").
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
Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There is no assurance that we will continue to declare and pay dividends at the current rates. Provisions in our Credit Facility restrict our ability to pay distributions, including cash dividends or other distributions payable with respect to Series A Preferred Stock and Common Stock. If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisition, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected. The Pending Acquisition is subject to conditions and there can be no assurance it will be completed on its current terms, or at all. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing our Pending Acquisition, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected, and we may have to reduce or suspend dividend payments or identify other sources to fund the payment of dividends at their current levels.”
During the nine months ended September 30, 2018, the Company paid total dividends of $116.2 million, inclusive of dividends paid to holders of Common Stock of $108.4 million, dividends paid to holders of Series A Preferred Stock of $7.4 million and distributions paid to holders of OP Units and LTIP Units of $0.4 million. Cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock and Series A Preferred Stock for the period indicated:

	Three Months Ended						Nine Months Ended September 30, 2018
	March 31, 2018		June 30, 2018		September 30, 2018
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends paid to holders of Common Stock	$35,833		$35,828		$36,691		$108,352
Dividends paid to holders of Series A Preferred Stock	2,451		2,455		2,451		7,357
Other	158		—		290		448
Total dividends	$38,442		$38,283		$39,432		$116,157

Source of dividend coverage:
Cash flows provided by operations	$40,677		$29,011		$33,709		$103,397
Dividends paid to holders of Series A Preferred Stock	(2,451)		(2,455)		(2,451)		(7,357)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	38,226	99.4%	26,556	69.4%	31,258	79.3%	96,040	82.7%
Available cash on hand	216	0.6%	11,727	30.6%	8,174	20.7%	20,117	17.3%
Total sources of dividend coverage	$38,442	100.0%	$38,283	100.0%	$39,432	100.0%	$116,157	100.0%

Cash flows provided by operations (GAAP basis) (1)	$40,677		$29,011		$33,709		$103,397

Net income attributable to common stockholders (in accordance with GAAP)	$2,361		$5,288		$177		$7,826
______________________________

(1)	Cash flows provided by operations for the three and nine months ended September 30, 2018 reflect acquisition and transaction related expenses of $2.8 million and $5.2 million, respectively.
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
Contractual Obligations
There were no material changes in the Company's contractual obligations at September 30, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under noncancellable operating ground leases (see Note 9 — Commitments and Contingencies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations for details).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Former Service Provider Complaint
On January 25, 2018, the Former Service Provider filed a complaint against (i) GNL and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Former Service Provider by GNL on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleges breach of contract against GNL, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Former Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Former Service Provider’s request for a preliminary injunction preventing defendants from terminating the Former Service Provider, (ii) dismissing the Former Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Former Service Provider’s remaining claims to proceed.  On April 16, 2018, the defendants filed answers and counterclaims against the Former Service Provider alleging damages resulting from the Former Service Provider’s underperformance of its duties, as well as damages related to the Former Service Provider’s retention of approximately $91,000 in pre-paid fees for the post-termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties have begun discovery. During the three and nine months ended September 30, 2018, we incurred $0.5 million and $1.9 million, respectively, of litigation costs relating to the matter which are included in acquisition and transaction related costs in our Consolidated Statement of Operations.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these risk factors, except for the items described below.

If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing our Pending Acquisition, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected, and we may have to reduce dividend payments or identify other sources to fund the payment of dividends at their current levels.

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

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. Our cash flows provided by operations were $103.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we paid dividends of $7.4 million to holders of our Series A Preferred Stock using cash flows provided by operations. During the nine months ended September 30, 2018, we paid dividends of $108.4 million to holders of our Common Stock, inclusive of $0.4 million of distributions paid to holders of LTIP Units, of which $96.0 million, or 82.7%, was funded from cash flows provided by operations, $20.1 million, or 17.3%, was funded from available cash on hand, consisting of proceeds from borrowings. If we are not able to increase the amount of cash we have available to pay dividends and distributions, including through additional cash flows we expect to generate from completing the Pending Acquisition, our ability to comply with the restriction on our ability to pay distributions in our Credit Facility may be adversely affected. The Pending Acquisition is subject to conditions and there can be no assurance it will be completed on its current terms, or at all. If we are not able to complete the Pending Acquisition, we may have to reduce dividend payments or identify other sources to fund the payment of dividends at their current levels. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Common Stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no recent repurchases of our equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 6, 2018, we entered into an amendment (the “November Amendment”) to our advisory agreement with the Advisor to clarify that the Incentive Compensation should be excluded when calculating Core AFFO (as defined in the advisory agreement). See Note 10 - Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.
The foregoing summary of the material terms of the November Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the November Amendment, which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 7, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)
Underwriting Agreement, dated August 16, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., BMO Capital Markets Corp. and UBS Securities LLC as representatives of the underwriters listed on Schedule I thereto.

10.1 *
First Amendment to Credit Agreement, dated as of March 29, 2018 by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. as the REIT and guarantor, the lenders party thereto and KeyBank National Association as agent.

10.2 (2)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.3 (2)	2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.4 (3)
First Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of August 14, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.5 *
Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.6 (4)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 17, 2018.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2018.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2018.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 16, 2018.