Form 10-K
period 2018-12-31
Global Net Lease, Inc.
filed 2019-02-28
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor New York, NY 10022
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.4 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter.
On February 22, 2019, the registrant had 83,840,503 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2018

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements including statements regarding the intent, belief or current expectations of Global Net Lease, Inc. ("we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Global Net Lease Advisors, LLC (the "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.

•	Adverse changes in exchange rates may reduce the net income and cash flow associated with our properties located outside of the United States ("U.S.").

•	The Advisor may not be able to identify a sufficient number of property acquisitions satisfying our investment objectives on a timely basis and on acceptable terms and prices, or at all.

•	We may be unable to continue to raise additional debt or equity financing on attractive terms, or at all, and there can be no assurance we will be able to fund future acquisitions.

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

•
Any dividends that we pay on our Common Stock, our Series A Preferred Stock, or any other stock we may issue, may exceed cash flows from operations, reducing the amount of capital available to invest in properties and other permitted investments.

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

•
We are exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the U.K.’s potential or actual withdrawal from the European Union or any other events that create, or give the impression they could create, economic or political instability in Europe, which may cause the revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe to decline.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I
Item 1. Business.
Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2013. We completed our initial public offering on June 30, 2014 and, on June 2, 2015, we listed our Common Stock on the NYSE under the symbol "GNL."
We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of our business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"). Our properties are managed and leased to third parties by Global Net Lease Properties, LLC (the "Property Manager"). Pursuant to our advisory agreement with the Advisor, we have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor and the Property Manager are under common control with AR Global, and these related parties receive compensation and fees for various services provided to us.
As of December 31, 2018, we owned 342 properties consisting of 27.5 million rentable square feet, which were 99.2% leased, with a weighted average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2018, 55.7% of our properties are located in the United States ("U.S.") and 44.3% in Europe. We may also originate or acquire first mortgage loans, preferred equity or securitized loans (secured by real estate). As of December 31, 2018, we did not own any first mortgage loans, mezzanine loans, mezzanine loans, preferred equity or securitized loans.
Following the termination of Moor Park Capital Partners LLP (the "Former Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of our European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight and pursuant to a service provider agreement (the “Service Provider Agreement”), certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider. See Item 3. Legal Proceedings for additional information.
Merger Transaction
On August 8, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with American Realty Capital Global Trust II, Inc. ("Global II"). We and Global II each are or were sponsored, directly or indirectly, by an affiliate of AR Global, which, through its affiliates, provide or provided asset management services to us and Global II pursuant to advisory agreements. On December 22, 2016 (the "Merger Date"), pursuant to the Merger Agreement, Global II merged with and into Mayflower Acquisition LLC (the "Merger Sub"), a Maryland limited liability company and wholly owned subsidiary of ours, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub (the "Merger"). In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with the OP, a Delaware limited partnership and our operating partnership, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, we acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties, two of which were located in the U.S., three of which were located in the United Kingdom, and 10 of which were located in continental Europe (see Note 3 — Merger Transaction to our consolidated financial statements included in this Annual Report on Form 10-K).
Common Stock Offerings
ATM Program — Common Stock
We have an “at the market” equity offering program (the “ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. During the year ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program for gross sales proceeds of $18.7 million, before issuance costs of $0.4 million. During the year ended December 31, 2018, we sold 164,927 shares of Common Stock through the ATM program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million. These costs are recorded in additional paid-in capital on the accompanying audited consolidated balance sheets.
During January 2019, we sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions of $1.5 million and additional issuance costs of $2,000. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the ATM Program and, in February 2019, we terminated our existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of our ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 9B. Other Information” for further information.
Underwritten Offerings — Common Stock
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
On November 28, 2018, we completed the issuance and sale of 4,000,000 shares of Common Stock in an underwritten public offering at a price per share of $20.20. The gross proceeds from this offering were $80.8 million before deducting the underwriting discount of $3.2 million and additional offering expenses of $0.1 million.
Preferred Stock Offerings
ATM Program — Series A Preferred Stock
In March 2018, we established an “at the market” equity offering program for our Series A Preferred Stock (the "Preferred Stock ATM Program") pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the year ended December 31, 2018, we sold 7,240 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
Underwritten Offerings — Series A Preferred Stock
On September 12, 2017, we completed the issuance and sale of 4,000,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share, and, on October 11, 2017, we issued and sold an additional 259,650 shares of Series A Preferred Stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement. The gross proceeds from this offering were $106.5 million before deducting the underwriting discount of $3.4 million and additional offering expenses of $0.5 million.
On December 19, 2017, we completed the issuance and sale of 1,150,000 shares of the Series A Preferred Stock (including 150,000 shares pursuant to the underwriter’s exercise of its option to purchase additional shares in full) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were $28.8 million before deducting the underwriting discount of $0.8 million and additional offering expenses of $0.2 million.
Investment Strategy
Our investment strategy is to own and acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2018, 55.7% of our properties are located in the U.S. and 44.3% in Europe. Based on annualized rental income on a straight-line basis as of December 31, 2018, approximately 53% of our investments are in office properties, 39% of our investments are in industrial/distribution properties, and 8% of our investments are in retail properties. No individual tenant accounted for more than 10% of our annualized rental income on a straight-line basis for the years ended December 31, 2018, 2017 and 2016.
We seek to:

•	support a stable and consistent dividend by generating stable and consistent cash flows by acquiring properties with, or entering into new leases with, long lease terms;

•	facilitate dividend growth by acquiring properties with, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and

•	enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S. and Europe and leveraging the market presence of the Advisor.
Acquisition and Investment Policies
Primary Investment Focus
We primarily focus on acquiring net lease properties with existing net leases, or we acquire properties pursuant to sale-leaseback transactions. We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. We have signed two non-binding letters of intent and one definitive purchase and sale agreement to acquire a total of three net lease properties, all of which are located in the United States, for an aggregate purchase price of $42.0 million. The two letters of intent may not lead to definitive agreements and the one definitive agreement is subject to conditions. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. During the year ended December 31, 2018, we acquired 23 properties for $479.6 million, including capitalized acquisition costs. As part of our acquisition strategy, we intend to increase the percentage of our portfolio located in the U.S. to 60% and increase the percentage of our portfolio consisting of industrial/distribution properties which was 39.0% based on annualized straight-line rent as of December 31, 2018. As of December 31, 2018, we owned 342 properties, including 273 properties located in the U.S., 43 properties located in the United Kingdom and 26 properties located across continental Europe.
Investing in Real Property
When evaluating prospective investments in real property, our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, the Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval and any guidelines established by our board of directors.
The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on our revenues.
Other Investments
We believe that the presence of the Advisor in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties, such as partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases. We may in the future acquire or originate real estate debt such as first mortgage debt loans, mezzanine loans, preferred equity or securitized loans secured by real estate. We may also invest in real estate-related securities issued by real estate market participants such as real estate funds or other REITs. Real estate-related securities include commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. As of December 31, 2018, we do not own any of these types of investments.
Acquisition Structure
We acquire properties through the OP and its subsidiaries. We have acquired properties through asset purchases and through purchases of the equity of entities owning properties. We typically acquire fee interests in a property (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we have acquired 13 leasehold interest properties (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease).
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments, provided these investments would not cause us to be required to register as an "investment company" under the Investment Company Act of 1940, as amended.
Financing Strategies and Policies
We have used financing for acquisitions and other investments, property improvements, tenant improvements, leasing commissions and other working capital needs. We expect to obtain additional financing for similar purposes in the future. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. As of December 31, 2018, and based on the prevailing exchange rates on that date, our aggregate gross borrowings are equal to 49.3% of the purchase price of our real estate investments, or 54.0% of our total assets.
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
Mortgage Notes Payable
We have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear interest at margin plus a floating rate which is mostly fixed through interest rate swap agreements (see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for mortgage loans in respective currency and interest rate detail).
Credit Facility
On July 24, 2017, we, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which as of December 31, 2018 provides for a $632.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), and a €246.5 million ($286.8 million USD equivalent as of August 16, 2018) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”).

The aggregate total commitments under the Credit Facility were $725.0 million based on USD equivalents at closing on July 24, 2017. On July 2, 2018, upon our request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on the prevailing exchange rate on that date, with approximately $132.0 million of the increase allocated to the USD portion of the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. We used the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of December 31, 2018, approximately $42.2 million was available for future borrowings under the Revolving Credit Facility. For additional information, see Note 6 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for further information on our Credit Facility.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Code and believe we have so qualified. We intend to continue to operate in such a manner to continue to qualify as a REIT for such purposes, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT for U.S. federal income tax purposes. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes if we were subject to any of these forms of taxation, it would decrease our earnings and our available cash.
In addition, our international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial real estate market is highly competitive. In all of our markets we compete for tenants with other owners and operators of real estate. Factors affecting competition for tenants include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The adverse impact of competition may have a material effect on our occupancy levels, rental rates or operating expenses of our properties and may require us to make capital improvements.
In addition, we compete with other parties engaged in real estate investment activities to identify suitable properties to acquire and to find tenants and purchasers for our properties. These competitors include American Finance Trust, Inc. ("AFIN"), a REIT advised by an affiliate of AR Global, with an investment strategy similar to our investment strategy with respect to properties located in the U.S., other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same competitors seek financing through similar channels as us, which may impact our ability to obtain financing. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
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
Advisory Agreement
We are externally managed by the Advisor pursuant to the terms of our advisory agreement with the Advisor, which was subsequently amended on August 14, 2018 (the "August Amendment") and November 6, 2018 (the "November Amendment"). The advisory agreement requires us to pay a base management fee (the “Base Management Fee”) in a minimum amount of $18.0 million per annum, payable in cash on a pro rata monthly basis at the beginning of each month, plus a variable fee amount equal to 1.25% of the cumulative net proceeds realized by us from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of our equity, including units of any operating partnership. Additionally, we pay the Advisor an incentive fee ("Incentive Compensation"), payable 50% in cash and 50% in shares of Common Stock.
Under the advisory agreement, prior to the August Amendment, the Incentive Compensation was equal to 15% of our Core AFFO (as defined in the advisory agreement) in excess of $2.37 per share plus 10% of our Core AFFO in excess of $3.08 per share. Under the advisory agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the advisory agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the advisory agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020.
In addition, the August Amendment revised the provisions in the advisory agreement governing adjustments to these annual thresholds. The annual thresholds may, beginning with effect from July 1, 2020, be increased each year in the sole discretion of a majority of our independent directors (in their good faith reasonable judgment, after consultation with the Advisor), by a percentage equal to between 0% and 3% instead of 1% and 3%. In addition, in August 2023 and every five years thereafter, the Advisor will have a right to request that our independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted.
We reimburse the Advisor or its affiliates for expenses of the Advisor and its affiliates incurred on our behalf, except for those expenses that are specifically the responsibility of the Advisor under the advisory agreement, such as fees and compensation paid to any third-party service providers engaged by the Advisor and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to our directors and officers) and information technology expenses.
No later than April 30 of each year, our independent directors are required to determine, in good faith, whether the Advisor has satisfactorily achieved annual performance standards for the immediately preceding year based primarily on actions or inactions of the Advisor, and determines the annual performance standards for the next year.
The advisory agreement has an initial term expiring June 1, 2035, with automatic renewals for consecutive five-year terms unless terminated in accordance with the terms of the advisory agreement. In the event of a termination in connection with a change in control of us or the Advisor's failure (based on a good faith determination by our independent directors) to meet annual performance standards for the year based primarily on actions or inactions of the Advisor, we would be required to pay a termination fee that could be up to two and a half times the compensation paid to the Advisor in the previous year, plus expenses.
See Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form10-K for further details.
Employees
As of December 31, 2018, we have one employee based in Europe. The employees of our Advisor, Property Manager and other affiliates of AR Global perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services. Pursuant to the Service Provider Agreement, the Former Service Provider agreed to provide, subject to the Advisor's oversight, certain real estate-related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. As discussed above, on January 16, 2018, we notified the Former Service Provider that it was being terminated effective as of March 17, 2018. We depend on third parties and affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC's Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.globalnetlease.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, our financial condition, our results of operations, our ability to pay dividends and the trading price of our Common Stock and Series A Preferred Stock.

Risks Related to Our Properties and Operations
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals affiliated with our Advisor to identify suitable investments, and there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends and we may not be able to meet our investment objectives.
Our ability to implement our business strategy depends on our ability to access capital from external sources, and there can be no assurance we will be able to so on favorable terms or at all.
In order to meet our strategic goals, which include acquiring additional properties, we will need to access third-party sources of capital. Our access to capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and expected debt levels;

•	our current and expected future earnings;

•	our current and expected cash flow and cash dividend payments; and

•	market price per share of our Common Stock, Series A Preferred Stock and any other class or series of equity security we may seek to issue.
We cannot assure you that we will be able to obtain debt financing or raise equity on terms favorable or acceptable to us or at all. If we are unable to do so, our ability to successfully pursue our strategy of growth through property acquisitions will be limited. Failure to achieve this strategic objective could adversely affect us.

If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis with respect to our Common Stock, our Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering. Decisions on whether, when and in what amounts to pay any future dividends will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock become part of the liquidation preference thereof.
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, that exceed 95% of our Adjusted FFO as defined in our Credit Facility (which is different from AFFO as discussed and analyzed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. We used this exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on June 30, 2018. On November 19, 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we may use to pay cash distributions, make redemptions and make repurchases from 95% of Adjusted FFO to 100% of Adjusted FFO solely for the quarter ended December 31, 2018 and, during that quarter, we paid dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO. There can be no assurance that our lenders will consent to any additional modifications to the restrictions in our Credit Facility on our ability to pay dividends necessary to maintain our compliance thereunder if we pay dividends that exceed 95% of Adjusted FFO in more than one fiscal quarter during 2019 or any future calendar year. In addition, the agreements governing our future debt agreements may also include additional restrictions on our ability to pay dividends.
Our ability to pay dividends in the future is dependent on our ability to generate cash flows from our operations. Our cash flows provided by operations were $144.6 million for the year ended December 31, 2018. During the year ended December 31, 2018, we paid dividends of $157.8 million, which includes payments to holders of our Common and Series A Preferred Stock and distributions to holders of the ordinary units of limited partner interest in the OP ("OP Units") and long term incentive plan units of limited partner interest in the OP ("LTIP Units"). Of these payments, $134.8 million, or 85.4%, was funded from cash flows provided by operations after payment of preferred dividends and $23.1 million was funded from cash on hand, consisting of proceeds from borrowings.
Our ability to maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability, and the time needed, to invest the approximately $151.2 million of net proceeds we received from the sale of approximately 7.8 million shares of Common Stock pursuant to our ATM Program during January 2019 in new acquisitions. There can be no assurance we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and distributions), our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected. Moreover, we could be subject to similar considerations in connection with any other offering of Common Stock or other equity securities we may conduct in the future.
If we are not able to generate sufficient cash from operations or otherwise maintain compliance with our Credit Facility, we may have to reduce the amount of dividends we pay or identify other financing sources to fund the payment of dividends at their current levels. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Common Stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also result in a dilution of our stockholders’ investment.
We depend on the Advisor and Property Manager, to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of the Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with the Advisor and its affiliate, the Property Manager. We depend on the Advisor, any entities it may engage with our approval, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor. Neither we nor the Advisor has an employment agreement with any of these key personnel, except for the agreement between Mr. Nelson and the Advisor, and we cannot guarantee that all, or any particular one, will remain employed by the Advisor and available to continue to perform services for us. If any of our key personnel were to cease their affiliation with the Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person.

We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor's ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals. The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously. On November 5, 2018, the defendants moved for leave to amend their answers and for partial summary judgment on certain of the claims at issue in the case. The creditor trust opposed the motion, and it was argued before the court on February 6, 2019. The court has not yet ruled on the motion. On January 18, 2019, the defendants requested that the scheduling order governing the case be modified to bifurcate liability and damages issues for discovery purposes and trial. That request is also pending.
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
We have limited rights to terminate the Advisor. The initial term of the advisory agreement expires on June 1, 2035, but is automatically renewed for consecutive five-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us or the Advisor’s failure (based on a good faith determination by our independent directors) to meet annual performance standards for the prior year based primarily on actions or inactions of the Advisor, we would be required to pay a termination fee that could be up to two and a half times the compensation paid to the Advisor in the previous year, plus expenses. The limited termination rights of the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace the Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
Moreover, our property management and leasing agreement with the Property Manager is only terminable without cause upon 12 months prior notice, which will make it difficult for us to renegotiate the terms of the property management and leasing agreement or replace the Property Manager even if the terms of the property management and leasing agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
The value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. As of December 31, 2018, we derived 5% of our consolidated annualized rental income on a straight-line basis from FedEx.

A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
As of December 31, 2018, the following countries and states accounted for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2018
European Countries:
United Kingdom	19.0%
Germany	7.4%
The Netherlands	6.1%
Finland	5.4%
Other European Countries	6.4%
Total European Countries	44.3%
United States & Puerto Rico:
Michigan	13.7%
Texas	8.8%
Other States and Puerto Rico	33.2%
Total United States and Puerto Rico	55.7%
Total	100.0%
Any adverse situation that disproportionately affects the states and countries listed above may have a magnified adverse effect on us. Factors that may negatively affect economic conditions in these states or countries include:

•	restrictions on international trade;

•	business layoffs, downsizing or relocations;

•	industry slowdowns;

•	changing demographics;

•	climate change;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
Brexit and other events that create, or give the impression they could create, economic or political instability in Europe could adversely affect us.
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, commonly referred to as “Brexit.” On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. On June 26, 2018, the European Union (Withdrawal) Act was enacted into law, which made most existing European Union law the domestic law of the United Kingdom and provides that the European Union can no longer enact future laws for the United Kingdom. The European Union (Withdrawal) Act also fixed the “exit day” as 11.00 p.m. on March 29, 2019. On January 15, 2019, the Parliament of the United Kingdom voted to reject Prime Minister Theresa May’s draft EU withdrawal agreement, which had previously been agreed to between the European Union and United Kingdom representatives. Discussions continue, and any final agreement on different terms will require the approval of Parliament in both the United Kingdom and the European Union. The uncertainty surrounding when and on what terms the United Kingdom will ultimately exit the European Union, as well as uncertainty surrounding the ultimate impact of these events on both the United Kingdom and the European Union, has caused, and may continue to cause, significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. In addition to the long-term effects of Brexit that depend on whether the United Kingdom is able to retain access to European Union markets either during a transitional period or more permanently, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As a general matter, Brexit may:

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

The effects of Brexit, including effects we cannot anticipate, could adversely affect us. However, the terms, timing and effects of Brexit are not clear at this time, and it is not possible to determine the ultimate impact that the United Kingdom’s departure from the European Union or any related matters may have on us.
In addition to Brexit, there are other events that create, or give the impression they could create, economic or political instability in Europe. For example, concerns persist regarding the debt burden of certain Eurozone countries, their potential inability to meet their future financial obligations, and the overall stability of the European Union, and these concerns could lead to the introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our investments and obligations in Europe (including the United Kingdom).
We are subject to additional risks from our international investments.
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2018, 44.3% of our properties are located in Europe, primarily in the United Kingdom, Germany, The Netherlands, Finland, France and Luxembourg, and 55.7% of our properties are located in the U.S. As part of our strategy of growth through property acquisitions, we intend to increase our portfolio located in the U.S. to 60.0%, but, even while implementing this strategy, we may purchase other properties and may make additional investments in Europe or elsewhere. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:

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
Investments in properties or other real estate investments outside the U.S. subject us to foreign currency risk.
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency. Further, as of December 31, 2018, we had $1.1 billion ($474.6 million, €325.6 million and £230.0 million) in gross outstanding mortgage debt, $363.9 million ($278.6 million, €30.0 million and £40.0 million) in outstanding debt under the Revolving Credit Facility and $278.7 million, net (€246.5 million) of outstanding debt under the Term Loan. We may continue to borrow in foreign currencies when purchasing properties outside the Unites States, including draws under our Revolving Credit Facility. Changes in exchange rates of any of these foreign currencies to U.S. dollars may affect our revenues, operating margins and the amount of cash generated by these properties and the amount of cash we have available to pay dividends. Changes to exchange rates may also affect the book value of our assets and the amount of stockholders' equity.

Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT.
Foreign exchange rates may be influenced by many factors, including:

•	changing supply and demand for a particular currency;

•	the prevailing interest rates in one country as compared to another country;

•
monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries);

•
trade restrictions and other factors that could lead to changes in balances of payments and trade, including the recent and proposed tariffs by the U.S. government and the potential for an international trade war; and

•	currency devaluations and revaluations.
Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence exchange rates. These events and actions are unpredictable.
We use foreign currency derivatives including options, currency forward and cross currency swap agreements to help reduce our exposure to fluctuations in GBP-USD and EUR-USD exchange rates, but there can be no assurance our hedging strategy will be successful. If we fail to effectively hedge our currency exposure, or if we experience other losses related to our exposure to foreign currencies, our operating results could be negatively impacted and cash flows could be reduced.
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

Inflation may have an adverse effect on our investments.
Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
Inflation could erode the value of long-term leases that do not contain indexed escalation provisions. High inflation in the countries in which we own or purchase real estate or make other investments could also increase expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in revenues could adversely impact results of operations. As of December 31, 2018, certain of our leases, based on annualized rental income on a straight-line basis, for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.

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
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2018, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2018
Financial Services	12.2%
Technology	6.4%
Discount Retail	5.7%
Aerospace	5.3%
Telecommunications	5.2%
Freight	5.2%
Government	5.1%
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
Our business and operations could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade our existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, other parties that provide us with services essential to our operations and we are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy law.
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

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

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
There can be no assurance as to whether the litigation related to our termination of the Former Service Provider will be settled on the anticipated terms, or at all.
On January 25, 2018, the Former Service Provider filed a complaint against us and the Advisor, the Property Manager, AR Global and various of their respective affiliates alleges that terminating the Former Service Provider Agreement, was a pretext to enable the Advisor and AR Global to seize the Former Service Provider's business seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Former Service Provider Agreement, and (iii) judgment declaring the termination to be void. The parties are currently engaged in discovery. During the year ended December 31, 2018, we incurred $2.9 million of litigation costs relating to the matter and recorded a reserve of $7.4 million related to the anticipated settlement of this litigation. The settlement is not, however, final and remains subject to the parties agreeing to a definitive settlement agreement. The terms and conditions of this agreement, including the amounts we agree to pay, may differ from the amount reserved.
We believe this lawsuit is without merit and, if we are unable to reach agreement on a settlement, we intend to continue to contest the suit vigorously. An unfavorable judgment against us could have a material adverse impact on our financial condition, liquidity, our business and our acquisition strategy. Further, if the termination is enjoined, the Advisor would be required to maintain its relationship with the Former Service Provider, which could adversely affect the quality of the services provided to us. As with any litigation, the dispute and resulting litigation may divert management’s attention from the day-to-day operations of our business and result in substantial cost to us, including amounts that may become payable to reimburse AR Global, the Advisor and their affiliates for their legal costs in defending themselves against the Former Service Provider’s lawsuit pursuant to our indemnification obligations to them.
We may in the future acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us to additional risks.

As of the date of this Annual Report on Form 10-K, we have not invested in any first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. In the future, however, we may choose to acquire or originate real estate debt or invest in real estate-related securities issued by real estate market participants, which would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•
the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing; and

•
the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Conflicts of Interest
The Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on the Advisor and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals at the Advisor are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, AFIN seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S., and we are party to an investment opportunity allocation agreement with AFIN pursuant to which each opportunity to acquire one or more domestic office or industrial properties will be presented first to us, and each opportunity to acquire one or more domestic retail or distribution properties will be presented first to AFIN. There can be no assurance the executive officers and real estate professionals at the Advisor will not direct attractive investment opportunities to AFIN, which has contractual priority over us with respect to domestic retail or distribution properties, or other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these real estate professionals to supervise the property management and leasing of properties. These executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
The Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. The Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of the Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our officers and directors face conflicts of interest related to the positions they hold with related parties.
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
Moreover, involvement in the management of multiple REITs by certain of the key personnel of the Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
The Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation, and, under the 2018 OPP, the Advisor is entitled to earn LTIP Units (see Note 11 — Related Party Transactions and Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K). These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

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

•
our ability to achieve our strategy of growth through property acquisitions, and the terms, including with respect to financing availability and our pace of completing acquisitions, upon which we are able to do so;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional issuances of equity securities, including Common Stock or Series A Preferred Stock;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income securities;

•	our reputation and the reputation of AR Global, its affiliates or entities advised by AR Global;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates and exchange rates;

•
changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our Common Stock by institutional investors;

•	the extent of short-selling of our Common Stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.
Moreover, although a market has developed for our Series A Preferred Stock, there can be no assurance that an active and liquid trading market will be developed or maintained. If an active and liquid trading market is not developed or maintained, the market price and liquidity of our Series A Preferred Stock may be adversely affected.

We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
Our only significant asset is our interest in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries.
There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and distributions to holders of LTIP Units from cash flows from operations or otherwise pay any other obligations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
We may issue additional equity securities in the future.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 166,670,000 shares of stock, consisting of 150,000,000 shares of common stock, par value $0.01 per share, and 16,670,000 shares of preferred stock, par value $0.01 per share. As of February 22, 2019, we had the following stock issued and outstanding: (i) 83,840,503 shares of Common Stock, and (ii) 5,416,890 shares of Series A Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock, our board of directors, without stockholder approval, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Common Stock could dilute the interests of the holders of our Common Stock, and any issuance of shares of preferred stock senior to our Common Stock, such as our Series A Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Common Stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock, including preferred stock convertible into shares of our Common Stock, could dilute the interests of the holders of Common Stock and Series A Preferred Stock, and any issuance of shares of preferred stock senior to our Series A Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. These issuances could also adversely affect the trading price of our Common Stock and our Series A Preferred Stock.
In addition, we may issue shares of our Common Stock pursuant to stock awards granted to our officers and directors, pursuant to the advisory agreement in payment of fees thereunder, or in connection with the Advisor earning LTIP Units pursuant to the 2018 OPP. LTIP Units are convertible into OP Units after they have been earned and subject to several other conditions. We may also issue OP Units to sellers of properties we acquire. We also may issue shares of our Common Stock or Series A Preferred Stock pursuant to our existing at-the-market programs or any similar future program.
Any issuance of additional equity securities by us could dilute the interest of our existing stockholders.
The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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

We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board of directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our board of directors may change our investment policies without stockholder approval.
Our board of directors may change our investment policies over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our investments could change without stockholder approval.
Subject to conditions and exceptions, we have indemnified our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, the Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements to this effect with our directors and officers, certain former directors and officers, the Advisor and certain of its affiliates. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and the Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us..
Payment of fees to the Advisor and its affiliates reduces cash available for investment and other uses including payment of dividends to our stockholders.
The Advisor its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes, including payment of dividends to our stockholders.

Risks Related to Net Lease Sale-Leaseback Investments
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Substantially all of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
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
If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition and ability to pay dividends to our stockholders could be adversely affected.
We have entered and may continue to may enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
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
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease, and that our cash flow and the amounts available for dividends to our stockholders will not be adversely affected.
For any foreign tenant or lease guarantor, the tenant or lease guarantor could become insolvent or be subject to an insolvency or bankruptcy proceeding pursuant to a foreign jurisdiction instead of Title 11 of the United States Code. The effect of the insolvency or bankruptcy proceeding on us will depend in each case on the relevant jurisdiction and its own insolvency regime or code but in all events we will face difficulties in collecting amounts owed to us with respect to the applicable lease under these circumstances.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Based on annualized rental income on a straight-line basis as of December 31, 2018, 21.7% of our tenants are not evaluated or ranked by credit rating agencies, or are ranked below "investment grade," which includes both actual investment grade ratings of the tenant and “implied investment grade,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants, 39.0% have actual investment grade ratings and 39.3% have “implied investment grade” ratings.
Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Net leases may not result in fair market lease rates over time.
All of our rental income is generated from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Net leases may not result in fair market lease rates over time, which could negatively impact our results of operations.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2018, 21.7% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than 10 years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
Some of our leases do not contain any rent escalation provisions. As a result, our income may be lower than it would otherwise be if we did not lease properties through long-term leases. Further, if our properties are leased for long term leases at below market rental rates, our properties will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage financing on favorable terms, or at all;

•	changes in tax, real estate, environmental and zoning laws; and

•	the possibility that one or more of our tenants will be unable to pay their rental obligations.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to tenant defaults or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for things such as dividends. In addition, because the market value of a property depends principally on the cash generated by the property, the resale value of a property with prolonged vacancies could decline significantly.
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
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of or refinance properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our results of operations and cash available to pay dividends.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which would, among other things, limit the amount of funds we have available for other purposes, including the payment of dividends and future acquisitions.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our cash available for dividends will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property, and, from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our cash available for dividends.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2018, 8% of our properties, based on annualized rental income on a straight-line basis, were retail properties, and our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may also face competition from alternative retail channels, such as mail order catalogs and operators, television shopping networks and shopping via the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements.
We may incur significant costs to comply with governmental laws and regulations, including those relating to environmental matters.
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
State and federal laws, and various foreign laws and regulations, in this area are constantly evolving, and we monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we do not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or reveal that a prior owner of a property created a material environmental condition unknown to us. We may incur significant costs to defend against claims of liability, comply with environmental regulatory requirements, remediate any contaminated property, or pay personal injury claims.
If we sell properties by providing financing to purchasers, we will be exposed to defaults by the purchasers.
In some instances, we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
Costs associated with complying with the Americans with Disabilities Act may affect cash available for dividends.
Our domestic properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner.
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
Recent changes in U.S. and international accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under authoritative accounting guidance for leases through December 31, 2018, a lease was classified by a tenant as a capital lease if the significant risks and rewards of ownership were considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability were reflected on their balance sheet. If the lease did not meet any of the criteria for a capital lease, the lease was considered an operating lease by the tenant, and the obligation did not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations were only disclosed in the footnotes thereto. Thus, entering into an operating lease could have appeared to enhance a tenant’s balance sheet in comparison to direct ownership. The new standards, which were effective as of January 1, 2019, affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. For additional information on the new standard issued in the U.S., which the Company adopted on January 1, 2019, see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K.

Risks Associated with Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2018, we had total outstanding indebtedness of approximately $1.8 billion, net. In addition, we may incur significant additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•
limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends or for other corporate purposes;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we typically incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or fund working capital. We may also borrow if we need funds to continue to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT.
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
The Credit Facility imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers, asset sales and replacing the Advisor, as well as financial covenants requiring us maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. Our mortgage loans also generally require compliance with certain property-level financial covenants, such as debt service coverage ratios, interest coverage ratios and loan-to-value ratios. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance our mortgage loans when they come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the properties are refinanced, we may not be able to refinance the loan and we may be required to obtain equity financing to repay the mortgage or the property may be subject to foreclosure.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2018, approximately 20.1% of our $1.8 billion in total outstanding debt was variable-rate debt and not fixed by swap. Increases in interest rates on our variable-rate debt would increase our interest cost.
Some or all of our variable-rate indebtedness may use the London Inter-Bank Offered Rate (“LIBOR”) or similar rates as a benchmark for establishing the applicable interest rate. LIBOR rates increased in 2018 and may continue to increase in future periods. If we need to repay existing debt during periods of rising interest rates, we may need to sell one or more of our investments in properties even though we would not otherwise choose to do so.
Moreover, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Stock and Series A Preferred Stock.
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to continue to satisfy all the requirements for continued qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we continue to qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes.
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
For so long as we continue to qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to maintain our REIT qualification and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash portion of distributions you receive.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although the 20% deduction is scheduled to sunset after December 31, 2025.

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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Stock and Series A Preferred Stock . Tax rates could be changed in future legislation.
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
To continue to qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to you.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to qualify as a REIT, we may terminate our REIT election if we determine that continuing to qualify as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our Common Stock and Series A Preferred Stock.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of December 31, 2018:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	5.2
Wickes Building Supplies I	May 2013	UK	1	30	5.8
Everything Everywhere	Jun. 2013	UK	1	65	8.5
Thames Water	Jul. 2013	UK	1	79	3.7
Wickes Building Supplies II	Jul. 2013	UK	1	29	8.0
PPD Global Labs	Aug. 2013	US	1	77	6.0
Northern Rock	Sep. 2013	UK	2	86	4.7
Wickes Building Supplies III	Nov. 2013	UK	1	28	9.9
Con-way Freight	Nov. 2013	US	7	105	4.9
Wolverine	Dec. 2013	US	1	469	4.1
Encanto	Dec. 2013	PR	18	65	6.5
Rheinmetall	Jan. 2014	GER	1	320	5.0
GE Aviation	Jan. 2014	US	1	369	7.0
Provident Financial	Feb. 2014	UK	1	117	16.9
Crown Crest	Feb. 2014	UK	1	806	20.1
Trane	Feb. 2014	US	1	25	4.9
Aviva	Mar. 2014	UK	1	132	10.5
DFS Trading I	Mar. 2014	UK	5	240	11.2
GSA I	Mar. 2014	US	1	135	3.6
National Oilwell Varco I	Mar. 2014	US	1	24	4.6
Talk Talk	Apr. 2014	UK	1	48	6.2
GSA II	Apr. 2014	US	2	25	4.1
OBI DIY	Apr. 2014	GER	1	144	5.1
DFS Trading II	Apr. 2014	UK	2	39	11.2
GSA III	Apr. 2014	US	2	28	6.3
GSA IV	May 2014	US	1	33	6.6
Indiana Department of Revenue	May 2014	US	1	99	4.0
National Oilwell Varco II	May 2014	US	1	23	11.2
Nissan	May 2014	US	1	462	9.8
GSA V	Jun. 2014	US	1	27	4.2
Lippert Components	Jun. 2014	US	1	539	7.7
Select Energy Services I	Jun. 2014	US	3	136	7.8
Bell Supply Co I	Jun. 2014	US	6	80	10.0
Axon Energy Products (2)	Jun. 2014	US	3	214	3.8
Lhoist	Jun. 2014	US	1	23	4.0
GE Oil & Gas	Jun. 2014	US	2	70	6.5
Select Energy Services II	Jun. 2014	US	4	143	7.9
Bell Supply Co II	Jun. 2014	US	2	19	10.0
Superior Energy Services	Jun. 2014	US	2	42	5.3
Amcor Packaging	Jun. 2014	UK	7	295	5.9
GSA VI	Jun. 2014	US	1	7	5.3
Nimble Storage	Jun. 2014	US	1	165	2.8
FedEx -3-Pack	Jul. 2014	US	3	339	3.5
Sandoz, Inc.	Jul. 2014	US	1	154	7.6
Wyndham	Jul. 2014	US	1	32	6.3
Valassis	Jul. 2014	US	1	101	4.3
GSA VII	Jul. 2014	US	1	26	5.9
AT&T Services	Jul. 2014	US	1	402	7.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
PNC - 2-Pack	Jul. 2014	US	2	210	10.6
Fujitsu	Jul. 2014	UK	3	163	11.2
Continental Tire	Jul. 2014	US	1	91	3.6
Achmea	Jul. 2014	NETH	2	190	5.0
BP Oil	Aug. 2014	UK	1	3	6.8
Malthurst	Aug. 2014	UK	2	4	6.9
HBOS	Aug. 2014	UK	3	36	6.6
Thermo Fisher	Aug. 2014	US	1	115	5.7
Black & Decker	Aug. 2014	US	1	71	3.1
Capgemini	Aug. 2014	UK	1	90	4.3
Merck & Co.	Aug. 2014	US	1	146	6.7
Dollar Tree - 65-Pack	Aug. 2014	US	58	486	10.7
GSA VIII	Aug. 2014	US	1	24	5.6
Waste Management	Sep. 2014	US	1	84	4.0
Intier Automotive Interiors	Sep. 2014	UK	1	153	5.4
HP Enterprise Services	Sep. 2014	UK	1	99	7.2
FedEx II	Sep. 2014	US	1	12	5.3
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	3.7
Dollar General - 39-Pack	Sep. 2014	US	21	200	9.2
FedEx III	Sep. 2014	US	2	221	5.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	5.7
Kuka	Sep. 2014	US	1	200	5.5
CHE Trinity	Sep. 2014	US	2	374	3.9
FedEx IV	Sep. 2014	US	2	255	4.1
GE Aviation	Sep. 2014	US	1	102	4.0
DNV GL	Oct. 2014	US	1	82	6.2
Bradford & Bingley	Oct. 2014	UK	1	121	10.8
Rexam	Oct. 2014	GER	1	176	6.2
FedEx V	Oct. 2014	US	1	76	5.5
C&J Energy	Oct. 2014	US	1	97	4.8
Dollar Tree II	Oct. 2014	US	34	283	10.8
Panasonic	Oct. 2014	US	1	48	9.5
Onguard	Oct. 2014	US	1	120	5.0
Metro Tonic	Oct. 2014	GER	1	636	6.8
Axon Energy Products	Oct. 2014	US	1	26	5.8
Tokmanni	Nov. 2014	FIN	1	801	14.7
Fife Council	Nov. 2014	UK	1	37	5.1
Dollar Tree III	Nov. 2014	US	2	16	10.7
GSA IX	Nov. 2014	US	1	28	3.3
KPN BV	Nov. 2014	NETH	1	133	8.0
RWE AG	Nov. 2014	GER	3	594	5.9
Follett School	Dec. 2014	US	1	487	6.0
Quest Diagnostics	Dec. 2014	US	1	224	5.7
Diebold	Dec. 2014	US	1	158	3.0
Weatherford Intl	Dec. 2014	US	1	20	6.8
AM Castle	Dec. 2014	US	1	128	5.8
FedEx VI	Dec. 2014	US	1	28	5.7
Constellium Auto	Dec. 2014	US	1	321	10.9
C&J Energy II	Mar. 2015	US	1	125	4.8
Fedex VII	Mar. 2015	US	1	12	5.8
Fedex VIII	Apr. 2015	US	1	26	5.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Crown Group I	Aug. 2015	US	3	296	7.1
Crown Group II	Aug. 2015	US	3	643	10.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	11.0
JIT Steel Services	Sep. 2015	US	2	127	11.0
Beacon Health System, Inc.	Sep. 2015	US	1	50	7.3
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	10.8
FedEx Ground	Sep. 2015	US	1	91	6.5
Office Depot	Sep. 2015	NETH	1	206	10.2
Finnair	Sep. 2015	FIN	4	656	5.7
Auchan	Dec. 2016	FR	1	152	4.6
Pole Emploi	Dec. 2016	FR	1	41	4.5
Sagemcom	Dec. 2016	FR	1	265	5.1
NCR Dundee	Dec. 2016	UK	1	132	7.9
FedEx Freight I	Dec. 2016	US	1	69	4.7
DB Luxembourg	Dec. 2016	LUX	1	156	5.0
ING Amsterdam	Dec. 2016	NETH	1	509	6.5
Worldline	Dec. 2016	FR	1	111	5.0
Foster Wheeler	Dec. 2016	UK	1	366	5.6
ID Logistics I	Dec. 2016	GER	1	309	5.8
ID Logistics II	Dec. 2016	FR	2	964	5.9
Harper Collins	Dec. 2016	UK	1	873	6.7
DCNS	Dec. 2016	FR	1	97	5.8
Cott Beverages Inc	Feb. 2017	US	1	170	8.1
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	7.7
Bridgestone Tire	Sep. 2017	US	1	48	8.6
GKN Aerospace	Oct. 2017	US	1	98	8.0
NSA-St. Johnsbury I	Oct. 2017	US	1	84	13.8
NSA-St. Johnsbury II	Oct. 2017	US	1	85	13.8
NSA-St. Johnsbury III	Oct. 2017	US	1	41	13.8
Tremec North America	Nov. 2017	US	1	127	8.8
Cummins	Dec. 2017	US	1	59	6.4
GSA X	Dec. 2017	US	1	26	11.0
NSA Industries	Dec. 2017	US	1	83	14.0
Chemours	Feb. 2018	US	1	300	9.1
Fiat Chrysler	Mar. 2018	US	1	128	9.2
Lee Steel	Mar. 2018	US	1	114	9.8
LSI Steel - 3 Pack	Mar. 2018	US	3	218	8.8
Contractors Steel Company	May 2018	US	5	1,392	9.1
FedEx Freight II	Jun. 2018	US	1	22	13.7
DuPont Pioneer	Jun. 2018	US	1	200	10.0
Rubbermaid - Akron OH	Jul. 2018	US	1	669	10.1
NetScout - Allen TX	Aug. 2018	US	1	145	11.7
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	19.8
FedEx - Greenville NC	Sep. 2018	US	1	29	14.1
Penske	Nov. 2018	US	1	606	9.9
NSA Industries	Nov. 2018	US	1	65	19.9
LKQ Corp.	Dec. 2018	US	1	58	12.1
Walgreens	Dec. 2018	US	1	86	6.9
Grupo Antolin	Dec. 2018	US	1	360	13.8
VersaFlex	Dec. 2018	US	1	113	20.0
Total			342	27,505	8.3
______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2018.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.
The following table details distribution of our portfolio by country/location as of December 31, 2018:

Country	Acquisition Date	Number of Properties	Square Feet (in thousands)	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Finland	Nov. 2014 - Sep. 2015	5	1,457	5.3%	10.6
France	Dec. 2016	7	1,632	5.9%	5.6
Germany	Jan. 2014 - Dec. 2016	8	2,179	7.9%	6.0
Luxembourg	Dec. 2016	1	156	0.6%	5.0
The Netherlands	Jul. 2014 - Dec. 2016	5	1,039	3.8%	7.1
United Kingdom	Oct. 2012 - Dec. 2016	43	4,080	14.8%	10.1
United States	Aug. 2013 - Dec. 2018	255	16,897	61.4%	8.3
Puerto Rico	Dec. 2013	18	65	0.2%	6.5
Total		342	27,505	100.0%	8.3
_______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of December 31, 2018.

The following table details the tenant industry distribution of our portfolio as of December 31, 2018:

Industry	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
Financial Services	13	$34,081	12%	2,316	8%
Technology	9	17,831	6%	906	3%
Discount Retail	116	15,871	6%	1,786	6%
Aerospace	7	14,868	5%	1,258	5%
Telecommunications	5	14,500	5%	913	3%
Freight	25	14,433	5%	1,446	5%
Government	15	14,400	5%	536	2%
Healthcare	4	13,680	5%	647	2%
Metal Processing	12	13,162	5%	2,472	9%
Utilities	4	12,521	4%	673	2%
Energy	29	11,891	4%	1,043	4%
Logistics	4	11,710	4%	1,879	7%
Engineering	1	10,818	4%	366	1%
Pharmaceuticals	4	10,808	4%	476	2%
Retail Food Distribution	3	7,313	3%	1,128	4%
Auto Manufacturing	9	6,856	2%	2,068	8%
Publishing	1	6,535	2%	873	3%
Metal Fabrication	10	6,117	2%	785	3%
Automotive Parts Supplier	3	3,897	1%	469	2%
Auto Manufacturer	1	3,767	1%	360	1%
Consumer Goods	4	3,691	1%	940	3%
Restaurant - Quick Service	19	3,390	1%	74	—%
Specialty Retail	7	2,916	1%	280	1%
Other [2]	37	24,874	12%	3,811	16%
Total	342	$279,930	100%	$27,505	100%
________________________________

(1)
Annualized straight-line rent converted from local currency into USD as of December 31, 2018 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.27 for British Pounds Sterling ("GBP") and €1.00 to $1.14 for EUR, as of December 31, 2018 for illustrative purposes, as applicable.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2018:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
United States	255	$152,603	54.6%	16,898	61.3%
Michigan	23	38,483	13.7%	4,503	16.5%
Texas	46	24,566	8.8%	2,014	7.3%
California	2	10,478	3.7%	389	1.4%
New Jersey	4	9,012	3.2%	397	1.4%
Tennessee	12	7,123	2.5%	789	2.9%
Ohio	9	6,476	2.3%	1,437	5.2%
Indiana	7	4,841	1.7%	1,414	5.1%
Illinois	7	4,095	1.5%	789	2.9%
New York	3	3,959	1.4%	677	2.5%
Missouri	5	3,427	1.2%	309	1.1%
South Carolina	14	3,318	1.2%	414	1.5%
Florida	8	3,014	1.1%	206	0.7%
Pennsylvania	5	2,971	1.1%	320	1.2%
Kentucky	6	2,740	1.0%	355	1.3%
Massachusetts	3	2,453	0.9%	192	0.7%
North Carolina	8	2,290	0.8%	221	0.8%
Minnesota	4	2,143	0.8%	150	0.5%
Mississippi	11	2,105	0.8%	381	1.4%
Kansas	7	2,092	0.7%	292	1.1%
Maine	3	1,990	0.7%	59	0.2%
South Dakota	2	1,287	0.5%	54	0.2%
Nebraska	7	1,267	0.5%	116	0.4%
Louisiana	7	1,264	0.5%	137	0.5%
Vermont	3	1,166	0.4%	213	0.8%
Colorado	1	1,088	0.4%	27	0.1%
Alabama	9	1,021	0.4%	123	0.4%
West Virginia	1	980	0.4%	104	0.4%
Iowa	3	886	0.3%	232	0.8%
North Dakota	3	884	0.3%	47	0.2%
Oklahoma	9	825	0.3%	89	0.3%
Maryland	1	785	0.3%	120	0.4%
Idaho	3	644	0.2%	38	0.1%
New Mexico	5	556	0.2%	46	0.2%
Georgia	5	452	0.2%	41	0.1%
Montana	1	441	0.2%	58	0.2%
New Hampshire	1	399	0.1%	83	0.3%
Utah	2	397	0.1%	20	0.1%
Delaware	1	362	0.1%	10	—%
Arizona	2	156	0.1%	16	0.1%
Arkansas	1	91	—%	8	—%
Virginia	1	76	—%	8	—%
United Kingdom	43	53,047	19.0%	4,080	14.8%
Germany	8	20,730	7.4%	2,178	7.9%
The Netherlands	5	16,963	6.1%	1,039	3.8%
Finland	5	14,985	5.4%	1,457	5.3%
France	7	12,872	4.4%	1,632	6.1%
Luxembourg	1	5,518	2.0%	156	0.6%
Puerto Rico	18	3,212	1.1%	65	0.2%
Total	342	$279,930	100%	27,505	100%
________________________________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2018 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2018:

(In thousands)	Future Minimum Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
2024	203,067
2025	143,213
2026	112,644
2027	95,490
2028	78,208
Thereafter	224,216
Total	$2,208,043
________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2019	1	$150	0.1%	232	0.9%
2020	1	1,055	0.4%	100	0.4%
2021	2	4,944	1.8%	323	1.2%
2022	16	23,758	8.5%	1,553	5.7%
2023	30	28,156	10.1%	2,497	9.1%
2024	45	67,919	24.3%	5,887	21.6%
2025	39	38,256	13.7%	3,285	12.0%
2026	16	20,938	7.5%	2,042	7.5%
2027	16	7,077	2.5%	745	2.7%
2028	39	26,377	9.4%	3,625	13.3%
Total	205	$218,630	78.3%	20,289	74.4%
________________________________

(1)
Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2018, we did not have any tenant whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income, respectively.
Significant Properties
As of December 31, 2018, we did not have any property whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized rental income, respectively.

Property Financings
See Note 5 — Mortgage Notes Payable, Net and Note 6 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2018 and 2017.
Item 3. Legal Proceedings.
Former Service Provider Complaint
On January 25, 2018, the Former Service Provider filed a complaint against (i) us and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Former Service Provider by us on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleges breach of contract against us, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Former Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Former Service Provider’s request for a preliminary injunction preventing defendants from terminating the Former Service Provider, (ii) dismissing the Former Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Former Service Provider’s remaining claims to proceed. On April 16, 2018, the defendants filed answers and counterclaims against the Former Service Provider alleging damages resulting from the Former Service Provider’s underperformance of its duties, as well as damages related to the Former Service Provider’s retention of approximately $91,000 in pre-paid fees for the post- termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties are currently engaged in discovery. As with any litigation, the dispute and resulting litigation may divert management’s attention from the day-to-day operations of our business and result in substantial cost to us, including amounts that may become payable to reimburse AR Global, the Advisor and their affiliates for their legal costs in defending themselves against the Former Service Provider’s lawsuit pursuant to our indemnification obligations to them. During the year ended December 31, 2018, we incurred $2.9 million of litigation costs relating to the matter and recorded a reserve of $7.4 million related to the anticipated settlement of this litigation. The settlement reserve was recorded in the fourth quarter of 2018 as a result of settlement discussions with the Former Service Provider through February of 2019. Based on the progression of these discussions, we were able to reasonably estimate an amount to reserve, however the actual settlement, if any, may differ from the amount reserved. These costs are included in acquisition, transaction and other costs in our consolidated statement of operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol "GNL." Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of the Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT"), Modern Index Strategy Indexes ("MSCI"), and the New York Stock Exchange Index ("NYSE Index") for the period commencing June 2, 2015, the date on which we listed our shares on the NYSE and ending December 31, 2018. The graph assumes an investment of $100 on June 2, 2015.

Holders
As of February 22, 2019, we had 83.8 million shares outstanding held by 1,816 stockholders of record.
Dividends
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. In addition, pursuant to the Credit Facility, we may not pay distributions, including cash dividends payable with respect to Series A Preferred Stock and Common Stock, or redeem or otherwise repurchase shares of our capital stock, including Series A Preferred Stock and Common Stock, in an aggregate amount exceeding 95% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO as discussed and analyzed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. For additional information on the restrictions on dividends and other distributions in our Credit Facility, see Note 6 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K and "Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other sources to fund the payment of dividends at their current levels.”
For tax purposes, of the amounts distributed during the year ended December 31, 2018, 73.7%, or $1.57 per share per annum, and 26.3%, or $0.56 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2017, 18.3%, or $0.39 per share per annum, and 81.7%, or $1.74 per share per annum, represented a return of capital and ordinary dividends, respectively. See Note 9 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.

Dividends to Common Stockholders
We generally pay dividends on our Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. We cannot guarantee that we will be able to pay dividends with respect to our Common Stock on regular basis in the future.
Dividends to Series A Preferred Stock Holders
Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date. We cannot guarantee that we will be able to pay dividends with respect to the Series A Preferred Stock on a regular basis in the future.

Share-Based Compensation
The following table sets forth information regarding securities authorized for issuance under our stock option plan (the “Plan”), our employee and director incentive restricted share plan (the “RSP”) and our multi-year outperformance agreement entered into with the Advisor in July 2018 (the "2018 OPP") as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	2,554,930	(1)	—	7,992,251	(2)
Total	2,554,930	(1)	—	7,992,251	(2)
(1) Represents shares of Common Stock underlying LTIP Units awarded pursuant to the 2018 OPP. These LTIP Units may be earned by the Advisor based on our achieving of threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2018 OPP, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2) A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2018, no stock options had been awarded under the Plan. The total number of shares that may be issued under or subject to awards under the RSP is 10.0% of our outstanding shares of Common Stock on a fully diluted basis at any time. As of December 31, 2018, we had 76,080,210 shares of Common Stock issued and outstanding on a fully diluted basis, and 115,700 shares of Common Stock had been issued under or were subject to awards under the RSP. For additional information on the Plan and the RSP, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
On November 16, 2018, we issued 17,337.3 shares of Common Stock to our Advisor pursuant to the terms of the advisory agreement as the stock portion of the Incentive Compensation earned by the Advisor for the three months ended September 30, 2018. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act. For additional information on the Incentive Compensation, please see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 6. Selected Financial Data
The following is selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014:

	December 31,
Balance sheet data (In thousands)	2018	2017	2016	2015	2014
Total real estate investments, at cost	$3,420,899	$3,172,677	$2,931,695	$2,546,304	$2,340,039
Total assets	3,309,478	3,038,595	2,891,467	2,540,522	2,424,825
Mortgage notes payable, net	1,129,807	984,876	747,381	524,262	277,214
Revolving credit facilities	363,894	298,909	616,614	717,286	659,268
Term loan, net	278,727	229,905	—	—
Mezzanine facility, net	—	—	55,383	—	—
Total liabilities	1,880,732	1,624,352	1,535,486	1,320,403	1,008,156
Total equity	1,428,746	1,414,243	1,355,981	1,220,119	1,416,669

Operating data (In thousands, except share and per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenues	$282,207	$259,295	$214,174	$205,332	$93,383
Operating expenses	(208,436)	(173,247)	(153,892)	(172,123)	(136,943)
(Loss) gain on dispositions of real estate investments	(5,751)	1,089	13,341	—	—
Operating income (loss)	68,020	87,137	73,623	33,209	(43,560)
Total other expenses	(54,689)	(60,411)	(21,624)	(29,335)	(11,465)
Income tax (expense) benefit	(2,434)	(3,140)	(4,422)	(5,889)	1,431
Net income (loss)	10,897	23,586	47,577	(2,015)	(53,594)
Non-controlling interests	—	(21)	(437)	(50)	—
Preferred stock dividends	(9,815)	(2,834)	—	—	—
Net income (loss) attributable to common stockholders	$1,082	$20,731	$47,140	$(2,065)	$(53,594)
Other data:
Cash flows provided by (used in) operations	$144,597	$130,954	$114,394	$102,155	$(9,693)
Cash flows (used in) provided by investing activities	(457,946)	(78,978)	134,147	(222,279)	(1,517,175)
Cash flows provided by (used in) financing activities	312,192	(30,657)	(236,700)	121,604	1,582,907
Per share data:
Common stock dividends declared per common share	$2.13	$2.13	$2.13	$2.13	$2.13
Net income (loss) per common share attributable to common stockholders - basic and diluted	$0.01	$0.30	$0.82	$(0.04)	$(1.28)
Weighted-average number of common shares outstanding:
Basic	69,411,061	66,877,620	56,720,448	58,103,298	42,026,456
Diluted	69,663,208	66,877,620	56,720,448	58,103,298	42,026,456

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
Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. We completed our initial public offering on June 30, 2014, and, on June 2, 2015 we listed our Common Stock on the NYSE under the symbol "GNL."
We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of our business is conducted through the OP. Our properties are managed and leased to third parties by the Property Manager. Pursuant to the advisory agreement, we have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor and the Property Manager are under common control with AR Global, and these related parties receive compensation and fees for various services provided to us.
As of December 31, 2018, we owned 342 properties consisting of 27.5 million rentable square feet, which were 99.2% leased with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2018, 55.7% of our properties are located in the U.S and 44.3% are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of December 31, 2018, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Following the termination of the Former Service Provider, effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of our European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight and pursuant to the Service Provider Agreement, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider. See Item 3. Legal Proceedings for additional information.
During the year ended December 31, 2018, we acquired 23 properties and sold two properties (see Note 4 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion).
Merger Transaction
On August 8, 2016, we entered into the Merger Agreement with Global II. On December 22, 2016, pursuant to the Merger Agreement, Global II merged with and into the Merger Sub, at which time the separate existence of Global II ceased and we became the parent of the Merger Sub. In addition, pursuant to the Merger Agreement, Global II OP, merged with our OP, with our OP being the surviving entity. We and Global II each were sponsored, directly or indirectly, by an affiliate of AR Global which, through its affiliates, provide or provided asset management services to us and Global II pursuant to advisory agreements. See Note 3 — Merger Transaction to our consolidated financial statements in this Annual Report on Form 10-K.
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

As of December 31, 2018 and 2017, cumulative straight-line rents receivable in our audited consolidated balance sheets were $47.2 million and $42.7 million, respectively. For the years ended December 31, 2018 and 2017, our rental revenue included impacts of unbilled rental revenue of $6.3 million and $10.5 million, respectively, to adjust contractual rent to straight-line rent.
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
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2018 and 2017 were asset acquisitions.
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2018 and 2017. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2018, we had three properties designated as held for sale. As of December 31, 2017, we had three properties designated as held for sale (see Note 4 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further details).
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.

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
As more fully discussed in Note 3 — Merger Transaction to our consolidated financial statements included in this Annual Report on Form 10-K, the Merger was accounted for under the acquisition method for business combinations with us as the accounting acquirer.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that our goodwill is not impaired as of December 31, 2018 and no further analysis is required.
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
Multi-Year Outperformance Agreements
Concurrent with the Listing and modifications to the advisory agreement, we entered into a multi-year outperformance agreement with the OP and the Advisor in June 2015 (the "2015 OPP"). Following the end of the performance period under the 2015 OPP on June 2, 2018, we entered into the 2018 OPP. Under the 2015 OPP, which expired on June 2, 2018, we recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, we record equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date, which was July 16, 2018. Prior to January 1, 2019, the equity-based compensation expense associated with the 2015 OPP and the 2018 OPP was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by us on January 1, 2019 that will apply to the 2018 OPP, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. For additional information see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
During 2018, we acquired 23 properties by purchase (net 21 after two dispositions), bringing our total portfolio of properties to 342 as of December 31, 2018. The net impact of the acquisitions drove our operating results for the year ended December 31, 2018, which were also impacted by increases during the year ended December 31, 2018 of 3.6% in the average exchange rate for GBP to USD and of 4.5% in the average exchange rate for Euro to USD, when compared to the same period last year and other factors as discussed in more detail below.
Rental Income
Rental income was $265.3 million and $242.5 million for the years ended December 31, 2018 and 2017, respectively. Our rental income increased primarily as a result of incremental income from our net acquisition of 21 properties during the year ended December 31, 2018 and income of $3.0 million relating to a lease termination fee from the sale of the Veolia Water property. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee in accordance with the terms of the lease. The increase was also driven, in part, by increases during the year ended December 31, 2018 in the average exchange rate for GBP to USD of 3.6% and Euro to USD of 4.5%, when compared to the year ended December 31, 2017.
Operating Expense Reimbursements
Operating expense reimbursements from tenants were $16.9 million and $16.8 million for the years ended December 31, 2018 and 2017, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements increased due to the net acquisition of 21 properties during the year ended December 31, 2018 and certain adjustments for real estate taxes for several European properties relating to operations during the year ended December 31, 2017.
Property Operating Expense
Property operating expenses were $28.7 million and $28.9 million for the years ended December 31, 2018 and 2017, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Property operating expense also includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. The decrease in property operating expenses was due to increases during the year ended December 31, 2018 in the average exchange rate for GBP to USD of 3.6% and Euro to USD of 4.5%, when compared to the year ended December 31, 2017, partially offset by the impact of our net acquisition of 21 properties during the year ended December 31, 2018.
During 2018, we recognized bad debt expense of $0.8 million with respect to receivables, which primarily related to three properties in which leases were terminated during the fourth quarter of 2018 (see the "Impairment Charges and Related Lease Intangible Write-offs” section below). During 2017, we recognized bad debt expense of $1.2 million with respect to receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $28.2 million and $24.5 million for the years ended December 31, 2018 and 2017, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, prior to the termination of the Former Service Provider, effective in March 2018. Our advisory agreement requires us to pay in cash a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) plus a Variable Base Management Fee based on net proceeds from equity raised by us and, if the applicable hurdles are met, Incentive Compensation, payable in cash and shares (see Note 11 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for details).
The increase to operating fees between the periods in part results from an increase of $1.9 million in the amount of the payments of the Variable Base Management Fee resulting from additional net proceeds of $171.5 million and $148.3 million during the years ended December 31, 2018 and 2017, respectively, from sales of equity securities in public offerings of Series A Preferred Stock and Common Stock pursuant to our ATM Programs. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. The increase from the prior-year period was also due to an increase in the property management fees incurred from our net acquisition of 21 properties during the year ended December 31, 2018. With respect to the third quarter of 2018, the Advisor was paid $0.4 million, in a quarterly installment, of Incentive Compensation due to the Advisor having met the applicable hurdles. Because, based on the calculation as of December 31, 2018 the hurdles had not been met, we recorded reversal of $0.4 million for Incentive Compensation previously recorded in the third quarter of 2018, and as a result, no Incentive Compensation was earned for the year ended December 31, 2018. There was no Incentive Compensation earned during the year ended December 31, 2017.
Our Property Manager is entitled to fees for the management of our properties. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. During the years ended December 31, 2018 and 2017, we paid property management fees of $5.0 million and $4.3 million, respectively. The Property Manager elected to waive $1.2 million of the property management fees for the year ended December 31, 2017. No property management fees were forgiven for the year ended December 31, 2018.
Impairment Charges and Related Lease Intangible Write-offs
During the year ended December 31, 2018, certain related entity tenants in six of our properties affiliated by a common guarantor were in financial difficulties. As part of negotiations, we terminated the leases for the tenants of four of the properties. We expect to sell one of the terminated lease properties and evaluated it for impairment and concluded that the carrying amount of the property was in excess of its estimated fair value and recorded an impairment charge of $1.6 million. The three remaining terminated lease properties were leased to other tenants and the Company wrote-off the related lease intangibles of $3.4 million associated with the original tenants. Two of the tenants are continuing to use the remaining two properties and are current on their rent. Based on expected future cash flows, we do not believe the five leased properties are impaired.
Acquisition, Transaction and Other Costs
We recognized $13.9 million of acquisition, transaction and other costs during the year ended December 31, 2018, primarily comprised of expenses incurred in connection with litigation related to the termination of the Former Service Provider totaling $10.3 million, of which $7.4 million relates to a reserve recorded for the anticipated settlement of this litigation and $2.9 million relates to legal costs. In addition, acquisition, transaction and other costs for the year ended December 31, 2018 included $1.6 million in fees associated with the exploration of a potential foreign equity offering, $1.3 million in various legal and professional fees related to financing activities and $0.7 million of other costs.
We recorded $2.0 million of acquisition, transaction and other costs during the year ended December 31, 2017, which consisted of third-party professional fees relating to the Merger, fees related to the novation of our derivative contracts in connection with the refinancing in July 2017 of our prior credit facility pursuant to a credit agreement dated as July 25, 2013 (as amended from time to time thereafter, the "Prior Credit Facility") with the Credit Facility, bridge facility commitment letter fees and legal fees.
Our completed acquisitions in 2018 and 2017, and our dispositions are considered asset acquisitions, therefore any applicable transaction costs were capitalized. In addition, certain costs related to the Mergers, which was accounted for as a business combination, were expensed in 2017 (see Note 3 — Merger Transaction for additional information).
General and Administrative Expense
General and administrative expense was $10.4 million and $8.6 million for the years ended December 31, 2018 and 2017, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers' liability insurance. The increase for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to an increase in professional fees.
Equity Based Compensation
During the years ended December 31, 2018 and 2017, we recognized expense of $2.6 million and a reversal of prior expenses of $3.8 million, respectively, with respect to equity-based compensation related to the 2015 OPP for which the performance period ended on June 2, 2018, and the 2018 OPP, which was entered into in July 2018, as well as amortization of restricted stock units in respect of shares of Common Stock, ("RSUs"), granted to our independent directors.
The 2015 OPP and 2018 OPP were remeasured at fair market value as of each balance sheet date with a cumulative effect adjustment based on the new value each period and vesting. As the value declined, prior accruals were reversed and income was recognized. Ultimately, the 2015 OPP resulted in no LTIP Units being earned upon final measurement at June 2, 2018. During the years ended December 31, 2018 and 2017, we recorded reductions in expense of $1.1 million and $4.4 million, respectively, for the 2015 OPP. During the year ended December 31, 2018, we recorded expense of $3.3 million relating to the 2018 OPP.
Under new accounting guidance adopted by us on January 1, 2019 that will apply to the 2018 OPP in future periods, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. For additional information see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K.
See Note 13 - Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for details regarding the 2018 OPP and 2015 OPP.

Depreciation and Amortization Expense
Depreciation and amortization expense was $119.6 million and $113.0 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to additional depreciation and amortization expense incurred for the net acquisition of 21 properties during the year ended December 31, 2018. Also, the higher depreciation and amortization expense was impacted by increases during the year ended December 31, 2018 of 3.6% in the average exchange rate for GBP to USD and 4.5% in the average exchange rate for Euro to USD when compared to the same period last year.
Interest Expense
Interest expense was $58.0 million and $48.5 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily related to an increase in average borrowings and a higher effective interest rate on our debt. The amount of our total debt outstanding increased from $1.5 billion as of December 31, 2017 to $1.8 billion as of December 31, 2018, and the weighted-average effective interest rate of our total debt increased from 2.8% as of December 31, 2017 to 3.1% as of December 31, 2018, which was partially due to an increase in LIBOR rates during 2018. Also, the higher interest expense was impacted by increases during the year ended December 31, 2018 of 3.6% in the average exchange rate for GBP to USD and 4.5% in the average exchange rate for Euro to USD when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates which increased through 2018 and may continue to increase in future periods.
Loss on Extinguishment of Debt
During the third quarter of 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million secured by all 43 of our properties located in the United Kingdom. At closing, the £209.0 million of net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. As a result of this transaction, we recorded charges of $3.9 million, consisting of the write off $1.5 million of previously recorded deferred financing costs and prepayment penalties paid on early extinguishment of debt of $2.4 million.
(Loss) Gain on Dispositions of Real Estate Investments
During the year ended December 31, 2018 we recorded a loss on dispositions of real estate investments of $5.8 million. The loss related to the disposition of a property in Vandalia, Ohio, which resulted in a loss of $1.9 million, and a property in San Jose, California, which resulted in a loss of $3.8 million. Prior to the sale of the Ohio property, we agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease, which is recorded in rental income in the accompanying consolidated statements of operations for the year ended December 31, 2018.
Gain on dispositions of real estate investments during the year ended December 31, 2017 of $1.1 million related to the disposition of a property leased to Kulicke & Soffa located in Ft. Washington, Pennsylvania, which resulted in a gain on sale of disposition of $0.4 million, and the reversal of the prior year Gain Fee under the advisory agreement of $0.8 million (see Note 11 —  Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for further details).
Gain (Loss) on derivative instruments
The gains of $7.6 million and losses of $8.3 million on derivative instruments for the years ended December 31, 2018 and 2017, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
Unrealized Gain (Loss) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
During the years ended December 31, 2018 and 2017, we recorded losses on undesignated foreign currency advances and other hedge ineffectiveness of $0.4 million and $3.7 million, respectively. The loss during the year ended December 31, 2017, primarily related to the mark-to-market adjustments on excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges. On July 24, 2017, in connection with the refinancing of the Prior Credit Facility, our GBP-denominated borrowings were substantially reduced, and there were no undesignated excess foreign advances in GBP thereafter. Accordingly, we do not expect similar charges/gains on excess amounts in the future.
Changes in the rates of exchange for the Euro and GBP currencies compared to the USD may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This helps us manage the risk of our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure risk to our net cash flow. We generally are a net receiver of these currencies (we receive more than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the relevant foreign currency. During the year ended December 31, 2018, the average exchange rate for GBP to USD increased by 3.6%, and the average exchange rate for Euro to USD increased by 4.5%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $2.4 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, we recognized a deferred tax benefit of $1.0 million.
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
Operating Fees to Related Parties

Operating fees paid to related parties were $24.5 million and $19.8 million for the years ended December 31, 2017 and 2016, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments. Our advisory agreement requires us to pay a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 11 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for details). The increase to operating fees in 2017 is driven in part by the payment of the Variable Base Management fee equal to $3.4 million resulting from the issuance of $370.4 million of equity in connection with the Merger, issuances of shares of Common Stock pursuant to the ATM Program and issuances of Series A Preferred Stock. In addition, our operating fees paid to related parties increased due to an increase in the property management fees incurred on the acquisition of 12 properties during 2017, and was partially offset by our disposition of one property during the first quarter of 2017, and the disposition of 34 properties during the last two quarters of 2016. No Incentive Compensation was earned for the years ended December 31, 2017 and 2016, respectively.
Our Property Manager is entitled to fees for the management of our properties. Property management fees that we pay our Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, are calculated as a percentage of our gross revenues. During the years ended December 31, 2017 and 2016, property management fees we paid were $4.3 million and $3.8 million, respectively. The Property Manager elected to forgive $1.2 million and $2.3 million of the property management fees for the years ended December 31, 2017 and 2016, respectively.
Acquisition, Transaction and Other Costs
We recorded $2.0 million of acquisition, transaction and other costs during the year ended December 31, 2017, which consisted of third-party professional fees relating to the Merger, fees related to the novation of our derivative contracts in connection with the refinancing in July 2017 of our Prior Credit Facility with the Credit Facility, bridge facility commitment letter fees and legal fees. Our 2017 acquisitions and dispositions are considered as asset acquisitions and disposal, therefore any applicable transaction costs were capitalized. Acquisition, transaction and other costs during the year ended December 31, 2016 of $9.8 million were primarily related to the Merger.
General and Administrative Expense
General and administrative expense was $8.6 million and $7.1 million for the years ended December 31, 2017 and 2016, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers' liability insurance. The increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to the increase in directors and officer's liability insurance premiums and professional fees.
Equity Based Compensation
During the years ended December 31, 2017 and 2016, we recognized income of $(4.4) million and expense of $3.4 million, respectively, with respect to equity-based compensation primarily related to changes in the fair value of the OPP offset by the amortization of Restricted Shares and RSUs granted to our independent directors. The decrease in equity based compensation in 2017 is primarily due to a decrease in the OPP valuation, which resulted from the second year of the performance period under the OPP having ended without any LTIP Units having been earned, due to a decrease in our stock price, and our peer groups having generally outperformed us. See Note 13 - Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for details regarding the OPP.
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
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the year ended December 31, 2017, the average exchange rate for GBP to USD increased by 4.9% and the average exchange rate for Euro to USD increased by 2.1%, when compared to the same period last year. During the year ended December 31, 2016, the average exchange rate for GBP to USD decreased by 9.3% and the average exchange rate for Euro to USD decreased by 13.9%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $3.1 million and $4.4 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, we recognized a deferred tax benefit of $1.0 million.

Cash Flows from Operating Activities
During the year ended December 31, 2018, net cash provided by operating activities was $144.6 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2018 reflect net income of $10.9 million, adjusted for non-cash items of $125.3 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flows by $2.3 million.
During the year ended December 31, 2017, net cash provided by operating activities was $131.0 million. Cash flows provided by operating activities during the year ended December 31, 2017 reflect net income of $23.6 million, adjusted for non-cash items of $107.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation) and working capital items of $10.9 million.
During the year ended December 31, 2016, net cash provided by operating activities was $114.4 million. Cash flows provided by operating activities during the year ended December 31, 2016 reflect net income of $47.6 million, adjusted for non-cash items of $94.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of mezzanine discount, amortization of above/below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity based compensation) and working capital items of $2.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2018 of $457.9 million was primarily driven by property acquisitions of $479.6 million and capital expenditures of $1.5 million. These cash uses were partially offset by proceeds from asset dispositions of $23.7 million during the year ended December 31, 2018.
Net cash used in investing activities during the year ended December 31, 2017 of $79.0 million was primarily driven by property acquisitions of $98.8 million and capital expenditures of $3.1 million, partially offset by net proceeds from the sale of real estate investments of $12.3 million from the disposition of Kulicke & Soffa and net proceeds from settlement of derivatives of $10.6 million.
Net cash provided by investing activities during the year ended December 31, 2016 of $134.1 million primarily related to proceeds from sale of real estate investments of $107.8 million on dispositions of 34 properties, cash acquired in Merger transaction of $19.0 million and restricted cash acquired in Merger transaction of $7.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $312.2 million during the year ended December 31, 2018 primarily related to net borrowings on our Revolving Credit Facility of $69.6 million, proceeds from mortgage notes payable of $494.7 million, net proceeds from issuance of Common Stock of $171.8 million and proceeds from our Term Loan of $60.4 million. These cash inflows were partially offset by payments on mortgage notes payable of $313.2 million, dividends paid to common stockholders of $147.4 million, dividends paid to preferred stockholders of $9.8 million and payments of financing costs of $10.6 million.
Net cash used in financing activities of $30.7 million during the year ended December 31, 2017 related to repayments on the Prior Credit Facility and the Credit Facility of $1.0 billion, dividends to common stockholders of $142.7 million, repayment of the Mezzanine Facility of $56.5 million and repayments of mortgage notes payable of $21.9 million. These cash outflows were partially offset by borrowings from the Revolving Credit Facilities of $647.4 million, proceeds from the Term Loan of $225.0 million, proceeds from mortgage notes payable of $187.0 million and proceeds from the issuance of Series A Preferred Stock of $130.4 million.
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

Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $100.3 million. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties and properties we expect to acquire should cover operating expenses and the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in prior periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the year ended December 31, 2018, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from our other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds received from our ATM Program and Preferred Stock ATM Program (or any similar future program), proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties and undistributed funds from operations, if any.
Acquisitions and Dispositions
Acquisitions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. We have signed two non-binding letters of intent and one definitive purchase and sale agreement to acquire a total of three net lease properties, all of which are located in the United States, for an aggregate purchase price of $42.0 million. The two letters of intent may not lead to definitive agreements and the one definitive agreement is subject to conditions. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. Additionally, we have signed definitive agreements that will increase the annual rent at four of our properties, that are leased to a single tenant, in exchange for our funding of $11.4 million in capital expenditures to expand and remodel the properties. During the year ended December 31, 2018, we acquired 23 properties for $479.6 million, including capitalized acquisition costs. Generally, we fund our acquisitions through a combination of cash and cash equivalents and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness (see Note 5 - Mortgage Notes Payable, Net and Note 6 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion). We funded our 2018 acquisitions, including closing costs, primarily through a combination of an increase in mortgage debt of $181.5 million, net of mortgage repayments, additional borrowings of approximately $69.6 million, net of repayments under our Revolving Credit Facility, additional borrowings on our Term Loan of approximately $60.4 million and net proceeds from the issuance of Common Stock of $171.8 million.
We expect to fund acquisitions in the short term primarily with the net proceeds of $151.2 million from sales under the ATM Program during January 2019 or borrowings under the Revolving Credit Facility following repayments of amounts outstanding thereunder with those net proceeds. We intend to use proceeds from potential future offerings of equity securities (including preferred equity securities), borrowings under our Revolving Credit Facility, and proceeds from any dispositions of real estate investments to fund future acquisitions.
Dispositions
During June 2018, we sold one property for gross proceeds of $20.3 million, which resulted in net proceeds of $1.3 million after repayment of mortgage debt. In addition, during July 2018, we sold one real estate asset for a total contract sales price of $5.0 million. Prior to the sale, we agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease. At closing, we paid approximately $3.0 million in excess of proceeds received for the repayment of mortgage debt and recorded a loss of $1.9 million.
We have signed non-binding letters of intent to dispose of two net lease properties, one of which is located in the United States, while the other is located in the United Kingdom. The United States disposition is for a contract sales price of $13.0 million, and there is no debt associated with the property. The United Kingdom disposition is for a contract sales price of £7.2 million, and it is expected to generate £3.0 million in net proceeds after repayment of associated debt. There can be no assurance these letters of intent will lead to definitive agreements or completed dispositions on the contemplated terms, or at all. Additionally, we entered into definitive purchase and sale agreements to sell two properties in the United States and three properties in Germany. The two United States dispositions are for a total contract sales price of $11.4 million, and there is no debt associated with these properties. The Germany dispositions are for a contract sales price of €135.0 million and are expected to generate €72.5 million after repayment of associated debt. These pending dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Common Stock Offerings
ATM Program — Common Stock
We have the ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock from time to time through our sales agents. During the year ended December 31, 2017, we sold 820,988 shares of Common Stock through the ATM Program for gross sales proceeds of $18.7 million, before issuance costs of $0.4 million. During the year ended December 31, 2018, we sold 164,927 shares of Common Stock through the ATM program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million. These costs are recorded in additional paid-in capital on the accompanying audited consolidated balance sheets.
During January 2019, we sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions of $1.5 million and additional issuance costs of $2,000. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the ATM Program, and in February 2019, we terminated our existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of our ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 9B. Other Information” for further information.
Underwritten Offerings — Common Stock
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
On November 28, 2018, we completed the issuance and sale of 4,000,000 shares of Common Stock in an underwritten public offering at a price per share of $20.20. The gross proceeds from this offering were $80.8 million before deducting the underwriting discount of $3.2 million and additional offering expenses of $0.1 million.
Preferred Stock Offerings
ATM Program — Series A Preferred Stock
In March 2018, we established the Preferred Stock ATM Program, an “at the market” equity offering program for our Series A Preferred Stock pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the year ended December 31, 2018, we sold 7,240 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
Underwritten Offerings — Series A Preferred Stock
On September 12, 2017, we completed the issuance and sale of 4,000,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share, and on October 11, 2017, we issued and sold an additional 259,650 shares of Series A Preferred Stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement. The gross proceeds from this offering were $106.5 million before deducting the underwriting discount of $3.4 million and additional offering expenses of $0.5 million.
On December 19, 2017, we completed the issuance and sale of 1,150,000 shares of the Series A Preferred Stock (including 150,000 shares pursuant to the underwriter’s full exercise of its option to purchase additional shares) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were $28.8 million before deducting the underwriting discount of $0.8 million and additional offering expenses of $0.2 million.
Borrowings
As of December 31, 2018, we had total debt outstanding of $1.8 billion with a weighted average interest rate per annum equal to 3.1%, representing secured mortgage notes payable of $1.1 billion, net of mortgage discounts and deferred financing costs and outstanding advances under the Credit Facility of $642.6 million, net of deferred financing costs. As of December 31, 2018, 79.9% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.0% per annum. As of December 31, 2018, 20.1% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.4% per annum. The total gross carrying value of unencumbered assets as of December 31, 2018 is $1.3 billion, of which approximately $1.2 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.

Our debt leverage ratio was 49.3% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2018. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for fair value of such debt as of December 31, 2018. As of December 31, 2018 the weighted-average maturity of our indebtedness was 4.2 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
On January 26, 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.3%, and with a 10-year maturity. The multi-tenant mortgage loan is secured by eight properties in six states totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under our Revolving Credit Facility, while the remainder was used for general corporate purposes.
On August 16, 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of 1.975% plus 3-month GBP LIBOR, maturing in August 2023. With respect to the interest, 80.0% of the principal amount is fixed by a swap agreement, while the remaining 20.0% of the principal remains variable. The loan is secured by all 43 of our properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties, while the remainder was used for general corporate purposes. The other five properties were unencumbered prior to the loan.
On November 9, 2018, we entered into a multi-tenant mortgage loan, yielding gross proceeds of $98.5 million with a fixed interest rate of approximately 4.9% and a 10-year maturity in December 2028. The multi-tenant mortgage loan is secured by seven properties in six states, totaling approximately 651,313 square feet. Proceeds were used to pay down $90.0 million of outstanding indebtedness under the Revolving Credit Facility.
On November 14, 2018, we entered into a mortgage loan, yielding gross proceeds of approximately $70.0 million with a fixed rate of 4.6% and a 10-year maturity. Proceeds were used to fund a portion of the $126.6 million purchase price to acquire a cold storage facility located in Romulus, Michigan. The remainder was funded from cash on hand, consisting of proceeds from borrowings.
For the year ending December 31, 2019, we have future scheduled principal payments on our mortgage notes of $235.0 million, with a weighted average interest rate of 2.3%.
In January 2019, we paid off two maturing mortgages totaling approximately $17.3 million using cash on hand.
On February 6, 2019, we borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages of our five properties in Finland. The maturity date of the loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4%, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date), representing 80% of the principal amount of the loan, fixed at 1.8% by an interest rate swap agreement. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
Credit Facility
On July 24, 2017, we, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at closing, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon our request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on the prevailing exchange rate on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately $60.2 million allocated to the Term Loan. We used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. As of December 31, 2018, based on the prevailing exchange rate on that date, approximately $363.9 million was outstanding under our Revolving Credit Facility and approximately $278.7 million was outstanding under our Term Loan.

The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at our option. The Term Loan portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of our consolidated total indebtedness to our consolidated total asset value plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of December 31, 2018, the Credit Facility had a weighted average effective interest rate of 2.9%, after giving effect to interest rate swaps in place.
The Credit Facility requires us to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of December 31, 2018, approximately $42.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
We may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2018, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
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
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO, Core FFO and AFFO calculations exclude such factors as depreciation and amortization of real estate assets and gain or loss from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO, Core FFO and AFFO presentations facilitate comparisons of operating performance between periods and between other REITs.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our operating performance including relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. However, FFO, Core FFO and AFFO are not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Investors are cautioned that FFO, Core FFO and AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as they exclude certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

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
We define FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.
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
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as acquisition, transaction and other costs, as well as certain other costs that are considered to be non-core, such as debt extinguishment costs, fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt (adjustment included in Core FFO) and unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income attributable to common stockholders (in accordance with GAAP)	$1,082	$20,731	$47,140
Impairment charges and related lease intangible write-offs	5,000	—	—
Depreciation and amortization	119,582	113,048	94,455
Loss (gain) on dispositions of real estate investments (1)	5,751	(1,089)	(11,841)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	(78)	(669)
FFO (as defined by NAREIT) attributable to common stockholders	131,415	132,612	129,085
Acquisition, transaction and other costs (2)	13,850	1,979	9,792
Loss on extinguishment of debt (3)	3,897	—	—
Fire (recovery) loss	(50)	45	—
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	(1)	(79)
Core FFO attributable to common stockholders	149,112	134,635	138,798
Non-cash equity-based compensation	2,649	(3,787)	3,748
Non-cash portion of interest expense	5,193	4,420	6,698
Amortization of above- and below- market leases and ground lease assets and liabilities, net	2,130	1,930	(41)
Straight-line rent	(6,310)	(10,537)	(10,613)
Unrealized loss (gain) on undesignated foreign currency advances and other hedge ineffectiveness	434	3,679	(10,109)
Eliminate unrealized (gain) loss on foreign currency transactions (4)	(7,127)	10,182	(1,072)
Amortization of mortgage discounts and premiums, net and mezzanine discount	1,249	827	(437)
Deferred tax benefit	—	(693)	—
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	(4)	89
AFFO attributable to common stockholders (5)	$147,330	$140,652	$127,061

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$131,415	$132,612	$129,085
Core FFO attributable to common stockholders	$149,112	$134,635	$138,798
AFFO attributable to common stockholders	$147,330	$140,652	$127,061
_______________________

(1)	Gains on dispositions of real estate investments for the year ended December 31, 2016 is net of $1.5 million of tax recognized on the sale of Hotel Winston, The Netherlands property.

(2)
For the year ended December 31, 2018, acquisition, transaction and other costs are comprised of expenses incurred in connection with litigation related to the termination of the Former Service Provider totaling $10.3 million, of which $7.4 million relates to a reserve recorded for the anticipated settlement of this litigation and $2.9 million relates to legal costs. In addition, includes $1.6 million in fees associated with the exploration of a potential foreign equity offering, $1.3 million various legal and professional fees related to financing activities and $0.7 million of other costs. For the year ended December 31, 2017, acquisition, transaction and other costs primarily comprised of approximately $0.8 million of merger and deal related costs and also include approximately $0.9 million in derivative novation costs in connection with the replacement of related counterparties, which are non-recurring costs and are considered to be non-core. For the year ended December 31, 2016, acquisition, transaction and other costs represent merger related costs of approximately $9.8 million.

(3)
For the year ended December 31, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $2.4 million. Prepayment penalties paid on early extinguishment of debt of $1.3 million that occurred during the three months ended June 30, 2018 were classified as acquisition and transaction fees in our Quarterly Report on Form 10-Q for the three months ended June 30, 2018 and were reclassified as loss on extinguishment of debt in our Quarterly Report on Form 10-Q for the three months ended September 30, 2018.

(4)
For the year ended December 31, 2018, gains on derivative instruments were $7.6 million which were comprised of unrealized gains of $7.1 million and realized gains of $0.5 million. For the year ended December 31, 2017, losses on derivative instruments were $8.3 million which were comprised of unrealized losses of $10.2 million and realized gains of $1.9 million. For the year ended December 31, 2016, gains on derivative instruments were $7.4 million which were comprised of unrealized gains of $1.1 million and realized gains of $6.3 million.

(5)
AFFO for the year ended December 31, 2018 includes income from a lease termination fee of $3.0 million, which is recorded in rental income in the unaudited consolidated statements of operations, related to a real estate asset sold during the third quarter of 2018.

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
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, that exceed 95% of our Adjusted FFO as defined in our Credit Facility (which is different from AFFO as discussed and analyzed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. We used this exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on June 30, 2018. On November 19, 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we may use to pay cash distributions, make redemptions and make repurchases from 95% of Adjusted FFO to 100% of Adjusted FFO solely for the quarter ended December 31, 2018, and, during that quarter, we paid dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO. There can be no assurance that our lenders will consent to any additional modifications to the restrictions in our Credit Facility on our ability to pay dividends necessary to maintain our compliance thereunder if we pay dividends that exceed 95% of Adjusted FFO in more than one fiscal quarter during 2019 or any future calendar year. In addition, the agreements governing our future debt agreements may also include additional restrictions on our ability to pay dividends.
Our ability to maintain compliance with the restrictions on the payment of distributions in our Credit Facility depends on our ability, and the time needed, to invest the approximately $151.2 million of net proceeds we received from the sale of approximately 7.8 million shares of Common Stock pursuant to our ATM Program during January 2019 in new acquisitions. There can be no assurance we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and distributions), our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected. Moreover, we could be subject to similar considerations in connection with any other offering of Common Stock or other equity securities we may conduct in the future. If we are not able to generate sufficient cash from operations or otherwise maintain compliance with our Credit Facility, we may have to reduce the amount of dividends we pay or identify other financing sources to fund the payment of dividends at their current levels. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”
During the year ended December 31, 2018, we paid total dividends of $157.8 million, including dividends paid to holders of Common Stock of $147.4 million, dividends to holders of Series A Preferred Stock of $9.8 million and distributions paid to holders of LTIP Units of $0.6 million. During the year ended December 31, 2018, cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings.
The following table shows the sources for the payment of dividends to holders of Common Stock and Series A Preferred Stock for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018		December 31, 2018
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to holders of Common Stock	$35,834		$35,836		$36,682		$39,092		$147,444
Dividends to holders of Series A Preferred Stock	2,451		2,453		2,453		2,455		9,812
Other	158		111		179		137		585
Total dividends	$38,443		$38,400		$39,314		$41,684		$157,841

Source of dividend coverage:
Cash flows provided by operations	$40,677		$29,011		$33,709		$41,200		$144,597
Dividends paid to preferred stockholders	(2,451)		(2,453)		(2,453)		(2,455)		(9,812)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	38,226	99.4%	26,558	69.2%	31,256	79.5%	38,745	92.9%	$134,785	85.4%
Available cash on hand	217	0.6%	11,842	30.8%	8,058	20.5%	2,939	7.1%	23,056	14.6%
Total sources of dividend coverage	$38,443	100.0%	$38,400	100.0%	$39,314	100.0%	$41,684	100.0%	$157,841	100.0%

Cash flows provided by operations (GAAP basis) (1)	$40,677		$29,011		$33,709		$41,200		$144,597

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$2,361		$5,288		$177		$(6,744)		$1,082
_______________________________
(1) Cash flows provided by operations for the year ended December 31, 2018 include acquisition, transaction and other costs of $13.9 million.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the audited consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the audited consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We use foreign currency derivatives including foreign currency put options, foreign currency forward contracts and cross-currency swap agreements to manage our exposure to fluctuations in foreign currency exchange rates, such as the GBP-USD and EUR-USD exchange rates (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion).

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$1,140,113	$235,026	$238,802	$278,035	$388,250
Interest on mortgage notes payable (1)	325,194	38,739	58,852	51,062	176,541
Principal on Revolving Credit Facility	363,894	—	363,894	—	—
Interest on Revolving Credit Facility	34,894	13,965	20,929	—	—
Principal on Term Loan	282,069	—	—	282,069	—
Interest on Term Loan (1)	19,011	5,434	10,882	2,695	—
Operating ground lease rental payments due (2)	47,374	1,371	2,742	2,742	40,519
Total (3) (4)	$2,212,549	$294,535	$696,101	$616,603	$605,310
_________________________

(1)	Based on exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EURO as of December 31, 2018.

(2)	Ground lease rental payments due for our ING Amsterdam lease are not included in the table above as our ground for this property is prepaid through 2050.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2018, which consisted primarily of the Euro and the GBP. At December 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Election as a REIT
We elected to be taxed as a REIT under sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code and we believe we have so qualified. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Inflation
We may be adversely impacted by inflation on any leases that do not contain an indexed escalation provision. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
Please see Note 11 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors other than our future obligations under noncancelable operating ground leases (see Note 10 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for details).

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
Generally, we do not use derivative instruments to hedge credit risks or for speculative purposes. However, from time to time, we have entered and may continue to enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease, which would create lower revenues from these assets and lower investment performance. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2018, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the audited consolidated financial statements, was in a net asset position of $4.8 million (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
As of December 31, 2018, our total consolidated debt, which includes borrowings under the Credit Facility and secured mortgage financings, had a total carrying value of $1.8 billion, an estimated fair value of $1.8 billion and a weighted average effective interest rate per annum of 3.1%. At December 31, 2018, a significant portion (approximately 79.9%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt mortgage debt at December 31, 2018 ranged from 1.0% to 4.9% and had a weighted average interest rate of 3.0%. The contractual annual interest rates on our variable-rate debt at December 31, 2018 ranged from 1.9% to 4.4% and had a weighted average interest rate of 3.4%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates which increased through 2018 and may continue to increase in future periods. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2018:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)	Total Debt
2019	$182,226	$52,800	$235,026
2020	175,819	34,054	209,873
2021	176,462	216,361	392,823
2022	297,351	3,820	301,171
2023	207,146	51,787	258,933
Thereafter	388,250	—	388,250
Total	$1,427,254	$358,822	$1,786,076
____________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018, for illustrative purposes, as applicable.

(2)	Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2018 by an aggregate increase of $42.9 million or an aggregate decrease of $32.5 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2018 would increase by $1.4 million and decrease by $0.6 million, respectively for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in the Euro and the GBP which may affect future costs and cash flows, in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we have used and may continue to use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of the Euro and the GBP (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2018, we did not have any draws in excess of our net investments (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered "in-the-money" and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value in the audited consolidated balance sheets, was in a net asset position of $5.5 million at December 31, 2018 (see Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2018, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	Total
2019	$70,303	$51,771	$122,074
2020	70,789	53,151	123,940
2021	71,140	53,790	124,930
2022	71,505	53,217	124,722
2023	70,498	50,472	120,970
Thereafter	126,472	244,253	370,725
Total	$480,707	$506,654	$987,361
_______________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2018, during each of the next five calendar years and thereafter, are as follows (in thousands):

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2019	$188,816	$11,229	$200,045
2020	176,575	11,914	188,489
2021	16,738	21,525	38,263
2022	—	27,844	27,844
2023	—	265,552	265,552
Thereafter	—	—	—
Total	$382,129	$338,064	$720,193

	Future Debt Service Payments (1) (2)
	Credit Facility (Term Loan Portion)
(In thousands)	EUR	GBP	Total
2019	$5,434	$—	$5,434
2020	5,449	—	5,449
2021	5,433	—	5,433
2022	284,764	—	284,764
2023	—	—	—
Thereafter	—	—	—
Total	$301,080	$—	$301,080
_______________________

(1)
Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at December 31, 2018.
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2018, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. (55.7%) and the remaining are in Finland (5.4%), France (4.4%), Germany (7.4%), Luxembourg (2.0%), The Netherlands (6.1%) and the United Kingdom (19.0%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2018. Based on annualized rental income, at December 31, 2018, our directly owned real estate properties contain significant concentrations in the following asset types: office (53%), industrial/distribution (39%), and retail (8%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2018, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
New Equity Distribution Agreement
We have the ATM Program, an “at the market” equity offering program pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. During January 2019, we sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions of $1.5 million and additional issuance costs of $2,000. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the ATM Program.
On February 27, 2019, we terminated our existing equity distribution agreement, and on February 28, 2019, we entered into a new equity distribution agreement on substantially the same terms with the sales agents under our existing equity distribution agreement, UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., and BMO Capital Markets Corp., as well as three new sales agents, BBVA

Securities Inc., SMBC Nikko Securities America, Inc. and Stifel, Nicolaus & Company, Incorporated (collectively, the “Agents”). The new equity distribution agreement provides for the continuation of the ATM Program to raise additional aggregate sales proceeds of up to $250.0 million.
Subject to the terms and conditions of the new equity distribution agreement, the Agents will use their commercially reasonable efforts to sell, on our behalf, shares of Common Stock offered by us under and in accordance with the new equity distribution agreement. The sales, if any, of shares of Common Stock, made under the new equity distribution agreement will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by us from time to time.
We intend to continue to use any net proceeds from the ATM Program for general corporate purposes, including funding investment activity, repaying outstanding indebtedness (including borrowings under the Revolving Credit Facility), and for working capital.
The ATM Program is registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (Registration No. 333-214579). Following the filing of this Annual Report on Form 10-K, we will file a prospectus supplement with the Securities and Exchange Commission in connection with the offer and sale of shares of Common Stock pursuant to the new equity distribution agreement. Copies of the opinions of Venable LLP and Proskauer Rose LLP relating to the ATM Program are attached to this Annual Report on Form 10-K as Exhibits 5.1 and 8.1, respectively.
The new equity distribution agreement contains customary representations, warranties, and agreements of both parties, indemnification rights and termination provisions.
Certain of the Agents or their affiliates are or have been lenders to us under the Credit Facility and other loans, agents under the Preferred Stock ATM Program or counterparties with respect to certain of our derivative contracts.
The foregoing description of the material terms of the new equity distribution agreement in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of the new equity distribution agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
Charter Amendment
On February 27, 2019, we filed an amendment to our charter with the State Department of Assessments and Taxation of Maryland, which became effective upon filing. Pursuant to this amendment, we increased the number of shares of stock our charter authorizes us to issue from up to 116,670,000 shares of stock, consisting of 100,000,000 shares of common stock and 16,670,000 shares of preferred stock, to up to 166,670,000 shares of stock, consisting of 150,000,000 shares of common stock and 16,670,000 shares of preferred stock.
The foregoing description of the material terms of this charter amendment in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of this charter amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
Property Management and Leasing Agreement Amendment
On February 27, 2019, we entered into an amendment to our primary property management and leasing agreement with the Property Manager (the "Primary PMLA"), pursuant to which the Property Manager provides property management and leasing services for almost all our properties. For more information about the terms of the Primary PMLA see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Following this amendment, the Primary PMLA continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either we or the Property Manager could terminate upon 60 days’ written notice prior to end of the applicable term. Following this amendment, either we or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ prior written notice.
The foregoing description of the material terms of this amendment in this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of this amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 3rd Floor, New York, NY 10022, attention Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.globalnetlease.com.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-52 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018 and for the years ended December 31, 2018 and 2017.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)	Equity Distribution Agreement dated December 12, 2016.
1.2 (2)
Amendment No. 1 to Equity Distribution Agreement, by and among Global Net Lease, Inc., UBS Securities LLC, Robert W. Baird & Co, Inc., Capital One Securities, Inc., Mizuho Securities USA LLC, FBR Capital Markets & Co., and KeyBanc Capital Markets Inc., dated as of May 19, 2017.

1.3 (3)
Equity Distribution Agreement, dated March 23, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Ladenburg Thalmann & Co., BMO Capital Markets Corp. and B. Riley FBR, Inc.

1.4 (4)	Underwriting Agreement, dated as of August 16, 2018 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., BMO Capital Markets Corp. and UBS Securities LLC
1.5 (5)
Amendment No. 2 to Equity Distribution Agreement, by and among Global Net Lease, Inc., UBS Securities LLC, Robert W. Baird & Co, Inc., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., and BMO Capital Markets Corp., dated as of October 4, 2018.

1.6 (6)
Underwriting Agreement, dated November 28, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., BMO Capital Markets Corp. and UBS Securities LLC as representatives of the underwriters listed on Schedule I thereto.

1.7 *
Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities, Inc., SMBC Nikko Securities America, Inc. and Stifel, Nicolaus & Company, Incorporated.

2.1 (7)
Agreement and Plan of Merger, dated as of August 8, 2016, among Global Net Lease, Inc., American Realty Capital Global Trust II, Inc., Mayflower Acquisition, LLC, Global Net Lease Operating Partnership, L.P., and American Realty Capital Global Trust II Operating Partnership, L.P.

3.1 (8)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (9)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.4 *	Articles of Amendment filed on February 27, 2019
4.1 (10)
Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.

5.1 *	Opinion of Venable LLP
8.1 *	Opinion of Proskauer Rose LLP
10.1 (10)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.

Exhibit No.	Description
10.2 (11)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (12)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.4 (11)	Global Net Lease, Inc. (f/k/a American Realty Capital Global Daily Net Asset Trust, Inc.) 2012 Stock Option Plan.
10.5 (13)	Credit Agreement, dated as of July 25, 2013, by and among American Realty Capital Global Partnership, L.P., JPMorgan Chase Bank, N.A., and the lenders and agents party thereto.
10.6 (14)
Third Amendment to Credit Agreement, dated as of June 24, 2014, among American Realty Capital Global Operating Partnership, Global Net Lease, Inc., ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.7 (15)
Fourth Amendment to Credit Agreement, dated as of July 29, 2014, among American Realty Capital Global Operating Partnership, Global Net Lease, Inc., ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.8 (15)
Fifth Amendment to Credit Agreement, dated as of October 16, 2014, among American Realty Capital Global Operating Partnership, Global Net Lease, Inc., ARC Global Holdco, LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.9 (15)
Sixth Amendment to Credit Agreement, dated as of December 16, 2014, among American Realty Capital Global Trust, Operating Partnership, Global Net Lease, Inc., ARC Holdco. LLC, JPMorgan Chase Bank, N.A. and the other parties named thereto.

10.11 (10)
Seventh Amendment to Credit Agreement, dated as of June 1, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.12 (15)
Second Amended and Restated 2015 Advisor Multi-Year Outperformance Agreement, dated as of February 25, 2016, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.

10.13 (16)
Indemnification Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Scott J. Bowman, Peter M. Budko, Patrick J. Goulding, William M. Kahane, P. Sue Perrotty, Nicholas Radesca, Edward G. Rendell, Nicholas S. Schorsch, Abby M. Wenzel, Andrew Winer, Edward M. Weil, Jr., Global Net Lease Advisors, LLC, AR Capital, LLC and RCS Capital Corporation.

10.14 (17)
Eighth Amendment to Credit Agreement, dated as of August 24, 2015, among Global Net Lease Operating Partnership, L.P., Global Net Lease, Inc., ARC Global Holdco, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.15 (15)	Indemnification Agreement between Global Net Lease, Inc. and Timothy Salvemini, dated as of December 22, 2015.
10.16 (18)	Indemnification Agreement between Global Net Lease, Inc. and Edward M. Weil, Jr., dated as of January 3, 2017.
10.17 (18)	Indemnification Agreement between Global Net Lease, Inc. and Nicholas Radesca, dated as of January 6, 2017.
10.18 (18)	Letter Agreement, dated as of December 16, 2016, by and among American Realty Capital Global Trust II, Inc., American Realty Capital Global II Advisors, LLC and AR Global Investments, LLC.
10.19 (19)	Credit Agreement, dated as of July 24, 2017, by and among Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National as agent.
10.20 (19)
Unconditional Guaranty of Payment and Performance, dated as of July 24, 2017, by Global Net Lease, Inc., ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.21 (19)
Contribution Agreement, dated as of July 24, 2017, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, and the other subsidiary parties thereto.

10.22 (20)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.23 (21)
Loan Agreement, dated as of October 27, 2017, by and among the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.

Exhibit No.	Description
10.24 (21)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.25 (21)
Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.

10.26 (21)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.27 (21)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.28 (21)	Indemnification Agreement between Global Net Lease, Inc. and Christopher J. Masterson, dated as of November 2, 2017.
10.29 (22)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.30 (8)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.31 (3)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.32 (26)
First Amendment to Credit Agreement, dated as of March 29, 2018 by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. as the REIT and guarantor, the lenders party thereto. and KeyBank National Association as agent.

10.33 (23)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.34 (23)	2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.35 (24)
First Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of August 14, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.36 (26)
Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.37 (25)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.38 *	Form of Restricted Stock Unit Award Agreement.
10.39 *
Letter Agreement, dated as of November 19, 2018, regarding Credit Agreement, dated as of July 24, 2017, by and among Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National as agent.

10.40 *
First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.41 *
Third Amendment, dated as of February 27, 2019, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

99.1 *	Material U.S. Federal Income Tax Considerations.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Venable LLP (included in Exhibit 5.1 hereto).
23.3	Consent of Proskauer Rose LLP (included in Exhibit 8.1 hereto).
31.1 *
Certification of the Principal Executive Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of the Principal Financial Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of Global Net Lease, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Equity for the years ended December 31, 2018, 2017, and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule III — Real Estate and Accumulated Depreciation.

___________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2016.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2017.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 17, 2018.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2018.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 28, 2018.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2015.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2015.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014.

(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 10, 2015.

(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 25, 2017.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2017.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2017.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2018.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2018.

(25)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 16, 2018.

(26)	Filed as an exhibit to our Current Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 7, 2018.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2019.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, Audit Committee Chair and Nominating and Corporate Governance Committee Chair	February 28, 2019
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 28, 2019
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2019
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director	February 28, 2019
Lee M. Elman

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 28, 2019
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	February 28, 2019
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Reporting on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019
We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments, at cost (Note 4):
Land	$398,911	$402,318
Buildings, fixtures and improvements	2,345,202	2,138,405
Construction in progress	1,235	2,328
Acquired intangible lease assets	675,551	629,626
Total real estate investments, at cost	3,420,899	3,172,677
Less accumulated depreciation and amortization	(437,974)	(339,931)
Total real estate investments, net	2,982,925	2,832,746
Assets held for sale	112,902	—
Cash and cash equivalents	100,324	102,425
Restricted cash	3,369	5,302
Derivative assets, at fair value (Note 8)	8,730	2,176
Unbilled straight-line rent	47,183	42,739
Prepaid expenses and other assets	22,245	22,617
Due from related parties	16	16
Deferred tax assets	3,293	1,029
Goodwill and other intangible assets, net	22,180	22,771
Deferred financing costs, net	6,311	6,774
Total Assets	$3,309,478	$3,038,595

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$1,129,807	$984,876
Revolving credit facility (Note 6)	363,894	298,909
Term loan, net (Note 6)	278,727	229,905
Acquired intangible lease liabilities, net	35,757	31,388
Derivative liabilities, at fair value (Note 8)	3,886	15,791
Due to related parties	790	829
Accounts payable and accrued expenses	31,529	23,227
Prepaid rent	16,223	18,535
Deferred tax liability	15,227	15,861
Taxes payable	2,228	2,475
Dividends payable	2,664	2,556
Total Liabilities	1,880,732	1,624,352
Commitments and contingencies (Note 10)	—	—
Stockholders' Equity (Note 9):
7.25% Series A cumulative redeemable preferred shares, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 and 5,409,650 authorized, 5,416,890 and 5,409,650 issued and outstanding as of December 31, 2018 and 2017, respectively	54	54
Common stock, $0.01 par value, 100,000,000 shares authorized, 76,080,625 and 67,287,231 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,091	2,003
Additional paid-in capital	2,031,981	1,860,058
Accumulated other comprehensive income	6,810	19,447
Accumulated deficit	(615,448)	(468,396)
Total Stockholders' Equity	1,425,488	1,413,166
Non-controlling interest	3,258	1,077
Total Equity	1,428,746	1,414,243
Total Liabilities and Equity	$3,309,478	$3,038,595
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$265,298	$242,532	$204,049
Operating expense reimbursements	16,909	16,763	10,125
Total revenues	282,207	259,295	214,174

Expenses (income):
Property operating	28,732	28,857	19,038
Fire (recovery) loss	(50)	45	—
Operating fees to related parties	28,234	24,457	19,751
Impairment charges and related lease intangible write-offs	5,000	—	—
Acquisition, transaction and other costs (Note 10)	13,850	1,979	9,792
General and administrative	10,439	8,648	7,108
Equity-based compensation	2,649	(3,787)	3,748
Depreciation and amortization	119,582	113,048	94,455
Total expenses	208,436	173,247	153,892
Operating income before (loss) gain on dispositions of real estate investments	73,771	86,048	60,282
(Loss) gain on dispositions of real estate investments	(5,751)	1,089	13,341
Operating income	68,020	87,137	73,623
Other income (expense):
Interest expense	(57,973)	(48,450)	(39,121)
Loss on extinguishment of debt	(3,897)	—	—
Gain (loss) on derivative instruments	7,638	(8,304)	7,368
Unrealized (loss) gain on undesignated foreign currency advances and other hedge ineffectiveness	(434)	(3,679)	10,109
Other (loss) income	(23)	22	20
Total other expense, net	(54,689)	(60,411)	(21,624)
Net income before income tax	13,331	26,726	51,999
Income tax expense	(2,434)	(3,140)	(4,422)
Net income	10,897	23,586	47,577
Net income attributable to non-controlling interest	—	(21)	(437)
Preferred stock dividends	(9,815)	(2,834)	—
Net income attributable to common stockholders	$1,082	$20,731	$47,140

Basic and Diluted Earnings Per Common Share:
Basic and diluted net income per share attributable to common stockholders	$0.01	$0.30	$0.82
Weighted average common shares outstanding:
Basic	69,411,061	66,877,620	56,720,448
Diluted	69,663,208	66,877,620	56,720,448

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$10,897	$23,586	$47,577

Other comprehensive income (loss)
Cumulative translation adjustment	(17,555)	27,954	(6,447)
Designated derivatives, fair value adjustments	4,918	8,163	(6,705)
Other comprehensive (loss) income	(12,637)	36,117	(13,152)

Comprehensive (loss) income	(1,740)	59,703	34,425
Amounts attributable to non-controlling interest
Net income	—	(21)	(437)
Cumulative translation adjustment	—	2	52
Designated derivatives, fair value adjustments	—	23	54
Comprehensive loss (income) attributable to non-controlling interest	—	4	(331)

Preferred stock dividends	(9,815)	(2,834)	—

Comprehensive (loss) income attributable to common stockholders	$(11,555)	$56,873	$34,094

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
(In thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2015	—	$—	56,312,211	$1,692	$1,480,162	$(3,649)	$(272,812)	$1,205,393	$14,726	$1,220,119
Issuance of common stock, net	—	—	9,561,388	287	220,581	—	—	220,868	—	220,868
Related party fees acquired in Merger (Note 3)	—	—	(50,200)	(2)	(1,158)	—	—	(1,160)	—	(1,160)
Conversion of OP Units to common stock	—	—	421,383	13	9,264	—	—	9,277	(9,277)	—
Dividends declared	—	—	—	—	—	—	(120,386)	(120,386)	—	(120,386)
Equity-based compensation	—	—	13,777	—	386	—	—	386	3,362	3,748
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(1,633)	(1,633)
Net Income	—	—	—	—	—	—	47,140	47,140	437	47,577
Cumulative translation adjustment	—	—	—	—	—	(6,395)	—	(6,395)	(52)	(6,447)
Designated derivatives, fair value adjustments	—	—	—	—	—	(6,651)	—	(6,651)	(54)	(6,705)
Rebalancing of ownership percentage	—	—	—	—	(694)	—	—	(694)	694	—
Balance, December 31, 2016	—	—	66,258,559	1,990	1,708,541	(16,695)	(346,058)	1,347,778	8,203	1,355,981
Issuance of common stock, net	—	—	820,988	8	18,287	—	—	18,295	—	18,295
Conversion of OP Units to common stock	—	—	181,841	5	2,624	—	—	2,629	(2,629)	—
Issuance of preferred shares, net	5,409,650	54	—	—	129,997	—	—	130,051	—	130,051
Common dividends declared	—	—	—	—	—	—	(142,427)	(142,427)	—	(142,427)
Preferred dividends declared	—	—	—	—	—	—	(2,834)	(2,834)	—	(2,834)
Equity-based compensation	—	—	25,843	—	662	—	—	662	(4,449)	(3,787)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(642)	(642)	(97)	(739)
Net income	—	—	—	—	—	—	23,565	23,565	21	23,586
Cumulative translation adjustment	—	—	—	—	—	27,956	—	27,956	(2)	27,954
Designated derivatives, fair value adjustments	—	—	—	—	—	8,186	—	8,186	(23)	8,163
Rebalancing of ownership percentage	—	—	—	—	(53)	—	—	(53)	53	—
Balance, December 31, 2017	5,409,650	$54	67,287,231	2,003	1,860,058	19,447	(468,396)	1,413,166	1,077	1,414,243
Issuance of Common Stock, net	—	—	8,793,394	88	171,682	—	—	171,770	—	171,770
Issuance of Preferred Stock, net	7,240	—	—	—	(227)	—	—	(227)	—	(227)
Common Stock dividends declared	—	—	—	—	—	—	(147,549)	(147,549)	—	(147,549)
Preferred Stock dividends declared	—	—	—	—	—	—	(9,815)	(9,815)	—	(9,815)
Equity-based compensation	—	—	—	—	468	—	—	468	2,181	2,649
Distributions to non-controlling interest holders	—	—	—	—	—	—	(585)	(585)	—	(585)
Net Income	—	—	—	—	—	—	10,897	10,897	—	10,897
Cumulative translation adjustment	—	—	—	—	—	(17,555)	—	(17,555)	—	(17,555)
Designated derivatives, fair value adjustments	—	—	—	—	—	4,918	—	4,918	—	4,918
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$10,897	$23,586	$47,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	64,849	59,385	50,333
Amortization of intangibles	54,733	53,663	44,122
Amortization of deferred financing costs	5,193	4,420	6,698
Amortization of mortgage discounts and premiums, net	1,249	810	(446)
Amortization of mezzanine discount	—	17	9
Amortization of below-market lease liabilities	(3,463)	(3,364)	(2,559)
Amortization of above-market lease assets	4,614	4,346	2,335
Amortization of above- and below- market ground lease assets	979	948	183
Bad debt expense	835	1,185	236
Unbilled straight-line rent	(6,310)	(10,537)	(10,613)
Equity based compensation	2,649	(3,787)	3,748
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(7,127)	10,182	(1,072)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	434	3,679	(10,109)
Payments for settlement of derivatives	(1,926)	(1,547)	—
Loss on extinguishment of debt	3,897	—	—
Loss (gain) on dispositions of real estate investments	5,751	(1,089)	(13,341)
Impairment charges	5,000	—	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(463)	(6,225)	(1,151)
Deferred tax assets	(2,264)	549	1,342
Accounts payable and accrued expenses	8,263	(593)	(3,010)
Prepaid rent	(2,312)	106	(3,063)
Deferred tax liability	(634)	1,804	978
Taxes payable	(247)	(6,584)	2,197
Net cash provided by operating activities	144,597	130,954	114,394
Cash flows from investing activities:
Investment in real estate and real estate related assets	(479,648)	(98,777)	—
Capital expenditures	(1,454)	(3,118)	(200)
Proceeds from dispositions of real estate investments	23,717	12,292	107,789
(Payments for) proceeds from settlement of derivatives	(561)	10,625	—
Cash acquired in merger transaction	—	—	18,983
Restricted cash acquired in merger transaction	—	—	7,575
Net cash (used in) provided by investing activities	(457,946)	(78,978)	134,147
Cash flows from financing activities:
Borrowings under revolving credit facilities	247,000	647,353	62,682
Repayments on revolving credit facilities	(177,375)	(1,006,949)	(113,868)
Repayment of mezzanine facility	—	(56,537)	(51,803)
Proceeds from mortgage notes payable	494,689	187,000	—
Payments on mortgage notes payable	(313,225)	(21,918)	(13,377)
Payments on early extinguishment of debt charges	(2,398)	—	—
Proceeds from issuance of common stock, net	171,770	18,295	—
Proceeds from issuance of preferred stock, net	(227)	130,434	—
Proceeds from term loan	60,400	225,000	—
Payments of financing costs	(10,601)	(14,612)	(126)
Dividends paid on common stock	(147,444)	(142,739)	(120,386)
Dividends paid on preferred stock	(9,812)	(383)	—
Distributions to non-controlling interest holders	(585)	(739)	(2,008)
Payments received on related party notes receivable acquired in Merger	—	5,138	—
Advances from related parties, net	—	—	2,186
Net cash provided by (used in) financing activities	312,192	(30,657)	(236,700)
Net change in cash, cash equivalents and restricted cash	(1,157)	21,319	11,841
Effect of exchange rate changes on cash	(2,877)	9,080	(7,770)
Cash, cash equivalents, and restricted cash at beginning of period	107,727	77,328	73,257
Cash, cash equivalents and restricted cash at end of period	$103,693	$107,727	$77,328

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures:
Cash paid for interest	$49,113	$43,555	$36,195
Cash paid for income taxes	4,350	9,437	3,778
Non-Cash Investing and Financing Activities: (1)
Conversion of OP Units to common stock	$—	$2,629	$9,277
Related party fees acquired in Merger (Note 3)	—	—	(1,054)

(1)	Excludes non-cash activity in connection with the Merger transaction (see Note 3 — Merger Transaction).

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. On June 30, 2014, the Company completed its initial public offering, and on June 2, 2015 (the "Listing Date"), the Company listed its Common Stock (the "Listing") on the New York Stock Exchange ("NYSE") under the symbol "GNL."
The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of the Company's business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The Company's properties are managed and leased to third parties by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"), and these related parties receive compensation and fees for various services provided to the Company.
As of December 31, 2018, the Company owned 342 properties (all references to number of properties and square footage are unaudited) consisting of 27.5 million rentable square feet, which were 99.2% leased, with a weighted average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2018, 55.7% of the Company's properties are located in the U.S. and 44.3% in Europe. The Company may also originate or acquire first mortgage loans, preferred equity or securitized loans (secured by real estate). As of December 31, 2018, the Company did not own any first mortgage loans, mezzanine loans, mezzanine loans, preferred equity or securitized loans.
Following the termination of Moor Park Capital Partners LLP (the "Former Service Provider"), effective as of March 17, 2018, the Advisor, together with its service providers, assumed full management responsibility of the Company’s European real estate portfolio. Prior to the termination of the Former Service Provider, the Former Service Provider provided, subject to the Advisor's oversight and pursuant to a service provider agreement (the “Service Provider Agreement”), certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates, solely with respect to investments in Europe. Since the termination of the Former Service Provider, the Advisor has built a European-focused management team and engaged third-party service providers to assume certain duties previously performed by the Former Service Provider. See Note 10 — Commitments and Contingencies for further details.
For additional information on transactions between related parties, see Note 11 — Related Party Transactions.
Merger Transaction
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
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of Global II (the "Global II OP"), merged with the OP, with the OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers"). As a result of the Mergers, the Company acquired the business of Global II, which immediately prior to the effective time of the Merger, owned a portfolio of commercial properties, including single tenant net-leased commercial properties, two of which were located in the U.S., three of which were located in the United Kingdom and 10 of which were located in continental Europe.
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
For additional information on the Merger Transaction, see Note 3 — Merger Transaction.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to multi-year outperformance agreements entered into with the Advisor in 2015 (the “2015 OPP”) and 2018 (the "2018 OPP") and fair value measurements, as applicable.
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
As of December 31, 2018 and 2017, the Company's cumulative straight-line rents receivable in the consolidated balance sheets was $47.2 million and $42.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company’s rental revenue included impacts of unbilled rental revenue of $6.3 million, $10.5 million and $10.6 million, respectively, to adjust contractual rent to straight-line rent.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2018 and 2017 were asset acquisitions.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2018 and 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2018, we had three properties classified as held for sale (see Note 4 — Real Estate Investments, Net for additional information). As of December 31, 2017, we did not have any properties designated as held for sale.
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.
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
December 31, 2018

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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2018.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in the U.S., Financial Services Compensation Scheme ("FSCS") in the United Kingdom, Duchy Deposit Guarantee Scheme ("DDGS") in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $100.3 million at December 31, 2018, of which

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

$14.3 million, $35.4 million and $41.8 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2017, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $102.4 million, of which $48.8 million, $18.5 million and $25.8 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $3.4 million and $5.3 million as of December 31, 2018 and 2017, respectively.
Deferred Financing Costs, Net
Deferred financing costs, net are costs associated with the Revolving Credit Facility (as defined in Note 6 — Credit Facilities) and represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
Multi-Year Outperformance Agreements
Concurrent with the Listing and modifications to the Fourth Amended and Restated Advisory Agreement (the "Advisory Agreement") by and among the Company, the OP and the Advisor, the Company entered into the 2015 OPP with the Advisor. Also,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

in July 2018, the Company entered into the 2018 OPP, a new multi-year outperformance agreement with the Advisor (see Note 13 — Share-Based Compensation). Under the 2015 OPP, which expired on June 2, 2018, we recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, we record equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. The equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by the Company on January 1, 2019 total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. For additional information see Recently Issued Accounting Pronouncements section below.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code and believes it has so qualified. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REIT's are subject to a number of other organizational and operational requirements.
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
In addition, the Company's international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. During the period from July 13, 2011 (date of inception) to December 31, 2012, the Company elected to be taxed as a corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because, the Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2013, it does not anticipate that any applicable deferred tax assets or liabilities will be realized.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The Company’s current income tax provision for the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $2.1 million, and $2.5 million, respectively. The Company’s deferred income tax provision (benefit) for the years ended December 31, 2018, 2017, and 2016 was $3.3 million, $1.0 million, and $1.9 million, respectively. Deferred tax assets are net of a valuation allowance in the amounts of $3.0 million and $7.2 million as of December 31, 2018 and 2017, respectively.
The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the years ended December 31, 2018, 2017 and 2016 the Company recognized an income tax expense of $2.4 million, $3.1 million and $4.4 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions.
The amount of dividends payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain the Company's status as a REIT under the Code.
Foreign Currency Translation
The Company's reporting currency is the USD. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income ("AOCI") in the consolidated statements of equity.
Per Share Data
The Company calculates basic earnings per share of Common Stock by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock units in respect of shares of Common Stock ("RSUs"), long term incentive plan units of limited partner interest in the OP ("LTIP Units") and ordinary units of limited partner interest in the OP ("OP Units"), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14 — Earnings Per Share).
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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 342 properties, substantially all of which were net leased to 111 tenants, with an occupancy rate of 99.2%, and totaled approximately 27.5 square feet.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s total lease revenues, or total long lived-assets at December 31, 2018.
The following tables present the geographic information for Revenues and Investments in Real Estate:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues:
United States	$148,588	$133,060	$133,315
United Kingdom	54,025	52,567	37,263
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	79,594	73,668	43,596
Total	$282,207	$259,295	$214,174

	As of December 31,
(In thousands)	2018	2017
Investments in Real Estate:
United States	$2,073,022	$1,625,472
United Kingdom	586,836	621,776
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	761,041	925,429
Total	$3,420,899	$3,172,677
Reclassifications
Reclassifications have been made to the 2017 and 2016 consolidated financial statements to conform to the current period presentation.
Out-of-Period Adjustments
During the year ended December 31, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company's properties acquired during 2014. The Company concluded that this adjustment was not material to the financial position or results of operations for the current period or any prior period.
Also, during the year ended December 31, 2017, the Company identified certain historical errors in its current taxes payable as well as its statement of comprehensive income (loss), consolidated statement of changes in equity, and statement of cash flows since 2013 which impacted the quarterly financial statements and annual periods previously issued. Specifically, when recording its annual provision, the Company had adjusted its current taxes payable to the cumulative amount of taxes payable without consideration for cumulative payments. This adjustment was made with an offsetting amount in cumulative translation adjustments within other comprehensive income ("OCI") and AOCI. As of December 31, 2016, income taxes payable were overstated and AOCI was understated by $4.7 million. OCI was understated by $2.9 million, $1.9 million and overstated by $0.1 million for the years ended December 31, 2016, 2015 and Pre-2015, respectively. We concluded that the errors noted above were not material to the current period or any historical periods presented and have adjusted the amounts on a cumulative basis in the year ended December 31, 2017.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Pending Adoption as of December 31, 2018
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02"). The most significant changes in ASU 2016-02 is recognition of right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as operating leases, with less significant changes for lessors. Also, beginning in the first quarter of 2019, the new guidance requires additional disclosures that help enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company elected to not record on its consolidated balance sheets

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

leases whose term is less than 12 months at lease inception. ASU 2016-02 originally required a modified retrospective method of adoption, however, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, as allowed under ASU 2018-11.
Lessor Accounting
ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, ASU 2018-11 allows lessors a practical expedient, which we have elected, by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies.
Upon adoption, the new guidance did not impact the Company's revenue recognition pattern or have any other impacts on its leases in place as of January 1, 2019 in which it is the lessor.
Lessee Accounting
Under ASU 2016-02, companies are required to record a ROU asset and a lease liability for all leases with a term greater than 12 months equal to the present value of the remaining lease payments as of the adoption date of the new standard. Since our leases do not provide an implicit rate, we will use our incremental borrowing rate in determining the present value of lease payments. The new standard also requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively, as well as the balance sheet classification of the ROU asset. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases.
The Company is a lessee for a several properties in which it has ground leases as of December 31, 2018. Since the Company has elected the practical expedients described above, it determined that its current ground leases will continue to be classified as operating leases under the new standard. As a result, the Company recorded a ROU asset and lease liability of approximately $20.0 million, which is equal to the present value of the remaining lease payments as of January 1, 2019. Future lease expense after adoption will continue to be recorded on a straight-line basis as required for operating leases.
Other Recently Issued Accounting Pronouncements
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 on January 1, 2019 using a modified retrospective transition method, as required, and recognized the cumulative effect of the change on the opening balance of each affected component of equity as of the date of adoption. The opening balance sheet adjustment specifically related to the elimination of the requirement for separate measurement of hedge ineffectiveness and resulted in a credit to accumulated deficit of $0.3 million, with a corresponding debit, or decrease, to accumulated other comprehensive income.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within AOCI which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in AOCI to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from AOCI by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January 1, 2019 and will apply the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. In addition, the expense will be recorded over the requisite service period of approximately 2.8 years from the grant date. See Note 12 — Share-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the 2015 OPP.
Note 3 — Merger Transaction
Pursuant to the Merger Agreement, each outstanding share of Global II's common stock, including restricted shares of common stock, par value $0.01 per share ("Global II Common Stock"), other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Global II, was converted into the right to receive 2.27 shares of Common Stock (such consideration, the “Stock Merger Consideration”), and each outstanding unit of limited partnership interest and Class B units of limited partnership interest of Global II's OP ("Global II Class B Units" and, together with the outstanding ordinary units of limited partnership interest of Global II's OP, “Global II OP Units”) was converted into the right to receive 2.27 shares of Company Common Stock (together with the Stock Merger Consideration, the “Merger Consideration”), in each case with cash paid in lieu of fractional shares.
In addition, as provided in the Merger Agreement, all outstanding restricted shares of Global II Common Stock became fully vested and entitled to receive the Merger Consideration.
The Company issued 9.6 million shares of Common Stock as consideration in the Merger. Based upon the closing price of the shares of Common Stock of $23.10 on December 21, 2016, as reported on the NYSE, and the number of shares of Global II Common Stock outstanding, including unvested restricted shares and Global II OP Units, net of any fractional shares on December 21, 2016, the aggregate fair value of the Merger Consideration paid to former holders of Global II Common Stock and former holders of Global II OP Units was $220.9 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Accounting Treatment of the Mergers
The Mergers are accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of Global II. The consideration to be transferred by the Company to acquire Global II establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Merger Date. To the extent fair value of the Merger Consideration exceeded fair value of net assets acquired, any such excess represented goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Merger Consideration, the transaction could result in a bargain purchase gain that is recognized immediately in earnings and attributable to holders of Common Stock. Adjustments to estimated fair value of identifiable assets and liabilities of Global II, as well as adjustments to the Merger Consideration may change the determination and amount of goodwill and/or bargain purchase gain and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The actual value of the Merger Consideration is based upon the market price of the Common Stock at the time of closing of the Merger.
Allocation of Consideration
The consideration transferred pursuant to the Merger was allocated to the assets acquired and liabilities assumed for Global II, based upon their estimated fair values as of the Merger Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including all measurement period adjustments, at the Merger Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Letter Agreement provided for reimbursement of the Excess Amount to Global II through (1) the tender of 66,344 Global II Class B Units, previously issued to the Global II Advisor as payment in lieu of cash for its provision of asset management services, and (2) the payment of the balance of the Excess Amount in equal cash installments over an eight-month period. The value of the Excess Amount was determined using a valuation for each Global II Class B Unit based on 2.27 times the 30-day volume weighted-average price of each share of Common Stock on the Merger Date.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2018 and 2017 based on the applicable exchange rate at the time of purchase.

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost:
Land	$34,291	$18,410
Buildings, fixtures and improvements	384,603	66,704
Total tangible assets	418,894	85,114
Acquired intangible lease assets:
In-place leases	70,414	15,365
Above-market lease assets	48	235
Below-market lease liabilities	(9,708)	(1,937)
Cash paid for acquired real estate investments	$479,648	$98,777
Number of properties purchased	23	12
Acquired Intangible Lease Assets
We allocate a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. During the year ended December 31, 2018, we wrote off certain lease intangibles related to terminated leases (see the "Impairment Charges and Related Lease Intangible Write-offs" section below). We did not record any impairment charges for the intangible assets associated with our real estate investments during the years ended December 31, 2017 and 2016.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within (Loss) gain on dispositions of real estate investments in the consolidated statements of operations.
During the year ended December 31, 2018 the Company sold two properties for a total contract sales price of $25.3 million. At closing, the Company paid approximately $1.7 million, net, in excess of proceeds received from the sales for the repayment of mortgage debt and a recorded a loss of $5.8 million, net. Prior to the sale of one of the properties, the Company agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease. This amount is recorded in Rental income in the consolidated statements of operations for the year ended December 31, 2018.
During the year ended December 31, 2017, the Company sold its property located in Fort Washington, Pennsylvania for net proceeds of $12.3 million, resulting in a net gain of $1.1 million, comprised of a $0.4 million gain on sale and a reduction of approximately $0.8 million in the Gain Fee payable to the Advisor (see Note 11 —  Related Party Transactions for details).
During the year ended December 31, 2016, the Company sold 34 properties for net proceeds of $107.8 million, resulting in a net gain of $13.3 million, comprised of a $14.3 million gain on sale and the recording of a Gain Fee payable to the Advisor of approximately $1.0 million (see Note 11 —  Related Party Transactions for details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table summarizes the aforementioned properties sold:

Portfolio	State	Disposition Date	Number of Properties	Square Feet
Properties Sold in 2018:
Western Digital	California	June 8, 2018	1	286,330
Veolia Water	Ohio	July 31, 2018	1	70,000
			2	356,330
Properties Sold in 2017:
Kulicke & Soffa	Pennsylvania	February 17, 2017	1	88,000

Properties Sold in 2016:
Fresenius II	Georgia	September 2, 2016	1	6,192
Garden Ridge	North Carolina	September 29, 2016	1	119,258
Dollar General	Ohio	September 29, 2016	1	9,026
Dollar General - Choctaw	Oklahoma	October 13, 2016	1	9,100
Dollar Tree - 8-Pack	Florida	October 13, 2016	8	63,510
Dollar General - Allentown	Pennsylvania	October 25, 2016	1	9,026
Dollar General - Uniontown	Pennsylvania	October 27, 2016	1	9,014
Dollar General - 15-Pack	Various(1)	October 28, 2016	15	145,938
Fresenius I	South Carolina	November 2, 2016	1	10,155
Garden Ridge	Texas	November 21, 2016	1	140,381
Hotel Winston	The Netherlands	December 15, 2016	1	24,283
Garden Ridge	Arizona	December 20, 2016	1	143,271
Garden Ridge	Kentucky	December 20, 2016	1	162,000
			34	851,154
___________________________________________
(1) Consists of properties sold in Pennsylvania, Ohio and Oklahoma.
Impairment Charges and Related Lease Intangible Write-offs
During the year ended December 31, 2018, certain related entity tenants in six of the Company's properties affiliated by a common guarantor were in financial difficulties. As part of negotiations, the Company terminated the leases for the tenants of four of the properties, while the tenants of the remaining two properties continue to operate under their existing lease terms. Of these four properties with lease terminations, two were re-leased to other tenants and two are in the process of being sold. Based on expected future cash flows, the Company concluded that the carrying amount was in excess of the estimated fair value of one of the properties being sold, resulting in an impairment charge of $1.6 million. Due to the four lease terminations, the Company wrote-off related lease intangibles of $3.4 million associated with the original tenants.
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets.
As of December 31, 2018, the Company had three properties classified as held for sale. As of December 31, 2017, the Company did not have any properties that were classified as assets held for sale. During the year ended December 31, 2018, these three properties were the only properties classified as held for sale. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2018. There were no assets classified as held for sale as of December 31, 2017.

(Dollar amounts in thousands)	December 31, 2018
Real estate investments held for sale, at cost:
Land	$19,250
Buildings, fixtures and improvements	104,221
Total real estate assets held for sale, at cost	123,471
Less accumulated depreciation and amortization	(10,569)
Total real estate investments held for sale, net	$112,902
Intangible Lease Assets and Lease Liabilities
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$602,631	$201,344	$401,287	$552,458	$153,846	$398,612
Above-market leases	41,049	14,020	27,029	43,838	10,203	33,635
Below-market ground leases	31,871	2,384	29,487	33,330	1,427	31,903
Total acquired intangible lease assets	$675,551	$217,748	$457,803	$629,626	$165,476	$464,150
Intangible liabilities:
Below-market leases	$43,708	$9,857	$33,851	$37,406	$8,079	$29,327
Above-market ground lease	2,108	202	1,906	2,207	146	2,061
Total acquired intangible lease liabilities	$45,816	$10,059	$35,757	$39,613	$8,225	$31,388
Projected Amortization for intangible lease assets and liabilities
The following table provides the weighted-average amortization periods as of December 31, 2018 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2019	2020	2021	2022	2023
In-place leases	7.6	$56,892	$56,791	$56,236	$52,754	$45,564
Total to be included as an increase to depreciation and amortization		$56,892	$56,791	$56,236	$52,754	$45,564

Above-market lease assets	6.5	$4,398	$4,398	$4,398	$4,363	$4,187
Below-market lease liabilities	9.4	(4,050)	(4,050)	(4,050)	(3,956)	(3,931)
Total to be included as a decrease to rental income		$348	$348	$348	$407	$256

Below-market ground lease assets	30.8	$1,010	$1,010	$1,010	$1,010	$1,010
Above-market ground lease liabilities	30.7	(62)	(62)	(62)	(62)	(62)
Total to be included as an increase to property operating expense		$948	$948	$948	$948	$948

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Future Minimum Rents
The following presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
Thereafter	856,838
Total	$2,208,043
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
There were no tenants whose annualized rental income on a straight-line basis represented 10% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2018, 2017 and 2016. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2018, 2017 and 2016.

	December 31,
Country / U.S. State	2018	2017	2016
United States	55.7%	48.9%	51.0%
Michigan	13.7%	*	*
United Kingdom	19.0%	22.1%	21.9%
Note 5 — Mortgage Notes Payable, Net
Mortgage notes payable as of December 31, 2018 and 2017 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2018	December 31, 2017				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair (8)	4	$32,501	$34,022	2.2%	(2)	Fixed	Sep. 2020
	Tokmanni (8)	1	33,159	34,711	2.4%	(2)	Fixed	Oct. 2020

France:	Auchan	1	9,498	9,943	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,637	6,948	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	41,083	43,006	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,722	5,990	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,872	11,381	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	12,016	12,578	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall (9)	1	12,130	12,698	2.6%	(2)	Fixed	Jan. 2019
	OBI DIY (9)	1	5,150	5,391	2.4%		Fixed	Jan. 2019

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	RWE AG	3	71,524	74,872	1.6%	(2)	Fixed	Oct. 2019
	Rexam	1	5,876	6,301	1.8%	(2)	Fixed	Oct. 2019
	Metro Tonic	1	30,326	31,746	1.7%	(2)	Fixed	Dec. 2019
	ID Logistics I	1	4,578	4,792	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg	1	41,198	43,126	1.4%	(2)	Fixed	May 2020

The Netherlands:	ING Amsterdam	1	50,353	52,710	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	22	372,623	390,215

United Kingdom:	McDonald's	—	—	1,025	—%		—	—
	Wickes Building Supplies I	—	—	2,226	—%		—	—
	Everything Everywhere	—	—	5,397	—%		—	—
	Thames Water	—	—	8,096	—%		—	—
	Wickes Building Supplies II	—	—	2,626	—%		—	—
	Northern Rock	—	—	7,084	—%		—	—
	Wickes Building Supplies III	—	—	2,564	—%		—	—
	Provident Financial	—	—	17,203	—%		—	—
	Crown Crest	—	—	25,973	—%		—	—
	Aviva	—	—	21,183	—%		—	—
	Bradford & Bingley	—	—	10,200	—%		—	—
	Intier Automotive Interiors	—	—	6,375	—%		—	—
	Capgemini	—	—	6,381	—%		—	—
	Fujitsu	—	—	33,435	—%		—	—
	Amcor Packaging	—	—	4,218	—%		—	—
	Fife Council	—	—	2,474	—%		—	—
	Malthrust	—	—	4,318	—%		—	—
	Talk Talk	—	—	5,161	—%		—	—
	HBOS	—	—	7,272	—%		—	—
	DFS Trading	—	—	13,680	—%		—	—
	DFS Trading	—	—	3,203	—%		—	—
	HP Enterprise Services	—	—	12,531	—%		—	—
	Foster Wheeler	—	—	53,026	—%		—	—
	Harper Collins	—	—	37,880	—%		—	—
	NCR Dundee	—	—	7,610	—%		—	—
	UK Multi-Property Cross Collateralized Loan	43	292,890	—	3.2%	(3)	Fixed	Aug. 2023
	Total GBP denominated	43	292,890	301,141

United States:	Quest Diagnostics	1	52,800	52,800	4.4%	(4)	Variable	Sep. 2019
	Western Digital	—	—	17,363	—%	(5)	—	—
	AT&T Services	1	33,550	33,550	2.0%	(6)	Variable	Dec. 2020
	FedEx Freight	—	—	6,165	—%		—	—
	Veolia Water	—	—	4,110	—%		—	—
	Penske Logistics	1	70,000	—	4.7%		Fixed	Nov. 2028
	U.S. Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	U.S Multi-Tenant Mortgage Loan II	8	32,750	—	4.4%		Fixed	Feb. 2028
	U.S. Multi-Tenant Mortgage Loan III	7	98,500	—	4.9%		Fixed	Dec. 2028
	Total USD denominated	30	474,600	300,988
	Gross mortgage notes payable	95	1,140,113	992,344	3.2%
	Mortgage discount		(569)	(1,927)	—
	Deferred financing costs, net of accumulated amortization (7)		(9,737)	(5,541)	—
	Mortgage notes payable, net of deferred financing costs	95	$1,129,807	$984,876	3.2%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	Fixed as a result of an interest rate swap agreement.

(3)	80% fixed as a result of an interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect is as of December 31, 2018.

(4)	The interest rate is 2.0% plus 1-month LIBOR. LIBOR rate in effect is as of December 31, 2018.

(5)	The debt prepayment costs associated with the sale of Western Digital were $1.3 million.

(6)	The interest rate is 2.0% plus 1- month Adjusted LIBOR as defined in the mortgage agreement. LIBOR rate in effect is as of December 31, 2018.

(7)
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

(8)	The Company's two outstanding mortgage loans encumbering all five properties the Company owns in Finland were refinanced in February 2019. See Note 16 — Subsequent Events for additional information.

(9)	These loans were repaid in full upon their maturity in January 2019.
The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2018:

(In thousands)	Future Principal Payments (1)
2019	$235,026
2020	209,873
2021	28,929
2022	19,102
2023	258,933
Thereafter	388,250
Total	$1,140,113
_________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2018, the Company was in compliance with all financial covenants under its mortgage notes payable agreements. As of December 31, 2017, the Company was in breach of a loan-to-vacant possession financial covenant on one mortgage note payable agreement, which had an outstanding principal balance of $37.9 million (£28.1 million) as of December 31, 2017. During the fourth quarter of 2017, the Company repaid £0.8 million and in January 2018 the Company repaid €0.1 million of principal on two separate mortgage note payable agreements in order to cure loan to value financial covenant breaches which did not result in events of default. The Company was in compliance with the remaining covenants under its mortgage notes payable agreements as of December 31, 2017.
The total gross carrying value of unencumbered assets as of December 31, 2018 is $1.3 billion, of which approximately $1.2 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
U.K. Multi-Property Loan
On August 13, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of approximately 2.0% plus 3-month GBP LIBOR, maturing in August 2023. With respect to the interest, 80% of the principal amount is fixed by a swap agreement, while the remaining 20.0% of the principal remains variable. The loan is interest-only for the first two years, followed by scheduled principal amortization of £37.9 million in the final three years of the loan, with the remaining principal balance due on maturity. The loan is secured by all 43 of the Company's properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. The other five properties were unencumbered prior to the loan.
Penske Logistics
On November 14, 2018, we entered into a mortgage loan, yielding gross proceeds of approximately $70.0 million with a fixed rate of 4.6% and a 10-year maturity. Proceeds were used to fund a portion of the $126.6 million purchase price to acquire a cold storage facility located in Romulus, Michigan. The borrower's (a wholly owned subsidiary of ours) financial statements are included

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
U.S. Multi-Tenant Mortgage Loan I
On October 27, 2017, 12 wholly owned subsidiaries of the OP closed on a loan agreement with Column Financial, Inc. and Citi Real Estate Funding Inc. The Company received gross proceeds of $187.0 million with a fixed interest rate of 4.4% and a maturity date of November 2027. This multi-tenant mortgage loan is interest-only with the principal balance due on maturity, and it is secured by 12 single tenant net leased office and industrial properties in nine states totaling approximately 2.6 million square feet. The borrowers’ (wholly owned subsidiaries of ours) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
At the closing of this multi-tenant mortgage loan, the net proceeds after accrued interest and closing costs (including $2.2 million in expenses related to the mortgaged properties) were used to repay approximately $120.0 million of indebtedness that was outstanding under the Revolving Credit Facility, while the remaining balance was used by the Company for general corporate purposes, including acquisitions.
U.S. Multi-Tenant Mortgage Loan II
On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.3% and a 10-year maturity in February 2028. This multi-tenant mortgage loan is interest-only with a principal balance due on maturity, and it is secured by eight properties in six states, totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes and acquisitions.
U.S. Multi-Tenant Mortgage Loan III
On November 9, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $98.5 million with a fixed interest rate of 4.9% and 10-year maturity in December 2028. This multi-tenant mortgage loan is interest-only with a principal balance due on maturity, and it is secured by seven properties in six states, totaling approximately 651,313 square feet. Proceeds were used to pay down $90.0 million of outstanding indebtedness under the Revolving Credit Facility.
Note 6 — Credit Facilities
The table below details the outstanding balances as of December 31, 2018 and December 31, 2017 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $632.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €246.5 million ($282.1 million U.S. Dollar ("USD") based on the prevailing exchange rate as of December 31, 2018) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”).

	December 31, 2018				December 31, 2017
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$363,894	$278,625	£40,000	€30,000	$298,909	$209,000	£40,000	€30,000

Term Loan	282,069	—	—	246,481	233,165	—	—	194,637
Deferred financing costs	(3,342)	—	—	—	(3,260)	—	—	—
Term Loan, Net	278,727	—	—	246,481	229,905	—	—	194,637
Total Credit Facility	$642,621	$278,625	£40,000	€276,481	$528,814	$209,000	£40,000	€224,637

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.20 for EUR as of December 31, 2017 for illustrative purposes, as applicable.
Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at closing, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon the Company's request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on the prevailing exchange rate on that date, with approximately $132.0 million of the increase allocated to the Revolving

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon the Company's request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Loan portion of the Credit Agreement is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of December 31, 2018, the Credit Facility had a weighted average effective interest rate of 2.9% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of December 31, 2018, approximately $42.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock that the Company may issue in a future offering, or redeem or otherwise repurchase shares of the Company's capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock the Company may issue in a future offering, that exceed 95% of the Company's Adjusted FFO as defined in the Credit Facility for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO. The Company used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on June 30, 2018. On November 19, 2018, the lenders under the Credit Facility consented to an increase in the maximum amount the Company may use to pay cash distributions, make redemptions and make repurchases from 95% of Adjusted FFO to 100% of Adjusted FFO solely for the quarter ended December 31, 2018, and, during that quarter, the Company paid dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO. There can be no assurance that the Company's lenders will consent to any additional modifications to the restrictions in the Credit Facility on the Company's ability to pay dividends necessary to maintain its compliance thereunder if the Company pays dividends that exceed 95% of Adjusted FFO in more than one fiscal quarter during 2019 or any future calendar year. In addition, if the Company is not able to generate sufficient cash from operations, including through additional cash flows the Company expects to generate from completing acquisitions, or otherwise maintain compliance with the Credit Facility, the Company may have to reduce the amount of dividends it pays or identify other sources to fund the payment of dividends at their current levels. There can be no assurance the Company will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Alternatively, the Company could elect to pay a portion of its dividends in shares if approved by the Company's board of directors.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company and certain of its subsidiaries have guaranteed the OP's obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
In connection with the Company’s replacement of its Prior Credit Facility (see definition below) with its Credit Facility, and the change in borrowings by currency resulting therefrom, the Company terminated its existing £160.3 million notional GBP-LIBOR interest rate swap and entered into a new £150.0 million notional five year USD-LIBOR interest rate swap. Additionally, the Company novated its existing £224.4 million notional Euribor interest rate swap from its existing counterparty to a new counterparty.
Prior Credit Facility
On July 24, 2017, the Company terminated a credit facility (as amended from time to time, the "Prior Credit Facility") and repaid the outstanding balance of $725.8 million (including €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility (as described below) and $4.9 million from cash on hand.
The Prior Credit Facility, which was entered into in July 25, 2013, provided for borrowings of up to $740.0 million (subject to borrowing base availability). Under the Prior Credit Facility, the Company had the option to have draws under the Prior Credit Facility priced at either the Alternate Base Rate (as described below) plus, depending upon the Company's consolidated leverage ratio, 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus, depending upon the Company's consolidated leverage ratio, 1.60% to 2.20%. The Alternate Base Rate was defined in the Prior Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day, (b) the federal funds effective rate in effect on such day plus half of 1%, and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Prior Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Prior Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Prior Credit Facility was less than 50% of the available facility.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy level within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Foreign currency forwards, net (GBP & EUR)	$—	$5,472	$—	$5,472
Interest rate swaps, net (GBP & EUR)	$—	$(628)	$—	$(628)
2018 OPP (1)	$—	$—	$(18,804)	$(18,804)
December 31, 2017
Cross currency swaps, net (GBP & EUR)	$—	$(4,511)	$—	$(4,511)
Foreign currency forwards, net (GBP & EUR)	$—	$(2,737)	$—	$(2,737)
Interest rate swaps, net (GBP & EUR)	$—	$(6,450)	$—	$(6,450)
Put options (GBP & EUR)	$—	$63	$—	$63
2015 OPP (see Note 13)	$—	$—	$(1,600)	$(1,600)
(1) Effective with the adoption of ASU 2018-07 on January 1, 2019, the 2018 OPP will no longer be measured at fair market value on a recurring basis (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 13 — Share-Based Compensation for additional information).
The valuation of the 2018 OPP and 2015 OPP were determined using a Monte Carlo simulation. This analysis reflected the contractual terms of the 2018 OPP and 2015 OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that the 2018 OPP and 2015 OPP valuations in its entireties were classified in Level 3 of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2018 or 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2018:

(In thousands)	2018 OPP	2015 OPP
Beginning Value as of December 31, 2017	$—	$1,600
Initial value	27,600	—
Fair value adjustment	(8,796)	(1,600)
Ending Value as of December 31, 2018	$18,804	$—
The following table provides quantitative information about the significant Level 3 inputs used (in thousands):

Financial Instrument	Fair Value at December 31, 2018	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
2018 OPP	$18,804	Monte Carlo Simulation	Expected volatility	23.0%
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

		December 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2)	3	$1,129,807	$1,157,710	$984,876	$963,751
Revolving Credit Facility (3)	3	$363,894	$365,591	$298,909	$297,890
Term Loan (3) (4)	3	$278,727	$283,558	$229,905	$233,916
______________
(1) Carrying value includes $1,140.1 million gross mortgage notes payable less $0.6 million of mortgage discounts and $9.7 million of deferred financing costs as of December 31, 2018.
(2) Carrying value includes $992.3 million gross mortgage notes payable less $1.9 million of mortgage discounts and $5.5 million of deferred financing costs as of December 31, 2017.
(3) Both the Revolving Credit Facility and Term Loan are part of the Credit Facility (see Note 6 - Credit Facilities for more information).
(4) Carrying value includes $282.1 million and $233.2 million gross Term Loan payable less $3.3 million and $3.3 million of deferred financing costs as of December 31, 2018 and 2017, respectively.
The fair value of the gross mortgage notes payable, the Revolving Credit Facility and the Term Loan are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

derivative financial instruments to help protect the value or fix the amount of certain obligations in terms of its functional currency, the USD.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not able to perform under the agreement. To mitigate this risk, the Company only enters into a derivative financial instrument with a counterparty with a high credit rating with a major financial institution which the Company and its affiliates may also have other financial relationships with. The Company does not anticipate that any such counterparty will fail to meet its obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the audited consolidated balance sheets as of December 31, 2018 and 2017:

		December 31,
(In thousands)	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	$—	$(304)
Cross currency swaps (EUR)	Derivative liabilities, at fair value	—	(3,328)
Cross currency swaps (GBP)	Derivative liabilities, at fair value	—	(1,183)
Interest rate swaps (USD)	Derivative assets, at fair value	3,258	2,093
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(1,157)	(3,713)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,443)	(2,446)
Total		$658	$(8,881)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$3,247	$20
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	—	(1,175)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,225	—
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	—	(1,258)
Put options (GBP)	Derivative assets, at fair value	—	63
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,286)	(2,384)
Total		$4,186	$(4,734)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2018, 2017 and 2016, the Company recorded a loss of $0.4 million, and gains of $0.2 million and $0.1 million of ineffectiveness in earnings, respectively. Additionally, during the year ended December 31, 2018 and 2017, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $0.1 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2018 and 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (GBP)	48	$234,312	19	$301,155
Interest rate swaps (EUR)	13	212,255	13	222,190
Interest rate swaps (USD)	3	150,000	3	150,000
Total	64	$596,567	35	$673,345
In connection with a multi-property loan which refinanced all of the Company's mortgage notes payable denominated in GBP (see Note 5 — Mortgage Notes Payable) the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million will remain in AOCI and be recorded as an adjustment to interest expense over the term of the related GBP borrowings. Of the amount recorded in AOCI following these terminations, $0.4 million was recorded as an increase to interest expense for the year ended December 31, 2018, resulting in $0.8 million remaining in AOCI as of December 31, 2018.
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated an interest rate swap with notional amount of £160.0 million for a payment of $1.5 million. This swap was designated as a cash flow hedge on the Company's GBP borrowings which were partially paid off. As a result of the termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The portion of the termination payment relating to the GBP borrowings that were paid off resulted in a charge to earnings of $1.1 million, included in losses on derivative instruments for the year ended December 31, 2017. The remaining amount relating to GBP borrowings still outstanding remained in AOCI and was recorded as an adjustment to interest expense over the term of the related GBP borrowings. During the remainder of 2017 and the year ended December 31, 2018, $0.2 million and $0.2 million was recorded as an increase to interest expense and there was no remaining amount in AOCI as of December 31, 2018.
As a result of negative interest rates, specifically the Euro LIBOR, two interest rate swap positions fell out of designation during the quarter ended June 30, 2016 due to the fact that they were no longer highly effective. These positions did not have a zero percent interest rate floor embedded into the positions to mirror the interest rate floors on the underlying debt.
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company novated an interest rate swap with a notional amount of €224.0 million. Subsequent to the novation, the swap no longer qualified for hedge accounting. The interest swap liability of $0.7 million at was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the related LIBOR borrowings. During the remainder of 2017 and the year ended December 31, 2018, $0.3 million and $0.4 million was recorded as an increase to interest expense and there was no remaining amount in AOCI as of December 31, 2018. Subsequent changes in the value of the swap were reflected in earnings.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Amount of gain (loss) recognized in AOCI from derivatives (effective portion)	$2,739	$(12,893)	$(12,634)
Amount of loss reclassified from AOCI into income as interest expense (effective portion)	$(3,746)	$(6,029)	$(5,318)
Amount of loss recognized on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(559)	$(931)	$(99)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. During the year ended December 31, 2017 and through the third quarter of 2018, the Company used foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
As of December 31, 2018 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operation. As of December 31, 2017, the Company had the following outstanding foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations:

	December 31, 2017
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Cross currency swaps (EUR-USD)	3	$43,222
Cross currency swaps (GBP-USD)	1	66,282
Foreign currency forwards (EUR-USD)	1	12,099
Total	5	$121,603
Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency draws under the Prior Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The undesignated portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. There were no undesignated excess positions at any time during the year ended December 31, 2018. The Company recorded losses of $3.7 million, and gains of $10.1 million for the years ended December 31, 2017 and 2016, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross-currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company's EUR investments, and this swap is still outstanding. The termination payment amount will remain in AOCI until the hedged item is liquidated.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $7.8 million, a loss of $7.1 million and a gain of $7.4 million on the non-designated hedges for the years ended December 31, 2018, 2017 and 2016, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2018 and 2017, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2018		December 31, 2017
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	50	$43,000	24	$32,116
Foreign currency forwards (EUR - USD)	38	39,500	22	35,712
Interest rate swaps (EUR)	5	138,625	6	414,093
Options (GBP-USD)	—	—	1	675
Options (EUR-USD)	—	—	5	9,250
Total	93	$221,125	58	$491,846
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying audited consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2018	$8,730	$(3,886)	$—	$4,844	$—	$—	$4,844
December 31, 2017	$2,176	$(15,791)	$—	$(13,615)	$—	$—	$(13,615)
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
As of December 31, 2018, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.8 million. As of December 31, 2018, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of December 31, 2018 and 2017, the Company had 76,080,625 and 67,287,231, respectively, shares of Common Stock outstanding, respectively, excluding unvested RSUs and LTIP Units issued in accordance with the 2018 OPP or 2015 OPP. LTIP Units may be convertible into shares of Common Stock in the future.
On September 2, 2016, 421,383 OP Units were converted to Common Stock, of which 305,411 were issued to individual members and employees of AR Global, 115,967 were issued to the Former Service Provider, and five were issued to Global Net Lease Special Limited Partner, LLC (the "Special Limited Partner"), an affiliate of AR Global that directly owns the Advisor and the Property Manager. During the first half of 2017, the remaining 181,841 OP Units, which were held by individual members and employees of AR Global, were converted into Common Stock. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2018 and 2017.
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
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the year ended December 31, 2017, the Company sold 820,988 shares of Common Stock through the ATM Program for gross sales proceeds of $18.7 million, before issuance costs of $0.4 million. During the year ended December 31, 2018, the Company sold 164,927 shares of Common Stock through the ATM program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million. These costs are recorded in additional paid-in capital on the accompanying audited consolidated balance sheets.
In January 2019, the Company sold additional shares of common stock and in February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. For additional information, see Note 16 — Subsequent Events.
Underwritten Offerings — Common Stock
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
On November 28, 2018, the Company completed the issuance and sale of 4,000,000 shares of Common Stock in an underwritten public offering at a price per share of $20.20. The gross proceeds from this offering were $80.8 million before deducting the underwriting discount of $3.2 million and additional offering expenses of $0.1 million.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 and 5,409,650 as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), as of December 31, 2018 and December 31, 2017, respectively. The Company had 5,416,890 and 5,409,650 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively.
ATM Program — Series A Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the "Preferred Stock ATM Program") pursuant to which the Company may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the year ended December 31, 2018, the Company sold 7,240 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
Underwritten Offerings — Series A Preferred Stock
On September 7, 2017, the Company completed the issuance and sale of 4,000,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share, and, on October 11, 2017, the Company issued and sold an additional 259,650 shares of Series A Preferred Stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement. The gross proceeds from this offering were $106.5 million before deducting the underwriting discount of $3.4 million and additional offering expenses of $0.5 million.
On December 14, 2017, the Company completed the issuance and sale of 1,150,000 shares of the Series A Preferred Stock (including 150,000 shares pursuant to the underwriter’s exercise of its option to purchase additional shares in full) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were $28.8 million before deducting the underwriting discount of $0.8 million and additional offering expenses of $0.2 million.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company's option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the "Articles Supplementary"), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2018. Therefore, Series A Preferred Stock will not impact Company's earnings per share calculations.
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
Monthly Dividends and Change to Payment Dates
The Company generally pays dividends on its Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. In addition, see Note 6 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by our Credit Facility.
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
The following table details from a tax perspective, the portion of a common stock dividends classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2018		2017		2016
Return of capital	$1.57	73.7%	$0.39	18.3%	$1.32	62.0%
Ordinary dividend income	0.56	26.3%	1.74	81.7%	0.81	38.0%
Total	$2.13	100.0%	$2.13	100.0%	$2.13	100.0%
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

(In thousands)	Future Ground Lease Payments (1)
2019	$1,371
2020	1,371
2021	1,371
2022	1,371
2023	1,371
Thereafter	40,519
Total (2)	$47,374

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company's ING Amsterdam lease are not included in the table above as the Company's ground for this property is prepaid through 2050.
The Company incurred rent expense on ground leases of $1.3 million during the years ended December 31, 2018, 2017 and 2016.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Former Service Provider filed a complaint against (i) the Company and the OP; (ii) the Property Manager, the Special Limited Partner, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleges that the notice sent to the Former Service Provider by the Company on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleges breach of contract against the Company, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint seeks: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. The defendants believe the allegations in the complaint are without merit, and intend to defend against them vigorously. On January 26, 2018, the Former Service Provider made a motion seeking to preliminarily enjoin the defendants from terminating the Service Provider Agreement pending resolution of the lawsuit. On February 13, 2018, the defendants responded and moved to dismiss.
At a hearing on March 15, 2018, the New York Supreme Court issued a ruling (i) denying the Former Service Provider’s request for a preliminary injunction preventing defendants from terminating the Former Service Provider, (ii) dismissing the Former Service Provider’s claim for a declaratory judgment that the termination is void and of no force and effect, and (iii) allowing the Former Service Provider’s remaining claims to proceed.  On April 16, 2018, the defendants filed answers and counterclaims against the Former Service Provider alleging damages resulting from the Former Service Provider’s underperformance of its duties, as well as damages related to the Former Service Provider’s retention of approximately $91,000 in pre-paid fees for the post-termination period. The New York Supreme Court held a preliminary conference on April 17, 2018 at which it set a discovery schedule, and the parties are currently engaged in discovery. As with any litigation, the dispute and resulting litigation may divert management’s

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

attention from the day-to-day operations of our business and result in substantial cost to the Company, including amounts that may become payable to reimburse AR Global, the Advisor and their affiliates for their legal costs in defending themselves against the Former Service Provider’s lawsuit pursuant to the Company's indemnification obligations to them. During the year ended December 31, 2018, the Company incurred $2.9 million of litigation costs relating to the matter and recorded a reserve of $7.4 million related to the anticipated settlement of this litigation. The settlement reserve was recorded in the fourth quarter of 2018 as a result of settlement discussions with the Former Service Provider through February of 2019. Based on the progression of these discussions, the Company was able to reasonably estimate an amount to reserve, however the actual settlement, if any, may differ from the amount reserved. These costs are included in acquisition, transaction and other costs in our consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of December 31, 2018 and 2017, AR Global and certain affiliates owned, in the aggregate, 35,900 and 39,904 shares of the Company's outstanding Common Stock, respectively. The Advisor, which is an affiliate of AR Global, and its affiliates currently may, and, the Former Service Provider previously could incur costs and fees on behalf of the Company. As of December 31, 2018 and 2017, the Company had $16,000 of receivables from affiliated entities and $0.8 million of payables to their affiliates, respectively.
As of December 31, 2018, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP. On September 2, 2016, 421,383 of the OP Units were converted into Common Stock, of which 305,411 were issued to individual members and employees of AR Global, 115,967 were issued to the Former Service Provider and five were issued to the Special Limited Partner. During the first half of 2017, the remaining 181,841 OP Units, which were held by individual members and employees of AR Global, were converted into Common Stock. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2018 and 2017. The OP made distributions to holders of OP Units other than the Company of $0.1 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively.
In addition, the Company paid $0.6 million in distributions to the Advisor as the sole holder of LTIP Units (as defined in Note 13 — Share-Based Compensation) during the years ended December 31, 2018 and 2017, which are included in accumulated deficit in the audited consolidated statements of equity. As of December 31, 2018 and 2017, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the NYSE, the Company entered into the Advisory Agreement, which was subsequently amended on August 14, 2018 (the "August Amendment") and November 6, 2018 (the "November Amendment"). These amendments only revise the provisions regarding the effective annual thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Additionally, the Company pays the Advisor the Incentive Compensation, an amount earned each quarter, 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions). The Incentive Compensation is calculated on an annual basis at the end of the Company’s fiscal year but is payable throughout the course of a year, in quarterly installments, subject to a final year-end adjustment. At the end of each fiscal year, the difference, if any, between the amount of the Incentive Compensation actually paid to the Advisor in the preceding year under the quarterly installments and the actual amount payable for the fiscal year is either repaid by or paid to the Advisor as applicable. Shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received prior to the time of repayment but not subsequent dividends or other distributions.
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
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. With respect to the third quarter of 2018, the hurdles were met and the Advisor was paid $0.4 million in a quarterly installment of Incentive Compensation. Because, based on the calculation as of December 31, 2018 the hurdles had not been met, the Company recorded a reversal of $0.4 million for Incentive Compensation previously recorded in the third quarter of 2018, and as a result, no Incentive Compensation was earned for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, no Incentive Compensation was earned.
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
The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement. The amount of the Base Management Fee to be paid under the Advisory Agreement is capped at the AUM for the preceding year multiplied by (a) 0.75% if equal to or less than $3.0 billion; (b) 0.75% less (i) a fraction, (x) the numerator of which is the AUM for such specified period less $3.0 billion and (y) the denominator of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
_______________________________

(1)
For purposes of the Advisory Agreement, as amended by the November Amendment, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) non-cash dividends related to the Class B Units of the OP and certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transactions related costs (now known as acquisition, transaction and other costs on the face of the Company's income statement); (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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
December 31, 2018

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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 12 of the Company's properties which became subject to a separate property management and leasing agreement with the Property Manager in October 2017 (the "12-Property PMLA") on otherwise identical terms to our then effective primary property and management leasing agreement (the "Primary PMLA"), which remained applicable to all other properties.
In February 2019, the Company entered into an amendment to the Primary PMLA, following which it continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either the Company or the Property Manager could terminate upon 60 days’ written notice prior to end of the applicable term. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ prior written notice. The 12-Property PMLA was not similarly amended. For more information, see Note 16 — Subsequent Events.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company's board of directors. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Former Service Provider prior to its termination and the Advisor's overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company's directors and officers) and information technology expenses. No reimbursement was incurred from the Advisor for providing services during the years ended December 31, 2018, 2017 and 2016.
In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying audited consolidated statements of operations. During the year ended December 31, 2018, there were no property operating and general administrative expenses absorbed by the Advisor. During the year ended December 31, 2017, the Advisor elected to forgive $1.2 million of property management fees, and $4.2 million of property management fees were incurred. During the year ended December 31, 2016, the Property Manager elected to forgive $2.3 million of property management fees and $3.8 million of property management fees, respectively, were incurred.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
During the year ended December 31, 2016, the Company incurred approximately $0.2 million of recurring transfer agent services fees to ANST which were included in general and administrative expenses in the audited consolidated statements of operations.
The Company has also agreed under the Advisory Agreement to reimburse, indemnify and hold harmless each of the Advisor and its affiliates, and the directors, officers, employees, partners, members, stockholders, other equity holders, agents and representatives of the Advisor and its affiliates (each, a “Advisor Indemnified Party”), of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of the Advisor Indemnified Party performed in good faith under the Advisory Agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties on the part of the Advisor Indemnified Party. In addition, the Company has agreed to advance funds to an Advisor Indemnified Party for reasonable legal fees and other reasonable costs and expenses incurred as a result of any claim, suit, action or proceeding for which indemnification is being sought, subject to repayment if the Advisor Indemnified Party is later found pursuant to a final and non-appealable order or judgment to not be entitled to indemnification.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table reflects related party fees, as described above, incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2018		2017		2016		(Receivable) Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2018		2017
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$875	$923	$—	$49	(4)	$49	(4)
Financing coordination fees (1)	—	—	—	—	16	—	—		—
Ongoing fees (7)(8):
Asset management fees (2)	23,212	—	21,353	—	18,230	—	—		240	(4)
Property management fees (3)	5,022	—	4,281	1,177	3,802	2,281	—		59	(4) (5)
Total related party operational fees and reimbursements	$28,234	$—	$25,634	$2,052	$22,971	$2,281	$49		$348	(6)
___________________________________________________________________________

(1)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(2)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $5.2 million, $3.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	For all periods through the six months ended June 30, 2017, the Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(4)	Balance included within due to related parties on the audited consolidated balance sheets as of December 31, 2018 and 2017.

(5)
Prepaid property management fees of $0.2 million as of December 31, 2017 are not included in the table above and are included in the prepaid expenses and other assets on the consolidated balance sheet.

(6)
In addition, as of December 31, 2017, due to related parties include $0.3 million of costs accrued for Global II Advisor and transfer agent fees which were assumed through the Merger, $0.1 million of costs accrued for transfer agent fees and $0.1 million of costs relating to RCS Advisory Services, LLC, all of which are not reflected in the table above.

(7)
The Company incurred general and administrative costs and other expense reimbursements of approximately $1.1 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are recorded within general and administrative expenses on the audited consolidated statements of operations and are not reflected in the table above.

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

Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee shall be calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. During the year ended December 31, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in a reduction to the Gain Fee of $0.8 million. As of December 31, 2018 and 2017, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the year ended December 31, 2018.
Acquired Related Party Receivable
As more fully described in Note 3 — Merger Transaction, the Company acquired a $5.1 million receivable from an affiliate of the Advisor. The Company received payment during the year ended December 31, 2017 and there is no balance remaining on this receivable.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Common Stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2018, 2017 and 2016, no stock options were issued under the Plan.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares of Common Stock ("Restricted Shares") and RSUs to the Company's directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
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
RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of Common Stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table reflects RSU activity for the years ended December 31, 2018, 2017 and 2016.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	62,646	$25.70
Granted	12,211	22.59
Vested	(13,758)	25.77
Unvested, December 31, 2016	61,099	25.07
Granted	13,861	22.54
Vested	(25,848)	25.25
Unvested, December 31, 2017	49,112	24.29
Granted	17,039	18.34
Vested	(19,799)	24.40
Unvested, December 31, 2018	46,352	22.04
The fair value of the RSUs granted prior to the Listing Date was based on the per share price in the IPO and the fair value of the RSUs granted on or after the Listing Date is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was approximately $0.5 million, $0.7 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded in Equity-based compensation in the accompanying audited consolidated statements of operations. As of December 31, 2018, the Company had $0.7 million of unrecognized compensation cost related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted average period of 1.8 years.
Multi-Year Outperformance Agreement
On July 16, 2018, the Company's compensation committee approved the 2018 OPP, which was subsequently entered into by the Company and the OP with the Advisor on July 19, 2018. The 2018 OPP was entered into in connection with the conclusion of the performance period under the 2015 OPP on June 2, 2018. Because no performance goals under the 2015 OPP were achieved during the performance period, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018.
The Company recorded equity-based compensation expense associated with the awards pursuant to the 2015 OPP over the requisite service period on a graded vesting basis. Under the 2018 OPP, total equity-based compensation expense was valued and will be recorded evenly over the requisite service period of approximately 2.8 years from the grant date. Through December 31, 2018, the equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting rules adopted by the Company on January 1, 2019 that will apply to the 2018 OPP in future periods, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (see Note 2 - Summary of Significant Accounting Policies for a description of new accounting rules related to non-employee equity awards).
During the years ended December 31, 2018 and 2017, the Company recorded reductions in expense of $1.1 million and $4.4 million, respectively, for the 2015 OPP. During the year ended December 31, 2018, the Company recorded expense of $3.3 million relating to the 2018 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units (whether issued pursuant to the 2015 OPP or the 2018 OPP) are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the applicable outperformance award agreement, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.6 million in distributions related to LTIP Units during the years ended December 31, 2018 and 2017, which is included in accumulated deficit in the consolidated statements of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereof.
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was issued a total of 2,554,930 LTIP Units (the “Award LTIP Units”) pursuant to the 2018 OPP. The Award LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period (the “Performance Period”), commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
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
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) will be eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points (bps), whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group consisting of Lexington Realty Trust, W.P. Carey Inc. and (following an amendment to the 2018 OPP in February 2019 in light of the effectiveness of a merger of two members of the peer group, Government Properties Income Trust and Select Income REIT, with Government Properties Income Trust surviving the merger renamed as Office Properties Income Trust) Office Properties Income Trust as of the Valuation Date as follows:

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
During the third quarter of 2018, the OP made a distribution to the Advisor totaling approximately $0.1 million, representing the amount that would have been paid with respect to the Award LTIP Units after the June 2, 2018, the effective date of the 2018 OPP, but prior to July 19, 2018.
2015 OPP
In connection with the Listing, the Company entered into the 2015 OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 3,013,933 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.00% of the Company’s market capitalization (the “OPP Cap”). Because no performance goals under the 2015 OPP were achieved, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP, effective as of June 2, 2018.
Under the 2015 OPP, the Advisor was eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of June 2, 2015, based on the Company’s achievement of certain levels of absolute TSR and the amount by which the Company's absolute TSR exceeded the average TSR of a peer group for the three-year performance period commencing on June 2, 2015 (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%
__________________________________

*	The “Peer Group” was comprised of Gramercy Property Trust Inc., Lexington Realty Trust, Select Income REIT, and W.P. Carey Inc.
The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period was based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

One third of any earned LTIP Units were to vest, subject to the Advisor's continued service through each vesting date, on each of the third, fourth and fifth anniversaries of June 2, 2015. Any earned and vested LTIP Units would have been converted into OP Units in accordance with the terms and conditions of the limited partnership agreement of the OP. The 2015 OPP provided for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor was terminated or in the event the Company incurred a change in control, in either case prior to the end of the Three-Year Period. As of June 2, 2017 (end of the Two-Year Period) and June 2, 2016 (end of the first One-Year Period), and June 2, 2018 (end of the Three-Year Period), no LTIP units were earned by the Advisor under the terms of the 2015 OPP. Accordingly, all LTIP Units that had been issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP as of the end of the Three-Year Period.
Other Share-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2018, 2017 and 2016.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Net income attributable to common stockholders	$1,082	$20,731	$47,140
Adjustments to net income attributable to common stockholders for common share equivalents	(689)	(742)	(773)
Adjusted net income attributable to common stockholders	$393	$19,989	$46,367

Basic and diluted net income per share attributable to common stockholders	$0.01	$0.30	$0.82
Basic weighted average common shares outstanding	69,411,061	66,877,620	56,720,448
Diluted weighted average common shares outstanding	69,663,208	66,877,620	56,720,448
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and LTIP Units contain rights to receive non-forfeitable distributions and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the non-forfeitable distributions to the unvested RSUs and LTIP Units from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, LTIP Units, and OP Units to be common share equivalents. For the years ended December 31, 2018, 2017 and 2016, the following common share equivalents on a weighted average basis were excluded from the calculation of diluted earnings per share:

	December 31,
	2018	2017	2016
Unvested RSUs	46,352	49,112	61,099
OP Units (1)	—	—	181,841
LTIP Units (2)	970,173	3,013,933	3,013,933
Total anti-dilutive common share equivalents	1,016,525	3,063,045	3,256,873

(1)	On April 3, 2017, all remaining OP Units were converted into Common Stock.
(2) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of December 31, 2018. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 13 — Share Based Compensation for additional information on the 2018 OPP and 2015 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 13 — Share-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the year ended December 31, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2017 and 2016 because no LTIP Units would have been earned based on the stock price at December 31, 2017 and 2016.
Note 15 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2018 and 2017:

(In thousands, except share and per share data)	Quarters Ended
2018	March 31,	June 30,	September 30,	December 31, (1)
Total revenue	$68,086	$70,971	$71,924	$71,226
Net income (loss) attributable to common stockholders	$2,361	$5,288	$177	$(6,744)
Adjustments to net income (loss) attributable to common stockholders for common share equivalents	(184)	(26)	(316)	(163)
Adjusted net income (loss) attributable to common stockholders	$2,177	$5,262	$(139)	$(6,907)
Basic weighted average shares outstanding	67,287,231	67,292,021	69,441,639	73,554,137
Diluted weighted average shares outstanding	67,287,231	67,292,021	69,441,639	74,001,250
Basic and diluted net income (loss) per share attributable to common stockholders	$0.03	$0.08	$—	$(0.09)

(In thousands, except share and per share data)	Quarters Ended
2017	March 31,	June 30, (2)	September 30,	December 31,
Total revenue	$62,837	$64,986	$64,870	$66,602
Net income attributable to common stockholders	$7,429	$5,200	$2,104	$5,998
Adjustments to net income attributable to common stockholders for common share equivalents	(185)	(185)	(186)	(186)
Adjusted net income attributable to common stockholders	$7,244	$5,015	$1,918	$5,812
Basic and diluted weighted average shares outstanding	66,271,008	66,652,221	67,286,615	67,286,822
Basic and diluted net income per share attributable to common stockholders	$0.11	$0.08	$0.03	$0.09
_______________________

(1)
During the three months ended December 31, 2018, the Company recorded (i) impairment charges and related lease intangible write-offs of lease intangibles of $5.0 million which are more fully discussed in Note 4 — Real Estate Investments, Net and (ii) a litigation reserve of $7.4 million related to the anticipated settlement of the litigation with the Former Service Provider, which is more fully discussed in Note 10 — Commitments and Contingencies.

(2)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Finnish Refinancing
On February 6, 2019, the Company borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages of its five properties in Finland (the "Loan"). The maturity date of the Loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4%, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date), representing 80% of the principal amount of the Loan, fixed at 1.8% by an interest rate swap agreement. The Loan is interest-only with the principal due at maturity. At the closing of the Loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the Loan, available for working capital and general corporate purposes.
New Equity Distribution Agreement
The Company has the ATM Program, an “at the market” equity offering program pursuant to which the Company may sell shares of Common Stock, from time to time through our sales agents. During January 2019, the Company sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions of $1.5 million and additional issuance costs of $2,000. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the ATM Program. On February 27, 2019, the Company terminated its existing equity distribution agreement, and on February 28, 2019, the Company entered into a new equity distribution agreement on substantially the same terms with the sales agents under its existing equity distribution agreement, UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA, LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., and BMO Capital Markets Corp., as well as three new sales agents, BBVA Securities Inc., SMBC Nikko Securities America, Inc. and Stifel, Nicolaus & Company, Incorporated (collectively, the “Agents”). The new equity distribution agreement provides for the continuation of the ATM Program to raise additional aggregate sales proceeds of up to $250.0 million.
Subject to the terms and conditions of the new equity distribution agreement, the Agents will use their commercially reasonable efforts to sell, on the Company’s behalf, shares of Common Stock offered by the Company under and in accordance with the new equity distribution agreement. The sales, if any, of shares of Common Stock, made under the new equity distribution agreement will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by the Company from time to time.
The Company intends to continue to use any net proceeds from the ATM Program for general corporate purposes, including funding investment activity, repaying outstanding indebtedness (including borrowings under the Revolving Credit Facility), and for working capital.
The ATM Program is registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-214579). Following the filing of this Annual Report on Form 10-K, the Company will file a prospectus supplement with the Securities and Exchange Commission in connection with the offer and sale of shares of Common Stock pursuant to the new equity distribution agreement.
The new equity distribution agreement contains customary representations, warranties, and agreements of both parties, indemnification rights and termination provisions.
Charter Amendment
On February 27, 2019, the Company filed an amendment to its charter with the State Department of Assessments and Taxation of Maryland, which became effective upon filing. Pursuant to this amendment, the Company increased the number of shares of stock the Company’s charter authorizes the Company to issue from up to 116,670,000 shares of stock, consisting of 100,000,000 shares of common stock and 16,670,000 shares of preferred stock, to up to 166,670,000 shares of stock, consisting of 150,000,000 shares of common stock and 16,670,000 shares of preferred stock.
Property Management and Leasing Agreement Amendment
On February 27, 2019, the Company entered into an amendment to the Primary PMLA with the Property Manager, pursuant to which the Property Manager provides property management and leasing services for almost all of the Company’s properties. For more information about the terms of the Primary PMLA, see Note 11 — Related Party Transactions.
Following this amendment, the Primary PMLA continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either the Company or the Property Manager could terminate upon 60 days’ written notice prior to end of the applicable term. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ prior written notice.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Acquisitions
The Company has signed two non-binding letters of intent and one definitive purchase and sale agreement to acquire a total of three net lease properties, all of which are located in the United States, for an aggregate purchase price of $42.0 million. The two letters of intent may not lead to definitive agreements and the one definitive agreement is subject to conditions. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. Additionally, the Company has signed definitive agreements that will increase the annual rent at four of the Company's properties, that are leased to a single tenant, in exchange for the Company funding $11.4 million in capital expenditures to expand and remodel the properties.
Dispositions
The Company has signed non-binding letters of intent to dispose of two net lease properties, one of which is located in the United States, while the other is located in the United Kingdom. The United States disposition is for a contract sales price of $13.0 million, and there is no debt associated with the property. The United Kingdom disposition is for a contract sales price of £7.2 million, and it is expected to generate £3.0 million in net proceeds after repayment of associated debt. There can be no assurance these letters of intent will lead to definitive agreements or completed dispositions on the contemplated terms, or at all. Additionally, the Company entered into definitive purchase and sale agreements to sell two properties in the United States and three properties in Germany. The two United States dispositions are for a total contract sales price of $11.4 million, and there is no debt associated with these properties. The three Germany dispositions are for a contract sales price of €135.0 million and are expected to generate €72.5 million after repayment of associated debt. These pending dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—	(6)	$409	$954	$—	$—	$1,363	$298
Wickes	Blackpool	United Kingdom	May 2013	—	(6)	1,719	1,846	—	—	3,565	486
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—	(6)	3,502	2,229	—	—	5,731	577
Thames Water	Swindon	United Kingdom	Jul. 2013	—	(6)	3,502	4,139	—	—	7,641	1,051
Wickes	Tunstall	United Kingdom	Jul. 2013	—	(6)	891	2,037	—	—	2,928	519
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	6,002	—	—	8,003	1,675
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—	(6)	1,273	4,457	—	—	5,730	1,120
Wickes	Clifton	United Kingdom	Nov. 2013	—	(6)	1,273	1,783	—	—	3,056	439
Con-Way Freight, Inc.	Aurora	NE	Nov. 2013	—		295	1,670	—	—	1,965	515
Con-Way Freight, Inc.	Grand Rapids	MI	Nov. 2013	—		945	1,417	—	—	2,362	437
Con-Way Freight, Inc.	Riverton	IL	Nov. 2013	—		344	804	—	—	1,148	248
Con-Way Freight, Inc.	Salina	KS	Nov. 2013	—		461	1,843	—	—	2,304	568
Con-Way Freight, Inc.	Uhrichsville	OH	Nov. 2013	—		380	886	—	—	1,266	273
Con-Way Freight, Inc.	Vincennes	IN	Nov. 2013	—		220	712	—	—	932	218
Con-Way Freight, Inc.	Waite Park	MN	Nov. 2013	—		366	782	—	—	1,148	215
Wolverine	Howard City	MI	Dec. 2013	—		719	13,667	—	—	14,386	4,168
Encanto Restaurants	Baymon	PR	Dec. 2013	—		1,150	1,724	—	—	2,874	478
Encanto Restaurants	Caguas	PR	Dec. 2013	—		—	2,481	—	—	2,481	688
Encanto Restaurants	Carolina	PR	Dec. 2013	—		615	751	—	—	1,366	208
Encanto Restaurants	Carolina	PR	Dec. 2013	—		1,840	2,761	—	—	4,601	765
Encanto Restaurants	Guayama	PR	Dec. 2013	—		673	822	—	—	1,495	228
Encanto Restaurants	Mayaguez	PR	Dec. 2013	—		410	957	—	—	1,367	265
Encanto Restaurants	Ponce	PR	Dec. 2013	—		600	1,399	—	—	1,999	401
Encanto Restaurants	Ponce	PR	Dec. 2013	—		655	1,528	—	—	2,183	423
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	—		—	782	—	—	782	217
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	—		843	1,566	—	—	2,409	434
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		963	1,788	—	—	2,751	495
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		505	1,179	—	—	1,684	327
Encanto Restaurants	San German	PR	Dec. 2013	—		391	726	—	—	1,117	208
Encanto Restaurants	San Juan	PR	Dec. 2013	—		153	612	—	—	765	170
Encanto Restaurants	San Juan	PR	Dec. 2013	—		1,235	1,509	—	—	2,744	418
Encanto Restaurants	San Juan	PR	Dec. 2013	—		389	1,168	—	—	1,557	324
Encanto Restaurants	Toa Baja	PR	Dec. 2013	—		68	616	—	—	684	177
Encanto Restaurants	Vega Baja	PR	Dec. 2013	—		822	1,527	—	—	2,349	423
Rheinmetall	Neuss	Germany	Jan. 2014	12,130		5,884	16,521	—	74	22,479	2,249

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	—	30,250	3,606
Provident Financial	Bradford	United Kingdom	Feb. 2014	—	(6)	1,284	23,829	—	—	25,113	2,986
Crown Crest	Leicester	United Kingdom	Feb. 2014	—	(6)	7,318	30,221	—	—	37,539	4,315
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	311
Aviva	Sheffield	United Kingdom	Mar. 2014	—	(6)	2,767	31,352	—	—	34,119	3,988
DFS Trading	Brigg	United Kingdom	Mar. 2014	—	(6)	1,292	3,665	—	—	4,957	522
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	1,087	4,304	—	—	5,391	567
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	295	2,118	—	—	2,413	317
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—	(6)	1,272	3,264	—	—	4,536	475
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—	(6)	747	2,668	—	—	3,415	457
Government Services Administration (GSA)	Fanklin	TN	Mar. 2014	—		4,160	30,083	—	—	34,243	3,800
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	599
Talk Talk	Manchester	United Kingdom	Apr. 2014	—	(6)	747	8,879	—	—	9,626	1,170
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	—	2,812	240
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	—	4,670	448
OBI DIY	Mayen	Germany	Apr. 2014	5,150		1,282	7,654	—	—	8,936	1,088
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,331	—	—	1,331	251
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,735	—	—	1,735	220
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	367
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	—	3,763	416
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(7)	350	11,182	—	63	11,595	1,437
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	—	8,568	1,012
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	262
Nissan	Murfreesboro	TN	May 2014	—	(7)	966	19,573	—	—	20,539	2,353
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	955
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	848
Axon Energy Products	Conroe	TX	Jun. 2014	—		826	6,132	—	—	6,958	714
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	300
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	653
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	216
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	54
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	218

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	179
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	182
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	305
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	397
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	781
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	—	2,327	329
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	1,512
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	888
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	264
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	135
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	271
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	186
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	292
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	1,177
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	197
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	61
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	55
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—	(6)	1,108	6,535	—	—	7,643	950
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	116
Nimble Storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	1,336
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	941
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	—	8,052	1,074
FedEx	San Antonio	TX	Jul. 2014	—		3,283	17,756	—	—	21,039	2,156
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	11,558	51,318	7,666
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	425
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	957
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	1,050
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	33,550		5,312	41,201	—	—	46,513	4,596
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	706
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	351
Achmea	Leusden	The Netherlands	Jul. 2014	—		2,913	22,704	—	99	25,716	2,557
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	1,620
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—	(6)	3,596	38,927	—	—	42,523	4,491
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—	(6)	583	2,521	—	—	3,104	309

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
HBOS	Derby	United Kingdom	Aug. 2014	—	(6)	585	5,896	—	—	6,481	747
HBOS	St. Helens	United Kingdom	Aug. 2014	—	(6)	222	3,341	—	—	3,563	427
HBOS	Warrington	United Kingdom	Aug. 2014	—	(6)	423	1,996	—	—	2,419	275
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—	(6)	268	1,908	—	—	2,176	258
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—	(6)	476	1,249	—	—	1,725	221
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	—	7,891	816
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	1,138
Capgemini	Birmingham	United Kingdom	Aug. 2014	—	(6)	1,585	15,028	—	—	16,613	1,816
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	3,595
Family Dollar	Abbeville	AL	Aug. 2014	—		115	635	—	—	750	90
Family Dollar	Aiken	SC	Aug. 2014	—		439	505	—	—	944	77
Family Dollar	Alapaha	GA	Aug. 2014	—		200	492	—	—	692	79
Family Dollar	Anniston	AL	Aug. 2014	—		176	618	—	—	794	86
Family Dollar	Atlanta	GA	Aug. 2014	—		234	1,181	—	—	1,415	146
Family Dollar	Bossier City	LA	Aug. 2014	—		291	520	—	—	811	71
Family Dollar	Brandenburg	KY	Aug. 2014	—		178	748	—	—	926	102
Family Dollar	Brownfield	TX	Aug. 2014	—		31	664	—	—	695	81
Family Dollar	Brownsville	TX	Aug. 2014	—		83	803	—	—	886	99
Family Dollar	Caledonia	MS	Aug. 2014	—		415	162	—	—	577	38
Family Dollar	Camden	SC	Aug. 2014	—		187	608	—	—	795	88
Family Dollar	Camp Wood	TX	Aug. 2014	—		96	593	—	—	689	84
Family Dollar	Church Point	LA	Aug. 2014	—		247	563	—	—	810	78
Family Dollar	Columbia	SC	Aug. 2014	—		363	487	—	—	850	77
Family Dollar	Columbus	MS	Aug. 2014	—		305	85	—	—	390	18
Family Dollar	Danville	VA	Aug. 2014	—		124	660	—	—	784	86
Family Dollar	Detroit	MI	Aug. 2014	—		107	711	—	—	818	80
Family Dollar	Diamond Head	MS	Aug. 2014	—		104	834	—	—	938	105
Family Dollar	Falfurrias	TX	Aug. 2014	—		52	745	—	—	797	84
Family Dollar	Fayetteville	NC	Aug. 2014	—		99	438	—	—	537	52
Family Dollar	Fort Davis	TX	Aug. 2014	—		114	698	—	—	812	100
Family Dollar	Fort Madison	IA	Aug. 2014	—		188	226	—	—	414	36
Family Dollar	Greenwood	SC	Aug. 2014	—		629	546	—	—	1,175	70
Family Dollar	Grenada	MS	Aug. 2014	—		346	335	—	—	681	57
Family Dollar	Griffin	GA	Aug. 2014	—		369	715	—	—	1,084	100
Family Dollar	Hallsville	TX	Aug. 2014	—		96	225	—	—	321	27

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
Family Dollar	Hardeeville	SC	Aug. 2014	—		83	663	—	—	746	90
Family Dollar	Hastings	NE	Aug. 2014	—		260	515	—	—	775	64
Family Dollar	Haw River	NC	Aug. 2014	—		310	554	—	—	864	96
Family Dollar	Kansas City	MO	Aug. 2014	—		52	986	—	—	1,038	109
Family Dollar	Knoxville	TN	Aug. 2014	—		82	714	—	—	796	96
Family Dollar	La Feria	TX	Aug. 2014	—		124	956	—	—	1,080	113
Family Dollar	Lancaster	SC	Aug. 2014	—		229	721	—	—	950	106
Family Dollar	Lillian	AL	Aug. 2014	—		410	508	—	—	918	72
Family Dollar	Louisville	KY	Aug. 2014	—		511	503	—	—	1,014	74
Family Dollar	Louisville	MS	Aug. 2014	—		235	410	—	—	645	64
Family Dollar	Madisonville	KY	Aug. 2014	—		389	576	—	—	965	83
Family Dollar	Memphis	TN	Aug. 2014	—		356	507	—	—	863	75
Family Dollar	Memphis	TN	Aug. 2014	—		79	342	—	—	421	52
Family Dollar	Memphis	TN	Aug. 2014	—		158	301	—	—	459	49
Family Dollar	Mendenhall	MS	Aug. 2014	—		61	720	—	—	781	92
Family Dollar	Mobile	AL	Aug. 2014	—		258	682	—	—	940	87
Family Dollar	Mohave Valley	AZ	Aug. 2014	—		284	575	—	—	859	97
Family Dollar	N Platte	NE	Aug. 2014	—		117	255	—	—	372	28
Family Dollar	Nampa	ID	Aug. 2014	—		133	1,126	—	—	1,259	139
Family Dollar	Newberry	MI	Aug. 2014	—		172	1,562	—	—	1,734	191
Family Dollar	North Charleston	SC	Aug. 2014	—		458	593	—	—	1,051	92
Family Dollar	North Charleston	SC	Aug. 2014	—		376	588	—	—	964	85
Family Dollar	Oklahoma City	OK	Aug. 2014	—		144	1,211	—	—	1,355	134
Family Dollar	Paulden	AZ	Aug. 2014	—		468	306	—	—	774	62
Family Dollar	Poteet	TX	Aug. 2014	—		141	169	—	—	310	36
Family Dollar	Rockford	IL	Aug. 2014	—		183	1,179	—	—	1,362	141
Family Dollar	Roebuck	SC	Aug. 2014	—		306	508	—	—	814	87
Family Dollar	San Angelo	TX	Aug. 2014	—		96	342	—	—	438	50
Family Dollar	St Louis	MO	Aug. 2014	—		226	1,325	—	—	1,551	157
Family Dollar	Tyler	TX	Aug. 2014	—		217	682	—	—	899	83
Family Dollar	Union	MS	Aug. 2014	—		52	622	—	—	674	82
Family Dollar	Williamston	SC	Aug. 2014	—		211	558	—	—	769	81
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	262	6,385	583
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—	(6)	1,095	18,230	—	—	19,325	2,055
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—	(6)	1,131	8,952	—	—	10,083	1,122

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	373
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	236
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	96
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	94
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	96
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	71
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	92
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	70
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	99
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	96
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	87
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	117
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	99
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	123
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	111
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	106
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	70
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	93
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	108
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	111
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	113
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	109
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	105
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	—	24,434	2,400
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	614
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	—	23,330	2,469
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	1,880
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	1,205
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	1,583	17,831	1,734
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	2,093	22,940	2,098
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	926
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	927
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	—	—	11,883	1,174
Bradford & Bingley	Bingley	United Kingdom	Oct. 2014	—	(6)	4,247	10,663	—	—	14,910	1,291
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	126	5,775	377

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
Rexam	Reckinghausen	Germany	Oct. 2014	5,876		807	11,358	—	—	12,165	1,258
C&J Energy	Houston	TX	Oct. 2014	—	(7)	3,865	9,457	—	—	13,322	1,106
FedEx	Lake Charles	LA	Oct. 2014	—		255	7,485	—	—	7,740	980
Family Dollar	Big Sandy	TN	Oct. 2014	—		62	739	—	—	801	94
Family Dollar	Boling	TX	Oct. 2014	—		80	781	—	—	861	95
Family Dollar	Bonifay	FL	Oct. 2014	—		103	673	—	—	776	102
Family Dollar	Brownsville	TN	Oct. 2014	—		155	776	—	—	931	107
Family Dollar	Brundidge	AL	Oct. 2014	—		89	749	—	—	838	119
Family Dollar	Buena Vista	GA	Oct. 2014	—		246	757	—	—	1,003	143
Family Dollar	Calvert	TX	Oct. 2014	—		91	777	—	—	868	97
Family Dollar	Chocowinty	NC	Oct. 2014	—		237	554	—	—	791	74
Family Dollar	Clarksville	TN	Oct. 2014	—		370	1,025	—	—	1,395	150
Family Dollar	Fort Mill	SC	Oct. 2014	—		556	757	—	—	1,313	100
Family Dollar	Hillsboro	TX	Oct. 2014	—		287	634	—	—	921	81
Family Dollar	Lake Charles	LA	Oct. 2014	—		295	737	—	—	1,032	93
Family Dollar	Lakeland	FL	Oct. 2014	—		300	812	—	—	1,112	102
Family Dollar	Lansing	MI	Oct. 2014	—		132	1,040	—	—	1,172	151
Family Dollar	Laurens	SC	Oct. 2014	—		303	584	—	—	887	98
Family Dollar	Marion	MS	Oct. 2014	—		183	747	—	—	930	96
Family Dollar	Marsing	ID	Oct. 2014	—		188	786	—	—	974	124
Family Dollar	Montgomery	AL	Oct. 2014	—		122	821	—	—	943	132
Family Dollar	Monticello	FL	Oct. 2014	—		230	695	—	—	925	97
Family Dollar	Monticello	UT	Oct. 2014	—		96	894	—	—	990	146
Family Dollar	North Little Rock	AR	Oct. 2014	—		424	649	—	—	1,073	102
Family Dollar	Oakdale	LA	Oct. 2014	—		243	696	—	—	939	87
Family Dollar	Orlando	FL	Oct. 2014	—		684	619	—	—	1,303	89
Family Dollar	Port St. Lucie	FL	Oct. 2014	—		403	907	—	—	1,310	119
Family Dollar	Prattville	AL	Oct. 2014	—		463	749	—	—	1,212	135
Family Dollar	Prichard	AL	Oct. 2014	—		241	803	—	—	1,044	99
Family Dollar	Quinlan	TX	Oct. 2014	—		74	774	—	—	848	96
Family Dollar	Rigeland	MS	Oct. 2014	—		447	891	—	—	1,338	109
Family Dollar	Rising Star	TX	Oct. 2014	—		63	674	—	—	737	84
Family Dollar	Southaven	MS	Oct. 2014	—		409	1,080	—	—	1,489	144
Family Dollar	Spout Springs	NC	Oct. 2014	—		474	676	—	—	1,150	90
Family Dollar	St. Petersburg	FL	Oct. 2014	—		482	851	—	—	1,333	112

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
Family Dollar	Standish	ME	Oct. 2014	—		411	646	—	—	1,057	113
Family Dollar	Swansboro	NC	Oct. 2014	—		337	826	—	—	1,163	139
Panasonic	Hudson	NJ	Oct. 2014	—		1,312	7,075	—	—	8,387	777
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	—	8,801	1,030
Axon Energy Products	Houston	TX	Oct. 2014	—		297	2,432	—	—	2,729	264
Metro Tonic	Halle Peissen	Germany	Oct. 2014	30,326		6,954	48,721	—	—	55,675	5,978
Tokmanni	Matsala	Finland	Nov. 2014	33,159		1,802	54,543	—	—	56,345	6,305
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—	(6)	335	4,326	—	—	4,661	485
Family Dollar	Doerun	GA	Nov. 2014	—		236	717	—	—	953	92
Family Dollar	Old Hickory	TN	Nov. 2014	—		548	781	—	—	1,329	108
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	884
KPN BV	Houten	The Netherlands	Nov. 2014	—		1,613	19,738	—	—	21,351	2,088
RWE AG	Essen	Germany	Nov. 2014	29,911		—	—	—	—	—	—
RWE AG	Essen	Germany	Nov. 2014	16,917		—	—	—	—	—	—
RWE AG	Essen	Germany	Nov. 2014	24,696		—	—	—	—	—	—
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	—	19,023	2,035
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	52,800		10,714	69,018	—	—	79,732	7,168
Diebold	North Canton	OH	Dec. 2014	—		—	9,142	—	—	9,142	1,133
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	—	2,460	320
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	—	7,107	676
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	—	7,812	830
Constellium Auto	Wayne	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	3,614
C&J Energy	Houston	TX	Mar. 2015	—	(7)	6,196	21,745	—	—	27,941	2,172
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	487
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	444
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	365
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	305
Crowne Group	Warren	MI	Aug. 2015	—		166	1,854	—	—	2,020	318
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	592
Crowne Group	Madison	IN	Aug. 2015	—		1,598	7,513	—	—	9,111	692
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	795
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	275
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	171
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—		954	4,619	—	—	5,573	420
Beacon Health	South Bend	IN	Sep. 2015	—		1,636	8,190	—	—	9,826	751

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	320
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,569	15,783	—	—	19,352	1,554
Finnair	Helsinki	Finland	Sep. 2015	32,501		2,575	73,384	—	—	75,959	6,481
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	953
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	744
Auchan	Beychac-et-Caillau	France	Dec. 2016	9,498		4,143	13,476	—	—	17,619	914
DCNS	Guipavas	France	Dec. 2016	10,872		1,934	14,669	—	—	16,603	820
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	41,198		14,781	50,276	—	306	65,363	2,609
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	580
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—	(6)	26,938	73,692	—	—	100,630	3,816
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—	(6)	10,061	51,391	—	—	61,452	2,880
ID Logistics	Landersheim	France	Dec. 2016	6,294		1,972	8,287	—	—	10,259	458
ID Logistics	Moreuil	France	Dec. 2016	5,722		3,044	6,157	—	—	9,201	358
ID Logistics	Weilbach	Germany	Dec. 2016	4,578		1,362	9,006	—	—	10,368	475
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	50,353		—	74,520	—	275	74,795	3,808
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—	(6)	2,560	8,189	—	—	10,749	515
Pole Emploi	Marseille	France	Dec. 2016	6,637		816	8,601	—	—	9,417	443
Sagemcom	Rueil Malmaison		Dec. 2016	41,083		3,075	73,867	—	—	76,942	3,824
Worldline SA	Blois	France	Dec. 2016	5,722		1,156	5,502	—	—	6,658	391
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	409
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	345
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	421
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	186
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	134
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	60
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	—	4,236	152
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	137
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	588
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	90
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	203
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	—	6,467	158
Chemours	Pass Christian	MS	Feb. 2018	—		382	16,149	—	—	16,531	409
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	143
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	23
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	106

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2018 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2018 (2)(3)	Accumulated Depreciation (4)(5)
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	20
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	308
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	—	28,740	416
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	167
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	—	9,487	127
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	—	9,436	132
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	—	13,396	196
FedEx	Blackfoot	ID	Jun. 2018	—		350	6,882	—	—	7,232	183
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	—	6,991	117
Rubbermaid	Akron	OH	Jul. 2018	—		1,221	17,145	—	—	18,366	184
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	439
Bush Industries	Jamestown	NY	Sep. 2018	—		1,535	14,818	—	—	16,353	100
FedEx	Greenville	NC	Sep. 2018	—		581	9,744	—	—	10,325	123
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	—	110,527	474
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	—	7,159	12
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	—
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	—
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	—	15,419	—
VersaFlex	Kansas City	KS	Dec. 2018	—		526	7,577	—	—	8,103	—

Encumberances allocated based on notes below				611,140
				$1,140,113		$398,911	$2,321,534	—	$24,903	$2,745,348	$220,225

___________________________________

(1)	These are stated principal amounts at spot rates for those in local currency and exclude $9.7 million of deferred financing costs and $0.6 million of mortgage discounts, net.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $675.6 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2018 is $3.7 billion. Assets acquired from the Merger, retain the prior tax basis.

(4)	The accumulated depreciation column excludes approximately $217.7 million of amortization associated with acquired intangible lease assets.

(5)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

(6)	These properties collateralize the UK Multi-Property Cross Collateralized Loan of $292.9 million as of December 31, 2018.

(7)	These properties collateralize the U.S. Multi-Property Loan I of $187.0 million as of December 31, 2018.

(8)	These properties collateralize the U.S. Multi-Property Loan II of $32.8 million as of December 31, 2018.

(9)	These properties collateralize the U.S. Multi-Property Loan III of $98.5 million as of December 31, 2018.
.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Real estate investments, at cost:
Balance at beginning of year	$2,543,052	$2,344,634	$2,028,010
Additions-Acquisitions	420,529	88,231	463,327
Asset remeasurement	—	(8,559)	—
Asset dispositions	(32,110)	(15,145)	—
Transfer to assets held for sale	(123,021)	—	—
Impairment charge	(1,603)	—	—
Currency translation adjustment	(61,499)	133,891	(69,640)
Balance at end of the year	$2,745,348	$2,543,052	$2,344,634

Accumulated depreciation:
Balance at beginning of year	$174,452	$111,321	$68,078
Depreciation expense	64,849	59,385	50,333
Asset dispositions	(3,861)	(2,122)	(3,012)
Transfer to assets held for sale	(10,633)	—	—
Currency translation adjustment	(4,582)	5,868	(4,078)
Balance at end of the year	$220,225	$174,452	$111,321