Form 10-Q
period 2019-03-31
Global Net Lease, Inc.
filed 2019-05-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland		45-2771978
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, NY		10022
(Address of principal executive offices)		(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	GNL PR A	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2019, the registrant had 83,840,684 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, at cost (Note 3):
Land	$400,559	$398,911
Buildings, fixtures and improvements	2,353,473	2,345,202
Construction in progress	12,495	1,235
Acquired intangible lease assets	647,678	675,551
Total real estate investments, at cost	3,414,205	3,420,899
Less accumulated depreciation and amortization	(467,657)	(437,974)
Total real estate investments, net	2,946,548	2,982,925
Assets held for sale	110,679	112,902
Cash and cash equivalents	95,267	100,324
Restricted cash	3,368	3,369
Derivative assets, at fair value (Note 7)	6,854	8,730
Unbilled straight-line rent	49,089	47,183
Prepaid expenses and other assets	81,026	22,245
Due from related parties	20	16
Deferred tax assets	3,281	3,293
Goodwill and other intangible assets, net	21,925	22,180
Deferred financing costs, net	5,704	6,311
Total Assets	$3,323,761	$3,309,478

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,131,072	$1,129,807
Revolving credit facility (Note 5)	260,409	363,894
Term loan, net (Note 5)	273,414	278,727
Acquired intangible lease liabilities, net	32,885	35,757
Derivative liabilities, at fair value (Note 7)	5,908	3,886
Due to related parties	472	790
Accounts payable and accrued expenses	43,494	31,529
Prepaid rent	20,816	16,223
Deferred tax liability	14,960	15,227
Taxes payable	48	2,228
Dividends payable	2,721	2,664
Total Liabilities	1,786,199	1,880,732
Commitments and contingencies (Note 9)	—	—
Stockholders' Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 shares authorized, 5,484,994 and 5,416,890 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	55	54
Common Stock, $0.01 par value, 150,000,000 shares authorized, 83,839,947 shares issued and outstanding as of March 31, 2019; 100,000,000 shares authorized, 76,080,625 shares issued and outstanding as of December 31, 2018	2,169	2,091
Additional paid-in capital	2,183,829	2,031,981
Accumulated other comprehensive income	214	6,810
Accumulated deficit	(653,956)	(615,448)
Total Stockholders' Equity	1,532,311	1,425,488
Non-controlling interest	5,251	3,258
Total Equity	1,537,562	1,428,746
Total Liabilities and Equity	$3,323,761	$3,309,478
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue from tenants	$75,468	$68,086

Expenses (income):
Property operating	7,359	7,470
Fire recovery	—	(79)
Operating fees to related parties	8,043	6,831
Acquisition, transaction and other costs (Note 9)	262	1,325
General and administrative	3,206	2,051
Equity-based compensation	2,109	(832)
Depreciation and amortization	31,303	29,496
Total expenses	52,282	46,262
Operating income before gain on dispositions of real estate investments	23,186	21,824
Gain on dispositions of real estate investments	892	—
Operating income	24,078	21,824
Other income (expense):
Interest expense	(15,162)	(12,975)
Gain (loss) on derivative instruments	240	(2,935)
Unrealized income (loss) on undesignated foreign currency advances and other hedge ineffectiveness	76	(43)
Other income	4	11
Total other expense, net	(14,842)	(15,942)
Net income before income tax	9,236	5,882
Income tax expense	(960)	(1,070)
Net income	8,276	4,812
Preferred Stock dividends	(2,485)	(2,451)
Net income attributable to common stockholders	$5,791	$2,361

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.07	$0.03
Weighted average shares outstanding:
Basic	81,474,615	67,287,231
Diluted	82,798,432	67,287,231
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,276	$4,812

Other comprehensive (loss) income
Cumulative translation adjustment	(1,323)	10,800
Designated derivatives, fair value adjustments	(4,941)	4,346
Other comprehensive (loss) income	(6,264)	15,146

Comprehensive income	2,012	19,958

Preferred Stock dividends	(2,485)	(2,451)

Comprehensive (loss) income attributable to common stockholders	$(473)	$17,507
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	7,759,322	78	150,120	—	—	150,198	—	150,198
Issuance of Preferred Stock, net	68,104	1	—	—	1,612	—	—	1,613	—	1,613
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	(43,297)	(43,297)	—	(43,297)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,485)	(2,485)	—	(2,485)
Equity-based compensation	—	—	—	—	116	—	—	116	1,993	2,109
Distributions to non-controlling interest holders	—	—	—	—	—	—	(134)	(134)	—	(134)
Net Income	—	—	—	—	—	—	8,276	8,276	—	8,276
Cumulative translation adjustment	—	—	—	—	—	(1,323)	—	(1,323)	—	(1,323)
Designated derivatives, fair value adjustments	—	—	—	—	—	(4,941)	—	(4,941)	—	(4,941)
Balance, March 31, 2019	5,484,994	$55	83,839,947	$2,169	$2,183,829	$214	$(653,956)	$1,532,311	$5,251	$1,537,562

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Common Stock issuance costs	—	—	—	—	(13)	—	—	(13)	—	(13)
Issuance of Preferred Stock, net	1,676	—	—	—	(419)	—	—	(419)	—	(419)
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	(35,833)	(35,833)	—	(35,833)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,451)	(2,451)	—	(2,451)
Equity-based compensation	—	—	—	—	120	—	—	120	(952)	(832)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(158)	(158)	—	(158)
Net Income	—	—	—	—	—	—	4,812	4,812	—	4,812
Cumulative translation adjustment	—	—	—	—	—	10,800	—	10,800	—	10,800
Designated derivatives, fair value adjustments	—	—	—	—	—	4,346	—	4,346	—	4,346
Balance, March 31, 2018	5,411,326	$54	67,287,231	$2,003	$1,859,746	$34,593	$(502,026)	$1,394,370	$125	$1,394,495

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,276	$4,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,733	15,850
Amortization of intangibles	14,570	13,646
Amortization of deferred financing costs	1,742	901
Amortization of mortgage discounts and premiums, net	102	267
Amortization of below-market lease liabilities	(1,011)	(901)
Amortization of above-market lease assets	1,112	1,203
Amortization of above- and below- market ground lease assets	236	250
Bad debt expense	59	43
Unbilled straight-line rent	(1,626)	(1,503)
Equity-based compensation	2,109	(832)
Unrealized loss on foreign currency transactions, derivatives, and other	452	2,550
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	76	43
Payments for settlement of derivatives	(719)	—
Gain on disposition of real estate investments	(892)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(6,230)	(1,493)
Deferred tax assets	12	(28)
Accounts payable and accrued expenses	(12,396)	4,034
Prepaid rent	4,593	2,954
Deferred tax liability	(267)	408
Taxes payable	(2,180)	(1,527)
Net cash provided by operating activities	24,751	40,677
Cash flows from investing activities:
Investment in real estate and real estate related assets	(23,454)	(63,596)
Deposits for real estate acquisitions	(1,200)	(6,750)
Capital expenditures	(11,265)	(108)
Proceeds from dispositions of real estate investments	9,277	—
Payments for settlement of derivatives	—	(561)
Net cash used in investing activities	(26,642)	(71,015)
Cash flows from financing activities:
Borrowings under revolving credit facilities	26,000	70,000
Repayments on revolving credit facilities	(130,000)	(30,000)
Proceeds from mortgage notes payable	84,228	32,750
Payments on mortgage notes payable	(82,636)	(1,305)
Deposits on mortgages	(300)	—
Proceeds from issuance of common stock, net	150,198	(13)
Proceeds from issuance of preferred stock, net	1,613	(419)
Payments of financing costs	(857)	—
Dividends paid on Common Stock	(43,270)	(35,833)
Dividends paid on Preferred Stock	(2,455)	(2,451)
Distributions to non-controlling interest holders	(134)	(158)
Net cash provided by financing activities	2,387	32,571
Net change in cash, cash equivalents and restricted cash	496	2,233
Effect of exchange rate changes on cash	(5,554)	(537)
Cash, cash equivalents and restricted cash, beginning of period	103,693	107,727
Cash, cash equivalents and restricted cash, end of period	$98,635	$109,423

Cash and cash equivalents, end of period	$95,267	$106,733
Restricted cash, end of period	3,368	2,690
Cash, cash equivalents and restricted cash, end of period	$98,635	$109,423

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures:
Cash paid for interest	$15,535	$11,528
Cash paid for income taxes	3,140	2,597

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the "Company"), incorporated on July 13, 2011, is a Maryland corporation that elected to be taxed as a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company's common stock, $0.01 par value per share ("Common Stock" is listed on the New York Stock Exchange under the symbol "GNL," and the Company's 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), is listed on the New York Stock Exchange under the symbol "GNL PR A."
The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of the Company's business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The Company's properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global") and these related parties receive compensation and fees for various services provided to the Company.
As of March 31, 2019, the Company owned 343 properties consisting of 27.4 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.1 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2019, 55.8% of the Company's properties are located in the U.S. and 44.2% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2019, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2018. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2019, other than those relating to new accounting pronouncements (see "Recently Issued Accounting Pronouncements" section below).
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
Reclassifications
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below. The prior period has been reclassified to conform to this presentation.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Judgments and Estimates
The Company regularly makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in order to prepare its consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the prevailing economic and business environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates management makes include recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, determination of impairment of long-lived assets, valuation of derivative financial instruments, valuation of compensation plans, and estimating the useful life of a long-lived asset. Actual results could differ materially from those estimated.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2019 and the year ended December 31, 2018 were asset acquisitions.
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
March 31, 2019
(Unaudited)

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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Goodwill
The Company evaluates goodwill for impairment at least annually, in the fourth quarter of each year, or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment, we determined that the goodwill was not impaired as of December 31, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Revenue Recognition
The Company's revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of March 31, 2019, these leases had an average remaining lease term of 8.1 years. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. The Company's lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, in addition to base rent, however some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements previously reported under ASC 840 on a single line as well. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of March 31, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$207,860
2020	280,334
2021	281,327
2022	272,251
2023	248,870
2024	204,921
Thereafter	663,302
$2,158,865
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.12 for EUR as of March 31, 2019 for illustrative purposes, as applicable.
As of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
Thereafter	856,838
Total	$2,208,043
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three month periods ended March 31, 2019 and 2018, such amounts were $0.1 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, and awards thereunder which are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 12 — Equity-Based Compensation).
Multi-Year Outperformance Agreements
Concurrent with the Listing and modifications to the Fourth Amended and Restated Advisory Agreement (the "Advisory Agreement") by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the "2015 OPP"). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into a new multi-year outperformance agreement with the Advisor in July 2018 (the "2018 OPP") (see Note 12 — Equity-Based Compensation). Under the 2015 OPP, the Company recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, we record equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. The equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by the Company on January 1, 2019 total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. For additional information see Recently Issued Accounting Pronouncements section below.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02") which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Because the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $3.4 million, net of $2.2 million in bad debt reserves as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

•	Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under ground leases for seven properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $24.0 million for the present value of the lease payments related to its ground leases. These amounts are included in prepaid expenses and other assets and accounts payable and accrued expenses on the consolidated balance sheet.

•
The Company also reclassified $27.0 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 9 — Commitments and Contingencies.

Other Recently Issued Accounting Pronouncements
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 on January 1, 2019 using a modified

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

retrospective transition method, as required, and recognized the cumulative effect of the change on the opening balance of each affected component of equity as of the date of adoption. The opening balance sheet adjustment specifically related to the elimination of the requirement for separate measurement of hedge ineffectiveness and resulted in a credit, or decrease, to accumulated deficit of $0.3 million, with a corresponding debit, or decrease, to accumulated other comprehensive income.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within accumulated other comprehensive (loss) income ("AOCI") which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in AOCI to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from AOCI by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January 1, 2019 and began applying the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense is being recorded over the requisite service period of approximately 2.8 years from the grant date. See Note 12 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the 2015 OPP.
Pending Adoption as of March 31, 2019:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2019 and 2018, and, in the case of assets located outside of the United States, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$2,442	$10,729
Buildings, fixtures and improvements	17,349	44,772
Total tangible assets	19,791	55,501
Acquired intangible lease assets:
In-place leases	3,846	8,893
Above-market lease assets	64	—
Below-market lease liabilities	(247)	(798)
Cash paid for acquired real estate investments	$23,454	$63,596
Number of properties purchased	2	6
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three months ended March 31, 2019 and 2018, the Company did not record any impairment charges for the intangible assets associated with the Company's real estate investments.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within Gain on dispositions of real estate investments in the consolidated statements of operations.
During the three months ended March 31, 2019, the Company sold a property located in Madison, Indiana for a total contract sales price of $9.5 million, resulting in net proceeds of $9.3 million and a gain of $0.9 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended March 31, 2019.
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
As of March 31, 2019 and December 31, 2018, the Company had three properties which were not considered discontinued operations and therefore are recorded and classified as held for sale. During the quarter ended March 31, 2019 and the year ended December 31, 2018, these three properties were the only properties classified as held for sale. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2019 and December 31, 2018. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and U.S. states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2019 and December 31, 2018.

Country / U.S. State	March 31, 2019	December 31, 2018
United States	55.8%	55.7%
Michigan	13.7%	13.7%
United Kingdom	19.4%	19.0%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2019 and December 31, 2018 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2019	December 31, 2018				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair (9)	—	$—	$32,501	—%		—	—
	Tokmanni (9)	—	—	33,159	—%		—	—
	Finland	5	83,018	—	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	Auchan	1	9,311	9,498	1.7%	(3)	Fixed	Dec. 2019
	Pole Emploi	1	6,507	6,637	1.7%	(3)	Fixed	Dec. 2019
	Sagemcom	1	40,275	41,083	1.7%	(3)	Fixed	Dec. 2019
	Worldline	1	5,609	5,722	1.9%	(3)	Fixed	Jul. 2020
	DCNS	1	10,658	10,872	1.5%	(3)	Fixed	Dec. 2020
	ID Logistics II	2	11,779	12,016	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall (10)	—	—	12,130	—%		—	—
	OBI DIY (10)	—	—	5,150	—%		—	—
	RWE AG	3	70,116	71,524	1.6%	(3)	Fixed	Oct. 2019
	Rexam	1	5,761	5,876	1.8%	(3)	Fixed	Aug. 2019
	Metro Tonic	1	29,729	30,326	1.7%	(3)	Fixed	Dec. 2019
	ID Logistics I	1	4,487	4,578	1.0%		Fixed	Oct. 2021

Luxembourg:	DB Luxembourg	1	40,387	41,198	1.4%	(3)	Fixed	May 2020
The Netherlands:	ING Amsterdam	1	49,362	50,353	1.7%	(3)	Fixed	Jun. 2020
	Total EUR denominated	20	366,999	372,623

United Kingdom:	UK Multi-Property Cross Collateralized Loan	43	299,739	292,890	3.2%	(4)	Fixed/Variable	Aug. 2023
	Total GBP denominated	43	299,739	292,890

United States:	Quest Diagnostics	1	52,800	52,800	4.5%	(5)	Variable	Sep. 2019
	AT&T Services	1	33,550	33,550	2.0%	(6)	Variable	Dec. 2020
	Penske Logistics (7)	1	70,000	70,000	4.7%		Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I (7)	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%		Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%		Fixed	Dec. 2028
	Total USD denominated	30	474,600	474,600
	Gross mortgage notes payable	93	1,141,338	1,140,113	3.2%
	Mortgage discount		(458)	(569)
	Deferred financing costs, net of accumulated amortization (8)		(9,808)	(9,737)
	Mortgage notes payable, net	93	$1,131,072	$1,129,807	3.2%
_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(2)	80% fixed as a result of a "pay-fixed" interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of March 31, 2019.

(3)	Fixed as a result of a "pay-fixed" interest rate swap agreement.

(4)	80% fixed as a result of a "pay-fixed" interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of March 31, 2019.

(5)	The interest rate is 2.0% plus 1-month LIBOR. LIBOR rate in effect is as of March 31, 2019.

(6)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement. LIBOR rate in effect is as of March 31, 2019.

(7)
The borrower's (wholly owned subsidiaries of the Company) financial statements are included within the Company's consolidated financial statements, however, the borrowers' assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.

(8)
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

(9)	These loans were refinanced in February 2019 as part of the Finland Properties Refinancing (see below for further details).

(10)	These loans were repaid in full upon maturity in January 2019.
The following table presents future scheduled aggregate principal payments on the Company's gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2019:

(In thousands)	Future Principal Payments (1)
2019 (remainder)	$214,499
2020	142,144
2021	28,890
2022	19,548
2023	258,140
2024	83,017
Thereafter	395,100
Total	$1,141,338
_________________________

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.12 for EUR as of March 31, 2019 for illustrative purposes, as applicable.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2019, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of March 31, 2019 was $1.4 billion, of which approximately $1.2 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
In April 2019, the Company, through certain wholly owned subsidiaries, entered into a new loan agreement with Column Financial, Inc. and Société Générale Financial Corporation secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. For additional information, see Note 14 — Subsequent Events.
Finland Properties Refinancing
On February 6, 2019, the Company borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages of its five properties in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
Multi-Tenant Mortgage Loan II
On January 26, 2018, the Company entered into a multi-tenant mortgage loan, yielding gross proceeds of $32.8 million with a fixed interest rate of 4.32% per year and a 10-year maturity in February 2028. The multi-tenant mortgage loan is interest only

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

with the principal due at maturity and is secured by eight properties in six states, totaling approximately 627,500 square feet. Proceeds were used to pay down approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes and future acquisitions.
Note 5 — Credit Facilities
The table below details the outstanding balances as of March 31, 2019 and December 31, 2018 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $632.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €246.5 million ($276.5 million U.S. Dollar ("USD") based on the prevailing exchange rate as of March 31, 2019) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”).

	March 31, 2019				December 31, 2018
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$260,409	$174,625	£40,000	€30,000	$363,894	$278,625	£40,000	€30,000

Term Loan	276,517	—	—	246,481	282,069	—	—	246,481
Deferred financing costs	(3,103)	—	—	—	(3,342)	—	—	—
Term Loan, Net	273,414	—	—	246,481	278,727	—	—	246,481
Total Credit Facility	$533,823	$174,625	£40,000	€276,481	$642,621	$278,625	£40,000	€276,481

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.12 for EUR as of March 31, 2019 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at closing, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon the Company's request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon the Company's request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Loan portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of March 31, 2019, the Credit Facility had a weighted-average effective interest rate of 2.6% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of March 31, 2019, approximately $149.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling ("GBP") or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
In April 2019, the Company, through certain wholly owned subsidiaries, entered into a new loan agreement with Column Financial, Inc. and Société Générale Financial Corporation secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. For additional information, see Note 14 — Subsequent Events.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock that the Company may issue in a future offering, or redeem or otherwise repurchase shares of the Company's capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock the Company may issue in a future offering, that exceed 95% of the Company's Adjusted FFO as defined in the Credit Facility for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO. The Company used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Facility depends on its ability to generate sufficient cash flows from its existing properties and through acquisitions or otherwise such that its cash flows in the applicable periods exceed the level of Adjusted FFO required by these restrictions. Among other things, there can be no assurance the Company will complete acquisitions and other investments on a timely basis or on acceptable terms and conditions, if at all. If the Company is not able to increase the amount of cash it has available to pay dividends, including through additional cash flows the Company expects to generate from completing acquisitions, the Company may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels. Alternatively, the Company could elect to pay a portion of its dividends in shares if approved by the Company's board of directors.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$5,102	$—	$5,102
Interest rate swaps, net (GBP & EUR)	$—	$(4,156)	$—	$(4,156)
December 31, 2018
Foreign currency forwards, net (GBP & EUR)	$—	$5,472	$—	$5,472
Interest rate swaps, net (GBP & EUR)	$—	$(628)	$—	$(628)
2018 OPP (1)	$—	$—	$(18,804)	$(18,804)
(1) Effective with the adoption of ASU 2018-07 on January 1, 2019, the 2018 OPP is no longer measured at fair market value on a recurring basis (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation for additional information).
The valuation of the 2018 OPP was determined using a Monte Carlo simulation. This analysis reflected the contractual terms of the 2018 OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company determined that the 2018 OPP valuation in its entirety was classified in Level 3 of the fair value hierarchy as of December 31, 2018.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019.
Level 3 Valuations
As discussed above, the 2018 OPP is no longer measured at fair value on a recurring basis and according with newly adopted accounting rules is being amortized on a straight-line basis beginning on January 1, 2019 (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

		March 31, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2)	3	$1,131,072	$1,166,319	$1,129,807	$1,157,710
Revolving Credit Facility (3)	3	$260,409	$261,532	$363,894	$365,591
Term Loan (3) (4)	3	$273,414	$278,271	$278,727	$283,558
__________________________________________________________

(1)	Carrying value includes $1.1 billion gross mortgage notes payable less $0.5 million of mortgage discounts and $9.8 million of deferred financing costs as of March 31, 2019.

(2)	Carrying value includes $1.1 billion gross mortgage notes payable less $0.6 million of mortgage discounts and $9.7 million of deferred financing costs as of December 31, 2018.

(3)	Both the Revolving Credit Facility and the Term Loan are part of the Credit Facility (see Note 5 — Credit Facilities for more information).

(4)
Carrying value includes $276.5 million and $282.1 million gross Term Loan payable less $3.1 million and $3.3 million of deferred financing costs as of March 31, 2019 and December 31, 2018, respectively.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate "pay-fixed" swaps (USD)	Derivative assets, at fair value	$1,752	$3,258
Interest rate "pay-fixed" swaps (GBP)	Derivative liabilities, at fair value	(3,621)	(1,157)
Interest rate "pay-fixed" swaps (EUR)	Derivative liabilities, at fair value	(1,209)	(1,443)
Total		$(3,078)	$658
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,990	$3,247
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	3,112	2,225
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,078)	(1,286)
Total		$4,024	$4,186
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
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Additionally, during the three months ended March 31, 2019 and 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $26,600 and $23,030 for the three months ended March 31, 2019 and 2018, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.8 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate "pay-fixed" swaps (GBP)	48	$239,792	48	$234,312
Interest rate "pay-fixed" swaps (EUR)	12	198,232	13	212,255
Interest rate "pay-fixed" swaps (USD)	3	150,000	3	150,000
Total	63	$588,024	64	$596,567
In connection with a multi-property loan which refinanced all of the Company's mortgage notes payable secured by its properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these termination, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the three months ended March 31, 2019 and approximately $0.6 million remained in AOCI as of March 31, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

In connection with a multi-property loan which refinanced all of the Company's mortgage notes payable denominated in GBP, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.2 million was recorded as an increase to interest expense for the three months ended March 31, 2019 and approximately $0.5 million remained in AOCI as of March 31, 2019.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands)	2019	2018
Amount of loss recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(4,954)	$(551)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(556)	$(1,311)
Total interest expense recorded in the consolidated statement of operations	$15,162	$12,975
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
Effective January 1, 2019, for derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives, if any, was recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
As of March 31, 2019 and December 31, 2018 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operation.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $0.3 million and a loss of $2.9 million on the non-designated hedges for the three months ended March 31, 2019 and 2018, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	45	$38,000	50	$43,000
Foreign currency forwards (EUR-USD)	34	34,250	38	39,500
Interest rate swaps (EUR)	5	135,896	5	138,625
Total	84	$208,146	93	$221,125
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2019	$6,854	$(5,908)	$—	$946	$—	$—	$946
December 31, 2018	$8,730	$(3,886)	$—	$4,844	$—	$—	$4,844
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn, and expects to continue to draw, foreign currency advances under the Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps (see Note 4 — Mortgage Notes Payable, Net).
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.7 million. As of March 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 83.8 million and 76.1 million shares of Common Stock outstanding, respectively, excluding unvested restricted stock units in respect of shares of Common Stock ("RSUs") and long-term incentive plan units of limited partner interest in the OP ("LTIP Units"). LTIP Units may be convertible into shares of Common Stock in the future.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $1.2 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The Company did not sell any shares of common stock during the three months ended March 31, 2018.
In May 2019, the Company amended the equity distribution agreement for the ATM Program to add a new agent. For additional information, see Note 14 - Subsequent Events.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 as authorized shares of its Series A Preferred Stock as of March 31, 2019 and December 31, 2018. The Company had 5,484,994 and 5,416,890 shares of Series A Preferred Stock issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively.
ATM Program — Series A Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the "Preferred Stock ATM Program") pursuant to which the Company may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 68,104 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $1.7 million, before commissions paid of approximately $25,000 and additional issuance costs of approximately $59,000. During the three months ended March 31, 2018, the Company sold 1,676 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $41,000, after commissions paid of $623 and additional issuance costs of $0.5 million.
Dividends
Common Stock Dividends
Historically, and through March 31, 2019, the Company generally paid dividends on Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. On April 5, 2019, the Company's board of directors approved a change in the Company's Common Stock dividend policy. Accordingly, consistent with its peers, the Company anticipates paying future dividends authorized by its board of directors on shares of its Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stock holders of record on the record date for such payment. This change will affect the frequency of dividend payments only, and will have no impact on the annualized dividend rate on Common Stock of $2.13. Following the payment of the dividend declared with respect to the month of March 2019 on April 15, 2019, in accordance with the new policy, the next dividend to holders of Common Stock will not be declared and paid until July 2019 with respect to the fiscal quarter ending June 30, 2019. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends. In addition, see Note 5 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.
Preferred Stock Dividend
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
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company leases land under ground leases for seven of its properties with lease durations ranging from 16 to 85 years as of March 31, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of March 31, 2019, the Company’s balance sheet includes ROU assets and liabilities of $50.8 million and $23.7 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company's ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company's estimate of this rate required significant judgment.
The Company's ground operating leases have a weighted-average remaining lease term of approximately 34.0 years and a weighted-average discount rate of 4.33% as of March 31, 2019. For the three months ended March 31, 2019, the Company paid cash of approximately $1.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended March 31, 2019. The Company incurred rent expense on ground leases of $0.4 million during the three months ended March 31, 2018.
The following table reflects the base cash rental payments due from the Company as of March 31, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$1,008
2020	1,344
2021	1,344
2022	1,344
2023	1,344
2024	1,348
Thereafter	38,382
Total minimum lease payments (2)	46,114
Less: Effects of discounting	(22,397)
Total present value of lease payments	$23,717

(1)	Assumes exchange rates of £1.00 to $1.30 for GBP and €1.00 to $1.12 for EUR as of March 31, 2019 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company's ING Amsterdam lease are not included in the table above as the Company's ground for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$1,371
2020	1,371
2021	1,371
2022	1,371
2023	1,371
Thereafter	40,519
Total minimum lease payments (2)	47,374
Less: Effects of discounting	(23,370)
Total present value of lease payments	$24,004

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company's ING Amsterdam lease are not included in the table above as the Company's ground for this property is prepaid through 2050.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Former Service Provider filed a complaint against (i) the Company and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleged that the notice sent to the Former Service Provider by the Company on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleged breach of contract against the Company, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint sought: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. The Company paid $7.4 million to the Former Service Provider pursuant to the settlement agreement. The Company recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018 and subsequently paid the settlement amount during the first quarter of 2019. During the first quarter of 2019, the Company incurred $0.3 million in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in the consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of March 31, 2019 and December 31, 2018, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of the Company's outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates currently may, and, the Former Service Provider previously incurred costs and fees on behalf of the Company. As of March 31, 2019 and December 31, 2018, the Company had $20,000 and $16,000, respectively, of receivables from former affiliates of the Advisor.
As of March 31, 2019, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company's former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company's chief executive officer and president, effective as of August 8, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company is the sole general partner of the OP and there were no OP Units held by anyone other than the Company outstanding as of March 31, 2019 and December 31, 2018. The OP made distributions to holders of OP Units other than the Company of $0.1 million during the three months ended March 31, 2018.
In addition, the Company paid $0.1 million and $0.2 million in distributions to the Advisor as the sole holder of LTIP Units during the three months ended March 31, 2019 and 2018, respectively, which are included in accumulated deficit in the audited consolidated statements of equity. As of March 31, 2019 and December 31, 2018, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the New York Stock Exchange, the Company entered into the Advisory Agreement, which was subsequently amended on August 14, 2018 (the "August Amendment") and November 6, 2018 (the "November Amendment"). These amendments only revise the provisions regarding the effective annual thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
Under the Advisory Agreement, the Company pays the Advisor the following fees in cash monthly in advance:

(i)	a base fee of $18.0 million per annum (“Minimum Base Management Fee”); and

(ii)
a variable fee, equal to 1.25% per annum of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”).

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
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. During the three months ended March 31, 2019 and 2018, no Incentive Compensation was earned.
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
The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”)(2), as defined in the Advisory Agreement. The amount of the Base Management Fee to be paid under the Advisory Agreement is capped at the AUM for the preceding year multiplied by (a)0.75% if equal to or less than $3.0 billion; (b) 0.75% less (i) a fraction, (x) the numerator of which is the AUM for such specified period less $3.0 billion and (y) the denominator of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

_______________________________

(1)
For purposes of the Advisory Agreement, as amended by the November Amendment, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs (now known as acquisition, transaction and other costs on the face of the Company's income statement); (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 12 of the Company's properties which became subject to a separate property management agreement with the Property Manager in connection with a multi-property mortgage loan in October 2017 (the "12-Property PMLA") on otherwise identical terms to the then effective primary property and management leasing agreement (the "Primary PMLA"), which remained applicable to all other properties.
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
In connection with a multi-property mortgage loan in April 2019, 16 of the Company's properties became subject to another separate property management agreement with the Property Manager on the same terms as the 12-Property PMLA.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2019		2018		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2019	December 31, 2018
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$49	(2)
Ongoing fees (3)(4):
Asset management fees (1)	6,671	—	5,659	—	—	—
Property management fees	1,372	—	1,172	—	—	—
Incentive compensation	—	—	—	—	—	—
Total related party operational fees and reimbursements	$8,043	$—	$6,831	$—	$—	$49
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.2 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Balance included within due to related parties on the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

(3)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $9,000 for the three months ended March 31, 2019 and 2018, respectively, which are recorded within general and administrative expenses on the audited consolidated statements of operations and are not reflected in the table above.

Fees Paid in Connection with the Liquidation of the Company's Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the "Gain Fee") unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. As of December 31, 2018, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the three months ended March 31, 2019.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified Common Stock options to the Company's directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2019 and December 31, 2018, no stock options were issued under the Plan.
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
Under the RSP, the number of shares of Common Stock available for awards is equal to 10.0% of the Company's outstanding shares of Common Stock on a fully diluted basis at any time. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP. Restricted Share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of Restricted Shares receive cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares.
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
The following table reflects the amount of RSUs outstanding as of March 31, 2019. There was no activity for the three months ended March 31, 2019.

	Number of RSUs	Weighted-Average Issue Price
Unvested, March 31, 2019	46,352	$22.04
The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million for the three months ended March 31, 2019 and 2018. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of March 31, 2019, the Company had $0.6 million unrecognized compensation costs related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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
The equity-based compensation expense associated with the awards pursuant to the 2015 OPP was adjusted each reporting period for changes in the estimated market-related performance and expensed over the requisite service period on a graded vesting basis. Under new accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units of $18.8 million was calculated as of adoption of the new guidance is fixed as of that date and will not be remeasured in subsequent periods

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of new accounting rules related to non-employee equity awards). The value of LTIP Units is being recorded evenly over the requisite service period of approximately 2.8 years from the grant date. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor as a result of the effectiveness of a merger of two members of the peer group, Government Properties Income Trust and Select Income REIT, with Government Properties Income Trust surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company's compensation committee approved the amendment, through June 2, 2021.
During the three months ended March 31, 2019, the Company recorded compensation expense related to the 2018 OPP of $2.0 million. During the three months ended March 31, 2018, the Company recorded a reduction of expense $1.0 million related to the 2015 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the applicable outperformance award agreement, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.1 million and $0.2 million in distributions related to LTIP Units during the three months ended March 31, 2019 and 2018, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereof.
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
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) will be eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points (bps), whether positive or negative, by which the Company’s absolute TSR on the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Valuation Date exceeds the average TSR of a peer group consisting of Lexington Realty Trust, W.P. Carey Inc. and Office Properties Income Trust as of the Valuation Date as follows:

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
2015 OPP
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
March 31, 2019
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2019 and 2018.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
Net income attributable to common stockholders	$5,791	$2,361
Adjustments to net income attributable to common stockholders for common share equivalents	(160)	(184)
Adjusted net income attributable to common stockholders	$5,631	$2,177

Basic and diluted net income per share attributable to common stockholders	$0.07	$0.03
Weighted average shares outstanding:
Basic	81,474,615	67,287,231
Diluted	82,798,432	67,287,231

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's unvested RSUs and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the unvested RSUs and unearned LTIP Units from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Unvested RSUs	46,352	49,112
LTIP Units (1)	1,277,465	3,013,933
Total anti-dilutive common share equivalents	1,323,817	3,063,045
(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of March 31, 2019. The 3,013,933 LTIP Units as of March 31, 2018 were issued under the 2015 OPP and were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP and 2015 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the three months ended March 31, 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period. No common share equivalents related to LTIP Units were included in the computation for the three months ended March 31, 2018 because no LTIP Units would have been earned (and, therefore, no shares of Common Stock could have been issued with respect to LTIP Units) based on the stock price at March 31, 2018.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Acquisition
Subsequent to March 31, 2019, we acquired three properties, all located in the United States, for an aggregate total base purchase price of $41.9 million, excluding acquisition related costs.
New Loan Agreement
On April 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed $97.5 million from Column Financial, Inc. and Société Générale Financial Corporation, secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.2 million was used to repay outstanding indebtedness under the Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

on the maturity date. The Company may prepay the loan in whole or in part at any time, subject to certain fees depending on the timing and other circumstances of the prepayment.
ATM Program Amendment
On May 9, 2019, the Company amended the equity distribution agreement for the ATM Program to add Ladenburg Thalmann & Co. Inc. as a new agent thereunder. Ladenburg Thalmann & Co. Inc. is also an agent under the Preferred ATM Program.
German Refinancing
On May 3, 2019, the Company entered into a loan agreement with Landesbank Hessen-Thüringen Girozentrale. On May 8, 2019, the Company delivered an irrevocable utilization request under the loan agreement pursuant to which the Company expects to borrow an aggregate of €51.5 million. The closing of this loan scheduled for May 10, 2019 remains subject to conditions contained in the loan agreement, including that no default would result from the loan and all the Company’s representations being true in all respects, and there can be no assurance the closing will be completed. The net proceeds from the loan will be used to repay all €35.6 million outstanding in mortgage indebtedness currently encumbering the properties that will secure the loan.
The loan will be interest-only with the principal due at maturity, which will be June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024 subject to conditions. The loan will bear interest at a rate of 3-month Euribor plus 1.80% per annum until the Company replaces an easement on one property and Euribor plus 1.55% thereafter. There can be no assurance as to when this easement will be replaced, if at all. The Company expects to enter into a swap to fix the interest rate for approximately €41.2 million of the principal amount of the loan, representing 80% of the principal amount.
The loan will be voluntarily prepayable in whole or in part at any time and will require mandatory repayments in connection with dispositions, curing certain defaults and other customary circumstances.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Our Common Stock is listed on the New York Stock Exchange under the symbol "GNL" and our Series A Preferred Stock is listed on the New York Stock Exchange under the symbol “GNL PR A.”
We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of our business is conducted through the Global Net Lease Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We have retained the Advisor to manage our affairs on a day-to-day basis. Our properties are managed and leased by Global Net Lease Properties, LLC (the "Property Manager"). The Advisor, and the Property Manager are under common control with AR Global and these related parties receive compensation and fees for various services provided to us.
As of March 31, 2019, we owned 343 properties consisting of 27.4 million rentable square feet, which were 99.5% leased, with a weighted-average remaining lease term of 8.1 years. Based on the percentage of annualized rental income on a straight-line basis, as of March 31, 2019, 55.8% of our properties were located in the U.S. and 44.2% of our properties were located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2019, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2018 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2019:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	5.0
Wickes Building Supplies I	May 2013	UK	1	30	5.5
Everything Everywhere	Jun. 2013	UK	1	65	8.3
Thames Water	Jul. 2013	UK	1	79	3.4
Wickes Building Supplies II	Jul. 2013	UK	1	29	7.7
PPD Global Labs	Aug. 2013	US	1	77	5.7
Northern Rock	Sep. 2013	UK	2	86	4.4
Wickes Building Supplies III	Nov. 2013	UK	1	28	9.7
Con-way Freight	Nov. 2013	US	7	105	4.7
Wolverine	Dec. 2013	US	1	469	3.8
Encanto	Dec. 2013	PR	18	65	6.3
Rheinmetall	Jan. 2014	GER	1	320	4.8
GE Aviation	Jan. 2014	US	1	369	6.8
Provident Financial	Feb. 2014	UK	1	117	16.6
Crown Crest	Feb. 2014	UK	1	806	19.9
Trane	Feb. 2014	US	1	25	4.7
Aviva	Mar. 2014	UK	1	132	10.2
DFS Trading I	Mar. 2014	UK	5	240	11.0
GSA I	Mar. 2014	US	1	135	3.4
National Oilwell Varco I	Mar. 2014	US	1	24	4.3
Talk Talk	Apr. 2014	UK	1	48	6.0
GSA II	Apr. 2014	US	2	25	3.9
OBI DIY	Apr. 2014	GER	1	144	4.8
DFS Trading II	Apr. 2014	UK	2	39	11.0
GSA III	Apr. 2014	US	2	28	6.1
GSA IV	May 2014	US	1	33	6.3
Indiana Department of Revenue	May 2014	US	1	99	3.8
National Oilwell Varco II	May 2014	US	1	23	10.9
Nissan	May 2014	US	1	462	9.5
GSA V	Jun. 2014	US	1	27	4.0
Lippert Components	Jun. 2014	US	1	539	7.4
Select Energy Services I	Jun. 2014	US	3	136	7.6
Bell Supply Co I	Jun. 2014	US	6	80	9.8
Axon Energy Products (2)	Jun. 2014	US	3	214	3.7
Lhoist	Jun. 2014	US	1	23	3.8
GE Oil & Gas	Jun. 2014	US	2	70	6.3
Select Energy Services II	Jun. 2014	US	4	143	7.6
Bell Supply Co II	Jun. 2014	US	2	19	9.8
Superior Energy Services	Jun. 2014	US	2	42	5.0
Amcor Packaging	Jun. 2014	UK	7	295	5.7
GSA VI	Jun. 2014	US	1	7	5.0
Nimble Storage	Jun. 2014	US	1	165	2.6
FedEx -3-Pack	Jul. 2014	US	3	339	3.3
Sandoz, Inc.	Jul. 2014	US	1	154	7.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Wyndham	Jul. 2014	US	1	32	6.1
Valassis	Jul. 2014	US	1	101	4.1
GSA VII	Jul. 2014	US	1	26	5.6
AT&T Services	Jul. 2014	US	1	402	7.3
PNC - 2-Pack	Jul. 2014	US	2	210	10.3
Fujitsu	Jul. 2014	UK	3	163	11.0
Continental Tire	Jul. 2014	US	1	91	3.3
Achmea	Jul. 2014	NETH	2	190	4.8
BP Oil	Aug. 2014	UK	1	3	6.6
Malthurst	Aug. 2014	UK	2	4	6.6
HBOS	Aug. 2014	UK	3	36	6.3
Thermo Fisher	Aug. 2014	US	1	115	5.4
Black & Decker	Aug. 2014	US	1	71	2.8
Capgemini	Aug. 2014	UK	1	90	4.0
Merck & Co.	Aug. 2014	US	1	146	6.4
Dollar Tree - 65-Pack	Aug. 2014	US	58	486	10.4
GSA VIII	Aug. 2014	US	1	24	5.4
Waste Management	Sep. 2014	US	1	84	3.8
Intier Automotive Interiors	Sep. 2014	UK	1	153	5.1
HP Enterprise Services	Sep. 2014	UK	1	99	7.0
FedEx II	Sep. 2014	US	1	12	5.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	3.5
Dollar General - 39-Pack	Sep. 2014	US	21	200	9.0
FedEx III	Sep. 2014	US	2	221	5.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	5.4
Kuka	Sep. 2014	US	1	200	5.3
CHE Trinity	Sep. 2014	US	2	374	3.7
FedEx IV	Sep. 2014	US	2	255	3.8
GE Aviation	Sep. 2014	US	1	102	3.8
DNV GL	Oct. 2014	US	1	82	5.9
Bradford & Bingley	Oct. 2014	UK	1	121	10.5
Rexam	Oct. 2014	GER	1	176	5.9
FedEx V	Oct. 2014	US	1	76	5.3
C&J Energy	Oct. 2014	US	1	97	4.6
Dollar Tree II	Oct. 2014	US	34	283	10.5
Panasonic	Oct. 2014	US	1	48	9.3
Onguard	Oct. 2014	US	1	120	4.8
Metro Tonic	Oct. 2014	GER	1	636	6.5
Axon Energy Products	Oct. 2014	US	1	26	5.6
Tokmanni	Nov. 2014	FIN	1	801	14.4
Fife Council	Nov. 2014	UK	1	37	4.9
Dollar Tree III	Nov. 2014	US	2	16	10.4
GSA IX	Nov. 2014	US	1	28	3.1
KPN BV	Nov. 2014	NETH	1	133	7.8
RWE AG	Nov. 2014	GER	3	594	5.7
Follett School	Dec. 2014	US	1	487	5.8
Quest Diagnostics	Dec. 2014	US	1	224	5.4
Diebold	Dec. 2014	US	1	158	2.8
Weatherford Intl	Dec. 2014	US	1	20	6.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
AM Castle	Dec. 2014	US	1	128	5.6
FedEx VI	Dec. 2014	US	1	28	5.4
Constellium Auto	Dec. 2014	US	1	321	10.7
C&J Energy II	Mar. 2015	US	1	125	4.6
Fedex VII	Mar. 2015	US	1	12	5.5
Fedex VIII	Apr. 2015	US	1	26	5.5
Crown Group I	Aug. 2015	US	3	296	8.4
Crown Group II	Aug. 2015	US	2	411	16.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	10.8
JIT Steel Services	Sep. 2015	US	2	127	10.8
Beacon Health System, Inc.	Sep. 2015	US	1	50	7.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	10.5
FedEx Ground	Sep. 2015	US	1	91	6.3
Office Depot	Sep. 2015	NETH	1	206	9.9
Finnair	Sep. 2015	FIN	4	656	5.4
Auchan	Dec. 2016	FR	1	152	4.4
Pole Emploi	Dec. 2016	FR	1	41	4.3
Sagemcom	Dec. 2016	FR	1	265	4.8
NCR Dundee	Dec. 2016	UK	1	132	7.6
FedEx Freight I	Dec. 2016	US	1	69	4.4
DB Luxembourg	Dec. 2016	LUX	1	156	4.7
ING Amsterdam	Dec. 2016	NETH	1	509	6.3
Worldline	Dec. 2016	FR	1	111	4.8
Foster Wheeler	Dec. 2016	UK	1	366	5.3
ID Logistics I	Dec. 2016	GER	1	309	5.6
ID Logistics II	Dec. 2016	FR	2	964	5.7
Harper Collins	Dec. 2016	UK	1	873	6.4
DCNS	Dec. 2016	FR	1	97	5.5
Cott Beverages Inc	Feb. 2017	US	1	170	7.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	7.5
Bridgestone Tire	Sep. 2017	US	1	48	8.3
GKN Aerospace	Oct. 2017	US	1	98	7.8
NSA-St. Johnsbury I	Oct. 2017	US	1	87	13.6
NSA-St. Johnsbury II	Oct. 2017	US	1	85	13.6
NSA-St. Johnsbury III	Oct. 2017	US	1	41	13.6
Tremec North America	Nov. 2017	US	1	127	8.5
Cummins	Dec. 2017	US	1	59	6.2
GSA X	Dec. 2017	US	1	26	10.8
NSA Industries	Dec. 2017	US	1	83	13.8
Chemours	Feb. 2018	US	1	300	8.8
Fiat Chrysler	Mar. 2018	US	1	128	8.9
Lee Steel	Mar. 2018	US	1	114	9.5
LSI Steel - 3 Pack	Mar. 2018	US	3	218	8.6
Contractors Steel Company	May 2018	US	5	1,392	8.8
FedEx Freight II	Jun. 2018	US	1	22	13.4
DuPont Pioneer	Jun. 2018	US	1	200	9.7
Rubbermaid - Akron OH	Jul. 2018	US	1	669	9.8
NetScout - Allen TX	Aug. 2018	US	1	145	11.4
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	19.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)		Average Remaining Lease Term (1)
FedEx - Greenville NC	Sep. 2018	US	1	29		13.9
Penske	Nov. 2018	US	1	606		9.6
NSA Industries	Nov. 2018	US	1	65		19.7
LKQ Corp.	Dec. 2018	US	1	58		11.8
Walgreens	Dec. 2018	US	1	86		6.7
Grupo Antolin	Dec. 2018	US	1	360		13.6
VersaFlex	Dec. 2018	US	1	113		19.8
Cummins	Mar. 2019	US	1	37		9.7
Stanley Security	Mar. 2019	US	1	80		9.3
Total			343	27,389	(3)	8.1
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2019.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

(3)	Total square feet may not foot, due to rounding.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue from Tenants
Revenue from tenants was $75.5 million and $68.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in rental income was primarily driven by the impact of our net acquisitions of 16 properties since March 31, 2018. Our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, in addition to base rent, however some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. These operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. The increase in revenue from tenants was partially offset by decreases during the three months ended March 31, 2019 of 6.4% in the average exchange rate for British Pounds Sterling ("GBP") to USD and 7.6% in the EUR to USD, when compared to the same period last year. Also, during the three months ended March 31, 2019, we recognized bad debt expense of $0.1 million, which beginning in the first quarter of 2019, is recorded as a reduction to revenue from tenants. Prior period amounts are included in property operating expenses (see below and see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Property Operating Expenses
Property operating expenses were $7.4 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Prior to January 1, 2019, property operating expense includes provisions for bad debt expense associated with receivables we believe are doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expenses is recorded as an adjustment to revenue. The increase in property operating expenses was due to an increase in reimbursable expenses, which are offset in operating expense reimbursements, partially offset by decreases during the three months ended March 31, 2019 of 6.4% in the average exchange rate for GBP to USD and 7.6% in the EUR to USD, when compared to the same period last year.
During the three months ended March 31, 2018, we recognized bad debt expense of $43,000 for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.0 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Moor Park Capital Partners LLP (the "Former Service Provider") for our European investments, prior to the termination of the Former Service Provider effective in March 2018. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase of $1.0 million Variable Base Management Fee resulting from net proceeds of $1.6 million generated from sales of Series A Preferred Stock pursuant to our "at the market" equity program for our Series A Preferred Stock (the "Preferred Stock ATM Program") and proceeds of $150.1 million generated from sales of Common Stock pursuant to our “at the market” equity offering program for Common Stock (the “ATM Program”). The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. During the three months ended March 31, 2019 and 2018, no Incentive Compensation was earned.
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended March 31, 2019 and 2018, property management fees were $1.4 million and $1.2 million, respectively. This increase primarily resulted from our net acquisition of 16 properties since March 31, 2018.
Acquisition, Transaction and Other Costs
We recognized $0.3 million of acquisition, transaction and other costs during the three months ended March 31, 2019, which primarily related to the termination of the Former Service Provider. Acquisition, transaction and other costs during the the three months ended March 31, 2018 were $1.3 million, which primarily related to litigation costs and costs to refinance foreign debt.
General and Administrative Expense
General and administrative expenses were $3.2 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors' and officers' liability insurance. The increase for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in professional fees.
Equity-Based Compensation Expense
During the three months ended March 31, 2019, we recognized expense of $2.1 million which primarily relates to equity-based compensation related our multi-year outperformance agreement entered into with the Advisor in July 2018 (the "2018 OPP"). This expense also includes amortization of restricted stock units in respect of shares of Common Stock ("RSUs") granted to our independent directors.
During the three months ended March 31, 2018, we recognized a net reversal of 2017 expenses of $0.8 million, which primarily related to the reversal of prior equity-based compensation expense related to our multi-year outperformance agreement entered into with the Advisor in June 2015 (the "2015 OPP"). The reversal of expense related to the 2015 OPP was partially offset set by amortization expense RSUs granted to our independent directors.
Through December 31, 2018, the 2015 OPP and 2018 OPP were remeasured at fair market value as of each balance sheet date with a cumulative effect adjustment based on the new value each period and vesting. As the value declined, prior accruals were reversed and income was recognized. Ultimately, the 2015 OPP resulted in no LTIP Units being earned upon final measurement at June 2, 2018.
Under new accounting guidance adopted by us on January 1, 2019 that applies to the 2018 OPP beginning on that date, the equity-based compensation expense calculated as of adoption of the new guidance is now fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements and see Note 12 - Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization
Depreciation and amortization expense was $31.3 million and $29.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in the first quarter of 2019 as compared to the first quarter of 2018 is due to additional depreciation and amortization expense incurred for the net acquisition of 16 properties since March 31, 2018. The increase in depreciation and amortization expense was partially offset by decreases during the three months ended March 31, 2019 of 6.4% in the average exchange rate for GBP to USD and 7.6% in the EUR to USD, when compared to the same period last year.
Interest Expense
Interest expense was $15.2 million and $13.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.6 billion as of March 31, 2018 to $1.7 billion as of March 31, 2019 and the weighted-average effective interest rate of our total debt increased from 2.8% as of March 31, 2018 to 3.0% as of March 31, 2019. The increase in interest expense was partially offset by decreases during the three months ended March 31, 2019 of 6.4% in the average exchange rate for GBP to USD and 7.6% in the EUR and USD, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings and interest rates, which will depend on our refinancing needs and our acquisition activity.
Gains on Dispositions of Real Estate Investments
During the three months ended March 31, 2019, the Company sold a property located in Madison, Indiana for a total contract sales price of $9.5 million, resulting in a gain of $0.9 million. There were no property dispositions in the first quarter of 2018.
Foreign Currency and Interest Rate Impact on Operations
The loss on derivatives instruments of $0.2 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
We had gains of $0.1 million and losses of $43,000 on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2019 and 2018, respectively.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended March 31, 2019, the average exchange rate for GBP to USD decreased by 6.4%, and the average exchange rate for Euro to USD decreased by 7.6%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $1.0 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.
Cash Flows from Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities was $24.8 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2019 reflect net income of $8.3 million, adjusted for non-cash items of $34.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $16.5 million.

During the three months ended March 31, 2018, net cash provided by operating activities was $40.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2018 reflect net income of $4.8 million adjusted for non-cash items of $28.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items further increased operating cash flow by $4.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2019 of $26.6 million was driven by property acquisitions of $23.5 million, property acquisition deposits of $1.2 million and capital expenditures of $11.3 million. These cash uses were partially offset by net proceeds from asset dispositions of $9.3 million during the three months ended March 31, 2019.
Net cash used in investing activities during the three months ended March 31, 2018 of $71.0 million was driven by property acquisitions of $63.6 million, property acquisition deposits of $6.8 million, and capital expenditures of $0.1 million. The Company had no asset dispositions during the three months ended March 31, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities of $2.4 million during the three months ended March 31, 2019 related to net borrowings on our Revolving Credit Facility of $104.0 million, proceeds from mortgage notes payable of $84.2 million, net proceeds from issuance of Common Stock of $150.2 million and proceeds from issuance of Series A Preferred Stock of $1.6 million, partially offset by payments of financing costs of $0.9 million, payments on mortgage notes payable of $82.6 million, dividends paid to common stockholders of $43.3 million and dividends paid to preferred stockholders of $2.5 million.
Net cash provided by financing activities of $32.6 million during the three months ended March 31, 2018 related to net borrowings on our Revolving Credit Facility of $40.0 million and proceeds from mortgage notes payable of $32.8 million, partially offset by dividends paid to common stockholders of $35.8 million and dividends paid to preferred stockholders of $2.5 million.
Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $95.3 million and $100.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects to use operating income from our existing properties and properties we expect to acquire to fund operating expenses, the payment of our monthly dividend to our common stockholders and the quarterly dividend payable to holders of our Series A Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the three months ended March 31, 2019, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from our other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our ATM Program or Preferred Stock ATM Program (or any similar future program), proceeds from other future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock or Series A Preferred Stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 - Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion).
We generated net proceeds of $150.1 million from sales under the ATM Program during January 2019 and, shortly thereafter, repaid $130.0 million of amounts outstanding under the Revolving Credit Facility. Subsequently, consistent with our intention to use the proceeds from sales under the ATM Program to fund acquisitions, we re-borrowed portions of the amounts repaid under the Revolving Credit Facility to fund our recently completed acquisitions and investment transactions and intend to re-borrow additional amounts to fund our existing pipeline of acquisitions and other investment transactions, as discussed in more detail below.

Acquisitions and Dispositions - Three Months Ended March 31, 2019
During the three months ended March 31, 2019, we acquired two properties for $23.5 million, including capitalized acquisition costs. These acquisitions were funded with net proceeds from a property disposition completed during the quarter (see below) and a portion of the net remaining proceeds raised from our ATM Program during January 2019. Also during the period, we funded, using the same sources, $11.4 million of capital expenditures to expand and remodel four properties that are leased to a single tenant, in exchange for increased annual rent at the respective properties.
During three months ended March 31, 2019, we sold one property for a total contract sales price of $9.5 million, which resulted in net proceeds of $9.3 million, after closing costs.
Acquisitions and Dispositions Subsequent to March 31, 2019
Subsequent to March 31, 2019, we acquired three properties, all located in the United States, for an aggregate total base purchase price of approximately $41.9 million, excluding acquisition related costs. These acquisitions were funded with additional draws on our Revolving Credit Facility. We have signed five definitive purchase and sale agreements ("PSAs") to acquire a total of eight net lease properties, all of which are located in the United States, for an aggregate purchase price of approximately $96.1 million. Additionally, we have signed a non-binding letter of intent (“LOI”) to amend a lease that will increase the annual rent at one of our existing properties in exchange for our funding of $12.5 million in capital expenditures to expand and remodel the property. The PSAs are subject to conditions and the LOI may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
We have entered into definitive PSAs to dispose of a total of six net lease properties. Two of the properties are located in the United States, three are located in Germany and one is located in the United Kingdom. The United States dispositions are for an aggregate contract sales price of approximately $14.9 million, and there is no debt secured by these properties. The Germany dispositions are for a contract sales price of €135.0 million and are expected to generate €72.5 million after repayment of associated debt. The United Kingdom disposition is for a contract sales price of £7.2 million, and it is expected to generate approximately £3.0 million in net proceeds after repaying debt secured by the property. These pending dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Equity Offerings
Common Stock
We have the ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock from time to time through our sales agents. During the three months ended March 31, 2019, we sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $1.2 million. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the ATM Program and in February 2019, we terminated our existing equity distribution agreement, and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of our ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. We did not sell any shares of Common Stock under the new equity distribution agreement during the three months ended March 31, 2019.
Preferred Stock
In March 2018, we established the Preferred Stock ATM Program, an “at the market” equity offering program for our Series A Preferred Stock pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the three months ended March 31, 2019, we sold 68,104 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $1.7 million, before commissions paid of approximately $25,000 and additional issuance costs of approximately $59,000.
The timing differences between when we raise equity proceeds and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”
Borrowings
As of March 31, 2019 we had total debt outstanding of $1.7 billion, with a weighted-average interest rate per annum equal to 3.0%, consisting of secured mortgage notes payable of $1.1 billion, net of mortgage discounts and deferred financing costs, outstanding borrowings under our Revolving Credit Facility of $260.4 million and a total outstanding balance on our term loan of $273.4 million, net of deferred financing costs. As of December 31, 2018, we had outstanding advances under our Revolving Credit Facility of $363.9 million. During the three months ended March 31, 2019, we borrowed an additional $26.0 million and repaid $130.0 million in borrowings outstanding under our Revolving Credit Facility. In order to fund the acquisitions and other investment transactions completed subsequent to March 31, 2019 and pending as of the date of this Quarterly Report on From 10-Q (as discussed above), we borrowed under our Revolving Credit Facility an additional $20.0 million on April 22, 2019 and an additional $70.0 million on May 7, 2019.
As of March 31, 2019, 83.7% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.0% per annum. As of March 31, 2019, 16.3% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.0% per annum. The total gross carrying value of unencumbered assets as of March 31, 2019 was $1.4 billion, of which approximately $1.2 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 45.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2019. See Note 6 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of March 31, 2019. As of March 31, 2019, the weighted-average maturity of our indebtedness was 4.2 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
In January 2019, we repaid two maturing mortgage loans in full using approximately $17.3 million of cash on hand.
On February 6, 2019, we borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages of our five properties in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year (1.7% effective interest rate as of March 31, 2019), with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
On April 12, 2019, we borrowed $97.5 million secured by 16 of our single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.2 million was used to repay outstanding indebtedness under the Revolving Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due on the maturity date.
For the year ending December 31, 2019, the Company has future scheduled principal payments on our mortgage notes of $214.5 million, with a weighted average interest rate of 2.4% per year. We are working to complete refinancings of the mortgages of the properties we own in each of The Netherlands, Luxembourg, and France, but there can be no assurance as to when these transactions will be completed or on what terms.
On May 3, 2019, we entered into a loan agreement with Landesbank Hessen-Thüringen Girozentrale. On May 8, 2019, we delivered an irrevocable utilization request under the loan agreement pursuant to which we expect to borrow an aggregate of €51.5 million. The closing of this loan scheduled for May 10, 2019 remains subject to conditions contained in the loan agreement, including that no default would result from the loan and all our representations being true in all respects, and there can be no assurance the closing will be completed. The net proceeds from the loan will be used to repay all €35.6 million outstanding in mortgage indebtedness currently encumbering the properties that will secure the loan.
The loan will be interest-only with the principal due at maturity, which will be June 30, 2023. The maturity date may be extended at our option to February 29, 2024 subject to conditions. The loan will bear interest at a rate of 3-month Euribor plus 1.80% per annum until we replace an easement on one property and Euribor plus 1.55% thereafter. There can be no assurance as to when this easement will be replaced, if at all. We expect to enter into a swap to fix the interest rate for approximately €41.2 million of the principal amount of the loan, representing 80% of the principal amount.
The loan will be voluntarily prepayable in whole or in part at any time and will require mandatory repayments in connection with dispositions, curing certain defaults and other customary circumstances.
Credit Facility
On July 24, 2017, we, through the OP, entered into the Credit Facility with KeyBank National Association ("Key Bank"), as agent and the other lender parties thereto. Based on USD equivalents at closing, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon our request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. We used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Loan portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of our consolidated total indebtedness and our consolidated total asset value plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of March 31, 2019, the Credit Facility had a weighted-average effective interest rate of 2.6% after giving effect to interest rate swaps in place.
The Credit Facility requires us, through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of March 31, 2019, approximately $149.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
We may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2019, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.
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
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt (adjustment included in Core FFO) and unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impact of transactions or other items that are not related to the ongoing performance of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
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

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income attributable to common stockholders (in accordance with GAAP)	$5,791	$2,361
Depreciation and amortization	31,303	29,496
Gain on dispositions of real estate investments	(892)	—
FFO (as defined by NAREIT) attributable to common stockholders	36,202	31,857
Acquisition, transaction and other costs (1)	262	1,325
Fire recovery	—	(79)
Core FFO attributable to common stockholders	36,464	33,103
Non-cash equity-based compensation	2,109	(832)
Non-cash portion of interest expense	1,742	901
Amortization of above- and below- market leases and ground lease assets and liabilities, net	337	552
Straight-line rent	(1,626)	(1,503)
Unrealized (gain) loss on undesignated foreign currency advances and other hedge ineffectiveness	(76)	43
Eliminate unrealized loss on foreign currency transactions (2)	452	2,550
Amortization of mortgage discounts and premiums, net and mezzanine discount	102	267
AFFO attributable to common stockholders	$39,504	$35,081

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$36,202	$31,857
Core FFO attributable to common stockholders	$36,464	$33,103
AFFO attributable to common stockholders	$39,504	$35,081
______________________________

(1)
For the three months ended March 31, 2018, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider and costs to refinance foreign debt.

(2)
For AFFO purposes, we add back unrealized losses. For the three months ended March 31, 2019, gains on derivative instruments were $0.2 million which consisted of unrealized losses of $0.5 million and realized gains of $0.7 million. For the three months ended March 31, 2018, losses on derivative instruments were $2.9 million, which were comprised of unrealized losses of $2.6 million and realized losses of $0.3 million.

Dividends
Historically, and through March 31, 2019, we generally paid dividends on our Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share, or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. On April 5, 2019, our board of directors approved a change in our Common Stock dividend policy. Accordingly, consistent with our peers, we anticipate paying future dividends authorized by our board of directors on shares of our Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stock holders of record on the record date for such payment. This change will affect the frequency of dividend payments only, and will have no impact on our annualized dividend rate on our Common Stock of $2.13. Following the payment of the dividend declared with respect to the month of March 2019 on April 15, 2019, in accordance with the new policy, the next dividend to holders of Common Stock will not be declared and paid until July 2019 with respect to the fiscal quarter ending June 30, 2019. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Dividend payments are dependent on the availability of funds. Our board of directors may alter the amount of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. There is no assurance that we will continue to declare and pay dividends at the current rates. Provisions in our Credit Facility restrict our ability to pay distributions, including cash dividends or other distributions payable with respect to Series A Preferred Stock and Common Stock.
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, that exceed 95% of our Adjusted FFO as defined in our Credit Facility (which is different from AFFO as discussed and analyzed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. We used this exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on June 30, 2018. On November 19, 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we may use to pay cash distributions, make redemptions and make repurchases from 95% of Adjusted FFO to 100% of Adjusted FFO solely for the quarter ended December 31, 2018, and, during that quarter, we paid dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO. During 2019, we used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019. There can be no assurance that our lenders will consent to any additional modifications to the restrictions in our Credit Facility on our ability to pay dividends necessary to maintain our compliance thereunder if we pay dividends that exceed 95% of Adjusted FFO in any other fiscal quarter during 2019 or in more than one fiscal quarter in any future calendar year. In addition, the agreements governing our future debt agreements may also include additional restrictions on our ability to pay dividends.
Our ability to comply with the restrictions on the payment of distributions in our Credit Facility depends on our ability to generate sufficient cash flows from our existing properties and through acquisitions or otherwise such that our cash flows in the applicable periods exceed the level of Adjusted FFO required by these restrictions, Among other things, there can be no assurance we will complete acquisitions and other investments on a timely basis or on acceptable terms and conditions, if at all. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”

Cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends and distributions:

	Three Months Ended March 31, 2019

(In thousands)		Percentage of Dividends
Dividends:
Dividends to holders of Common Stock	$43,270
Dividends to holders of Series A Preferred Stock	2,455
Distributions to holders of LTIP Units	134
Total dividends and distributions	$45,859

Source of dividend and distribution coverage:
Cash flows provided by operations	$24,751
Dividends to preferred stockholders	(2,455)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	22,296	48.6%
Available cash on hand	23,563	51.4%
Total sources of dividend and distribution coverage	$45,859	100.0%

Cash flows provided by operations (GAAP basis)	$24,751

Net income attributable to common stockholders (in accordance with GAAP)	$5,791
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We use foreign currency derivatives including foreign currency put options, foreign currency forward contracts and cross-currency swap agreements to manage our exposure to fluctuations in foreign currency exchange rates, such as the GBP-USD and EUR-USD exchange rates (see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
Contractual Obligations
Except as set forth in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at March 31, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Inflation
We may be adversely impacted by inflation on any leases that do not contain an indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
See Note 10 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Former Service Provider Complaint
On January 25, 2018, the Former Service Provider filed a complaint against (i) us and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"). The complaint alleged that the notice sent to the Former Service Provider by us on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider's business. The complaint alleged breach of contract against us, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint sought: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. We paid $7.4 million to the Former Service Provider pursuant to the settlement agreement. We recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018, and subsequently paid the settlement amount during the first quarter of 2019. During the first quarter of 2019, we incurred $0.3 million in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in our consolidated statement of operations.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below.
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
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, that exceed 95% of our Adjusted FFO as defined in our Credit Facility (which is different from AFFO as discussed and analyzed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of our Adjusted FFO. We used this exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on June 30, 2018. On November 19, 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we may use to pay cash distributions, make redemptions and make repurchases from 95% of Adjusted FFO to 100% of Adjusted FFO solely for the quarter ended December 31, 2018 and, during that quarter, we paid dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO. During 2019, we used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019. There can be no assurance that our lenders will consent to any additional modifications to the restrictions in our Credit Facility on our ability to pay dividends necessary to maintain our compliance thereunder if we pay dividends that exceed 95% of Adjusted FFO in any other fiscal quarter during 2019 or in more than one fiscal quarter in any future calendar year. In addition, the agreements governing our future debt agreements may also include additional restrictions on our ability to pay dividends.
Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. Our cash flows provided by operations were $24.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we paid dividends of $45.9 million, which includes payments to holders of our Common and Series A Preferred Stock and distributions to holders of LTIP Units. Of these payments, $22.3 million, or 48.6%, was funded from cash flows provided by operations after payment of preferred dividends and $23.6 million was funded from cash on hand, consisting of proceeds from borrowings.
Our ability to comply with the restrictions on the payment of distributions in our Credit Facility depends on our ability to generate sufficient cash flows from our existing properties and through acquisitions or otherwise such that our cash flows in the applicable periods that exceed the level Adjusted FFO required by the restrictions. There can be no assurance that we will be able to do so or that we will complete acquisitions or other investments on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and distributions), our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
ATM Program Amendment
On May 9 2019, we amended the equity distribution agreement for the ATM Program to add Ladenburg Thalmann & Co. Inc. as a new agent thereunder. Ladenburg Thalmann & Co. Inc. is also an agent under the Preferred ATM Program. The foregoing description of the material terms of the amendment to the equity distribution agreement in this Item 5 does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 9, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)
Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. and Stifel, Nicolaus & Company, Incorporated.

1.2 *
Amendment No. 1, dated as of May 9, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc.

3.1 (2)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (3)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (4)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.4 (1)	Articles of Amendment filed on February 27, 2019.
10.1 *
First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.2 (1)
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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from Global Net Lease, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith
(1)    Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
(2) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
(3)    Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.
(4)    Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.
(5)    Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.