Form 10-Q
period 2019-06-30
Global Net Lease, Inc.
filed 2019-08-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland				45-2771978
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor	New York	,	New York	10022
(Address of principal executive offices)				(Zip Code)
(212) 415-6500
Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	GNL PR A	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2019, the registrant had 84,485,990 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost (Note 3):
Land	$389,589	$398,911
Buildings, fixtures and improvements	2,441,341	2,345,202
Construction in progress	12,821	1,235
Acquired intangible lease assets	653,665	675,551
Total real estate investments, at cost	3,497,416	3,420,899
Less accumulated depreciation and amortization	(481,639)	(437,974)
Total real estate investments, net	3,015,777	2,982,925
Assets held for sale	121,064	112,902
Cash and cash equivalents	178,722	100,324
Restricted cash	12,953	3,369
Derivative assets, at fair value (Note 7)	5,658	8,730
Unbilled straight-line rent	50,613	47,183
Prepaid expenses and other assets	79,476	22,245
Due from related parties	20	16
Deferred tax assets	3,288	3,293
Goodwill and other intangible assets, net	22,098	22,180
Deferred financing costs, net	5,090	6,311
Total Assets	$3,494,759	$3,309,478

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,286,033	$1,129,807
Revolving credit facility (Note 5)	259,527	363,894
Term loan, net (Note 5)	277,403	278,727
Acquired intangible lease liabilities, net	32,724	35,757
Derivative liabilities, at fair value (Note 7)	7,204	3,886
Due to related parties	124	790
Accounts payable and accrued expenses	46,244	31,529
Prepaid rent	21,119	16,223
Deferred tax liability	15,140	15,227
Taxes payable	613	2,228
Dividends payable	3,001	2,664
Total Liabilities	1,949,132	1,880,732
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 shares authorized, 5,957,848 and 5,416,890 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	59	54
Common Stock, $0.01 par value, 150,000,000 shares authorized, 83,861,900 shares issued and outstanding as of June 30, 2019; 100,000,000 shares authorized, 76,080,625 shares issued and outstanding as of December 31, 2018	2,169	2,091
Additional paid-in capital	2,196,183	2,031,981
Accumulated other comprehensive (loss) income	(3,982)	6,810
Accumulated deficit	(656,411)	(615,448)
Total Stockholders’ Equity	1,538,018	1,425,488
Non-controlling interest	7,609	3,258
Total Equity	1,545,627	1,428,746
Total Liabilities and Equity	$3,494,759	$3,309,478
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from tenants	$76,119	$70,971	$151,587	$139,057

Expenses (income):
Property operating	7,049	8,211	14,408	15,681
Fire recovery	—	(1)	—	(80)
Operating fees to related parties	8,162	7,138	16,205	13,969
Acquisition, transaction and other costs (Note 9)	847	1,114	1,109	2,439
General and administrative	2,318	2,556	5,524	4,607
Equity-based compensation	2,429	(23)	4,538	(855)
Depreciation and amortization	31,084	29,813	62,387	59,309
Total expenses	51,889	48,808	104,171	95,070
Operating income before gain (loss) on dispositions of real estate investments	24,230	22,163	47,416	43,987
Gain (loss) on dispositions of real estate investments	6,923	(3,818)	7,815	(3,818)
Operating income	31,153	18,345	55,231	40,169
Other income (expense):
Interest expense	(15,689)	(14,415)	(30,851)	(27,390)
Loss on extinguishment of debt	(765)	(1,285)	(765)	(1,285)
Gain on derivative instruments	1,390	6,333	1,630	3,398
Unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness	—	(47)	76	(90)
Other income	19	12	23	23
Total other expense, net	(15,045)	(9,402)	(29,887)	(25,344)
Net income before income tax	16,108	8,943	25,344	14,825
Income tax expense	(780)	(1,200)	(1,740)	(2,270)
Net income	15,328	7,743	23,604	12,555
Preferred Stock dividends	(2,707)	(2,455)	(5,192)	(4,906)
Net income attributable to common stockholders	$12,621	$5,288	$18,412	$7,649

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.15	$0.08	$0.22	$0.11
Weighted average shares outstanding:
Basic	83,847,120	67,292,021	82,667,421	67,289,639
Diluted	85,165,549	67,292,021	83,985,850	67,289,639
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,328	$7,743	$23,604	$12,555

Other comprehensive income (loss)
Cumulative translation adjustment	(288)	(16,878)	(1,611)	(6,078)
Designated derivatives, fair value adjustments	(3,908)	1,401	(8,849)	5,747
Other comprehensive loss	(4,196)	(15,477)	(10,460)	(331)

Comprehensive income (loss)	11,132	(7,734)	13,144	12,224

Preferred Stock dividends	(2,707)	(2,455)	(5,192)	(4,906)

Comprehensive income (loss) attributable to common stockholders	$8,425	$(10,189)	$7,952	$7,318
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	7,781,275	78	150,508	—	—	150,586	—	150,586
Issuance of Preferred Stock, net	540,958	5	—	—	13,507	—	—	13,512	—	13,512
Dividends declared:
Common stock, $1.06 per share (Note 8)	—	—	—	—	—	—	(58,237)	(58,237)	—	(58,237)
Preferred stock, $0.90 per share	—	—	—	—	—	—	(5,192)	(5,192)	—	(5,192)
Equity-based compensation	—	—	—	—	187	—	—	187	4,351	4,538
Distributions to non-controlling interest holders	—	—	—	—	—	—	(270)	(270)	—	(270)
Net Income	—	—	—	—	—	—	23,604	23,604	—	23,604
Cumulative translation adjustment	—	—	—	—	—	(1,611)	—	(1,611)	—	(1,611)
Designated derivatives, fair value adjustments	—	—	—	—	—	(8,849)	—	(8,849)	—	(8,849)
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	$1,545,627

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2019	5,484,994	$55	83,839,947	$2,169	$2,183,829	$214	$(653,956)	$1,532,311	$5,251	1,537,562
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock, net	—	—	21,953	—	388	—	—	388	—	388
Issuance of Preferred Stock, net	472,854	4	—	—	11,895	—	—	11,899	—	11,899
Dividends declared:
Common stock, $0.53 per share (Note 8)	—	—	—	—	—	—	(14,940)	(14,940)	—	(14,940)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,707)	(2,707)	—	(2,707)
Equity-based compensation	—	—	—	—	71	—	—	71	2,358	2,429
Distributions to non-controlling interest holders	—	—	—	—	—	—	(136)	(136)	—	(136)
Net Income	—	—	—	—	—	—	15,328	15,328	—	15,328
Cumulative translation adjustment	—	—	—	—	—	(288)	—	(288)	—	(288)
Designated derivatives, fair value adjustments	—	—	—	—	—	(3,908)	—	(3,908)	—	(3,908)
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	$1,545,627
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Issuance of Common Stock, net	—	—	19,384	—	(72)	—	—	(72)	—	(72)
Issuance of Preferred Stock, net	4,015	—	—	—	(219)	—	—	(219)	—	(219)
Dividends declared:
Common stock, $1.06 per share	—	—	—	—	—	—	(71,661)	(71,661)	—	(71,661)
Preferred stock, $0.90 per share	—	—	—	—	—	—	(4,906)	(4,906)	—	(4,906)
Equity-based compensation	—	—	—	—	223	—	—	223	(1,077)	(854)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(158)	(158)	—	(158)
Net Income	—	—	—	—	—	—	12,555	12,555	—	12,555
Cumulative translation adjustment	—	—	—	—	—	(6,078)	—	(6,078)	—	(6,078)
Designated derivatives, fair value adjustments	—	—	—	—	—	5,747	—	5,747	—	5,747
Balance, June 30, 2018	5,413,665	$54	67,306,615	$2,003	$1,859,990	$19,116	$(532,566)	$1,348,597	$—	$1,348,597

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2018	5,411,326	$54	67,287,231	$2,003	$1,859,746	$34,593	$(502,026)	$1,394,370	$125	$1,394,495
Issuance of Common Stock, net	—	—	19,384	—	(59)	—	—	(59)	—	(59)
Issuance of Preferred Stock, net	2,339	—	—	—	200	—	—	200	—	200
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	(35,828)	(35,828)	—	(35,828)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,455)	(2,455)	—	(2,455)
Equity-based compensation	—	—	—	—	103	—	—	103	(125)	(22)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	7,743	7,743	—	7,743
Cumulative translation adjustment	—	—	—	—	—	(16,878)	—	(16,878)	—	(16,878)
Designated derivatives, fair value adjustments	—	—	—	—	—	1,401	—	1,401	—	1,401
Balance, June 30, 2018	5,413,665	$54	67,306,615	$2,003	$1,859,990	$19,116	$(532,566)	$1,348,597	$—	$1,348,597

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,604	$12,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,819	31,892
Amortization of intangibles	31,568	27,416
Amortization of deferred financing costs	2,919	2,400
Amortization of mortgage discounts and premiums, net	202	530
Amortization of below-market lease liabilities	(2,006)	(1,807)
Amortization of above-market lease assets	2,220	2,371
Amortization of above- and below- market ground lease assets	467	488
Bad debt expense	136	104
Unbilled straight-line rent	(3,557)	(3,336)
Equity-based compensation	4,538	(855)
Unrealized loss (gain) on foreign currency transactions, derivatives, and other	(3)	(3,706)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	76	90
Payments for settlement of derivatives	(1,773)	—
Loss on extinguishment of debt	765	1,285
(Gain) loss on disposition of real estate investments	(7,815)	3,818
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(3,523)	(7,358)
Deferred tax assets	5	23
Accounts payable and accrued expenses	(10,592)	7,800
Prepaid rent	4,896	(1,845)
Deferred tax liability	(87)	(350)
Taxes payable	(1,615)	(542)
Net cash provided by operating activities	71,244	70,973
Cash flows from investing activities:
Investment in real estate and real estate related assets	(210,991)	(161,786)
Deposits for real estate acquisitions	(2,270)	(24,551)
Capital expenditures	(12,146)	(546)
Proceeds from dispositions of real estate investments	89,916	19,376
Payments for settlement of derivatives	—	(561)
Net cash used in investing activities	(135,491)	(168,068)
Cash flows from financing activities:
Borrowings under revolving credit facilities	116,000	192,000
Repayments on revolving credit facilities	(220,000)	(30,000)
Proceeds from mortgage notes payable	375,369	32,750
Payments on mortgage notes payable	(213,192)	(25,362)
Proceeds from issuance of common stock, net	150,586	(72)
Proceeds from issuance of preferred stock, net	13,512	(219)
Payments of financing costs	(5,768)	(1,285)
Dividends paid on Common Stock	(58,153)	(71,661)
Dividends paid on Preferred Stock	(4,940)	(4,906)
Distributions to non-controlling interest holders	(270)	(158)
Net cash provided by financing activities	153,144	91,087
Net change in cash, cash equivalents and restricted cash	88,897	(6,008)
Effect of exchange rate changes on cash	(915)	(5,520)
Cash, cash equivalents and restricted cash, beginning of period	103,693	107,727
Cash, cash equivalents and restricted cash, end of period	$191,675	$96,199

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, end of period	$178,722	$93,326
Restricted cash, end of period	12,953	2,873
Cash, cash equivalents and restricted cash, end of period	$191,675	$96,199

Supplemental Disclosures:
Cash paid for interest	$30,668	$24,981
Cash paid for income taxes	3,641	2,812

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”), incorporated on July 13, 2011, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company’s common stock, $0.01 par value per share (“Common Stock” is listed on the New York Stock Exchange under the symbol “GNL,” and the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), is listed on the New York Stock Exchange under the symbol “GNL PR A.”
The Company invests in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of the Company’s business is conducted through the Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. The Company’s properties are managed and leased by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor, and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, “AR Global”) and these related parties receive compensation and fees for various services provided to the Company.
As of June 30, 2019, the Company owned 288 properties consisting of 28.3 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2019, 57.6% of the Company’s properties are located in the U.S. and 42.4% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2019, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2019, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP.
Reclassifications
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below. The prior period has been reclassified to conform to this presentation.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Judgments and Estimates
The Company regularly makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in order to prepare its consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the prevailing economic and business environment. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates management makes include recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, determination of impairment of long-lived assets, valuation of derivative financial instruments, valuation of compensation plans, and estimating the useful life of a long-lived asset. Actual results could differ materially from those estimated.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2019 and the year ended December 31, 2018 were asset acquisitions.
Purchase Accounting and Acquisition of Real Estate
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the U.S. Dollar (“USD”). The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
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
Goodwill
The Company evaluates goodwill for impairment at least annually, in the fourth quarter of each year, or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the Company’s assessment, it determined that the goodwill was not impaired as of December 31, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of June 30, 2019, these leases had an average remaining lease term of 8.0 years. Since many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements previously reported under ASC 840 on a single line as well. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of June 30, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$142,050
2020	286,480
2021	287,630
2022	278,744
2023	256,504
2024	212,866
Thereafter	728,617
$2,192,891
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for British Pounds Sterling (“GBP”) and €1.00 to $1.14 for EUR as of June 30, 2019 for illustrative purposes, as applicable.
As of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
Thereafter	856,838
Total	$2,208,043
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the six month periods ended June 30, 2019 and 2018, such amounts were $0.1 million.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code and believes it has so qualified. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements.
The Company conducts business in various states and municipalities within the U.S. and Puerto Rico, the United Kingdom and Western Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease the Company’s earnings and available cash. In addition, the Company’s international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Significant judgment is required in determining the Company’s tax provision and in evaluating its tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.
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
The Company derives most of its REIT taxable income from its real estate operations in the U.S. and has historically distributed all of its REIT taxable income to its shareholders. As such, the Company’s real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable. The Company’s deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

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
June 30, 2019
(Unaudited)

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company’s current income tax expense fluctuates from period to period based primarily on the timing of its taxable income.
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
Multi-Year Outperformance Agreements
Concurrent with the Listing and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into a new multi-year outperformance agreement with the Advisor in July 2018 (the “2018 OPP”) (see Note 12 — Equity-Based Compensation). Under the 2015 OPP, the Company recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. The equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods. For additional information see Recently Issued Accounting Pronouncements section below.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
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
June 30, 2019
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

Other Recently Issued Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 on January 1, 2019 using a modified

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

retrospective transition method, as required, and recognized the cumulative effect of the change on the opening balance of each affected component of equity as of the date of adoption. The opening balance sheet adjustment specifically related to the elimination of the requirement for separate measurement of hedge ineffectiveness and resulted in a credit, or decrease, to accumulated deficit of $0.3 million, with a corresponding debit, or decrease, to accumulated other comprehensive income.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within accumulated other comprehensive (loss) income (“AOCI”) which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in AOCI to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from AOCI by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company’s consolidated financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January 1, 2019 and began applying the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense is being recorded over the requisite service period of approximately 2.8 years from the grant date. See Note 12 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the 2015 OPP.
Pending Adoption as of June 30, 2019:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2019 and 2018, and, in the case of assets located outside of the United States, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$10,978	$18,816
Buildings, fixtures and improvements	165,261	122,796
Total tangible assets	176,239	141,612
Acquired intangible lease assets:
In-place leases	35,698	24,669
Above-market lease assets	352	—
Below-market lease liabilities	(1,298)	(4,495)
Cash paid for acquired real estate investments	$210,991	$161,786
Number of properties purchased	11	13

Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and six months ended June 30, 2019 and 2018, the Company did not record any impairment charges for the intangible assets associated with the Company’s real estate investments.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within Gain (loss) on dispositions of real estate investments in the consolidated statements of operations.
During the three months ended June 30, 2019, the Company sold 63 properties located in the United States (62 Family Dollar retail stores and one industrial property) and one property located in the United Kingdom for a total contract sales price of $83.3 million, resulting in an aggregate gain of $6.9 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended June 30, 2019.
During the six months ended June 30, 2019, the Company sold 64 properties located in the United States (62 Family Dollar retail stores and two industrial properties) and one property located in the United Kingdom for a total contract sales price of $92.8 million, resulting in a gain of $7.8 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the six months ended June 30, 2019.
During the three and six months ended June 30, 2018, the Company sold one real estate asset located in San Jose, California for a total contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million, which is reflected in loss on dispositions of real estate investments in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company had four and three properties, respectively, which were not considered discontinued operations and therefore are recorded and classified as held for sale. During the quarter ended June 30, 2019, the Company classified one additional property located in Harrison, New Jersey as held for sale, in addition to the three properties that were classified as held for sale at December 31, 2018. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2019 and December 31, 2018. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and U.S. states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2019 and December 31, 2018.

Country / U.S. State	June 30, 2019	December 31, 2018
United States	57.6%	55.7%
Michigan	13.8%	13.7%
United Kingdom	18.1%	19.0%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2019 and December 31, 2018 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2019	December 31, 2018				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair (9)	—	$—	$32,501	—%		—	—
	Tokmanni (9)	—	—	33,159	—%		—	—
	Finland	5	84,145	—	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	Auchan	1	9,438	9,498	1.7%	(3)	Fixed	Dec. 2019
	Pole Emploi	1	6,595	6,637	1.7%	(3)	Fixed	Dec. 2019
	Sagemcom	1	40,822	41,083	1.7%	(3)	Fixed	Dec. 2019
	Worldline	1	5,685	5,722	1.9%	(3)	Fixed	Jul. 2020
	DCNS	1	10,802	10,872	1.5%	(3)	Fixed	Dec. 2020
	ID Logistics II	2	11,939	12,016	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall (10)(11)	—	—	12,130	—%		—	—
	OBI DIY (10)(11)	—	—	5,150	—%		—	—
	RWE AG	3	71,068	71,524	1.6%	(3)	Fixed	Oct. 2019
	Rexam (12)	—	—	5,876	—%		—	—
	Metro Tonic (12)	—	—	30,326	—%		—	—
	ID Logistics I (12)	—	—	4,578	—%		—	—
	Germany	5	58,561	—	2.0%	(14)	Fixed/Variable	Jun. 2023

Luxembourg:	DB Luxembourg (13)	—	—	41,198	—%		—	—
The Netherlands:	ING Amsterdam (13)	—	—	50,353	—%		—	—
Luxembourg/ The Netherlands	Benelux	3	136,451	—	1.4%		Fixed	Jun. 2024
	Total EUR denominated	23	435,506	372,623

United Kingdom:	UK Multi-Property Cross Collateralized Loan	43	292,039	292,890	3.2%	(4)	Fixed/Variable	Aug. 2023
	Total GBP denominated	43	292,039	292,890

United States:	Quest Diagnostics	1	52,800	52,800	4.5%	(5)	Variable	Sep. 2019
	AT&T Services	1	33,550	33,550	2.0%	(6)	Variable	Dec. 2020
	Penske Logistics (7)	1	70,000	70,000	4.7%		Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I (7)	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%		Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%		Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	—	4.6%		Fixed	May 2029
	Total USD denominated	46	572,100	474,600
	Gross mortgage notes payable	112	1,299,645	1,140,113	3.2%
	Mortgage discount		(86)	(569)
	Deferred financing costs, net of accumulated amortization (8)		(13,526)	(9,737)
	Mortgage notes payable, net	112	$1,286,033	$1,129,807	3.2%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of June 30, 2019.

(3)	Fixed as a result of a “pay-fixed” interest rate swap agreement.

(4)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of June 30, 2019.

(5)	The interest rate is 2.0% plus 1-month LIBOR. LIBOR rate in effect is as of June 30, 2019.

(6)	The interest rate is 2.0% plus 1-month Adjusted LIBOR as defined in the mortgage agreement. LIBOR rate in effect is as of June 30, 2019.

(7)
The borrower’s (wholly owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.

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

(9)	These loans were refinanced in February 2019 as part of the Finland Refinancing (see below for further details).

(10)	These loans were repaid in full upon maturity in January 2019.

(11)	These loans were encumbered in May 2019 as part of the German Refinancing (see below for further details).

(12)	These loans were refinanced in May 2019 as part of the German Refinancing (see below for further details).

(13)	These loans were refinanced in June 2019 as part of the Benelux Refinancing (see below for further details).

(14)
The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2019:

(In thousands)	Future Principal Payments (1)
2019 (remainder)	$180,723
2020	52,550
2021	24,238
2022	19,046
2023	316,743
2024	220,596
Thereafter	485,749
Total	$1,299,645
_________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of June 30, 2019 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2019, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of June 30, 2019 was $1.3 billion, of which approximately $1.0 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
Benelux Refinancing
On June 12, 2019, the Company, through certain wholly owned subsidiaries borrowed €120.0 million from Landesbank Hessen-Thüringen Girozentrale, secured by three of the Company’s properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.383% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

German Refinancing
On May 10, 2019, the Company, through certain wholly owned subsidiaries borrowed €51.5 million from Landesbank Hessen-Thüringen Girozentrale, secured by five of the Company’s properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024 subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. The Company also entered into a swap to fix the interest rate for 80% of the principal amount. The net proceeds from the loan were used to repay all €35.6 million outstanding in mortgage indebtedness that previously encumbered three of the properties that secure the loan.
Multi-Tenant Mortgage Loan IV
On April 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed $97.5 million from Column Financial, Inc. and Société Générale Financial Corporation, secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.0 million was used to repay outstanding indebtedness under the Revolving Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due on the maturity date. The Company may prepay the loan in whole or in part at any time, subject to certain fees and any unpaid interest depending on the timing and other circumstances of the prepayment.
Finland Refinancing
On February 6, 2019, the Company, through certain wholly owned subsidiaries borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages on the Company’s five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
Multi-Tenant Mortgage Loan II
On January 26, 2018, the Company, through certain wholly owned subsidiaries, borrowed $32.8 million. The loan bears interest at a fixed interest rate of 4.32% per annum and matures in February 2028. The loan is interest only with the principal due at maturity and is secured by eight properties in six states, totaling approximately 627,500 square feet. Proceeds were primarily used to repay approximately $30.0 million of outstanding indebtedness under the Revolving Credit Facility.
Note 5 — Credit Facilities
The table below details the outstanding balances as of June 30, 2019 and December 31, 2018 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $632.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €246.5 million ($280.3 million based on the prevailing exchange rate as of June 30, 2019) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants. See “Note 14 — Subsequent Events for additional details.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	June 30, 2019				December 31, 2018
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$259,527	$174,625	£40,000	€30,000	$363,894	$278,625	£40,000	€30,000

Term Loan	280,273	—	—	246,481	282,069	—	—	246,481
Deferred financing costs	(2,870)	—	—	—	(3,342)	—	—	—
Term Loan, Net	277,403	—	—	246,481	278,727	—	—	246,481
Total Credit Facility	$536,930	$174,625	£40,000	€276,481	$642,621	$278,625	£40,000	€276,481

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of June 30, 2019 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at the closing, on July 24, 2017, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon the Company’s request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan. The Revolving Credit Facility is interest-only and matures on July 24, 2021, subject to one one-year extension at the Company’s option. The Term Loan portion of the Credit Facility is interest-only and matures on July 24, 2022. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The range of applicable interest rate margins is from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. As of June 30, 2019, the Credit Facility had a weighted-average effective interest rate of 2.6% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of June 30, 2019, the Company had an outstanding balance of $259.5 million under the Revolving Credit Facility, with approximately $90.7 million available for future borrowings, and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Any future borrowings under the Revolving Credit Facility may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. The Term Loan is denominated in EUR. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
In April 2019, the Company, through certain wholly owned subsidiaries, entered into a new loan agreement with Column Financial, Inc. and Société Générale Financial Corporation secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. For additional information, see Note 4 — Mortgage Notes Payable, net.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock that the Company may issue in a future offering, or redeem or otherwise repurchase shares of the Company’s capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock the Company may issue in a future offering, that exceed 95% of the Company’s Adjusted FFO as defined in the Credit Facility for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO. The Company used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Facility depends on its ability to generate sufficient cash flows from its existing properties and through acquisitions or otherwise such that its cash flows in the applicable periods exceed the level of Adjusted FFO required by these restrictions. Among other things, there can be no assurance the Company will complete acquisitions and other investments on a timely basis or on acceptable terms and conditions, if at all. If the Company is not able to increase the amount of cash it has available to pay dividends, including through additional cash flows the Company expects to generate from completing acquisitions, the Company may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels. Alternatively, the Company could elect to pay a portion of its dividends in shares if approved by the Company’s board of directors.
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$5,658	$—	$5,658
Interest rate swaps, net (GBP & EUR)	$—	$(7,204)	$—	$(7,204)
December 31, 2018
Foreign currency forwards, net (GBP & EUR)	$—	$5,472	$—	$5,472
Interest rate swaps, net (GBP & EUR)	$—	$(628)	$—	$(628)
2018 OPP (1)	$—	$—	$(18,804)	$(18,804)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019.
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
June 30, 2019
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

		June 30, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2)	3	$1,286,033	$1,336,784	$1,129,807	$1,157,710
Revolving Credit Facility (3)	3	$259,527	$260,777	$363,894	$365,591
Term Loan (3) (4)	3	$277,403	$283,635	$278,727	$283,558

__________________________________________________________

(1)	Carrying value includes $1.3 billion gross mortgage notes payable less $0.1 million of mortgage discounts and $13.5 million of deferred financing costs as of June 30, 2019.

(2)	Carrying value includes $1.1 billion gross mortgage notes payable less $0.6 million of mortgage discounts and $9.7 million of deferred financing costs as of December 31, 2018.

(3)	Both the Revolving Credit Facility and the Term Loan are part of the Credit Facility (see Note 5 — Credit Facilities for more information).

(4)
Carrying value includes $280.3 million and $282.1 million gross Term Loan payable less $2.9 million and $3.3 million of deferred financing costs as of June 30, 2019 and December 31, 2018, respectively.

The fair value of the gross mortgage notes payable, the Revolving Credit Facility and the Term Loan are estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative (liabilities) assets, at fair value	$(783)	$3,258
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(4,698)	(1,157)
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,598)	(1,443)
Total		$(7,079)	$658
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$3,121	$3,247
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,537	2,225
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(125)	(1,286)
Total		$5,533	$4,186

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
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the three and six months ended June 30, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Additionally, during the three and six months ended June 30, 2019 and 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the three and six months ended June 30, 2019, the accelerated amounts were gains of $2,151 and losses of $24,449, respectively. During the three and six months ended June 30, 2018, the accelerated amounts were gains of of $339 and losses of $22,691, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.6 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	48	$233,630	48	$234,312
Interest rate “pay-fixed” swaps (EUR)	17	247,773	13	212,255
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	68	$631,403	64	$596,567

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by its properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the six months ended June 30, 2019 and approximately $0.5 million remained in AOCI as of June 30, 2019.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP, during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the six months ended June 30, 2019 and approximately $0.4 million remained in AOCI as of June 30, 2019.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(4,397)	$7,076	$(9,094)	$6,646
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(481)	$(1,039)	$(980)	$(2,344)
Total interest expense recorded in the consolidated statement of operations	$15,689	$14,415	$30,851	$27,390

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
As of June 30, 2019 and December 31, 2018 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operation.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $1.4 million and $1.7 million for the three and six months ended June 30, 2019, respectively. The Company recorded gains of $6.3 million and $3.4 million for the three and six months ended June 30, 2018, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	40	$32,500	50	$43,000
Foreign currency forwards (EUR-USD)	30	29,000	38	39,500
Interest rate swaps (EUR)	1	10,802	5	138,625
Total	71	$72,302	93	$221,125

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2019	$5,658	$(7,204)	$—	$(1,546)	$—	$—	$(1,546)
December 31, 2018	$8,730	$(3,886)	$—	$4,844	$—	$—	$4,844

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
As of June 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.0 million. As of June 30, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of June 30, 2019 and December 31, 2018, the Company had 83.9 million and 76.1 million shares of Common Stock outstanding, respectively, excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $1.2 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. As of June 30, 2019, there have been no shares of common stock sold under the new equity distribution agreement. The Company did not sell any shares of common stock during the three or six months ended June 30, 2018.
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 as authorized shares of its Series A Preferred Stock as of June 30, 2019 and December 31, 2018. The Company had 5,957,848 and 5,416,890 shares of Series A Preferred Stock issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively.
ATM Program — Series A Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the three months ended June 30, 2019, the Company sold 472,854 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $12.1 million, before commissions paid of approximately $0.2 million and additional issuance costs of approximately $0.2 million. During the six months ended June 30, 2019, the Company sold 540,958 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $13.8 million, before commissions paid of approximately $0.2 million and additional issuance costs of approximately $0.3 million.
During the three months ended June 30, 2018, the Company sold 2,339 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $58,668, after commissions paid of $880 and additional issuance costs of $24,819. During the six months ended June 30, 2018, the Company sold 4,015 shares of Series A Preferred Stock through the Preferred Stock ATM Program for net proceeds of $0.1 million, after commissions paid of $1,509 and additional issuance costs of $0.3 million.
Dividends
Common Stock Dividends
Historically, and through March 31, 2019, the Company generally paid dividends on Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. On April 5, 2019, the Company’s board of directors approved a change in the Company’s Common Stock dividend policy. Accordingly, consistent with its peers, the Company anticipates paying future dividends authorized by its board of directors on shares of its Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stock holders of record on the record date for such payment. This change affects the frequency of dividend payments only, and does not impact the annualized dividend rate on Common Stock of $2.13. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends. In addition, see Note 5 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.
Preferred Stock Dividend
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for eight of its properties with lease durations ranging from 16 to 85 years as of June 30, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of June 30, 2019, the Company’s balance sheet includes ROU assets and liabilities of $51.6 million and $24.6 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 34.0 years and a weighted-average discount rate of 4.33% as of June 30, 2019. For the three and six months ended June 30, 2019, the Company paid cash of approximately $0.3 million and $0.7 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company entered one additional ground lease during the quarter ended June 30, 2019. The Company incurred rent expense on ground leases of $0.3 million and $0.7 million during the three and six months ended June 30, 2018.
The following table reflects the base cash rental payments due from the Company as of June 30, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$1,038
2020	1,385
2021	1,385
2022	1,385
2023	1,385
2024	1,390
Thereafter	40,189
Total minimum lease payments (2)	48,157
Less: Effects of discounting	(23,516)
Total present value of lease payments	$24,641

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of June 30, 2019 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$1,371
2020	1,371
2021	1,371
2022	1,371
2023	1,371
Thereafter	40,519
Total minimum lease payments (2)	47,374
Less: Effects of discounting	(23,370)
Total present value of lease payments	$24,004

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, the Former Service Provider filed a complaint against (i) the Company and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York (“New York Supreme Court”). The complaint alleged that the notice sent to the Former Service Provider by the Company on January 15, 2018, terminating the Former Service Provider Agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider’s business. The complaint alleged breach of contract against the Company, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint sought: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be void. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. The Company paid $7.4 million to the Former Service Provider pursuant to the settlement agreement. The Company recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018 and subsequently paid the settlement amount during the first quarter of 2019. During the six months ended June 30, 2019, the Company incurred approximately $1.0 million in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in the consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of June 30, 2019 and December 31, 2018, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates currently may incur, and, the Former Service Provider previously incurred costs and fees on behalf of the Company. As of June 30, 2019 and December 31, 2018, the Company had $20,000 and $16,000, respectively, of receivables from former affiliates of the Advisor.
As of June 30, 2019, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. Prior to his resignation as chief executive officer and president of the Company, Mr. Bowman owned 10% of the membership interests in the Advisor and AR Global indirectly owned the other 90% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company’s chief executive officer and president, effective as of August 8, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Company is the sole general partner of the OP and there were no OP Units held by anyone other than the Company outstanding as of June 30, 2019 and December 31, 2018. The OP made distributions to holders of OP Units other than the Company of $0.1 million during the three and six months ended June 30, 2018.
In addition, the Company paid $0.1 million and $0.3 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2019, respectively, and the Company paid $0.1 million and $0.3 million in distributions related to LTIP Units during the three and six months ended June 30, 2018, respectively. These distributions are included in accumulated deficit in the audited consolidated statements of equity. As of June 30, 2019 and December 31, 2018, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the New York Stock Exchange, the Company entered into the Advisory Agreement, which was subsequently amended on August 14, 2018 (the “August Amendment”) and November 6, 2018 (the “November Amendment”). These amendments only revise the provisions regarding the effective annual thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
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
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. During the three and six months ended June 30, 2019 and 2018, no Incentive Compensation was earned.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
_______________________________

(1)
For purposes of the Advisory Agreement, as amended by the November Amendment, Core AFFO per share means (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs (now known as acquisition, transaction and other costs on the face of the Company’s income statement); (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

(2)
For purposes of the Advisory Agreement, AUM means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company’s investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of the Company’s investment at the end of such period (before reserves from depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).

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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 12 of the Company’s properties which became subject to a separate property management agreement with the Property Manager in connection with a multi-property mortgage loan in October 2017 (the “12-Property PMLA”) on otherwise identical terms to the then effective primary property and management leasing agreement (the “Primary PMLA”), which remained applicable to all other properties.
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
In connection with a multi-property mortgage loan in April 2019, 16 of the Company’s properties became subject to another separate property management agreement with the Property Manager on the same terms as the 12-Property PMLA.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Solely with respect to the Company’s investments in properties located in Europe, prior to the effectiveness of the termination of the Former Service Provider in March 2018, the Former Service Provider received, from the Property Manager, a portion of the fees payable to the Property Manager equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager was paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Former Service Provider. Following the termination of the Former Service Provider, the Former Service Provider no longer receives any amounts from the Advisor. For additional information, see Note 1 — Organization.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as fees and compensation paid to the Former Service Provider prior to its termination and the Advisor’s overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2019	December 31, 2018
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$49	(2)
Ongoing fees (3):
Asset management fees (1)	6,694	—	5,658	—	13,365	—	11,315	—	—	—
Property management fees	1,468	—	1,132	—	2,840	—	2,303	—	—	—
Total related party operational fees and reimbursements	$8,162	$—	$6,790	$—	$16,205	$—	$13,618	$—	$—	$49
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.2 million and $4.4 million for the three and six months ended June 30, 2019, respectively. The Variable Base Management Fee was $1.2 million and $2.3 million for the three and six months ended June 30, 2018, respectively.

(2)	Balance included within due to related parties on the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

(3)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.6 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, which are recorded within general and administrative expenses on the audited consolidated statements of operations and are not reflected in the table above.

Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. As of December 31, 2018, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the six months ended June 30, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2019 and December 31, 2018, no stock options were issued under the Plan.
Restricted Share Plan
The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of restricted shares of Common Stock (“Restricted Shares”) and RSUs to the Company’s directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
The Company pays independent director compensation as follows: (i) the annual retainer payable to all independent directors is $100,000 per year, (ii) the annual retainer for the non-executive chair is $105,000, (iii) the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee is $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period.
Under the RSP, the number of shares of Common Stock available for awards is equal to 10.0% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP. Restricted Share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of Restricted Shares receive cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table reflects the amount of RSUs outstanding as of June 30, 2019:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2018	46,352	$22.04
Vested	(21,955)	22.56
Granted	16,563	18.89
Unvested, June 30, 2019	40,960	20.49

The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Compensation expense related to RSUs was $0.2 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of June 30, 2019, the Company had $0.8 million unrecognized compensation costs related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Multi-Year Outperformance Agreement
On July 16, 2018, the Company’s compensation committee approved the 2018 OPP, which was subsequently entered into by the Company and the OP with the Advisor on July 19, 2018. The 2018 OPP was entered into in connection with the conclusion of the performance period under the 2015 OPP on June 2, 2018. Because no performance goals under the 2015 OPP were achieved during the performance period, no LTIP Units issued under the 2015 OPP were earned and all LTIP Units issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018.
The equity-based compensation expense associated with the awards pursuant to the 2015 OPP was adjusted each reporting period for changes in the estimated market-related performance and expensed over the requisite service period on a graded vesting basis. Under new accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units of $18.8 million was calculated as of adoption of the new guidance is fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of new accounting rules related to non-employee equity awards). The value of LTIP Units is being recorded evenly over the requisite service period of approximately 2.8 years from the grant date. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group, Government Properties Income Trust and Select Income REIT, with Government Properties Income Trust surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021.
During the three and six months ended June 30, 2019, the Company recorded compensation expense related to the 2018 OPP of $2.4 million and $4.4 million, respectively. During the three and six months ended June 30, 2018, the Company recorded reductions to expense related to the 2015 OPP of $0.1 million and $1.1 million, respectively.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the applicable outperformance award agreement, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.3 million and $0.2 million in distributions related to LTIP Units during the six months ended June 30, 2019 and 2018, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereof.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2019 and 2018.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net income attributable to common stockholders	$12,621	$5,288	$18,412	$7,649
Adjustments to net income attributable to common stockholders for common share equivalents	(174)	(26)	(334)	(210)
Adjusted net income attributable to common stockholders	$12,447	$5,262	$18,078	$7,439

Basic and diluted net income per share attributable to common stockholders	$0.15	$0.08	$0.22	$0.11
Weighted average shares outstanding:
Basic	83,847,120	67,292,021	82,667,421	67,289,639
Diluted	85,165,549	67,292,021	83,985,850	67,289,639

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested RSUs and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the non-forfeitable distributions to the unvested RSUs and unearned LTIP Units from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested RSUs	40,964	46,767	40,964	46,767
LTIP Units (1)	1,277,465	—	1,277,465	—
Total anti-dilutive common share equivalents	1,318,429	46,767	1,318,429	46,767

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of June 30, 2019 and June 30, 2018. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP and 2015 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the three and six months ended June 30, 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period. No common share equivalents related to LTIP Units were included in the computation for the three and six months ended June 30, 2018 because no LTIP Units would have been earned (and, therefore, no shares of Common Stock could have been issued with respect to LTIP Units) based on the stock price at June 30, 2018.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Acquisitions
Subsequent to June 30, 2019, the Company acquired six properties for an aggregate total base purchase price of $48.7 million, excluding acquisition related costs.
Facility Amendment
On August 1, 2019, the Company, through the OP, entered into the Credit Facility Amendment, an amendment and restatement of the credit agreement related to the Credit Facility, to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants.
Based on USD equivalents at the closing of the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion from approximately $906.2 million. As of June 30, 2019, the Company had an outstanding balance of $259.5 million under the Revolving Credit Facility and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Following the closing of the Credit Facility Amendment, the entire €359.6 million ($400.0 million based on USD equivalents) total commitment with the respect to the Term Loan component was outstanding, and $170.7 million of the $835.0 million total commitment with the respect to the Revolving Credit Facility component was outstanding. Based on USD equivalents, this represented an increase of $39.4 million in the aggregate amount outstanding under the Credit Facility.
Following the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from a maximum of $950.0 million prior to the Credit Facility Amendment. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at the Company’s option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility now matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan now matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of June 30, 2019, the Credit Facility had a weighted-average effective interest rate of 2.6% after giving effect to interest rate swaps in place. Following the Credit Facility Amendment, the Credit Facility had a weighted-average effective interest rate of 2.30% after giving effect to interest rate swaps in place.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Credit Facility Amendment also revised certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including financial covenants and the covenant restricting the payment of distributions. The revisions to the restrictive covenants with respect to distributions increased the maximum amount the Company may use to pay cash distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, Global Net Lease Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and its subsidiaries. We are externally managed by Global Net Lease Advisors, LLC (the “Advisor”), a Delaware limited liability company.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, “AR Global”). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor’s compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor.

•	We are obligated to pay fees which may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.

•	Adverse changes in exchange rates may reduce the net income and cash flow associated with our properties located outside of the United States (“U.S.”).

•	The Advisor may not be able to identify a sufficient number of property acquisitions satisfying our investment objectives on a timely basis and on acceptable terms and prices, or at all.

•	We may be unable to continue to raise additional debt or equity financing on attractive terms, or at all, and there can be no assurance we will be able to fund future acquisitions.

•
Provisions in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior unsecured multi-currency credit facility (our ‘‘Credit Facility’’), may limit our ability to pay dividends on our common stock, $0.01 par value per share (“Common Stock”), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) or any other stock we may issue.

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

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect operations, and would reduce the trading price of our Common Stock and Series A Preferred Stock, and our cash available for dividends.

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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Our Common Stock is listed on the New York Stock Exchange under the symbol “GNL” and our Series A Preferred Stock is listed on the New York Stock Exchange under the symbol “GNL PR A.”
We invest in commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. Substantially all of our business is conducted through the Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We have retained the Advisor to manage our affairs on a day-to-day basis. Our properties are managed and leased by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor, and the Property Manager are under common control with AR Global and these related parties receive compensation and fees for various services provided to us.
As of June 30, 2019, we owned 288 properties consisting of 28.3 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2019, 57.6% of our properties were located in the U.S. and 42.4% of our properties were located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2019, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2019:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	4.7
Wickes Building Supplies I	May 2013	UK	1	30	5.3
Everything Everywhere	Jun. 2013	UK	1	65	8.0
Thames Water	Jul. 2013	UK	1	79	3.2
Wickes Building Supplies II	Jul. 2013	UK	1	29	7.5
PPD Global Labs	Aug. 2013	US	1	77	5.4
Northern Rock	Sep. 2013	UK	2	86	4.2
Wickes Building Supplies III	Nov. 2013	UK	1	28	9.4
Con-way Freight	Nov. 2013	US	7	105	4.4
Wolverine	Dec. 2013	US	1	469	3.6
Encanto	Dec. 2013	PR	18	65	6.0
Rheinmetall	Jan. 2014	GER	1	320	4.5
GE Aviation	Jan. 2014	US	1	369	6.5
Provident Financial	Feb. 2014	UK	1	117	16.4
Crown Crest	Feb. 2014	UK	1	806	19.6
Trane	Feb. 2014	US	1	25	4.4
Aviva	Mar. 2014	UK	1	132	10.0
DFS Trading I	Mar. 2014	UK	5	240	10.7
GSA I	Mar. 2014	US	1	135	3.1
National Oilwell Varco I	Mar. 2014	US	1	24	4.1
GSA II	Apr. 2014	US	2	25	3.6
OBI DIY	Apr. 2014	GER	1	144	4.6
DFS Trading II	Apr. 2014	UK	2	39	10.7
GSA III	Apr. 2014	US	2	28	3.5
GSA IV	May 2014	US	1	33	6.1
Indiana Department of Revenue	May 2014	US	1	99	3.5
National Oilwell Varco II	May 2014	US	1	23	10.7
Nissan	May 2014	US	1	462	9.3
GSA V	Jun. 2014	US	1	27	3.8
Lippert Components	Jun. 2014	US	1	539	7.2
Select Energy Services I	Jun. 2014	US	3	136	7.4
Bell Supply Co I	Jun. 2014	US	6	80	9.5
Axon Energy Products (2)	Jun. 2014	US	3	214	3.6
Lhoist	Jun. 2014	US	1	23	3.5
GE Oil & Gas	Jun. 2014	US	2	70	6.0
Select Energy Services II	Jun. 2014	US	4	143	7.4
Bell Supply Co II	Jun. 2014	US	2	19	9.5
Superior Energy Services	Jun. 2014	US	2	42	4.8
Amcor Packaging	Jun. 2014	UK	7	295	5.4
GSA VI	Jun. 2014	US	1	7	4.8
Nimble Storage	Jun. 2014	US	1	165	2.3
FedEx -3-Pack	Jul. 2014	US	3	339	3.0
Sandoz, Inc.	Jul. 2014	US	1	154	7.1
Wyndham	Jul. 2014	US	1	32	5.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	101	3.8
GSA VII	Jul. 2014	US	1	26	5.4
AT&T Services	Jul. 2014	US	1	402	7.1
PNC - 2-Pack	Jul. 2014	US	2	210	10.1
Fujitsu	Jul. 2014	UK	3	163	10.8
Continental Tire	Jul. 2014	US	1	91	3.1
Achmea	Jul. 2014	NETH	2	190	4.5
BP Oil	Aug. 2014	UK	1	3	6.3
Malthurst	Aug. 2014	UK	2	4	6.4
HBOS	Aug. 2014	UK	3	36	6.1
Thermo Fisher	Aug. 2014	US	1	115	5.2
Black & Decker	Aug. 2014	US	1	71	2.6
Capgemini	Aug. 2014	UK	1	90	3.8
Merck & Co.	Aug. 2014	US	1	146	6.2
Dollar Tree - 65-Pack	Aug. 2014	US	10	82	10.2
GSA VIII	Aug. 2014	US	1	24	5.1
Waste Management	Sep. 2014	US	1	84	3.5
Intier Automotive Interiors	Sep. 2014	UK	1	153	4.9
HP Enterprise Services	Sep. 2014	UK	1	99	6.7
FedEx II	Sep. 2014	US	1	12	4.8
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	3.3
Dollar General - 39-Pack	Sep. 2014	US	21	200	8.7
FedEx III	Sep. 2014	US	2	221	5.1
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	5.2
Kuka	Sep. 2014	US	1	200	5.0
CHE Trinity	Sep. 2014	US	2	374	3.4
FedEx IV	Sep. 2014	US	2	255	3.6
GE Aviation	Sep. 2014	US	1	102	3.5
DNV GL	Oct. 2014	US	1	82	5.7
Bradford & Bingley	Oct. 2014	UK	1	121	10.3
Rexam	Oct. 2014	GER	1	176	5.7
FedEx V	Oct. 2014	US	1	76	5.0
C&J Energy	Oct. 2014	US	1	96	4.3
Dollar Tree II	Oct. 2014	US	22	184	10.3
Panasonic	Oct. 2014	US	1	48	9.1
Onguard	Oct. 2014	US	1	120	4.5
Metro Tonic	Oct. 2014	GER	1	636	6.3
Axon Energy Products	Oct. 2014	US	1	26	5.3
Tokmanni	Nov. 2014	FIN	1	801	14.2
Fife Council	Nov. 2014	UK	1	37	4.6
GSA IX	Nov. 2014	US	1	28	2.8
KPN BV	Nov. 2014	NETH	1	133	7.5
RWE AG	Nov. 2014	GER	3	594	5.4
Follett School	Dec. 2014	US	1	487	5.5
Quest Diagnostics	Dec. 2014	US	1	224	5.2
Diebold	Dec. 2014	US	1	158	2.5
Weatherford Intl	Dec. 2014	US	1	20	6.3
AM Castle	Dec. 2014	US	1	128	5.3
FedEx VI	Dec. 2014	US	1	28	5.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Constellium Auto	Dec. 2014	US	1	321	10.4
C&J Energy II	Mar. 2015	US	1	125	4.3
Fedex VII	Mar. 2015	US	1	12	5.3
Fedex VIII	Apr. 2015	US	1	26	5.3
Crown Group I	Aug. 2015	US	2	204	4.5
Crown Group II	Aug. 2015	US	2	411	16.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	10.5
JIT Steel Services	Sep. 2015	US	2	127	10.5
Beacon Health System, Inc.	Sep. 2015	US	1	50	6.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	10.3
FedEx Ground	Sep. 2015	US	1	91	6.0
Office Depot	Sep. 2015	NETH	1	206	9.7
Finnair	Sep. 2015	FIN	4	656	5.2
Auchan	Dec. 2016	FR	1	152	4.1
Pole Emploi	Dec. 2016	FR	1	41	4.0
Sagemcom	Dec. 2016	FR	1	265	4.6
NCR Dundee	Dec. 2016	UK	1	132	7.4
FedEx Freight I	Dec. 2016	US	1	69	4.2
DB Luxembourg	Dec. 2016	LUX	1	156	4.5
ING Amsterdam	Dec. 2016	NETH	1	509	6.0
Worldline	Dec. 2016	FR	1	111	4.5
Foster Wheeler	Dec. 2016	UK	1	366	5.1
ID Logistics I	Dec. 2016	GER	1	309	5.3
ID Logistics II	Dec. 2016	FR	2	964	5.4
Harper Collins	Dec. 2016	UK	1	873	6.2
DCNS	Dec. 2016	FR	1	97	5.3
Cott Beverages Inc	Feb. 2017	US	1	170	7.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	7.2
Bridgestone Tire	Sep. 2017	US	1	48	8.1
GKN Aerospace	Oct. 2017	US	1	98	7.5
NSA-St. Johnsbury I	Oct. 2017	US	1	87	13.3
NSA-St. Johnsbury II	Oct. 2017	US	1	85	13.3
NSA-St. Johnsbury III	Oct. 2017	US	1	41	13.3
Tremec North America	Nov. 2017	US	1	127	8.3
Cummins	Dec. 2017	US	1	59	5.9
GSA X	Dec. 2017	US	1	26	10.5
NSA Industries	Dec. 2017	US	1	83	13.5
Chemours	Feb. 2018	US	1	300	8.6
Fiat Chrysler	Mar. 2018	US	1	128	8.7
Lee Steel	Mar. 2018	US	1	114	9.3
LSI Steel - 3 Pack	Mar. 2018	US	3	218	8.3
Contractors Steel Company	May 2018	US	5	1,392	8.6
FedEx Freight II	Jun. 2018	US	1	22	13.2
DuPont Pioneer	Jun. 2018	US	1	200	9.5
Rubbermaid - Akron OH	Jul. 2018	US	1	669	9.6
NetScout - Allen TX	Aug. 2018	US	1	145	11.2
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	19.3
FedEx - Greenville NC	Sep. 2018	US	1	29	13.6
Penske	Nov. 2018	US	1	606	9.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)		Average Remaining Lease Term (1)
NSA Industries	Nov. 2018	US	1	65		19.4
LKQ Corp.	Dec. 2018	US	1	58		11.6
Walgreens	Dec. 2018	US	1	86		6.4
Grupo Antolin	Dec. 2018	US	1	360		13.3
VersaFlex	Dec. 2018	US	1	113		19.5
Cummins	Mar. 2019	US	1	37		9.4
Stanley Security	Mar. 2019	US	1	80		9.0
Sierra Nevada	Apr. 2019	US	1	60		9.8
EQT	Apr. 2019	US	1	127		11.0
Hanes	Apr. 2019	US	1	276		9.3
Union Partners	May 2019	US	2	390		9.8
ComDoc	Jun. 2019	US	1	108		9.9
Metal Technologies	Jun. 2019	US	1	228		14.9
Encompass Health	Jun. 2019	US	1	199		14.5
Heatcraft	Jun. 2019	US	1	216		9.0
Total			288	28,332	(3)	8.0
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2019.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

(3)	Total square feet may not foot, due to rounding.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $12.6 million for the three months ended June 30, 2019, as compared to net income attributable to common stock holders of $5.3 million for the three months ended June 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants was $76.1 million and $71.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase in rental income was primarily driven by the impact of our 21 property acquisitions since June 30, 2018. The dispositions since that date did not materially impact rental income for the three months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The increase in revenue from tenants was partially offset by decreases during the three months ended June 30, 2019 of 5.5% in the average exchange rate for British Pounds Sterling (“GBP”) to U.S. Dollar (“USD”) and 5.8% in the EUR to USD, when compared to the same period last year. Also, during the three months ended June 30, 2019, we recognized bad debt expense of $0.1 million, which effective January 1, 2019, is recorded as a reduction to revenue from tenants. Prior period amounts are included in property operating expenses (see below and see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Property Operating Expenses
Property operating expenses were $7.0 million and $8.2 million for the three months ended June 30, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Prior to January 1, 2019, property operating expenses included provisions for bad debt expense associated with receivables we believed were doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expenses is recorded as an adjustment to revenue. The decrease in property operating expenses was due to decreases during the three months ended June 30, 2019 of 5.5% in the average exchange rate for GBP to USD and 5.8% in the EUR to USD, when compared to the same period last year.
During the three months ended June 30, 2018, we recognized bad debt expense of $61,000 for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.2 million and $7.1 million for the three months ended June 30, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase of $1.0 million in the Variable Base Management Fee resulting from the incremental additional net proceeds of approximately $335.0 million generated between July 1, 2018 and June 30, 2019 from sales of Series A Preferred Stock pursuant to our “at the market” equity program for our Series A Preferred Stock (the “Preferred Stock ATM Program”) and sales of Common Stock pursuant to our “at the market” equity offering program for Common Stock (the “ATM Program”). The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. During the three months ended June 30, 2019 and 2018, no Incentive Compensation was earned.
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended June 30, 2019 and 2018, property management fees were $1.5 million and $1.1 million, respectively. The increase was primarily driven by the impact of our acquisition of 21 properties since June 30, 2018. The dispositions since that date did not materially impact gross revenues for the three months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019.
Acquisition, Transaction and Other Costs
We recognized $0.8 million of acquisition, transaction and other costs during the three months ended June 30, 2019, which primarily related to litigation costs resulting from the termination of Moor Park Capital Partners LLP (the “Former Service Provider”). Acquisition, transaction and other costs during the three months ended June 30, 2018 were $1.1 million, which primarily related to litigation costs and costs to refinance foreign debt.
General and Administrative Expense
General and administrative expenses were $2.3 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation Expense
During the three months ended June 30, 2019, we recognized expense of $2.4 million which primarily relates to equity-based compensation related our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). This expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
During the three months ended June 30, 2018, we recognized a net reversal of 2017 expenses of $23,000, which primarily related to the reversal of prior equity-based compensation expense related to our multi-year outperformance agreement entered into with the Advisor in June 2015 (the “2015 OPP”). The reversal of expense related to the 2015 OPP was partially offset by expense from amortization of RSUs granted to our independent directors.
Through December 31, 2018, the 2015 OPP and 2018 OPP were remeasured at fair market value as of each balance sheet date with a cumulative effect adjustment based on the new value each period and vesting. As the value declined, prior accruals were reversed and income was recognized. Ultimately, the 2015 OPP resulted in no LTIP Units being earned upon final measurement at June 2, 2018.
Under new accounting guidance adopted by us on January 1, 2019 that applies to the 2018 OPP beginning on that date, the equity-based compensation expense calculated as of adoption of the new guidance is now fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $31.1 million and $29.8 million for the three months ended June 30, 2019 and 2018, respectively. The increase in the second quarter of 2019 as compared to the second quarter of 2018 is due to additional depreciation and amortization expense incurred primarily from our acquisition of 21 properties since June 30, 2018. The dispositions since that date did not materially impact depreciation and amortization expense for the three months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019. The increase in depreciation and amortization expense was partially offset by decreases during the three months ended June 30, 2019 of 5.5% in the average exchange rate for GBP to USD and 5.8% in the EUR to USD, when compared to the same period last year.
Interest Expense
Interest expense was $15.7 million and $14.4 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.7 billion as of June 30, 2018 to $1.8 billion as of June 30, 2019 and the weighted-average effective interest rate of our total debt was 3.1% as of June 30, 2018 and 3.0% as of June 30, 2019. The increase in interest expense was partially offset by decreases during the three months ended June 30, 2019 of 5.5% in the average exchange rate for GBP to USD and 5.8% in the EUR and USD, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings and interest rates, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.8 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. This amount, which relates to prepayment penalties, for the three months ended June 30, 2018 includes the reclassification of $1.3 million of costs which were previously classified as acquisition and transaction related costs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
Gain (Loss) on Dispositions of Real Estate Investments
During the three months ended June 30, 2019, we sold 63 properties located in the United States (62 Family Dollar retail stores and one industrial property) and one property located in the United Kingdom for a total contract sales price of $83.3 million, resulting in an aggregate gain of $6.9 million. During the three months ended June 30, 2018, we sold one real estate asset located in San Jose, California for a total contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivatives instruments of $1.4 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2019 and losses of $47,000 for the three months ended June 30, 2018.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended June 30, 2019, the average exchange rate for GBP to USD decreased by 5.5%, and the average exchange rate for Euro to USD decreased by 5.8%, when compared to the same period last year.

Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.8 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively.
Comparison of the Six Months Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $18.4 million for the six months ended June 30, 2019, as compared to net income attributable to common stock holders of $7.6 million for the six months ended June 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Rental income was $141.4 million and $129.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase in rental income was primarily driven by the impact of our 21 property acquisitions since June 30, 2018. The dispositions since that date did not materially impact rental income for the six months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The increase in revenue from tenants was partially offset by decreases during the six months ended June 30, 2019 of 6.0% in the average exchange rate for GBP to USD and 6.7% in the EUR to USD, when compared to the same period last year. Also, during the six months ended June 30, 2019, we recognized bad debt expense of $0.1 million, which effective January 1, 2019, is recorded as a reduction to revenue from tenants. Prior period amounts are included in property operating expenses (see below and see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Property Operating Expenses
Property operating expenses were $14.4 million and $15.7 million for the six months ended June 30, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. Prior to January 1, 2019, property operating expense included provisions for bad debt expense associated with receivables we believed were doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expenses is recorded as an adjustment to revenue. The decrease in property operating expenses was due to decreases during the six months ended June 30, 2019 of 6.0% in the average exchange rate for GBP to USD and 6.7% in the EUR to USD, when compared to the same period last year.
During the six months ended June 30, 2018 we recognized bad debt expense of $0.1 million for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $16.2 million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, prior to the termination of the Former Service Provider effective in March 2018. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase of $2.1 million in the Variable Base Management Fee resulting from the incremental additional net proceeds of approximately $335.0 million generated between July 1, 2018 and June 30, 2019 from sales of Series A Preferred Stock pursuant to the Preferred Stock ATM Program and sales of Common Stock pursuant to the ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. During the six months ended June 30, 2019 and 2018, no Incentive Compensation was earned.

Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the six months ended June 30, 2019 and 2018, property management fees were $2.8 million and $2.3 million, respectively. The increase in property management fees was primarily driven by the impact of our acquisition of 21 properties since June 30, 2018. The dispositions since that date did not materially impact gross revenues for the six months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019.
Acquisition, Transaction, and Other Costs
We recognized $1.1 million of acquisition and transaction costs during the six months ended June 30, 2019, which primarily consist of costs related to the termination of the Former Service Provider. During the six months ended June 30, 2018, acquisition and transaction related expenses totaled $2.4 million, which included litigation costs of $1.4 million and costs to refinance foreign debt of $0.5 million.
General and Administrative Expense
General and administrative expenses were $5.5 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The increase for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the increase in professional fees.
Equity-Based Compensation Expense
During the six months ended June 30, 2019 and 2018, we recognized expense of $4.5 million and income of $0.9 million, respectively, for equity-based compensation, which primarily relates to equity-based compensation related our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). This expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
During the six months ended June 30, 2018, we recognized a net reversal of 2017 expenses of $0.9 million, which primarily related to the reversal of prior equity-based compensation expense related to our multi-year outperformance agreement entered into with the Advisor in June 2015 (the “2015 OPP”). The reversal of expense related to the 2015 OPP was partially offset by expense from amortization of RSUs granted to our independent directors.
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
Depreciation and Amortization
Depreciation and amortization expense was $62.4 million and $59.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in the first six months of 2019 compared to the first six months of 2018 is due to additional depreciation and amortization expense incurred from our acquisition of 21 properties since June 30, 2018. The dispositions since that date did not materially impact depreciation and amortization expense for the six months ended June 30, 2019 because most of the dispositions occurred toward the end of June 2019. The increase in depreciation and amortization expense was partially offset by decreases during the six months ended June 30, 2019 of 6.0% in the average exchange rate for GBP to USD and 6.7% in the EUR to USD, when compared to the same period last year.
Interest Expense
Interest expense was $30.9 million and $27.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.7 billion as of June 30, 2018 to $1.8 billion as of June 30, 2019 and the weighted-average effective interest rate of our total debt was 3.1% as of June 30, 2018 and 3.0% as of June 30, 2019. The increase in interest expense was partially offset by decreases during the six months ended June 30, 2019 of 6.0% in the average exchange rate for GBP to USD and 6.7% in the EUR to USD, when compared to the same period last year.

We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings and interest rates, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.8 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. This amount, which relates to prepayment penalties for the six months ended June 30, 2018 includes the reclassification of $1.3 million of costs which were previously classified as acquisition and transaction related costs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
Gain (Loss) on Dispositions of Real Estate Investments
During the six months ended June 30, 2019, we sold 64 properties located in the United States (62 Family Dollar retail stores and two industrial properties) and one property located in the United Kingdom for a total contract sales price of $92.8 million, resulting in a gain of $7.8 million.
During the six months ended June 30, 2018, we sold one real estate asset located in San Jose, California for a total contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $1.6 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
During the six months ended June 30, 2019 and 2018, we recorded gains on undesignated foreign currency advances and other hedge ineffectiveness of $0.1 million and losses of $0.1 million, respectively.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the six months ended June 30, 2019, the average exchange rate for GBP to USD decreased by 6.0%, and the average exchange rate for Euro to USD decreased by 6.7%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expenses as a result of timing differences in taxation across jurisdictions. Income tax expense was $1.7 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.
Cash Flows from Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $71.2 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2019 reflect net income of $23.6 million, adjusted for non-cash items of $67.3 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $10.9 million.
During the six months ended June 30, 2018, net cash provided by operating activities was $71.0 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2018 reflect net income of $12.6 million adjusted for non-cash items of $59.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $2.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 of $135.5 million was driven by property acquisitions of $211.0 million, property acquisition deposits of $2.3 million and capital expenditures of $12.1 million. These cash uses were partially offset by net proceeds from asset dispositions of $89.9 million during the six months ended June 30, 2019.
Net cash used in investing activities during the six months ended June 30, 2018 of $168.1 million was driven by property acquisitions of $161.8 million, property acquisition deposits of $24.6 million and capital expenditures of $0.5 million. These cash uses were partially offset by cash from asset dispositions of $19.4 million during the six months ended June 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities of $153.1 million during the six months ended June 30, 2019 related to proceeds from mortgage notes payable of $375.4 million, net proceeds from issuance of Common Stock of $150.6 million and net proceeds from issuance of Series A Preferred Stock of $13.5 million, partially offset by net repayment of amounts outstanding under our Revolving Credit Facility of $104.0 million, payments of financing costs of $5.8 million, payments on mortgage notes payable of $213.2 million, dividends paid to common stockholders of $58.2 million and dividends paid to preferred stockholders of $4.9 million.

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
Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $178.7 million and $100.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects to use operating income from our existing properties and properties we expect to acquire to fund operating expenses, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the six months ended June 30, 2019, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from our other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our ATM Program or Preferred Stock ATM Program (or any similar future program), proceeds from other future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock or Series A Preferred Stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 - Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). In addition, if we dispose of properties, we may use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions - Six Months Ended June 30, 2019
During the six months ended June 30, 2019, we acquired eleven properties for $211.0 million, including capitalized acquisition costs. The acquisition of nine of these properties for $187.5 million, including capitalized acquisition costs, was completed during the three months ended June 30, 2019. During the three months ended June 30, 2019, our acquisitions were primarily funded with financing activity, which includes net proceeds from our refinancing activities and borrowings under the Revolving Credit Facility, and proceeds from our Preferred Stock ATM Program. During the six months ended June 30, 2019, our acquisitions were primarily funded with the proceeds raised from our ATM Program during January 2019, proceeds from dispositions, proceeds from our Preferred Stock ATM Program and financing activity, which includes net proceeds from our refinancing activities and borrowings under the Revolving Credit Facility. Also, during the three months ended March 31, 2019, we funded, using the same sources, $11.4 million of capital expenditures to expand and remodel four properties that are leased to a single tenant, in exchange for increased annual rent at the respective properties. For additional information on activity related to the Revolving Credit Facility, see “-Borrowings” below.
During the six months ended June 30, 2019, we sold 64 properties located in the United States (62 Family Dollar retail stores and two industrial properties) and one property located in the United Kingdom for a total contract sales price of $92.8 million. Of the 65 properties sold dung the six months ended June 30, 2019, only one property was sold during the three months ended March 31, 2019, for a total contract sales price of $9.5 million, and only one property had a mortgage loan at the time of sale. This mortgage loan of approximately $5.0 million is expected to be repaid in the third quarter of 2019. The substantial majority of the net proceeds from these dispositions were received at the end of the second quarter of 2019, and we have used, and expect to continue to use, these net proceeds primarily to fund future acquisitions.
Acquisitions and Dispositions Subsequent to June 30, 2019, in Addition to Pending Transactions
Subsequent to June 30, 2019, we acquired six properties, all located in the United States, for an aggregate total base purchase price of approximately $48.7 million, excluding acquisition related costs. These acquisitions were funded with proceeds from recent dispositions. We have signed two definitive purchase and sale agreements (“PSAs”) to acquire a total of three net lease properties, all of which are located in the United States, for an aggregate purchase price of approximately $25.2 million. We have signed two non-binding letters of intent (“LOIs”) to acquire a total of four net lease properties, all located in the United States, for an aggregate purchase price of $62.7 million. We have also entered into an LOI for a lease amendment that will increase the annual rent at one of our existing properties in exchange for our funding of $12.5 million in capital expenditures to expand and remodel the property. The PSAs are subject to conditions and the LOIs may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
We have entered into definitive PSAs to dispose of a total of four net lease properties. One of the properties is located in the United States and three are located in Germany. The United States disposition is for an aggregate contract sales price of approximately $13.0 million, and there is no debt secured by this property. The Germany dispositions are for a contract sales price of €135.0 million and are expected to generate €72.5 million after repayment of associated debt. Additionally, we have signed an LOI to dispose of 32 properties, all of which are leased to Family Dollar and located in the United States, for an aggregate contract sales price of approximately $40.0 million. The PSAs are subject to conditions and the LOI may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future dispositions or other investments, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
Common Stock
We have the ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock from time to time through our sales agents. During January 2019, we sold 7.8 million shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $1.2 million. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the ATM Program and in February 2019, we terminated our existing equity distribution agreement, and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of the ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. We did not sell any shares of Common Stock under the new equity distribution agreement during February or March 2019 or the three months ended June 30, 2019.

Preferred Stock
In March 2018, we established the Preferred Stock ATM Program, an “at the market” equity offering program for our Series A Preferred Stock pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the three months ended June 30, 2019, we sold 472,854 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $12.1 million, before commissions paid of approximately $0.2 million and additional issuance costs of approximately $0.2 million. During the six months ended June 30, 2019, we sold 540,958 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $13.8 million, before commissions paid of approximately $0.2 million and additional issuance costs of approximately $0.3 million.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”
Borrowings
As of June 30, 2019, we had total debt outstanding of $1.8 billion, with a weighted-average interest rate per annum equal to 3.0%, consisting of secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs, outstanding borrowings under our Revolving Credit Facility of $259.5 million and a total outstanding balance on our term loan of $277.4 million, net of deferred financing costs. As of December 31, 2018, we had outstanding advances under our Revolving Credit Facility of $363.9 million. We used the net proceeds of $150.5 million from sales under the ATM Program during January 2019 to repay $130.0 million of amounts outstanding under the Revolving Credit Facility and we repaid an additional $90.0 million with proceeds from a new multi-tenant mortgage loan in April 2019. These paydowns were partially offset by additional draws of $116.0 million to fund acquisitions, resulting in a $104.4 million net decrease in the Revolving Credit Facility balance during the six months ended June 30, 2019. We may similarly repay and then re-borrow additional amounts to fund our existing pipeline of acquisitions and other investment transactions in the future.
On August 1, 2019, we, through the OP, entered into an amendment and restatement of the credit agreement related to our Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants. Following the closing of the Credit Facility Amendment, the aggregate amount outstanding under the Credit Facility increased by $39.4 million in based on USD equivalents. The additional borrowings are expected to be used for acquisitions.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of June 30, 2019, approximately $90.7 million was available for future borrowings under the Revolving Credit Facility.
As of June 30, 2019, 84.6% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.0% per annum. As of June 30, 2019, 15.4% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.0% per annum. The total gross carrying value of unencumbered assets as of June 30, 2019 was $1.3 billion, of which approximately $1.0 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 49.4% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2019. See Note 6 — Fair Value of Financial Instruments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for fair value of such debt as of June 30, 2019. As of June 30, 2019, the weighted-average maturity of our indebtedness was 4.6 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
On June 12, 2019, we borrowed €120.0 million secured by three of our properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.383% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.
On May 10, 2019, we borrowed €51.5 million, secured by five of our properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at our option to February 29, 2024 subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. We also entered into a swap to fix the interest rate for 80% of the principal amount. The net proceeds from the loan were used to repay all €35.6 million outstanding in mortgage indebtedness that previously encumbered the properties that secure the loan.
On April 12, 2019, we, through certain wholly owned subsidiaries, borrowed $97.5 million, secured by 16 of our single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.0 million was used to repay outstanding indebtedness under the Revolving Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due on the maturity date. We may prepay the loan in whole or in part at any time, subject to certain fees depending on the timing and other circumstances of the prepayment.
On February 6, 2019, we, through certain wholly owned subsidiaries, borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages on our five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
In January 2019, we repaid two maturing mortgage loans in full using approximately $17.3 million of cash on hand.
For the year ending December 31, 2019, we have future scheduled principal payments on our mortgage notes of $180.7 million, with a weighted average interest rate of 2.5% per year. We are working to complete a refinancing of the mortgages of the properties we own in France, with an aggregate outstanding balance of $56.9 million as of June 30, 2019 that are scheduled to mature in December 2019. The mortgage loan encumbering three of our properties in Germany with an aggregate outstanding balance of $71.1 million as of June 30, 2019 is scheduled to mature in October 2019, but these properties are under contract to be sold, and we expect to use a portion of the proceeds from that sale to repay the debt associated the properties prior to its maturity. However, there can be no assurance as to when the refinancing will be completed or on what terms, and there can be no assurance the pending disposition will be completed on its current terms, or at all.
Credit Facility
On July 24, 2017, we, through the OP, entered into our Credit Facility with KeyBank National Association, and on August 1, 2019, we amended and restated our Credit Facility pursuant to the Credit Facility Amendment. Based on USD equivalents at the closing of the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion from approximately $906.2 million. As of June 30, 2019, we had an outstanding balance of $259.5 million under the Revolving Credit Facility and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Following the closing of the Credit Facility Amendment, the entire €359.6 million ($400.0 million based on USD equivalents) total commitment with the respect to the Term Loan component was outstanding, and $170.7 million of the $835.0 million total commitment with the respect to the Revolving Credit Facility component was outstanding. Based on USD equivalents, this represented an increase of $39.4 million in the aggregate amount outstanding under the Credit Facility.
Following the Credit Facility Amendment, upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from a maximum of $950.0 million prior to the Credit Facility Amendment. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at our option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility now matures on August 1, 2023, subject to two six-month extensions at our option, and the Term Loan now matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of June 30, 2019, the Credit Facility had a weighted-

average effective interest rate of 2.6% after giving effect to interest rate swaps in place. Following the Credit Facility Amendment, the Credit Facility had a weighted-average effective interest rate of 2.30% after giving effect to interest rate swaps in place.
Our Credit Facility requires us, through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base.
We may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under our Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. Our Credit Facility also imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2019, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.

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
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to common stockholders (in accordance with GAAP)	$12,621	$5,288	$18,412	$7,649
Depreciation and amortization	31,084	29,813	62,387	59,309
(Gain) loss on dispositions of real estate investments	(6,923)	3,818	(7,815)	3,818
FFO (as defined by NAREIT) attributable to common stockholders	36,782	38,919	72,984	70,776
Acquisition, transaction and other costs (1)	847	1,114	1,109	2,439
Loss on extinguishment of debt	765	1,285	765	1,285
Fire recovery	—	(1)	—	(80)
Core FFO attributable to common stockholders	38,394	41,317	74,858	74,420
Non-cash equity-based compensation	2,429	(23)	4,538	(855)
Non-cash portion of interest expense	1,177	1,499	2,919	2,400
Amortization of above- and below- market leases and ground lease assets and liabilities, net	344	500	681	1,052
Straight-line rent	(1,931)	(1,833)	(3,557)	(3,336)
Unrealized loss (gain) on undesignated foreign currency advances and other hedge ineffectiveness	—	47	(76)	90
Eliminate unrealized gains on foreign currency transactions (2)	(455)	(6,256)	(3)	(3,706)
Amortization of mortgage discounts and premiums, net and mezzanine discount	100	263	202	530
AFFO attributable to common stockholders	$40,058	$35,514	$79,562	$70,595

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$36,782	$38,919	$72,984	$70,776
Core FFO attributable to common stockholders	$38,394	$41,317	$74,858	$74,420
AFFO attributable to common stockholders	$40,058	$35,514	$79,562	$70,595
______________________________

(1)
For the three and six months ended June 30, 2019, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider. For the three and six months ended June 30, 2018, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider and costs to refinance foreign debt.

(2)
For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2019, gains on derivative instruments were $1.4 million, which consisted of unrealized gains of $0.5 million and realized gains of $0.9 million. For the six months ended June 30, 2019, gains on derivative instruments were $1.6 million, all of which consisted of realized gains. For the three months ended June 30, 2018, gains on derivative instruments were $6.3 million, which were primarily comprised of unrealized gains. For the six months ended June 30, 2018, gains on derivative instruments were $3.4 million, which were comprised of unrealized gains of $3.7 million and realized losses of $0.3 million.

Dividends
Historically, and through March 31, 2019, we generally paid dividends on our Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to Common Stock holders of record on the applicable record date during the month at an annualized rate of $2.13 per share, or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. On April 5, 2019, our board of directors approved a change in our Common Stock dividend policy. Accordingly, consistent with our peers, we anticipate paying future dividends authorized by our board of directors on shares of our Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stock holders of record on the record date for such payment. This change affects the frequency of dividend payments only, and does not impact our annualized dividend rate on our Common Stock of $2.13. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.

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
Under the terms of our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock that we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, based on a threshold level of our Adjusted FFO as defined in our Credit Facility. Pursuant to the Credit Facility Amendment, this maximum threshold was increased from 95% to 100% of Adjusted FFO for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of Adjusted FFO prior to the Credit Facility Amendment and 105% of Adjusted FFO after the Credit Facility Amendment. Following the Credit Facility Amendment, from and after the time we obtain and continue to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable.
In November, 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we could use to pay cash distributions for the quarter ended December 31, 2018. During 2019, we used the applicable exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019. There can be no assurance that the lenders under our Credit Facility will agree to any amendments to the covenant impacting our ability to pay distributions.
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

Cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends and distributions:

	Three Months Ended				Six Months Ended June 30, 2019
	March 31, 2019		June 30, 2019
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends to holders of Common Stock	$43,270		$14,883		$58,153
Dividends to holders of Series A Preferred Stock	2,455		2,485		4,940
Distributions to holders of LTIP Units	134		136		270
Total dividends and distributions	$45,859		$17,504		$63,363

Source of dividend and distribution coverage:
Cash flows provided by operations	$24,751		$19,989		$44,740
Dividends to preferred stockholders	(2,455)		(2,485)		(4,940)
Cash flows provided by operations - after payment of Series A Preferred Stock dividends	22,296	48.6%	17,504	100.0%	39,800	62.8%
Available cash on hand	23,563	51.4%	—	—%	23,563	37.2%
Total sources of dividend and distribution coverage	$45,859	100.0%	$17,504	100.0%	$63,363	100.0%

Cash flows provided by operations (GAAP basis)	$24,751		$46,493		$71,244

Net income attributable to common stockholders (in accordance with GAAP)	$5,791		$6,830		$12,621
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
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at June 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Former Service Provider Complaint

Reference is made to the information disclosed under Part II, Item 1 — Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, or redeem or otherwise repurchase shares of our capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock we may issue in a future offering, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO as discussed and analyzed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO.
In November 2018, the lenders under our Credit Facility consented to an increase in the maximum amount we could use to pay cash distributions for the quarter ended December 31, 2018, and, in August 2019, the lenders under our Credit Facility agreed to the Credit Facility Amendment, an amendment and restatement of our Credit Facility that, among other things, increased the maximum amount we may use to pay cash distributions. There can be no assurance that the lenders under our Credit Facility will agree to any amendments to the covenant impacting our ability to pay distributions.
Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. Our cash flows provided by operations were $71.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we paid dividends of $63.4 million, which includes payments to holders of our Common and Series A Preferred Stock and distributions to holders of LTIP Units. Of these payments, $39.8 million, or 62.8%, was funded from cash flows provided by operations after payment of preferred dividends and $23.6 million was funded from cash on hand, consisting of proceeds from borrowings. During April 2019, we changed our dividend policy so that we now pay dividends quarterly instead of monthly. While this change did not impact our annualized dividend rate on our Common Stock of $2.13, it did reduce the amount of dividends we paid, and the cash needed to fund those payments, during the three months ended June 30, 2019 compared to prior quarters. Our dividend payments, and the amount of cash needed to fund them, will increase in future quarters.
Our ability to comply with the restrictions on the payment of distributions in our Credit Facility depends on our ability to generate sufficient cash flows from our existing properties and through acquisitions or otherwise such that our cash flows in the applicable periods that exceed the level of Adjusted FFO required by the restrictions. There can be no assurance that we will be able to do so or that we will complete acquisitions or other investments on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and distributions), our ability to comply with the restrictions on the payment of distributions in our Credit Facility may be adversely affected.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 7, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.4 (1)	Articles of Amendment filed on February 27, 2019.
10.1 (4)
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

10.2 (5)
Amendment No. 2, dated as of June 21, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, and Ladenburg Thalmann & Co. Inc.

10.3 (5)
Amendment No. 1, dated as of June 21, 2019, to Equity Distribution Agreement, dated March 23, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Ladenburg Thalmann & Co., BMO Capital Markets Corp., B. Riley FBR, Inc. and D.A. Davidson & Co.

10.4 (6)
First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.5 (6)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.6 (6)
First Amended and Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

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

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________________________

*	Filed herewith
(1) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.
(4) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2019.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2019.