Form 10-Q
period 2019-09-30
Global Net Lease, Inc.
filed 2019-11-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2019, the registrant had 89,458,340 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost (Note 3):
Land	$388,269	$398,911
Buildings, fixtures and improvements	2,463,275	2,345,202
Construction in progress	8,185	1,235
Acquired intangible lease assets	641,307	675,551
Total real estate investments, at cost	3,501,036	3,420,899
Less accumulated depreciation and amortization	(499,507)	(437,974)
Total real estate investments, net	3,001,529	2,982,925
Assets held for sale	107,868	112,902
Cash and cash equivalents	305,962	100,324
Restricted cash	3,950	3,369
Derivative assets, at fair value (Note 7)	7,473	8,730
Unbilled straight-line rent	51,195	47,183
Operating lease right-of-use asset (Note 9)	49,274	—
Prepaid expenses and other assets	41,827	22,245
Due from related parties	20	16
Deferred tax assets	3,254	3,293
Goodwill and other intangible assets, net	21,595	22,180
Deferred financing costs, net	14,652	6,311
Total Assets	$3,608,599	$3,309,478

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,366,818	$1,129,807
Revolving credit facility (Note 5)	101,405	363,894
Term loan, net (Note 5)	389,885	278,727
Acquired intangible lease liabilities, net	31,559	35,757
Derivative liabilities, at fair value (Note 7)	10,638	3,886
Due to related parties	299	790
Accounts payable and accrued expenses	20,741	31,529
Operating lease liability (Note 9)	23,547	—
Prepaid rent	20,338	16,223
Deferred tax liability	14,603	15,227
Taxes payable	3	2,228
Dividends payable	3,416	2,664
Total Liabilities	1,983,252	1,880,732
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 13,409,650 shares authorized, 6,682,448 and 5,416,890 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	67	54
Common Stock, $0.01 par value, 150,000,000 shares authorized, 89,458,340 shares issued and outstanding as of September 30, 2019; 100,000,000 shares authorized, 76,080,625 shares issued and outstanding as of December 31, 2018	2,225	2,091
Additional paid-in capital	2,322,419	2,031,981
Accumulated other comprehensive (loss) income	(14,618)	6,810
Accumulated deficit	(694,714)	(615,448)
Total Stockholders’ Equity	1,615,379	1,425,488
Non-controlling interest	9,968	3,258
Total Equity	1,625,347	1,428,746
Total Liabilities and Equity	$3,608,599	$3,309,478

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from tenants	$77,942	$71,924	$229,529	$210,981

Expenses (income):
Property operating	8,205	5,301	22,613	20,982
Fire recovery	—	31	—	(49)
Operating fees to related parties	8,220	6,956	24,425	20,925
Impairment charges	6,375	—	6,375	—
Acquisition, transaction and other costs (Note 9)	192	2,804	1,301	5,243
General and administrative	3,250	3,215	8,774	7,822
Equity-based compensation	2,501	2,053	7,039	1,198
Depreciation and amortization	31,620	30,195	94,007	89,504
Total expenses	60,363	50,555	164,534	145,625
Operating income before gain (loss) on dispositions of real estate investments	17,579	21,369	64,995	65,356
Gain (loss) on dispositions of real estate investments	6,977	(1,933)	14,792	(5,751)
Operating income	24,556	19,436	79,787	59,605
Other income (expense):
Interest expense	(16,154)	(15,104)	(47,005)	(42,494)
Loss on extinguishment of debt	(563)	(2,612)	(1,328)	(3,897)
Gain on derivative instruments	3,044	1,290	4,674	4,688
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	108	76	18
Other (loss) income	(2)	44	21	67
Total other expense, net	(13,675)	(16,274)	(43,562)	(41,618)
Net income before income tax	10,881	3,162	36,225	17,987
Income tax expense	(940)	(530)	(2,680)	(2,800)
Net income	9,941	2,632	33,545	15,187
Preferred Stock dividends	(3,081)	(2,455)	(8,273)	(7,361)
Net income attributable to common stockholders	$6,860	$177	$25,272	$7,826

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.08	$—	$0.30	$0.11
Weighted average shares outstanding:
Basic	85,254,638	69,441,639	83,539,304	68,014,855
Diluted	86,202,582	69,441,639	84,487,248	68,417,253
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,941	$2,632	$33,545	$15,187

Other comprehensive income (loss)
Cumulative translation adjustment	(7,605)	(3,735)	(9,216)	(9,813)
Designated derivatives, fair value adjustments	(3,031)	1,721	(11,880)	7,468
Other comprehensive loss	(10,636)	(2,014)	(21,096)	(2,345)

Comprehensive income (loss)	(695)	618	12,449	12,842

Preferred Stock dividends	(3,081)	(2,455)	(8,273)	(7,361)

Comprehensive income (loss) attributable to common stockholders	$(3,776)	$(1,837)	$4,176	$5,481
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	13,377,715	134	258,470	—	—	258,604	—	258,604
Issuance of Preferred Stock, net	1,265,558	13	—	—	31,639	—	—	31,652	—	31,652
Dividends declared:
Common stock, $1.59 per share (Note 8)	—	—	—	—	—	—	(103,265)	(103,265)	—	(103,265)
Preferred stock, $1.35 per share	—	—	—	—	—	—	(8,273)	(8,273)	—	(8,273)
Equity-based compensation	—	—	—	—	329	—	—	329	6,710	7,039
Distributions to non-controlling interest holders	—	—	—	—	—	—	(405)	(405)	—	(405)
Net Income	—	—	—	—	—	—	33,545	33,545	—	33,545
Cumulative translation adjustment	—	—	—	—	—	(9,216)	—	(9,216)	—	(9,216)
Designated derivatives, fair value adjustments	—	—	—	—	—	(11,880)	—	(11,880)	—	(11,880)
Balance, September 30, 2019	6,682,448	$67	89,458,340	$2,225	$2,322,419	$(14,618)	$(694,714)	$1,615,379	$9,968	$1,625,347

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	1,545,627
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock, net	—	—	5,596,440	56	107,962	—	—	108,018	—	108,018
Issuance of Preferred Stock, net	724,600	8	—	—	18,132	—	—	18,140	—	18,140
Dividends declared:
Common stock, $0.53 per share (Note 8)	—	—	—	—	—	—	(45,028)	(45,028)	—	(45,028)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Equity-based compensation	—	—	—	—	142	—	—	142	2,359	2,501
Distributions to non-controlling interest holders	—	—	—	—	—	—	(135)	(135)	—	(135)
Net Income	—	—	—	—	—	—	9,941	9,941	—	9,941
Cumulative translation adjustment	—	—	—	—	—	(7,605)	—	(7,605)	—	(7,605)
Designated derivatives, fair value adjustments	—	—	—	—	—	(3,031)	—	(3,031)	—	(3,031)
Balance, September 30, 2019	6,682,448	$67	89,458,340	$2,225	$2,322,419	$(14,618)	$(694,714)	$1,615,379	$9,968	$1,625,347
The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Issuance of Common Stock, net	—	—	4,784,311	48	94,101	—	—	94,149	—	94,149
Issuance of Preferred Stock, net	7,240	—	—	—	(247)	—	—	(247)	—	(247)
Dividends declared:
Common stock, $1.59 per share	—	—	—	—	—	—	(108,430)	(108,430)	—	(108,430)
Preferred stock, $1.35 per share	—	—	—	—	—	—	(7,361)	(7,361)	—	(7,361)
Equity-based compensation	—	—	—	—	352	—	—	352	846	1,198
Distributions to non-controlling interest holders	—	—	—	—	—	—	(448)	(448)	—	(448)
Net Income	—	—	—	—	—	—	15,187	15,187	—	15,187
Cumulative translation adjustment	—	—	—	—	—	(9,813)	—	(9,813)	—	(9,813)
Designated derivatives, fair value adjustments	—	—	—	—	—	7,468	—	7,468	—	7,468
Balance, September 30, 2018	5,416,890	$54	72,071,542	$2,051	$1,954,264	$17,102	$(569,448)	$1,404,023	$1,923	$1,405,946

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2018	5,413,665	$54	67,306,615	$2,003	$1,859,990	$19,116	$(532,566)	$1,348,597	$—	$1,348,597
Issuance of Common Stock, net	—	—	4,764,927	48	94,173	—	—	94,221	—	94,221
Issuance of Preferred Stock, net	3,225	—	—	—	(28)	—	—	(28)	—	(28)
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	(36,769)	(36,769)	—	(36,769)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,455)	(2,455)	—	(2,455)
Equity-based compensation	—	—	—	—	129	—	—	129	1,923	2,052
Distributions to non-controlling interest holders	—	—	—	—	—	—	(290)	(290)	—	(290)
Net Income	—	—	—	—	—	—	2,632	2,632	—	2,632
Cumulative translation adjustment	—	—	—	—	—	(3,735)	—	(3,735)	—	(3,735)
Designated derivatives, fair value adjustments	—	—	—	—	—	1,721	—	1,721	—	1,721
Balance, September 30, 2018	5,416,890	$54	72,071,542	$2,051	$1,954,264	$17,102	$(569,448)	$1,404,023	$1,923	$1,405,946

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$33,545	$15,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,167	48,153
Amortization of intangibles	45,840	41,351
Amortization of deferred financing costs	4,825	3,738
Amortization of mortgage discounts and premiums, net	232	1,131
Amortization of below-market lease liabilities	(2,900)	(2,703)
Amortization of above-market lease assets	3,286	3,500
Amortization of above- and below- market ground lease assets	636	743
Bad debt expense	—	184
Unbilled straight-line rent	(5,063)	(4,828)
Equity-based compensation	7,039	1,198
Unrealized loss (gain) on foreign currency transactions, derivatives, and other	(1,673)	(4,921)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	76	(18)
Payments for settlement of derivatives	(1,773)	—
Loss on extinguishment of debt	1,328	3,897
(Gain) loss on disposition of real estate investments	(14,792)	5,751
Impairment charges	6,375	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(16,232)	(11,962)
Deferred tax assets	39	30
Accounts payable and accrued expenses	(12,373)	6,237
Prepaid rent	4,116	(1,277)
Deferred tax liability	(624)	(444)
Taxes payable	(2,225)	(1,550)
Net cash provided by operating activities	97,849	103,397
Cash flows from investing activities:
Investment in real estate and real estate related assets	(309,003)	(267,379)
Deposits for real estate acquisitions	(1,051)	(3,775)
Capital expenditures	(13,686)	(2,614)
Proceeds from dispositions of real estate investments	141,538	23,310
Payments for settlement of net investment hedges	—	(561)
Net cash used in investing activities	(182,202)	(251,019)
Cash flows from financing activities:
Borrowings under revolving credit facilities	240,264	247,000
Repayments on revolving credit facilities	(499,649)	(87,375)
Proceeds from mortgage notes payable	579,369	332,424
Payments on mortgage notes payable	(307,813)	(317,595)
Deposits on mortgages	—	(200)
Payments on early extinguishment of debt charges	(426)	(2,398)
Proceeds from issuance of common stock, net	258,604	94,149
Proceeds from issuance of preferred stock, net	31,652	(247)
Proceeds from term loan	124,264	60,706
Payments of financing costs	(19,000)	(6,200)
Dividends paid on Common Stock	(103,141)	(108,352)
Dividends paid on Preferred Stock	(7,646)	(7,357)
Distributions to non-controlling interest holders	(405)	(448)
Net cash provided by financing activities	296,073	204,107
Net change in cash, cash equivalents and restricted cash	211,720	56,485
Effect of exchange rate changes on cash	(5,501)	(5,533)
Cash, cash equivalents and restricted cash, beginning of period	103,693	107,727
Cash, cash equivalents and restricted cash, end of period	$309,912	$158,679

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents, end of period	$305,962	$155,188
Restricted cash, end of period	3,950	3,491
Cash, cash equivalents and restricted cash, end of period	$309,912	$158,679

Supplemental Disclosures:
Cash paid for interest	$45,270	$37,766
Cash paid for income taxes	5,155	4,350
Non-Cash Financing Activity:
Loss on extinguishment of debt	902	1,499

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
As of September 30, 2019, the Company owned 264 properties consisting of 28.9 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2019, 59.0% of the Company’s properties are located in the U.S. and 41.0% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2019, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
September 30, 2019
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets or liabilities may include the value of in-place leases, above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2019 and the year ended December 31, 2018 were asset acquisitions.
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
September 30, 2019
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of September 30, 2019, these leases had an average remaining lease term of 8.0 years. Since many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements previously reported under ASC 840 on a single line as well. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of September 30, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$71,010
2020	285,409
2021	286,619
2022	277,834
2023	255,818
2024	213,361
Thereafter	788,523
$2,178,574
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.23 for British Pounds Sterling (“GBP”) and €1.00 to $1.09 for EUR as of September 30, 2019 for illustrative purposes, as applicable.
As of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
Thereafter	856,838
Total	$2,208,043
___________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the nine-month period ended September 30, 2018, such amount was $0.2 million. The Company did not record any bad debt expense during the nine months ended September 30, 2019.
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
September 30, 2019
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Pending Adoption as of September 30, 2019:
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020. The Company is currently evaluating the potential impact of this new guidance.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2019 and 2018, and, in the case of assets located outside of the United States, based on the exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$22,441	$24,269
Buildings, fixtures and improvements	243,545	205,990
Total tangible assets	265,986	230,259
Acquired intangible lease assets:
In-place leases	44,256	42,031
Above-market lease assets	406	48
Below-market lease liabilities	(1,645)	(4,959)
Cash paid for acquired real estate investments	$309,003	$267,379
Number of properties purchased	20	17

Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment charges for the intangible assets associated with the Company’s real estate investments.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within Gain (loss) on dispositions of real estate investments in the consolidated statements of operations.
During the three months ended September 30, 2019, the Company sold 33 properties in the United States (32 Family Dollar retail stores and one industrial property) for a total contract sales price of $53.0 million, resulting in an aggregate gain of $7.0 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended September 30, 2019.
During the nine months ended September 30, 2019, the Company sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties) and one property located in the United Kingdom for a total contract sales price of $145.8 million, resulting in an aggregate gain of $14.8 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the nine months ended September 30, 2019.
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
In addition to the sale of the real estate asset located in Vandalia, Ohio, the Company sold one other real estate asset, located in San Jose, California, during the nine months ended September 30, 2018. This property was sold for a total contract sales price of $20.3 million, resulting in net proceeds of $1.3 million after repayment of mortgage debt and a loss of $3.8 million, which is

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

reflected in loss on dispositions of real estate investments in the accompanying consolidated statements of operations for the nine months ended September 30, 2018.
Impairment Charges
In November 2019, the Company sold two properties in the Netherlands (see Note 14 — Subsequent Events). As of September 30, 2019 the Company concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties.
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
As of September 30, 2019 and December 31, 2018, the Company had three properties which were not considered discontinued operations and therefore are recorded and classified as held for sale. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2019 and December 31, 2018. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and U.S. states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2019 and December 31, 2018.

Country / U.S. State	September 30, 2019	December 31, 2018
United States	59.0%	55.7%
Michigan	13.9%	13.7%
United Kingdom	17.5%	19.0%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2019 and December 31, 2018 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2019	December 31, 2018				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair (8)	—	$—	$32,501	—%		—	—
	Tokmanni (8)	—	—	33,159	—%		—	—
	Finland	5	80,785	—	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	Auchan	1	9,061	9,498	1.7%	(3)	Fixed	Dec. 2019
	Pole Emploi	1	6,332	6,637	1.7%	(3)	Fixed	Dec. 2019
	Sagemcom	1	39,192	41,083	1.7%	(3)	Fixed	Dec. 2019
	Worldline	1	5,458	5,722	1.9%	(3)	Fixed	Jul. 2020
	DCNS	1	10,371	10,872	1.5%	(3)	Fixed	Dec. 2020
	ID Logistics II	2	11,463	12,016	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall (9)(10)	—	—	12,130	—%		—	—
	OBI DIY (9)(10)	—	—	5,150	—%		—	—
	RWE AG	3	68,231	71,524	1.6%	(3)	Fixed	Oct. 2019 (14)
	Rexam (11)	—	—	5,876	—%		—	—
	Metro Tonic (11)	—	—	30,326	—%		—	—
	ID Logistics I (11)	—	—	4,578	—%		—	—
	Germany	5	56,222	—	2.0%	(13)	Fixed/Variable	Jun. 2023

Luxembourg:	DB Luxembourg (12)	—	—	41,198	—%		—	—
The Netherlands:	ING Amsterdam (12)	—	—	50,353	—%		—	—
Luxembourg/ The Netherlands	Benelux	3	131,004	—	1.4%		Fixed	Jun. 2024
	Total EUR denominated	23	418,119	372,623

United Kingdom:	UK Multi-Property Cross Collateralized Loan	42	274,512	292,890	3.2%	(4)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	274,512	292,890

United States:	Quest Diagnostics (5)	—	—	52,800	—%		—	—
	AT&T Services (5)	—	—	33,550	—%		—	—
	Penske Logistics (6)	1	70,000	70,000	4.7%		Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I (6)	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%		Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%		Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	—	4.6%		Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	—	3.7%		Fixed	Oct. 2029
	Total USD denominated	56	689,750	474,600
	Gross mortgage notes payable	121	1,382,381	1,140,113	3.3%
	Mortgage discount		(53)	(569)
	Deferred financing costs, net of accumulated amortization (7)		(15,510)	(9,737)
	Mortgage notes payable, net	121	$1,366,818	$1,129,807	3.3%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

_______________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of September 30, 2019.

(3)	Fixed as a result of a “pay-fixed” interest rate swap agreement.

(4)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of September 30, 2019.

(5)	This loan was refinanced in September 2019 as part of the Multi-Tenant Mortgage Loan V.

(6)
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

(8)	These loans were refinanced in February 2019 as part of the Finland Refinancing (see below for further details).

(9)	These loans were repaid in full upon maturity in January 2019.

(10)	These loans were refinanced in May 2019 as part of the German Refinancing (see below for further details).

(11)	These loans were refinanced in May 2019 as part of the German Refinancing (see below for further details).

(12)	These loans were refinanced in June 2019 as part of the Benelux Refinancing (see below for further details).

(13)
The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.

(14)
The Company was under contract to sell these three properties in Germany as of September 30, 2019. This mortgage loan was originally scheduled to mature in October 2019. However, during October 2019 the Company negotiated an extension of the maturity date to December 2019, to coincide with the expected closing date of the three mortgaged properties.

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of September 30, 2019:

(In thousands)	Future Principal Payments (1)
2019 (remainder)	$122,816
2020	18,342
2021	23,762
2022	19,046
2023	296,877
2024	211,789
Thereafter	689,749
Total	$1,382,381
_________________________

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.09 for EUR as of September 30, 2019 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2019, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of September 30, 2019 was $1.1 billion, of which approximately $1.0 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
Multi-Tenant Mortgage Loan V
On September 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed $204.0 million from KeyBank National Association (“KeyBank”) secured by a first mortgage on 12 of the Company’s single tenant net leased office and industrial properties located in ten states. Approximately $86.5 million of the net proceeds from the loan was used to repay outstanding mortgage indebtedness related to the mortgaged properties. Of the remaining net proceeds, approximately $0.3 million was used to fund deposits required to be made at closing into reserve accounts and approximately $126.5 million was available for working capital and general corporate purposes.The loan bears interest at a fixed rate of 3.65% and matures on October 1, 2029. The loan is interest-only, with the principal balance due on the maturity date. From and after November 2, 2021, the loan may be prepaid at any time, in whole but not in part, subject to certain conditions and limitations, including payment of a prepayment premium

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

for any prepayments made prior to July 1, 2029. Partial prepayments are also permitted under certain circumstances, subject to certain conditions and limitations.
Benelux Refinancing
On June 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed €120.0 million from Landesbank Hessen-Thüringen Girozentrale, secured by three of the Company’s properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.383% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.
German Refinancing
On May 10, 2019, the Company, through certain wholly owned subsidiaries, borrowed €51.5 million from Landesbank Hessen-Thüringen Girozentrale, secured by five of the Company’s properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024 subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. The Company also entered into a swap to fix the interest rate for 80% of the principal amount. The net proceeds from the loan were used to repay all €35.6 million outstanding in mortgage indebtedness that previously encumbered three of the properties that secure the loan.
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
Finland Refinancing
On February 6, 2019, the Company, through certain wholly owned subsidiaries, borrowed an aggregate of €74.0 million ($84.2 million based on the prevailing exchange rate on that date) secured by mortgages on the Company’s five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.3 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
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
Note 5 — Credit Facilities
The table below details the outstanding balances as of September 30, 2019 and December 31, 2018 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($392.5 million based on the prevailing exchange rate as of September 30, 2019) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

	September 30, 2019				December 31, 2018
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$101,405	$52,211	£40,000	€—	$363,894	$278,625	£40,000	€30,000

Term Loan	392,519	—	—	359,551	282,069	—	—	246,481
Deferred financing costs	(2,634)	—	—	—	(3,342)	—	—	—
Term Loan, Net	389,885	—	—	359,551	278,727	—	—	246,481
Total Credit Facility	$491,290	$52,211	£40,000	€359,551	$642,621	$278,625	£40,000	€276,481

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.09 for EUR as of September 30, 2019 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at the closing, on July 24, 2017, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon the Company’s request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Under the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion, based on the USD equivalent on August 1, 2019, the date of the closing.
Prior to the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility could have been increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. Following the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from the previous maximum of $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at the Company’s option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of September 30, 2019, the Credit Facility had a weighted-average effective interest rate of 2.2% after giving effect to interest rate swaps in place.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of September 30, 2019, the Company had an outstanding balance of $101.4 million under the Revolving Credit Facility, with approximately $101.2 million available for future borrowings, and an outstanding balance of $389.9 million under the Term Loan, net of deferred financing costs. Any future borrowings under the Revolving Credit Facility may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. The Term Loan is denominated in EUR. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of June 30, 2019, the Company had an outstanding balance of $259.5 million under the Revolving Credit Facility and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Following the closing of the Credit Facility Amendment, the entire €359.6 million ($400.0 million based on USD equivalents) total commitment with the respect to the Term Loan component was outstanding, and $170.7 million of the $835.0 million total commitment with the respect to the Revolving Credit Facility component was outstanding. Based on USD equivalents, this represented an increase of $39.4 million in the aggregate amount outstanding under the Credit Facility. Additionally, during the third quarter of 2019, the Company repaid an additional $70.0 million outstanding under the Revolving Credit Facility. In April 2019, the Company, through certain wholly owned subsidiaries, entered into a new loan agreement with Column Financial, Inc. and Société Générale Financial Corporation secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. For additional information, see Note 4 — Mortgage Notes Payable, net.
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
The Credit Facility Amendment also revised certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including financial covenants and the covenant restricting the payment of distributions. The revisions to the restrictive covenants with respect to distributions increased the maximum amount the Company may use to pay cash distributions. Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock that the Company may issue in a future offering, or redeem or otherwise repurchase shares of the Company’s capital stock, Common Stock, Series A Preferred Stock, or any other classes or series of preferred stock the Company may issue in a future offering, based on a threshold level of the Company’s Adjusted FFO, as defined in the Credit Facility. Pursuant to the Credit Facility Amendment, this maximum threshold was increased from 95% to 100% of the Company’s Adjusted FFO for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash distributions, make redemptions and make repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO prior to the Credit Facility Amendment and 105% of Adjusted AFFO after the Credit Facility Amendment. Following the Credit Facility Amendment, from and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$7,332	$—	$7,332
Interest rate swaps, net (USD,GBP & EUR)	$—	$(10,497)	$—	$(10,497)
December 31, 2018
Foreign currency forwards, net (GBP & EUR)	$—	$5,472	$—	$5,472
Interest rate swaps, net (USD,GBP & EUR)	$—	$(628)	$—	$(628)
2018 OPP (1)	$—	$—	$(18,804)	$(18,804)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019.
Level 3 Valuations
As discussed above, the 2018 OPP is no longer measured at fair value on a recurring basis and in accordance with newly adopted accounting rules is being amortized on a straight-line basis beginning on January 1, 2019 (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation for additional information).
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

		September 30, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2)	3	$1,366,818	$1,439,910	$1,129,807	$1,157,710
Revolving Credit Facility (3)	3	$101,405	$101,437	$363,894	$365,591
Term Loan (3) (4)	3	$389,885	$396,867	$278,727	$283,558

__________________________________________________________

(1)	Carrying value includes $1.4 billion gross mortgage notes payable less $0.1 million of mortgage discounts and $15.5 million of deferred financing costs as of September 30, 2019.

(2)	Carrying value includes $1.1 billion gross mortgage notes payable less $0.6 million of mortgage discounts and $9.7 million of deferred financing costs as of December 31, 2018.

(3)	Both the Revolving Credit Facility and the Term Loan are part of the Credit Facility (see Note 5 — Credit Facilities for more information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

(4)
Carrying value includes $392.5 million and $282.1 million gross Term Loan payable less $2.6 million and $3.3 million of deferred financing costs as of September 30, 2019 and December 31, 2018, respectively.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative (liabilities) assets, at fair value	$(1,516)	$3,258
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(6,503)	(1,157)
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(2,373)	(1,443)
Total		$(10,392)	$658
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$3,846	$3,247
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(141)	—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	3,627	2,225
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(105)	(1,286)
Total		$7,227	$4,186

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
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the three and nine months ended September 30, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Additionally, during the three and nine months ended September 30, 2019 and 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the three and nine months ended September 30, 2019, the accelerated amounts were losses of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2018, the accelerated amounts were losses of $90,899 and $0.1 million, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$271,387	48	$234,312
Interest rate “pay-fixed” swaps (EUR)	22	630,399	13	212,255
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	74	$1,051,786	64	$596,567

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by its properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the nine months ended September 30, 2019 and approximately $0.4 million remained in AOCI as of September 30, 2019.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP, during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the nine months ended September 30, 2019 and approximately $0.3 million remained in AOCI as of September 30, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives	$(4,139)	$2,018	$(13,250)	$8,656
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense	$(660)	$(755)	$(1,640)	$(3,090)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$16	$—	$(96)
Total interest expense recorded in the consolidated statement of operations	$16,154	$15,104	$47,005	$42,494

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
As of September 30, 2019 and December 31, 2018 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operation.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company uses foreign currency derivatives, including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $3.1 million and $4.8 million for the three and nine months ended September 30, 2019, respectively. The Company recorded gains of $1.4 million and $4.8 million for the three and nine months ended September 30, 2018, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of September 30, 2019 and December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	45	$44,275	50	$43,000
Foreign currency forwards (EUR-USD)	36	32,478	38	39,500
Interest rate swaps (EUR)	1	10,371	5	138,625
Total	82	$87,124	93	$221,125

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2019	$7,473	$(10,638)	$—	$(3,165)	$(141)	$—	$(3,306)
December 31, 2018	$8,730	$(3,886)	$—	$4,844	$141	$—	$4,985

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
As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.5 million. As of September 30, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of September 30, 2019 and December 31, 2018, the Company had 89.5 million and 76.1 million shares of Common Stock outstanding, respectively, excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. During the three months ended September 30, 2019, the Company sold 5,596,452 shares of Common Stock under the new equity distribution agreement for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.2 million. In total, during the nine months ended September 30, 2019, the Company sold 13,555,774 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.1 million and additional issuance costs of $1.0 million.
During the three and nine months ended September 30, 2018, the Company sold 164,927 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million.
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
Preferred Stock
The Company is authorized to issue up to 16,670,000 shares of Preferred Stock, of which it has classified and designated 13,409,650 as authorized shares of its Series A Preferred Stock as of September 30, 2019 and December 31, 2018. The Company had 6,682,448 and 5,416,890 shares of Series A Preferred Stock issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively.
ATM Program — Series A Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the three months ended September 30, 2019, the Company sold 724,600 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $18.5 million, before commissions paid of approximately $0.3 million and additional issuance costs of approximately $0.1 million. During the nine months ended September 30, 2019, the Company sold 1,265,558 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $32.3 million, before commissions paid of approximately $0.5 million and additional issuance costs of approximately $0.2 million.
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
On November 8, 2019, the Company delivered a notice to the agents under the Preferred Stock ATM Program terminating the equity distribution agreement related to the Preferred Stock ATM Program effective on November 12, 2019. See Note 14 — Subsequent Events for additional information.
Dividends
Common Stock Dividends
Historically, and through March 31, 2019, the Company generally paid dividends on Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stockholders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. On April 5, 2019, the Company’s board of directors approved a change in the Company’s Common Stock dividend policy. Accordingly, consistent with its peers, the Company anticipates paying future dividends authorized by its board of directors on shares of its Common Stock on a quarterly

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. This change affects the frequency of dividend payments only, and does not impact the annualized dividend rate on Common Stock of $2.13. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends. In addition, see Note 5 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.
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
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for eight of its properties with lease durations ranging from 16 to 85 years as of September 30, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of September 30, 2019, the Company’s balance sheet includes ROU assets and liabilities of $49.3 million and $23.5 million, respectively, which are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 33.3 years and a weighted-average discount rate of 4.33% as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company paid cash of approximately $0.3 million and $1.0 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $1.0 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended September 30, 2019. The Company incurred rent expense on ground leases of $0.4 million and $1.1 million during the three and nine months ended September 30, 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of September 30, 2019:

(In thousands)	Future Base Rent Payments (1)
2019 (remainder)	$346
2020	1,385
2021	1,385
2022	1,385
2023	1,385
2024	1,390
Thereafter	40,189
Total minimum lease payments (2)	47,465
Less: Effects of discounting	(23,918)
Total present value of lease payments	$23,547

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.09 for EUR as of September 30, 2019 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.

The following table reflects the base cash rental payments due from the Company as of December 31, 2018:

(In thousands)	Future Base Rent Payments (1)
2019	$1,371
2020	1,371
2021	1,371
2022	1,371
2023	1,371
Thereafter	40,519
Total minimum lease payments (2)	47,374
Less: Effects of discounting	(23,370)
Total present value of lease payments	$24,004

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 16, 2018, the Company notified Moor Park Capital Partners LLP (the “Former Service Provider”), an entity that had, subject to the Advisor's oversight and pursuant to a service provider agreement, provided certain real estate and investment-related services with respect to the Company’s investments in Europe, that it was being terminated, and this termination became effective as of March 17, 2018. On January 25, 2018, the Former Service Provider filed a complaint against (i) the Company and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor (collectively, the “GNL Advisor Defendants”); and (iii) AR Capital Global Holdings, LLC, and AR Global (together, the “AR Defendants”), in the Supreme Court of the State of New York, County of New York (“New York Supreme Court”). The complaint alleged that the notice sent to the Former Service Provider by the Company on January 15, 2018, terminating the service provider agreement, was a pretext to enable the AR Defendants to seize the Former Service Provider’s business. The complaint alleged breach of contract against the Company, the OP and the GNL Advisor Defendants, and tortious interference against the AR Defendants. The complaint sought: (i) monetary damages against the defendants, (ii) to enjoin the termination of the Service Provider Agreement, and (iii) judgment declaring the termination to be

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

void. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. The Company paid $7.4 million to the Former Service Provider pursuant to the settlement agreement. The Company recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018 and subsequently paid the settlement amount during the first quarter of 2019. During the nine months ended September 30, 2019, the Company incurred approximately $1.0 million in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in the consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2019 and December 31, 2018, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates currently may incur, and, the Former Service Provider previously incurred costs and fees on behalf of the Company. As of September 30, 2019 and December 31, 2018, the Company had $20,000 and $16,000, respectively, of receivables from former affiliates of the Advisor.
As of September 30, 2019, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company’s chief executive officer and president, effective as of August 8, 2017.
The Company is the sole general partner of the OP and there were no OP Units held by anyone other than the Company outstanding as of September 30, 2019 and December 31, 2018.
In addition, the Company paid $0.1 million and $0.4 million in distributions to the Advisor as the sole holder of LTIP Units during the three and nine months ended September 30, 2019, respectively, and the Company paid $0.2 million and $0.4 million in distributions related to LTIP Units during the three and nine months ended September 30, 2018, respectively. These distributions are included in accumulated deficit in the audited consolidated statements of equity. As of September 30, 2019 and December 31, 2018, the Company had no unpaid distributions on the LTIP Units.
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

Additionally, the Company pays the Advisor the Incentive Compensation, an amount earned each quarter, 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions). The Incentive Compensation is calculated on an annual basis for the 12-month period from July 1 to June 30 of each year, in quarterly installments, subject to a final year-end adjustment, such that the difference, if any, between the amount of the Incentive Compensation actually paid to the Advisor in the preceding year under the quarterly installments and the actual amount payable for the year is either repaid by or paid to the Advisor as applicable. Shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. During the three and nine months ended September 30, 2019 and 2018, no Incentive Compensation was earned.
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
September 30, 2019
(Unaudited)

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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with a multi-property mortgage loan in October 2017, a multi-property mortgage loan in April 2019, and a multi-property mortgage loan in September 2019 (the “ Loan Property PMLAs”) on otherwise nearly identical terms to the primary property and management leasing agreement (the “Primary PMLA”), which remains applicable to all other properties.
In February 2019, the Company entered into an amendment to the Primary PMLA, following which it continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either the Company or the Property Manager could terminate upon 60 days’ written notice prior to end of the applicable term. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ prior written notice. The extended termination notice period does not apply to the Loan Property PMLAs, pursuant to which either the Company or the Property Manager can terminate upon 60 days’ written notice prior to end of the applicable term.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2019	December 31, 2018
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$49	(2)
Ongoing fees (3):
Asset management fees (1)	6,758	—	5,312	—	20,123	—	16,852	—	—	—
Property management fees	1,462	—	1,283	—	4,302	—	3,712	—	—	—
Incentive compensation	—	—	361	—	—	—	361	—	—	—
Total related party operational fees and reimbursements	$8,220	$—	$6,956	$—	$24,425	$—	$20,925	$—	$—	$49
___________________________________________________________________________

(1)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.3 million and $6.6 million for the three and nine months ended September 30, 2019, respectively. The Variable Base Management Fee was $0.8 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.

(2)	Balance included within due to related parties on the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

(3)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.8 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, which are recorded within general and administrative expenses on the audited consolidated statements of operations and are not reflected in the table above.

Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. As of December 31, 2018, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the nine months ended September 30, 2019.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2019 and December 31, 2018, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
The following table reflects the amount of RSUs outstanding as of September 30, 2019:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2018	46,352	$22.04
Vested	(21,955)	22.56
Granted	16,563	18.89
Unvested, September 30, 2019	40,960	20.49

The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date, and is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. Compensation expense related to RSUs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of September 30, 2019, the Company had $0.7 million unrecognized compensation costs related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted-average period of 2.1 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018.
The equity-based compensation expense associated with the awards pursuant to the 2015 OPP was adjusted each reporting period for changes in the estimated market-related performance and expensed over the requisite service period on a graded vesting basis. Under new accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units of $18.8 million was calculated as of adoption of the new guidance is fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of new accounting rules related to non-employee equity awards). The value of LTIP Units is being recorded evenly over the requisite service period of approximately 2.8 years from the grant date. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group, Government Properties Income Trust and Select Income REIT, with Government Properties Income Trust surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units awarded pursuant to the 2018 OPP (the “Award LTIP Units”) in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021.
During the three and nine months ended September 30, 2019, the Company recorded compensation expense related to the 2018 OPP of $2.4 million and $6.7 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded compensation expense of $1.9 million and $0.8 million, respectively, related to the 2018 OPP and 2015 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. Until an LTIP Unit is earned in accordance with the provisions of the applicable outperformance award agreement, the holder of the LTIP Unit is entitled to distributions on the LTIP Unit equal to 10% of the distributions (other than distributions of sale proceeds) made on an OP Unit. The Company paid $0.4 million and $0.4 million in distributions related to LTIP Units during the nine months ended September 30, 2019 and 2018, respectively, which is included in accumulated deficit in the consolidated statement of changes in equity. Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the terms of the agreement under which it was issued. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued distributions on OP Units during the applicable performance period, less distributions already paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to the same distributions as OP Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into an OP Unit in accordance with the limited partnership agreement of the OP. In accordance with, and subject to the terms of, the limited partnership agreement of the OP, OP Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Common Stock or the cash equivalent thereof.
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was issued a total of 2,554,930 Award LTIP Units pursuant to the 2018 OPP. The Award LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period (the “Performance Period”), commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2019 and 2018.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net income attributable to common stockholders	$6,860	$177	$25,272	$7,826
Adjustments to net income attributable to common stockholders for common share equivalents	(176)	(316)	(510)	(526)
Adjusted net income attributable to common stockholders	$6,684	$(139)	$24,762	$7,300

Basic and diluted net income per share attributable to common stockholders	$0.08	$—	$0.30	$0.11
Weighted average shares outstanding:
Basic	85,254,638	69,441,639	83,539,304	68,014,855
Diluted	86,202,582	69,441,639	84,487,248	68,417,253

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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested RSUs	40,944	46,767	40,944	—
LTIP Units (1)	1,647,230	2,110,594	1,647,230	355,631
Total anti-dilutive common share equivalents	1,688,174	2,157,361	1,688,174	355,631
(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of September 30, 2019 and September 30, 2018. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP and 2015 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No common share equivalents related to LTIP Units were included in the computation for the three months ended September 30, 2018 due to a loss in the period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Dispositions
In November 2019 the Company sold two properties in the Netherlands for a contract sales price of €17.1 million (approximately $19.1 million based on USD equivalents). As of September 30, 2019 the Company concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties.
Termination of Preferred Stock ATM Program
On November 8, 2019, the Company delivered a notice to the agents under the Preferred Stock ATM Program terminating the equity distribution agreement related to the Preferred Stock ATM Program effective on November 12, 2019.

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
As of September 30, 2019, we owned 264 properties consisting of 28.9 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of annualized rental income on a straight-line basis, as of September 30, 2019, 59% of our properties were located in the U.S. and 41% of our properties were located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2019, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2019:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	4.5
Wickes Building Supplies I	May 2013	UK	1	30	5.0
Everything Everywhere	Jun. 2013	UK	1	65	7.8
Thames Water	Jul. 2013	UK	1	79	2.9
Wickes Building Supplies II	Jul. 2013	UK	1	29	7.2
PPD Global Labs	Aug. 2013	US	1	77	5.2
Northern Rock	Sep. 2013	UK	2	86	3.9
Wickes Building Supplies III	Nov. 2013	UK	1	28	9.2
Con-way Freight	Nov. 2013	US	7	105	4.2
Wolverine	Dec. 2013	US	1	469	3.3
Encanto	Dec. 2013	PR	18	65	5.8
Rheinmetall	Jan. 2014	GER	1	320	4.3
GE Aviation	Jan. 2014	US	1	369	6.3
Provident Financial	Feb. 2014	UK	1	117	16.1
Crown Crest	Feb. 2014	UK	1	806	19.0
Trane	Feb. 2014	US	1	25	4.2
Aviva	Mar. 2014	UK	1	132	9.7
DFS Trading I	Mar. 2014	UK	5	240	10.5
GSA I	Mar. 2014	US	1	135	2.9
National Oilwell Varco I	Mar. 2014	US	1	24	3.8
GSA II	Apr. 2014	US	2	25	3.4
OBI DIY	Apr. 2014	GER	1	144	4.3
DFS Trading II	Apr. 2014	UK	2	39	10.5
GSA III	Apr. 2014	US	2	28	3.2
GSA IV	May 2014	US	1	33	5.8
Indiana Department of Revenue	May 2014	US	1	99	3.3
National Oilwell Varco II	May 2014	US	1	23	10.4
Nissan	May 2014	US	1	462	9.0
GSA V	Jun. 2014	US	1	27	3.5
Lippert Components	Jun. 2014	US	1	539	3.3
Select Energy Services I	Jun. 2014	US	3	136	7.1
Bell Supply Co I	Jun. 2014	US	6	80	9.3
Axon Energy Products (2)	Jun. 2014	US	3	214	3.5
Lhoist	Jun. 2014	US	1	23	3.3
GE Oil & Gas	Jun. 2014	US	2	70	5.8
Select Energy Services II	Jun. 2014	US	4	143	7.1
Bell Supply Co II	Jun. 2014	US	2	19	9.3
Superior Energy Services	Jun. 2014	US	2	42	4.5
Amcor Packaging	Jun. 2014	UK	7	295	5.2
GSA VI	Jun. 2014	US	1	7	4.5
Nimble Storage	Jun. 2014	US	1	165	2.1
FedEx -3-Pack	Jul. 2014	US	3	339	2.8
Sandoz, Inc.	Jul. 2014	US	1	154	6.8
Wyndham	Jul. 2014	US	1	32	5.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Valassis	Jul. 2014	US	1	101	3.6
GSA VII	Jul. 2014	US	1	26	5.1
AT&T Services	Jul. 2014	US	1	402	6.8
PNC - 2-Pack	Jul. 2014	US	2	210	9.8
Fujitsu	Jul. 2014	UK	3	163	10.5
Continental Tire	Jul. 2014	US	1	91	2.8
Achmea	Jul. 2014	NETH	2	190	4.3
BP Oil	Aug. 2014	UK	1	3	6.1
Malthurst	Aug. 2014	UK	2	4	6.1
HBOS	Aug. 2014	UK	3	36	5.8
Thermo Fisher	Aug. 2014	US	1	115	4.9
Black & Decker	Aug. 2014	US	1	71	2.3
Capgemini	Aug. 2014	UK	1	90	3.5
Merck & Co.	Aug. 2014	US	1	146	5.9
GSA VIII	Aug. 2014	US	1	24	4.9
Waste Management	Sep. 2014	US	1	84	3.3
Intier Automotive Interiors	Sep. 2014	UK	1	153	4.6
HP Enterprise Services	Sep. 2014	UK	1	99	6.5
FedEx II	Sep. 2014	US	1	12	4.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	3.0
Dollar General - 39-Pack	Sep. 2014	US	21	200	8.5
FedEx III	Sep. 2014	US	2	221	4.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	4.9
Kuka	Sep. 2014	US	1	200	4.8
CHE Trinity	Sep. 2014	US	2	374	3.2
FedEx IV	Sep. 2014	US	2	255	3.3
GE Aviation	Sep. 2014	US	1	102	3.3
DNV GL	Oct. 2014	US	1	82	5.4
Bradford & Bingley	Oct. 2014	UK	1	121	10.0
Rexam	Oct. 2014	GER	1	176	5.4
FedEx V	Oct. 2014	US	1	76	4.8
C&J Energy	Oct. 2014	US	1	96	4.1
Onguard	Oct. 2014	US	1	120	4.3
Metro Tonic	Oct. 2014	GER	1	636	6.0
Axon Energy Products	Oct. 2014	US	1	26	5.1
Tokmanni	Nov. 2014	FIN	1	801	13.9
Fife Council	Nov. 2014	UK	1	37	4.4
GSA IX	Nov. 2014	US	1	28	2.6
KPN BV	Nov. 2014	NETH	1	133	7.3
RWE AG	Nov. 2014	GER	3	594	5.2
Follett School	Dec. 2014	US	1	487	5.3
Quest Diagnostics	Dec. 2014	US	1	224	4.9
Diebold	Dec. 2014	US	1	158	2.3
Weatherford Intl	Dec. 2014	US	1	20	6.1
AM Castle	Dec. 2014	US	1	128	5.1
FedEx VI	Dec. 2014	US	1	28	4.9
Constellium Auto	Dec. 2014	US	1	321	10.2
C&J Energy II	Mar. 2015	US	1	125	4.1
Fedex VII	Mar. 2015	US	1	12	5.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Fedex VIII	Apr. 2015	US	1	26	5.0
Crown Group I	Aug. 2015	US	2	204	4.3
Crown Group II	Aug. 2015	US	2	411	15.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	10.3
JIT Steel Services	Sep. 2015	US	2	127	10.3
Beacon Health System, Inc.	Sep. 2015	US	1	50	6.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	10
FedEx Ground	Sep. 2015	US	1	91	5.8
Office Depot	Sep. 2015	NETH	1	206	9.4
Finnair	Sep. 2015	FIN	4	656	4.9
Auchan	Dec. 2016	FR	1	152	3.9
Pole Emploi	Dec. 2016	FR	1	41	3.8
Sagemcom	Dec. 2016	FR	1	265	4.3
NCR Dundee	Dec. 2016	UK	1	132	7.1
FedEx Freight I	Dec. 2016	US	1	69	3.9
DB Luxembourg	Dec. 2016	LUX	1	156	4.2
ING Amsterdam	Dec. 2016	NETH	1	509	5.8
Worldline	Dec. 2016	FR	1	111	4.3
Foster Wheeler	Dec. 2016	UK	1	366	4.8
ID Logistics I	Dec. 2016	GER	1	309	5.1
ID Logistics II	Dec. 2016	FR	2	964	5.2
Harper Collins	Dec. 2016	UK	1	873	5.9
DCNS	Dec. 2016	FR	1	97	5.0
Cott Beverages Inc	Feb. 2017	US	1	170	7.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	7.0
Bridgestone Tire	Sep. 2017	US	1	48	7.8
GKN Aerospace	Oct. 2017	US	1	98	7.3
NSA-St. Johnsbury I	Oct. 2017	US	1	87	13.1
NSA-St. Johnsbury II	Oct. 2017	US	1	85	13.1
NSA-St. Johnsbury III	Oct. 2017	US	1	41	13.1
Tremec North America	Nov. 2017	US	1	127	8.0
Cummins	Dec. 2017	US	1	59	5.7
GSA X	Dec. 2017	US	1	26	10.3
NSA Industries	Dec. 2017	US	1	83	13.3
Chemours	Feb. 2018	US	1	300	8.3
Fiat Chrysler	Mar. 2018	US	1	128	8.4
Lee Steel	Mar. 2018	US	1	114	9.0
LSI Steel - 3 Pack	Mar. 2018	US	3	218	8.1
Contractors Steel Company	May 2018	US	5	1,392	8.3
FedEx Freight II	Jun. 2018	US	1	22	12.9
DuPont Pioneer	Jun. 2018	US	1	200	9.2
Rubbermaid - Akron OH	Jul. 2018	US	1	669	9.3
NetScout - Allen TX	Aug. 2018	US	1	145	10.9
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	19
FedEx - Greenville NC	Sep. 2018	US	1	29	13.4
Penske	Nov. 2018	US	1	606	9.1
NSA Industries	Nov. 2018	US	1	65	19.2
LKQ Corp.	Dec. 2018	US	1	58	11.3
Walgreens	Dec. 2018	US	1	86	6.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)		Average Remaining Lease Term (1)
Grupo Antolin	Dec. 2018	US	1	360		13.1
VersaFlex	Dec. 2018	US	1	113		19.3
Cummins	Mar. 2019	US	1	37		9.2
Stanley Security	Mar. 2019	US	1	80		8.8
Sierra Nevada	Apr. 2019	US	1	60		9.5
EQT	Apr. 2019	US	1	127		10.8
Hanes	Apr. 2019	US	1	276		9.0
Union Partners	May 2019	US	2	390		9.5
ComDoc	Jun. 2019	US	1	108		9.7
Metal Technologies	Jun. 2019	US	1	228		14.7
Encompass Health	Jun. 2019	US	1	199		14.3
Heatcraft	Jun. 2019	US	1	216		8.8
C.F. Sauer SLB	Jul. 2019	US	6	598		19.8
Viavi Solutions	Sep. 2019	US	2	132		12.9
SWECO	Sep. 2019	US	1	191		10.7
Total			264	28,939	(3)	8.0
_____________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of September 30, 2019.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

(3)	Total square feet may not foot, due to rounding.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $6.9 million for the three months ended September 30, 2019, as compared to net income attributable to common stockholders of $0.2 million for the three months ended September 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $77.9 million and $71.9 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by the impact of our property acquisitions, partially offset by the impact of our dispositions since September 30, 2018. During the third quarter of 2019 we had 33 dispositions which did not materially impact revenue from tenants for the three months ended September 30, 2019 because the dispositions occurred toward the end of September 2019.
The increase in revenue from tenants was partially offset by decreases during the three months ended September 30, 2019 of 5.4% in the average exchange rate for British Pounds Sterling (“GBP”) to U.S. Dollar (“USD”) and 4.4% in the EUR to USD, when compared to the same period last year. Bad debt expense during the three months ended September 30, 2019, which is recorded as a reduction to revenue from tenants, was not significant. Prior period amounts for bad debt expense are included in property operating expenses (see below and see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). Also, in the third quarter of 2018, we recorded income of $3.0 million relating to a lease termination fee from the disposal of Veolia Water, which was sold during the three months ended September 30, 2018. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee in accordance with the terms of the lease.

Property Operating Expenses
Property operating expenses were $8.2 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the third quarter of 2019. Prior to January 1, 2019, property operating expenses included provisions for bad debt expense associated with receivables we believed were doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expense is recorded as an adjustment to revenue. The increase in property operating expenses was partially offset by decreases during the three months ended September 30, 2019 of 5.4% in the average exchange rate for GBP to USD and 4.4% in the EUR to USD, when compared to the same period last year.
During the three months ended September 30, 2018,we recognized bad debt expense of $80,000 for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.2 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our advisory agreement requires us to pay to the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, (as defined in our advisory agreement), payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase of $1.4 million in the Variable Base Management Fee resulting from the incremental additional net proceeds of approximately $367.0 million generated between October 1, 2018 and September 30, 2019 from sales of Series A Preferred Stock pursuant to our “at the market” equity program for our Series A Preferred Stock (the “Preferred Stock ATM Program”) and sales of Common Stock pursuant to our “at the market” equity offering program for Common Stock (the “Common Stock ATM Program”). The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. During the three months ended September 30, 2019 and 2018, no Incentive Compensation was earned.
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended September 30, 2019 and 2018, property management fees were $1.5 million and $1.3 million, respectively.
Impairment Charges
In November 2019 we sold two properties in the Netherlands. As of September 30, 2019 we concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties.
Acquisition, Transaction and Other Costs
We recognized $0.2 million and $2.8 million of acquisition, transaction and other costs during the three months ended September 30, 2019 and 2018, respectively. Acquisition, transaction and other costs during the three months ended September 30, 2018 were primarily related to $0.5 million in litigation costs related to the termination of the Moor Park Capital Partners LLP (the “Former Service Provider”) and $1.7 million in fees associated with the exploration of a potential equity offering.
General and Administrative Expense
General and administrative expenses were $3.3 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation Expense
During the three months ended September 30, 2019, we recognized equity-based compensation expense of $2.5 million which primarily related to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). During the three months ended September 30, 2018, we recognized equity-based compensation expense of $2.1 million related to the 2018 OPP and the multi-year outperformance agreement entered into in June 2015 (“2015 OPP”). Equity based compensation expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
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
Depreciation and Amortization
Depreciation and amortization expense was $31.6 million and $30.2 million for the three months ended September 30, 2019 and 2018, respectively. The increase in the third quarter of 2019 as compared to the third quarter of 2018 is due to additional depreciation and amortization expense incurred primarily from the impact of our acquisitions, partially offset by the impact of our dispositions since September 30, 2018. During the third quarter of 2019 we had 33 dispositions which did not materially impact depreciation and amortization expense for the three months ended September 30, 2019 because the dispositions occurred toward the end of September 2019. The increase in depreciation and amortization expense was partially offset by decreases during the three months ended September 30, 2019 of 5.4% in the average exchange rate for GBP to USD and 4.4% in the EUR to USD, when compared to the same period last year.
Gain(Loss) on Dispositions of Real Estate Investments
During the three months ended September 30, 2019, we sold 33 properties located in the United States (32 Family Dollar retail stores and one industrial property) for a total contract sales price of $53.0 million, resulting in an aggregate gain of $7.0 million.
We sold one real estate asset during the three months ended September 30, 2018, located in Vandalia, Ohio. Prior to the sale, we agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease, which is recorded in revenue from tenants in the accompanying consolidated statements of operations for the three months ended September 30, 2018. At closing, we paid approximately $3.0 million in excess of proceeds received for the repayment of mortgage debt and recorded a loss of $1.9 million.
Interest Expense
Interest expense was $16.2 million and $15.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.7 billion as of September 30, 2018 to $1.9 billion as of September 30, 2019 and the weighted-average effective interest rate of our total debt was 3.0% as of September 30, 2018 and 3.0% as of September 30, 2019. The increase in interest expense was partially offset by decreases during the three months ended September 30, 2019 of 5.4% in the average exchange rate for GBP to USD and 4.4% in the EUR and USD, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings and interest rates, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.6 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. The loss in the third quarter of 2019 was primarily due to charges for previously recorded deferred financing costs related to the repayment of two mortgages. During the third quarter of 2018, we entered into the UK loan, which is secured by all 43 of our properties located in the United Kingdom. At closing, the £209.0 million of net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. As a result of this transaction, we recorded charges totaling $2.6 million, consisting of $1.5 million of previously recorded deferred financing costs, $0.6 million in mortgage prepayment fees as a result of the UK Loan and $0.5 million in mortgage prepayment fees as a result of a property disposition.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivatives instruments of $3.0 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.

We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended September 30, 2019 and losses of $108,000 for the three months ended September 30, 2018.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended September 30, 2019, the average exchange rate for GBP to USD decreased by 5.4%, and the average exchange rate for Euro to USD decreased by 4.4%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.9 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $25.3 million for the nine months ended September 30, 2019, as compared to net income attributable to common stockholders of $7.8 million for the nine months ended September 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $229.5 million and $211.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by the impact of our property acquisitions, partially offset by the impact of our dispositions since September 30, 2018. During the nine months ended September 30, 2019 we had 33 dispositions which did not materially impact revenue from tenants for the nine months ended September 30, 2019 because the dispositions occurred toward the end of September 2019.
The increase in revenue from tenants was partially offset by decreases during the nine months ended September 30, 2019 of 5.8% in the average exchange rate for GBP to USD and 5.9% in the EUR to USD, when compared to the same period last year. Also, during the nine months ended September 30, 2019, we did not recognize any bad debt expense, which effective January 1, 2019, is recorded as a reduction to revenue from tenants. Prior period amounts are included in property operating expenses (see below and see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). Also, in the third quarter of 2018, we recorded income of $3.0 million relating to a lease termination fee from the disposal of Veolia Water, which was sold during the three months ended September 30, 2018. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee in accordance with the terms of the lease.
Property Operating Expenses
Property operating expenses were $22.6 million and $21.0 million for the nine months ended September 30, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the nine months ended September 30, 2019. Prior to January 1, 2019, property operating expenses included provisions for bad debt expense associated with receivables we believed were doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expenses is recorded as an adjustment to revenue. The increase in property operating expenses was partially offset by decreases during the nine months ended September 30, 2019 of 5.8% in the average exchange rate for GBP to USD and 5.9% in the EUR to USD, when compared to the same period last year.

During the nine months ended September 30, 2018 we recognized bad debt expense of $0.2 million for receivables, which primarily related to one of our tenants that vacated its space and ceased making rental payments.
Operating Fees to Related Parties
Operating fees paid to related parties were $24.4 million and $20.9 million for the nine months ended September 30, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager, including amounts subsequently paid by the Advisor and the Property Manager to the Former Service Provider for our European investments, prior to the termination of the Former Service Provider effective in March 2018. Our advisory agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details). The increase to operating fees between the periods in part results from an increase of $3.3 million in the Variable Base Management Fee resulting from the incremental additional net proceeds of approximately $367.0 million generated between July 1, 2018 and September 30, 2019 from sales pursuant to the Preferred Stock ATM Program and the Common Stock ATM Program. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities. During the nine months ended September 30, 2019 and 2018, no Incentive Compensation was earned.
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the nine months ended September 30, 2019 and 2018, property management fees were $4.3 million and $3.7 million, respectively.
Impairment Charges
In November 2019 we sold two properties in the Netherlands. As of September 30, 2019 we concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties.
Acquisition, Transaction, and Other Costs
We recognized $1.3 million of acquisition, transaction and other costs during the nine months ended September 30, 2019, which primarily consist of litigation costs related to the termination of the Former Service Provider. During the nine months ended September 30, 2018, acquisition and transaction related expenses totaled $5.2 million, which primarily related to $1.9 million in litigation costs related to the termination of the Former Service Provider, $1.7 million in fees associated with the exploration of a potential equity offering, $0.6 million in costs to refinance foreign debt and $1.0 million of other costs.
General and Administrative Expense
General and administrative expenses were $8.8 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The increase for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the increase in professional fees.
Equity-Based Compensation Expense
During the nine months ended September 30, 2019 and 2018, we recognized equity-based compensation expense of $7.0 million which primarily related to the 2018 OPP. During the nine months ended September 30, 2018, we recognized $1.2 million for equity-based compensation expense related to the 2018 OPP and the 2015 OPP. Equity based compensation expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
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

Depreciation and Amortization
Depreciation and amortization expense was $94.0 million and $89.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in the first nine months of 2019 compared to the first nine months of 2018 was due to the net impact of our property acquisitions, partially offset by the impact of our dispositions since September 30, 2018. During the nine months ended September 30, 2019 we had 33 dispositions which did not materially impact depreciation and amortization expense for the nine months ended September 30, 2019 because the dispositions occurred toward the end of September 2019. The increase in depreciation and amortization expense was partially offset by decreases during the nine months ended September 30, 2019 of 5.8% in the average exchange rate for GBP to USD and 5.9% in the EUR to USD, when compared to the same period last year.
Gain (Loss) on Dispositions of Real Estate Investments
During the nine months ended September 30, 2019, we sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties) and one property located in the United Kingdom for a total contract sales price of $145.8 million, resulting in a gain of $14.8 million.
During the nine months ended September 30, 2018, we sold two real estate assets for a total contract sales price of $25.3 million, resulting in a loss of $5.8 million.
Interest Expense
Interest expense was $47.0 million and $42.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.7 billion as of September 30, 2018 to $1.9 billion as of September 30, 2019 and the weighted-average effective interest rate of our total debt was 3.0% as of September 30, 2018 and 3.0% as of September 30, 2019. The increase in interest expense was partially offset by decreases during the nine months ended September 30, 2019 of 5.8% in the average exchange rate for GBP to USD and 5.9% in the EUR to USD, when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings and interest rates, which will depend on our refinancing needs and our acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $1.3 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. The loss in the 2018 period was due to the write off of $1.5 million of previously recorded deferred financing costs and prepayment penalties paid on early extinguishment of debt of $2.4 million. Prepayment penalties for the nine months ended September 30, 2018 includes the reclassification of $1.3 million of costs which were previously classified as acquisition and transaction related costs for the three months ended June 30, 2018.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $4.7 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
During the nine months ended September 30, 2019 and 2018, we recorded gains on undesignated foreign currency advances and other hedge ineffectiveness of $0.1 million and losses of $18,000, respectively.
As a result of our foreign investments in Europe, we are subject to risk from the effects of exchange rate movements in the Euro and GBP currencies, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the nine months ended September 30, 2019, the average exchange rate for GBP to USD decreased by 5.8%, and the average exchange rate for Euro to USD decreased by 5.9%, when compared to the same period last year. During the three months ended September 30, 2019, we entered into an LOI to acquire three properties in Canada for a purchase price of $10.4 million. The LOI may not lead to a definitive agreement, and there can be no assurance we will complete this pending acquisition on its contemplated terms, or at all. If we do complete the acquisition, it will be our first acquisition outside of the United States (including Puerto Rico) and Europe, and we will thereafter be exposed to fluctuations in the Canadian dollar, in addition to the GBP and the Euro.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expenses as a result of timing differences in taxation across jurisdictions. Income tax expense was $2.7 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Cash Flows from Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $97.8 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2019 reflect net income of $33.5 million, adjusted for non-cash items of $102.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flow by $27.3 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 of $182.2 million was driven by property acquisitions of $309.0 million, property acquisition deposits of $1.1 million and capital expenditures of $13.7 million. These cash uses were partially offset by net proceeds from asset dispositions of $141.5 million during the nine months ended September 30, 2019.
Net cash used in investing activities during the nine months ended September 30, 2018 of $251.0 million was driven by property acquisitions of $267.4 million, property acquisition deposits of $3.8 million and capital expenditures of $2.6 million. These cash uses were partially offset by cash from asset dispositions of $23.3 million during the nine months ended September 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities of $296.1 million during the nine months ended September 30, 2019 related to proceeds from mortgage notes payable of $579.4 million, net proceeds from issuance of Common Stock of $258.6 million and net proceeds from issuance of Series A Preferred Stock of $31.7 million, partially offset by net repayment of amounts outstanding under our Revolving Credit Facility of $259.4 million, payments of financing costs of $19.0 million, payments on mortgage notes payable of $307.8 million, dividends paid to common stockholders of $103.1 million and dividends paid to preferred stockholders of $7.6 million.
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
Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $306.0 million and $100.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock and Series A Preferred Stock, as well as any future class or series of preferred stock we may issue. Management expects to use operating income from our existing properties and properties we expect to acquire to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the nine months ended September 30, 2019, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand generated from our other sources of capital. These other sources of capital, which we expect to continue to use for dividends and other capital needs, include proceeds from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our Common Stock ATM Program (or any similar future program), proceeds from other future offerings of debt or equity securities (including preferred equity securities), proceeds from the sale of properties, and undistributed funds from operations, if any.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock and preferred stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 - Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). In addition, if we dispose of properties, we may use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions — Nine Months Ended September 30, 2019
During the nine months ended September 30, 2019, we acquired 20 properties for $309.0 million, including capitalized acquisition costs. The acquisition of nine of these properties for $98.0 million, including capitalized acquisition costs, was completed during the three months ended September 30, 2019. During the three months ended September 30, 2019, our acquisitions were primarily funded with financing activity, which includes net proceeds from our refinancing activities and borrowings under the Revolving Credit Facility, and proceeds from our Common Stock ATM Program and Preferred Stock ATM Program. During the nine months ended September 30, 2019, our acquisitions were primarily funded with the proceeds raised from our Common Stock ATM Program and our Preferred Stock ATM Program, proceeds from dispositions and financing activity, which includes net proceeds from our refinancing activities and borrowings under the Revolving Credit Facility. Also, during the three months ended March 31, 2019, we funded, using the same sources, $11.4 million of capital expenditures to expand and remodel four properties that are leased to a single tenant, in exchange for increased annual rent at the respective properties. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
During the nine months ended September 30, 2019, we sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties) and one property located in the United Kingdom for a total contract sales price of $145.8 million. Of the 98 properties sold during the nine months ended September 30, 2019, 33 properties were sold during the three months ended September 30, 2019, for a total contract sales price of $53.0 million. We have used, and expect to continue to use, these net proceeds primarily to fund future acquisitions.
Acquisitions and Dispositions Subsequent to September 30, 2019 and Pending Transactions
Subsequent to September 30, 2019, and through November 4, 2019, we did not acquire any properties. We have signed four definitive purchase and sale agreements (“PSAs”) to acquire a total of 12 net lease properties, all of which are located in the United States, for an aggregate purchase price of approximately $93.5 million. We have signed three non-binding letters of intent and one non-binding award letter (collectively “LOIs”) to acquire a total of 17 net lease properties, located in the United States, Italy and Canada, for an aggregate purchase price of $280.0 million. The PSAs are subject to conditions and the LOIs may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. If we do complete the Canadian acquisition, it will be our first acquisition outside of the United States (including Puerto Rico) and Europe.
In November 2019 we sold two properties in the Netherlands for a contract sales price of €17.1 million (approximately $19.1 million based on USD equivalents). As of September 30, 2019 we concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties.
We have entered into a definitive PSA to dispose of a total of three net lease properties located in Germany, which we amended in September 2019 to extend the closing date to December 2019 and reduce the purchase price by €4.5 million. Following these amendments, we also amended the associated mortgage debt to extend the maturity date to correspond with the new closing date for the disposition. See “Mortgage Notes Payable” section below. This disposition is for a contract sales price of €130.5 million and is expected to generate €68 million after repayment of associated debt. The PSA is subject to conditions. There can be no assurance we will complete this disposition, or any future dispositions, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
Common Stock
We have the Common Stock ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock from time to time through our sales agents. During the three months ended March 31, 2019, we sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, we terminated our existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of the Common Stock ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. During the three months ended September 30, 2019, we sold 5,596,452 shares of Common Stock under the new equity distribution agreement for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.2 million. In total, during the nine months ended September 30, 2019, we sold 13,555,774 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.1 million and additional issuance costs of $1.0 million.
Preferred Stock
In March 2018, we established the Preferred Stock ATM Program, an “at the market” equity offering program for our Series A Preferred Stock pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the three months ended September 30, 2019, we sold 724,600 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $18.5 million, before commissions paid of approximately $0.3 million and additional issuance costs of approximately $0.1 million. During the nine months ended September 30, 2019, we sold 1,265,558 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $32.3 million, before commissions paid of approximately $0.5 million and additional issuance costs of approximately $0.2 million. In November 2019, we terminated the Preferred Stock ATM Program.
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
Borrowings
As of September 30, 2019, we had total debt outstanding of $1.9 billion, with a weighted-average interest rate per annum equal to 3.0%, consisting of secured mortgage notes payable of $1.4 billion, net of mortgage discounts and deferred financing costs, outstanding borrowings under our Revolving Credit Facility of $101.4 million and a total outstanding balance on our term loan of $389.9 million, net of deferred financing costs. As of December 31, 2018, we had outstanding advances under our Revolving Credit Facility of $363.9 million.
During the nine months ended September 30, 2019, we repaid amounts outstanding under the Revolving Credit Facility using proceeds from our Common Stock ATM Program and then re-borrowed additional amounts under the Revolving Credit Facility to fund our then-current pipeline of acquisitions and other investment transactions. This activity during the nine months ended September 30, 2019, as well as a reduction in the amount outstanding under the Revolving Credit Facility corresponding to an increase in the amount outstanding under the Term Loan in connection with the Credit Facility Amendment, resulted in a $262.5 million decrease in the amount outstanding under the Revolving Credit Facility from December 31, 2018 to September 30, 2019. In the future, we may similarly use “at the market” equity offering programs, dispositions and other sources of capital to fund repayments of amounts under the Revolving Credit Facility and then re-borrow additional amounts to fund our existing pipeline of acquisitions and other investment transactions.
On August 1, 2019, we, through the OP, entered into an amendment and restatement of the credit agreement related to our Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants. Following the closing of the Credit Facility Amendment, the aggregate amount outstanding under the Credit Facility increased by $39.4 million based on USD equivalents. The additional borrowings are expected to be used for acquisitions.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of September 30, 2019, approximately $101.2 million was available for future borrowings under the Revolving Credit Facility.
As of September 30, 2019, 93.0% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.0% per annum. As of September 30, 2019, 7.0% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.0% per annum. The total gross carrying value of unencumbered assets as of September 30, 2019 was $1.1 billion, of which approximately $1.0 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 49.7% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2019. See Note 6 — Fair Value of Financial Instruments to our

consolidated financial statements included in this Quarterly Report on Form 10-Q for fair value of such debt as of September 30, 2019. As of September 30, 2019, the weighted-average maturity of our indebtedness was 5.7 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
On September 12, 2019, we borrowed $204.0 million secured by, among other things, a first mortgage on 12 of our single tenant net leased office and industrial properties located in ten states. Approximately $86.5 million of the net proceeds from the loan was used to repay outstanding mortgage indebtedness related to the mortgaged properties. Of the remaining net proceeds, approximately $0.3 million was used to fund deposits required to be made at closing into reserve accounts and approximately $126.5 million was available for working capital and general corporate purposes.The loan bears interest at a fixed rate of 3.65% and matures on October 1, 2029. The loan is interest-only, with the principal balance due on the maturity date. From and after November 2, 2021, the loan may be prepaid at any time, in whole but not in part, subject to certain conditions and limitations, including payment of a prepayment premium for any prepayments made prior to July 1, 2029. Partial prepayments are also permitted under certain circumstances, subject to certain conditions and limitations.
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
For the year ending December 31, 2019, we have future scheduled principal payments on our mortgage notes of $122.8 million, with a weighted average interest rate of 1.7% per year. We are working to complete a refinancing of the mortgages of the properties we own in France, with an aggregate outstanding balance of $54.6 million as of September 30, 2019 that are scheduled to mature in December 2019. As previously discussed in “—Acquisitions and Dispositions,” a mortgage loan encumbering three of our properties in Germany had an aggregate outstanding balance of $68.2 million as of September 30, 2019 and was originally scheduled to mature in October 2019. However, we negotiated an extension of the maturity date to December 2019, to coincide with the expected closing date of the dispositions. However, there can be no assurance the pending disposition will be completed on its current terms, or at all.
Credit Facility
On July 24, 2017, we, through the OP, entered into our Credit Facility with KeyBank National Association, and on August 1, 2019, we amended and restated our Credit Facility pursuant to the Credit Facility Amendment. Based on USD equivalents at the closing of the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion from approximately $906.2 million. As of June 30, 2019, we had an outstanding balance of $259.5 million under the Revolving Credit Facility and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Following the closing of the Credit Facility Amendment, the entire €359.6 million ($400.0 million based on USD equivalents)

total commitment with the respect to the Term Loan component was outstanding, and $170.7 million of the $835.0 million total commitment with the respect to the Revolving Credit Facility component was outstanding. Based on USD equivalents, this represented an increase of $39.4 million in the aggregate amount outstanding under the Credit Facility. Additionally, during the third quarter of 2019, we repaid an additional $70.0 million outstanding under the Revolving Credit Facility with proceeds from our Common Stock ATM Program. As of September 30, 2019, we had an outstanding balance of $101.4 million under the Revolving Credit Facility and an outstanding balance of $389.9 million under the Term Loan, net of deferred financing costs.
Following the Credit Facility Amendment, upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from a maximum of $950.0 million prior to the Credit Facility Amendment. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at our option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility now matures on August 1, 2023, subject to two six-month extensions at our option, and the Term Loan now matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of September 30, 2019, the Credit Facility had a weighted-average effective interest rate of 2.2% after giving effect to interest rate swaps in place.
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
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2019, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gain and loss from the sale of certain real estate assets, gain and loss from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to common stockholders (in accordance with GAAP)	$6,860	$177	$25,272	$7,826
Impairment charges	6,375	—	6,375	—
Depreciation and amortization	31,620	30,195	94,007	89,504
(Gain) loss on dispositions of real estate investments	(6,977)	1,933	(14,792)	5,751
FFO (as defined by NAREIT) attributable to common stockholders (1)	37,878	32,305	110,862	103,081
Acquisition, transaction and other costs (2)	192	2,804	1,301	5,243
Loss on extinguishment of debt (3)	563	2,612	1,328	3,897
Fire recovery	—	31	—	(49)
Core FFO attributable to common stockholders (1)	38,633	37,752	113,491	112,172
Non-cash equity-based compensation	2,501	2,053	7,039	1,198
Non-cash portion of incentive fee	—	180	—	180
Non-cash portion of interest expense	1,906	1,339	4,825	3,739
Amortization of above- and below- market leases and ground lease assets and liabilities, net	341	488	1,022	1,540
Straight-line rent	(1,506)	(1,492)	(5,063)	(4,828)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(108)	(76)	(18)
Eliminate unrealized gains on foreign currency transactions (4)	(1,670)	(1,215)	(1,673)	(4,921)
Amortization of mortgage discounts and premiums, net and mezzanine discount	30	601	232	1,131
AFFO attributable to common stockholders (1)	$40,235	$39,598	$119,797	$110,193

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$37,878	$32,305	$110,862	$103,081
Core FFO attributable to common stockholders	$38,633	$37,752	$113,491	$112,172
AFFO attributable to common stockholders	$40,235	$39,598	$119,797	$110,193
______________________________

(1)
For the three and nine months ended September 30, 2018 includes income from a lease termination fee of $3.0 million, which is recorded in rental income in the unaudited consolidated statements of operations, related to a real estate asset sold during the three months ended September 30, 2018.

(2)
For the three and nine months ended September 30, 2019, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider. For the three and nine months ended September 30, 2018, acquisition and transaction fees primarily related to litigation costs resulting from the termination of the Former Service Provider and costs to refinance foreign debt.

(3)
For the three and nine months ended September 30, 2019, primarily includes non-cash write-off of deferred financing costs. For the three months ended September 30, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $1.1 million. For the nine months ended September 30, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $2.4 million.

(4)
For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2019, gains on derivative instruments were $3.0 million, which consisted of unrealized gains of $1.7 million and realized gains of $1.3 million. For the nine months ended September 30, 2019, gains on derivative instruments were $4.7 million, which consisted of unrealized gains of $1.7 million and realized gains of $3.0 million. For the three months ended September 30, 2018, gains on derivative instruments were $1.3 million, which consisted of unrealized gains of $1.2 million and realized gains of $0.1 million. For the nine months ended September 30, 2018, gains on derivative instruments were $4.7 million, which were comprised of unrealized gains of $4.9 million and realized losses of $0.2 million.

Dividends
Historically, and through March 31, 2019, we generally paid dividends on our Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stockholders of record on the applicable record date during the month at an annualized rate of $2.13 per share, or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for our regular monthly dividend was generally the 8th day of the applicable month. On April 5, 2019, our board of directors approved a change in our Common Stock dividend policy. Accordingly, consistent with our peers, we anticipate paying future dividends authorized by our board of directors on shares of our Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. This change affects the frequency of dividend payments only, and does not impact our annualized dividend rate on our Common Stock of $2.13. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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

Cash used to pay dividends was generated from cash flows from operations and cash available on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends and distributions:

	Three Months Ended						Nine Months Ended September 30, 2019
	March 31, 2019		June 30, 2019		September 30, 2019
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends:
Dividends to holders of Common Stock	$43,270		$14,883		$44,988		$103,141
Dividends to holders of Series A Preferred Stock	2,455		2,485		2,706		7,646
Distributions to holders of LTIP Units	134		136		135		405
Total dividends and distributions	$45,859		$17,504		$47,829		$111,192

Source of dividend and distribution coverage:
Cash flows provided by operations	$24,751	54.0%	$17,504	100.0%	$26,605	55.6%	$97,849	(1)	88.0%
Available cash on hand	21,108	46.0%	—	—%	21,224	44.4%	13,343	(1)	12.0%
Total sources of dividend and distribution coverage	$45,859	100.0%	$17,504	100.0%	$47,829	100.0%	$111,192		100.0%

Cash flows provided by operations (GAAP basis)	$24,751		$46,493		$26,605		$97,849

Net income attributable to common stockholders (in accordance with GAAP)	$5,791		$12,621		$6,860		$25,272

(1) Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
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
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at September 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. Our cash flows provided by operations were $97.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we paid dividends of $111.2 million, which includes payments to holders of our Common Stock and Series A Preferred Stock and distributions to holders of LTIP Units. Of these payments, $97.8 million, or 88.0%, was funded from cash flows provided by operations after payment of preferred dividends and $13.3 million was funded from cash on hand, consisting of proceeds from borrowings. During April 2019, we changed our dividend policy so that we now pay dividends quarterly instead of monthly. While this change did not impact our annualized dividend rate on our Common Stock of $2.13, it did reduce the amount of dividends we paid, and the cash needed to fund those payments, during the three months ended June 30, 2019 compared to prior quarters. Our dividend payments, and the amount of cash needed to fund them, increased for the three months ended September 30, 2019.
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

Certain of our executive officers, including James Nelson, chief executive officer and president, and Christopher Masterson, chief financial officer, treasurer and secretary, also are officers of the Advisor and the Property Manager. Mr. Masterson also serves as the chief financial officer and treasurer of New York City REIT, Inc., a non-listed REIT sponsored and advised by affiliates of AR Global, as well as its advisor and property manager. Our directors also are directors of other REITs sponsored directly or indirectly by the parent of AR Global. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the duties that they owe to us.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 8, 2019, we delivered a notice to Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp., B. Riley FBR, Inc. and D.A. Davidson & Co., the agents under the Preferred Stock ATM Program, terminating the equity distribution agreement related to the Preferred Stock ATM Program, effective on November 12, 2019.
Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp., B. Riley FBR, Inc. and D.A. Davidson & Co. BMO Capital Markets Corp. acted as joint lead arranger and bookrunner for, and an affiliate of BMO Capital Markets Corp. is an administrative agent and lender under, our Credit Facility. Ladenburg Thalmann & Co. Inc., BMO Capital Markets Corp., and B. Riley FBR, Inc. or their affiliates are agents under the Common Stock ATM Program.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 8, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2 (4)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.3 (4)
First Amended and Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

10.4 (5)	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender.
10.5 (5)	Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.6 (5)	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.7 (5)
Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.

10.8 (5)	Property Management and Leasing Agreement, dated as of September 12, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2019.