Form 10-K
period 2019-12-31
Global Net Lease, Inc.
filed 2020-02-28
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-37390
Global Net Lease, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Ave., 30th Floor, New York, NY                 10019
______________________________________________________________________________________ _________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	GNL PR B	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,645,370,478 based on the closing sales price on the New York Stock Exchange as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
On February 20, 2020, the registrant had 89,458,753 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2019

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements including statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (“we,” “our” or “us”), Global Net Lease Advisors, LLC (the “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
Provisions in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior unsecured multi-currency credit facility (our ‘‘Credit Facility’’), may limit our ability to pay dividends on our common stock, $0.01 par value per share (“Common Stock”), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), or any other stock we may issue.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•
We may not generate cash flows sufficient to pay dividends to our stockholders or fund operations, and, as such, we may be forced to borrow at unfavorable rates to pay dividends to our stockholders or fund our operations.

•
Any dividends that we pay on our Common Stock, our Series A Preferred Stock, our Series B Preferred Stock, or any other stock we may issue, may exceed cash flows from operations, reducing the amount of capital available to invest in properties.

•
We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S., Canada and Europe from time to time.

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect operations, and would reduce the trading price of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, and our cash available for dividends or other distributions.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
We are exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the U.K.’s withdrawal from the European Union or any other events that create, or give the impression they could create, economic or political instability in Europe, which may cause the revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe to decline.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I
Item 1. Business.
Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2013. Our Common Stock is listed on the NYSE under the symbol “GNL.” Our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) is listed on the NYSE under the symbol “GNL PR A” and our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) is listed on the NYSE under the symbol “GNL PR B,”.
We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical single tenant net-leased commercial properties. Substantially all of our business is conducted through the Global Net Lease Operating Partnership, L.P. (the “OP”). We have retained the Advisor to manage our affairs on a day-to-day basis. Our properties are managed and leased to third parties by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global, and these related parties receive compensation and fees for various services provided to us. For additional information on our advisory agreement with the Advisor, see Note 10 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form10-K.
As of December 31, 2019, we owned 278 properties consisting of 31.6 million rentable square feet, which were 99.6% leased, with a weighted average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2019, 63.2% of our properties are located in the United States (“U.S.”) and Canada and 37% of our properties are located in Europe. These percentages as of December 31, 2019 are calculated using annualized straight-line rent converted from local currency into USD as of December 31, 2019 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of December 31, 2019, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Common Stock Offerings
ATM Program — Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. During January 2019, we sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.7 million, before commissions of $1.5 million and additional issuance costs of $2,000. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the Common Stock ATM Program and, in February 2019, we terminated our existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The new equity distribution agreement provides for the continuation of our Common Stock ATM Program to raise additional aggregate sales proceeds of up to $250.0 million. Under the new equity distribution agreement, through December 31, 2019, we sold 5,596,452 shares of Common Stock for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.4 million. In total, during the year ended December 31, 2019, we sold 13,355,773 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.2 million and additional issuance costs of $1.2 million.
Preferred Stock Offerings
ATM Program — Series A Preferred Stock
In March 2018, we established an “at the market” equity offering program for our Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which we could raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the year ended December 31, 2019, we sold 1,382,577 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $35.3 million, before commissions paid of $0.5 million and additional issuance costs of $0.2 million. In November 2019, we terminated the Series A Preferred Stock ATM Program.
Underwritten Offering — Series B Preferred Stock
On November 20, 2019, we completed the issuance and sale of 3,450,000 shares of Series B Preferred Stock (including 450,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were approximately $86.2 million before deducting the underwriting discount of $2.7 million and additional offering expenses of $0.5 million.

ATM Program — Series B Preferred Stock
In December 2019, we established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. We did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during 2019.
Investment Strategy
Our investment strategy is to own and acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2019, 63% of our properties are located in the U.S. and Canada and 37% in Europe. Based on annualized rental income on a straight-line basis as of December 31, 2019, approximately 49% of our investments are in office properties, 46% of our investments are in industrial/distribution properties, and 5% of our investments are in retail properties. No individual tenant accounted for more than 10% of our annualized rental income on a straight-line basis for the years ended December 31, 2019, 2018 and 2017.
We seek to:

•	support a stable and consistent dividend by generating stable and consistent cash flows by acquiring properties with, or entering into new leases with, long lease terms;

•	facilitate dividend growth by acquiring properties with, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and

•	enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S., Canada, and Europe and leveraging the market presence of the Advisor.
Acquisition and Investment Policies
Primary Investment Focus
We primarily focus on acquiring net lease properties with existing net leases, or we acquire properties pursuant to sale-leaseback transactions. We are in the business of acquiring real estate properties and leasing the properties to tenants. Our goal is to grow through acquiring additional properties. During the year ended December 31, 2019, we acquired 39 properties for $562.7 million, including capitalized acquisition costs. Our 2019 acquisitions consisted of 65% industrial and 35% office properties based on annualized rental income on a straight-line basis as of December 31, 2019 as we continue to focus on industrial industrial/distribution properties. These acquisitions included $11.4 million of capital expenditures to expand and remodel four properties in exchange for increased annual rent. As of December 31, 2019, we owned 278 properties, including 213 properties located in the U.S., 42 properties located in the United Kingdom, 21 properties located across continental Europe and two properties in Canada.
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
Other Investments
We believe that the presence of the Advisor in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties, such as partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases. We may in the future acquire or originate real estate debt such as first mortgage debt loans, mezzanine loans, preferred equity or securitized loans secured by real estate. We may also invest in real estate-related securities issued by real estate market participants such as real estate funds or other REITs. Real estate-related securities include commercial mortgage-backed securities (“CMBS”), preferred equity and other higher-yielding structured debt and equity investments. As of December 31, 2019, we do not own any of these types of investments.
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

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments, provided these investments would not cause us to be required to register as an “investment company” under the Investment Company Act of 1940, as amended.
Financing Strategies and Policies
We have used financing for acquisitions and other investments, property improvements, tenant improvements, leasing commissions and other working capital needs. We expect to obtain additional financing for similar purposes in the future. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. As of December 31, 2019, and based on the prevailing exchange rates on that date, our aggregate gross borrowings are equal to 49.3% of the purchase price of our real estate investments, or 51.1% of our total assets.
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
Mortgage Notes Payable
We have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear interest at margin plus a floating rate which is mostly fixed through interest rate swap agreements (see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for mortgage loans in respective currency and interest rate detail).
Credit Facility
On July 24, 2017, we, through the OP, entered into a credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which we amended and restated on August 1, 2019 to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants. The credit agreement provides for a senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), and a senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”).
The aggregate total commitments under the Credit Facility were $1.235 billion based on USD equivalents on the date of the amendment and restatement, with approximately $835.0 million (based on the prevailing exchange rate on that date) allocated to the Revolving Credit Facility and approximately €359.6 million ($400.0 million based on the prevailing exchange rate on that date) allocated to the Term Loan. As of December 31, 2019, we had $199.1 million ($62.2 million, £40.0 million and €75.0 million) in outstanding debt under the Revolving Credit Facility and $403.3 million (€359.6 million) of gross outstanding debt under the Term Loan.
Upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $515.0 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of December 31, 2019, approximately $204.1 million was available for future borrowings under the Revolving Credit Facility.
For additional information, see Note 5 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for further information on our Credit Facility.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state, and local taxes on our income and properties, and federal income and excise taxes on our undistributed income.

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
In addition, we compete with other parties engaged in real estate investment activities to identify suitable properties to acquire and to find tenants and purchasers for our properties. These competitors include American Finance Trust, Inc. (“AFIN”), a REIT advised by an affiliate of AR Global, with an investment strategy similar to our investment strategy with respect to properties located in the U.S., other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same competitors seek financing through similar channels as us, which may impact our ability to obtain financing. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
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
Employees
As of December 31, 2019, we have one employee based in Europe. The employees of our Advisor, Property Manager and other affiliates of AR Global perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services.
We depend on these companies for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address located at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.globalnetlease.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, our financial condition, our results of operations, our ability to pay dividends and the trading price of our shares.

Risks Related to Our Properties and Operations
We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital resources;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, but there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends and we may not be able to meet our investment objectives.
Our ability to continue implementing our growth strategy depends on our ability to access capital from external sources, and there can be no assurance we will be able to so on favorable terms or at all.
In order to meet our strategic goals, which include acquiring additional properties, we will need to access sources of capital beyond the cash we generate from our operations. Our access to capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and expected debt levels;

•	our current and expected future earnings;

•	our current and expected cash flow and cash dividend payments; and

•	market price per share of our Common Stock, Series A Preferred Stock, Series B Preferred Stock and any other class or series of equity security we may seek to issue.
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
We cannot guarantee that we will be able to pay dividends on a regular basis on Common Stock, our Series A Preferred Stock, our Series B Preferred Stock or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock and Series B Preferred Stock must be paid upon redemption of those shares.

Pursuant to our Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO.
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, most recently in connection with the amendment and restatement of our Credit Facility in August 2019. There can be no assurance that they will do so again in the future.
Our cash flows provided by operations were $146.0 million for the year ended December 31, 2019. During the year ended December 31, 2019, we paid dividends of $162.0 million, which includes payments to holders of our Common Stock and Series A Preferred Stock and distributions to holders of LTIP Units. Of these payments to holders of our Common Stock $146.0 million, or 90.1%, was funded from cash flows provided by operations and $16.0 million or 9.9% was funded from available cash on hand, consisting of proceeds from borrowings. The initial dividend on Series B Preferred Stock was paid in January 2020.
If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Common Stock, Series A Preferred Stock, Series B Preferred Stock, or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest.
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
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor and its affiliates including James L. Nelson, our chief executive officer and a member of our board of directors and Christopher J. Masterson, our chief financial officer. Except for the agreement between Mr. Nelson and AR Global, neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by the Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with the Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by affiliates of AR Global, and AR Global’s principals. The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court’s partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. On April 4, 2019, the court granted defendants’ motion for leave to amend and denied defendants’ motion for partial summary judgment. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously

Any adverse changes in the financial condition or financial health of, or our relationship with, the Advisor, including any change resulting from an adverse outcome in any litigation, including the litigation described above, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may terminate the advisory agreement in only limited circumstances, which may require payment of a termination fee.
We have limited rights to terminate the Advisor. The initial term of the advisory agreement expires on June 1, 2035, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. In the event of a termination in connection with a change in control of us or the Advisor’s failure (based on a good faith determination by our independent directors) to meet annual performance standards for the prior year based primarily on actions or inactions of the Advisor, we would be required to pay a termination fee that could be up to two and a half times the compensation paid to the Advisor in the previous year, plus expenses. The limited termination rights of the advisory agreement will make it difficult for us to renegotiate the terms of the advisory agreement or replace the Advisor even if the terms of the advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
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
The value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. As of December 31, 2019, we derived 5% of our consolidated annualized rental income on a straight-line basis from FedEx.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
As of December 31, 2019, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2019
European Countries:
United Kingdom	18%
The Netherlands	5%
Finland	5%
Other European Countries	9%
Total European Countries	37%
United States, Puerto Rico and Canada:
Michigan	15%
Texas	8%
Ohio	6%
Other States, Puerto Rico and Canada	34%
Total United States, Puerto Rico and Canada	63%
Total	100%
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
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, commonly referred to as “Brexit.” Following this vote, there were a series of negotiations between the United Kingdom and the European Union in an effort to come to mutual agreement on the terms of the United Kingdom’s withdrawal from and future relationship with the European Union as well as various parliamentary votes related to proposals and multiple parliamentary elections. In January 2020, the United Kingdom Parliament and the European Parliament approved a withdrawal agreement that allowed the United Kingdom to formally leave the European Union on January 31, 2020, subject to a transition period extending until December 31, 2020. During this transition period, the United Kingdom and the European Union have agreed to negotiate a comprehensive trade agreement that will govern their economic relationship following the transition period, and, while these negotiations are ongoing, the trading relationship will remain the same as it had been prior to withdrawal and the United Kingdom will continue to be subject to European Union rules and regulations. Under the terms of the withdrawal, this transition period may be extended by 12 or 24 months if the United Kingdom and the European Union agree.
The uncertainty surrounding when and on what terms the United Kingdom will finalize its exit from the European Union, as well as uncertainty surrounding the ultimate impact of these events on both the United Kingdom and the European Union, has caused, and may continue to cause, significant volatility in global stock markets and currency exchange fluctuations, including fluctuations in the value of the British pound sterling as compared to the USD and other currencies. In addition to the long-term effects of Brexit that depend on whether the United Kingdom is able to retain access to European Union markets on a permanent basis, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As a general matter, Brexit may:

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

The effects of Brexit, including effects we cannot anticipate, could adversely affect us. However, the terms and effects of Brexit and the duration of the transition period are not clear at this time, and it is not possible to determine the ultimate impact that the United Kingdom’s departure from the European Union or any related matters may have on us.
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
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2019, 37% of our properties are located in Europe, primarily in the United Kingdom, Germany, The Netherlands, Finland, France and Luxembourg, and 63% of our properties are located in the U.S., Puerto Rico and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

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
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency. Further, as of December 31, 2019, we had $1.3 billion ($689.8 million, €270.4 million and £223.2 million) in gross outstanding mortgage debt, $199.1 million ($62.2 million, £40.0 million and €75.0 million) in outstanding debt under the Revolving Credit Facility and $403.3 million (€359.6 million) of gross outstanding debt under the Term Loan. We may continue to borrow in foreign currencies when purchasing properties outside the Unites States, including draws under our Revolving Credit Facility, which may, at our option, be denomination in USD, EUR, Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Changes in exchange rates of any of these foreign currencies to USD may affect our revenues, operating margins and the amount of cash generated by these properties and the amount of cash we have available to pay dividends. Changes to exchange rates may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates may impact the value of our assets. These changes may adversely affect our status as a REIT.
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

•
trade restrictions and other factors that could lead to changes in balances of payments and trade, including the status of the ongoing trade negotiations between the U.S. and Chinese government, as well as other tensions that could be characterized as, or increase the potential for an international trade war; and

•	currency devaluations and revaluations.
Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence exchange rates. These events and actions are unpredictable.
We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates, but there can be no assurance our hedging strategy will be successful. If we fail to effectively hedge our currency exposure, or if we experience other losses related to our exposure to foreign currencies, our operating results could be negatively impacted and cash flows could be reduced.

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

•
reduction in cash flows from our operations as a result of foreign currency losses resulting from our operations in continental Europe, the United Kingdom and Canada if we are unsuccessful in hedging these potential losses or if, as part of our risk management strategies, we choose not to hedge some or all of the risk.

Inflation may have an adverse effect on our investments.
Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
Inflation could erode the value of long-term leases that do not contain indexed escalation provisions. High inflation in the countries in which we own or purchase real estate or make other investments could also increase expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in revenues could adversely impact results of operations. Certain of our leases, for properties located in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases for properties located in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2019, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2019
Financial Services	9%
Healthcare	8%
Technology	7%
Aerospace	6%
Freight	5%
Consumer Goods	5%
Government	5%
Metal Processing	5%
Logistics	5%
Telecommunications	5%
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
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches and that we are therefore also so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
We may in the future acquire or originate first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, CMBS, preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

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

•	risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and

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
We rely on the Advisor and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of these individuals are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, AFIN seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S., and we are party to an investment opportunity allocation agreement with AFIN pursuant to which each opportunity to acquire one or more domestic office or industrial properties will be presented first to us, and each opportunity to acquire one or more domestic retail or distribution properties will be presented first to AFIN. However, there can be no assurance the executive officers and real estate professionals at our Advisor will not direct attractive investment opportunities for which we do not have contractual priority to AFIN, or other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these executive officers and other real estate professionals to supervise the property management and leasing of properties. These individuals, as well as AR Global, as an entity are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
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
Certain of our executive officers, including James Nelson, chief executive officer and president, and Christopher Masterson, chief financial officer, treasurer and secretary, also are officers of the Advisor and the Property Manager. Mr. Masterson also serves as the chief financial officer and treasurer of New York City REIT, Inc., a non-listed REIT advised by affiliates of AR Global, as well as its advisor and property manager. Certain of our directors also are directors of other REITs advised by affiliates of AR Global. As a result, these individuals owe duties to these other entities which may conflict with the duties that they owe to us.
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to entities advised by or affiliated with AR Global, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates of AR Global, (e) investments with affiliates of the Advisor, and (f) compensation to the Advisor and its affiliates, including the Property Manager.
Moreover, involvement in the management of multiple REITs by certain of the key personnel of the Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
The Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation, and, under the 2018 OPP, the Advisor is entitled to earn LTIP Units. In addition, the variable base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. See Note 10 — Related Party Transactions and Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

Risks Related to Our Corporate Structure, Common Stock and Preferred Stock
The trading prices of our Common Stock and preferred stock may fluctuate significantly.
The trading prices of shares of our Common Stock and preferred stock are impacted by a number of factors, many of which are outside our control. Among the factors that could affect these trading prices of are:

•	our financial condition and performance;

•	our ability to grow through property acquisitions, the terms, and pace of any acquisitions, we may make and the availability and terms of the financing for those acquisitions;

•	the financial condition of our tenants, including tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional sales of equity securities, including Common Stock or preferred stock, or the perception that additional sales may occur;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income securities;

•	our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates and exchange rates;

•
changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our securities by institutional investors;

•	the extent of short-selling of our securities;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.
Moreover, although the shares of Series A Preferred Stock and Series B Preferred Stock are listed on the NYSE, there can be no assurance that the trading volume for shares of either security will provide sufficient liquidity for holders to sell their shares of either security at the time of their choosing or that the trading price for shares of either security will equal or exceed the price paid for the shares. Because the shares of Series A Preferred Stock and Series B Preferred Stock carry a fixed dividend rate, the trading price in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of shares of Series A Preferred Stock and Series B Preferred Stock to demand a higher yield on their purchase price, which could adversely affect the market price of shares of either security.
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OP and accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our obligations. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and meet our other obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
We may issue additional equity securities in the future.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 280,000,000 shares of stock, consisting of 250,000,000 shares of common stock, par value $0.01 per share and 30,000,000 shares of preferred stock, par value $0.01 per share. As of February 20, 2020, we had the following stock issued and outstanding: (i) 89,458,753 shares of Common Stock, (ii) 6,799,467 shares of Series A Preferred Stock, and (iii) 3,450,000 shares of Series B Preferred Stock. The Series B Preferred Stock ranks on parity with Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock and Series B Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Common Stock could dilute the interests of the holders of our Common Stock, and any issuance of shares of preferred stock senior to our Common Stock, such as our Series A Preferred Stock and Series B Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Common Stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock and Series B Preferred Stock, including preferred stock convertible into shares of our Common Stock, could dilute the interests of the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock, and any issuance of shares of preferred stock senior to our Series A Preferred Stock and Series B Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock and Series B Preferred Stock. These issuances could also adversely affect the trading price of our Common Stock, our Series A Preferred Stock and Series B Preferred Stock.
We may issue shares in public or private offerings in the future, including shares of our Common Stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder, or in connection with the Advisor earning LTIP Units pursuant to the 2018 OPP. LTIP Units are convertible into OP Units after they have been earned and subject to several other conditions. We may also issue OP Units to sellers of properties we acquire. We also may issue shares of our Common Stock or Series B Preferred Stock pursuant to our existing at-the-market programs or any similar future program.

Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.
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
The terms of our Series A Preferred Stock and Series B Preferred Stock, and the terms other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The change of control conversion and redemption features of our Series A Preferred Stock and Series B Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock and Series B Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock and Series B Preferred Stock into shares of our Common Stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem shares of Series A Preferred Stock and Series B Preferred Stock. These features of our Series A Preferred Stock and Series B Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Common Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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
Our board of directors may change our investment policies in its sole discretion. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our investments could change without stockholder approval.
We indemnify our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, the Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers, certain former directors and officers, the Advisor and certain of its affiliates. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and the Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us..
Payment of fees to the Advisor and its affiliates reduces cash available for investment and other uses including payment of dividends to our stockholders.
The Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our investments. They are paid substantial fees for these services, which reduces cash available for investment, other corporate purposes, including payment of dividends to our stockholders.

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
We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the purchaser, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
Based on annualized rental income on a straight-line basis as of December 31, 2019, 31.8% of our tenants are not evaluated or ranked by credit rating agencies, or are ranked below “investment grade,” which includes both actual investment grade ratings of the tenant and “implied investment grade,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants, 37.6% have actual investment grade ratings and 30.6% have “implied investment grade” ratings.
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
We generally seek to enter into long-term leases with our tenants. As of December 31, 2019, 22.2% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than 10 years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
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
If a tenant does not renew its lease or otherwise vacate its space, we likely will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We may have to obtain financing from sources such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, the value of the applicable property or our ability to lease the applicable property on favorable terms could be adversely impacted.
We may not be able to sell a property when we desire to do so.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, we may not have funds available to correct defects or make improvements that are necessary or desirable before the sale of a property. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, as a REIT, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2019, 5% of our properties, based on annualized rental income on a straight-line basis, were retail properties, and our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may also face competition from alternative retail channels, such as mail order catalogs and operators, television shopping networks and shopping via the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements.
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
Our domestic properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our financial resources, including cash available to pay dividends.
Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We own and acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The Terrorism Risk Insurance Act, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace it.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect us and our properties.

Risks Related to Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2019, we had total gross outstanding indebtedness of approximately $1.9 billion. In addition, we may incur significant additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
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
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we typically incur mortgage debt and may pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or fund working capital. We may also borrow if we need funds to continue to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT.
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
The Credit Facility imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions, mergers, asset sales and replacing the Advisor, as well as financial covenants requiring us maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage, unencumbered debt service coverage and recourse debt, as well as a minimum consolidated tangible net worth. Our mortgage loans also generally require compliance with certain property-level financial covenants, such as debt service coverage ratios, and loan-to-value ratios. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If there is a disruption the debt markets, our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or, meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
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
As of December 31, 2019, approximately $59.0 million (representing approximately 3% of our $1.9 billion in total gross outstanding debt) was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”) and not fixed by swap. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts.We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our shares.
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce the cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
With respect to sale-leaseback transactions, we will use commercially reasonable efforts to structure the sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, can provide no assurance that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with taxable REIT subsidiaries may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we do, the taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, the taxable REIT subsidiary may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.

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
The taxation of distributions can be complex; however, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of our the amounts that we pay to our stockholders may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income taxable at capital gains rates generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our shares. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our shares generally will be taxable as capital gain.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our shares.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation”. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interest.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
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
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our shares will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our outstanding shares of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares, or (c) a holder of our shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents our portfolio of real estate properties as of December 31, 2019:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	4.2
Wickes Building Supplies I	May 2013	UK	1	30	4.8
Everything Everywhere	Jun. 2013	UK	1	65	7.5
Thames Water	Jul. 2013	UK	1	79	2.7
Wickes Building Supplies II	Jul. 2013	UK	1	29	7.0
PPD Global Labs	Aug. 2013	US	1	77	4.9
Northern Rock	Sep. 2013	UK	2	86	3.7
Wickes Building Supplies III	Nov. 2013	UK	1	28	8.9
Con-way Freight	Nov. 2013	US	7	105	3.9
Wolverine	Dec. 2013	US	1	469	3.1
Encanto	Dec. 2013	PR	18	65	5.5
Rheinmetall	Jan. 2014	GER	1	320	4.0
GE Aviation	Jan. 2014	US	1	369	6.0
Provident Financial	Feb. 2014	UK	1	117	15.9
Crown Crest	Feb. 2014	UK	1	806	19.1
Trane	Feb. 2014	US	1	25	3.9
Aviva	Mar. 2014	UK	1	132	9.5
DFS Trading I	Mar. 2014	UK	5	240	10.2
GSA I	Mar. 2014	US	1	135	2.6
National Oilwell Varco I	Mar. 2014	US	1	24	3.6
GSA II	Apr. 2014	US	2	25	3.1
OBI DIY	Apr. 2014	GER	1	144	4.1
DFS Trading II	Apr. 2014	UK	2	39	10.2
GSA III	Apr. 2014	US	2	28	3.0
GSA IV	May 2014	US	1	33	5.6
Indiana Department of Revenue	May 2014	US	1	99	3.0
National Oilwell Varco II	May 2014	US	1	23	10.2
Nissan	May 2014	US	1	462	8.8
GSA V	Jun. 2014	US	1	27	3.2
Lippert Components	Jun. 2014	US	1	539	6.7
Select Energy Services I	Jun. 2014	US	3	136	6.8
Bell Supply Co I	Jun. 2014	US	6	80	9.0
Axon Energy Products (2)	Jun. 2014	US	3	214	3.3
Lhoist	Jun. 2014	US	1	23	3.0
GE Oil & Gas	Jun. 2014	US	2	70	5.5
Select Energy Services II	Jun. 2014	US	4	143	6.9
Bell Supply Co II	Jun. 2014	US	2	19	9.0
Superior Energy Services	Jun. 2014	US	2	42	4.3
Amcor Packaging	Jun. 2014	UK	7	295	4.9
GSA VI	Jun. 2014	US	1	7	4.3
Nimble Storage	Jun. 2014	US	1	165	1.8
FedEx -3-Pack	Jul. 2014	US	3	339	2.5
Sandoz, Inc.	Jul. 2014	US	1	154	6.6
Wyndham	Jul. 2014	US	1	32	5.3
Valassis	Jul. 2014	US	1	101	3.3
GSA VII	Jul. 2014	US	1	26	4.9
AT&T Services	Jul. 2014	US	1	402	6.5
PNC - 2-Pack	Jul. 2014	US	2	210	9.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Fujitsu	Jul. 2014	UK	3	163	10.2
Continental Tire	Jul. 2014	US	1	91	2.6
BP Oil	Aug. 2014	UK	1	3	5.8
Malthurst	Aug. 2014	UK	2	4	5.9
HBOS	Aug. 2014	UK	3	36	5.6
Thermo Fisher	Aug. 2014	US	1	115	4.7
Black & Decker	Aug. 2014	US	1	71	2.1
Capgemini	Aug. 2014	UK	1	90	3.3
Merck & Co.	Aug. 2014	US	1	146	5.7
GSA VIII	Aug. 2014	US	1	24	4.6
Waste Management	Sep. 2014	US	1	84	3.0
Intier Automotive Interiors	Sep. 2014	UK	1	153	4.4
HP Enterprise Services	Sep. 2014	UK	1	99	6.2
FedEx II	Sep. 2014	US	1	12	4.3
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	2.7
Dollar General - 39-Pack	Sep. 2014	US	21	200	8.2
FedEx III	Sep. 2014	US	2	221	4.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	4.7
Kuka	Sep. 2014	US	1	200	4.5
CHE Trinity	Sep. 2014	US	2	374	2.9
FedEx IV	Sep. 2014	US	2	255	3.1
GE Aviation	Sep. 2014	US	1	102	3.0
DNV GL	Oct. 2014	US	1	82	5.2
Bradford & Bingley	Oct. 2014	UK	1	121	9.8
Rexam	Oct. 2014	GER	1	176	5.2
FedEx V	Oct. 2014	US	1	76	4.5
C&J Energy	Oct. 2014	US	1	96	3.8
Onguard	Oct. 2014	US	1	120	4.0
Metro Tonic	Oct. 2014	GER	1	636	5.8
Axon Energy Products	Oct. 2014	US	1	26	4.8
Tokmanni	Nov. 2014	FIN	1	801	13.7
Fife Council	Nov. 2014	UK	1	37	4.1
GSA IX	Nov. 2014	US	1	28	2.3
KPN BV	Nov. 2014	NETH	1	133	7.0
Follett School	Dec. 2014	US	1	487	5.0
Quest Diagnostics	Dec. 2014	US	1	224	4.7
Diebold	Dec. 2014	US	1	158	2.0
Weatherford Intl	Dec. 2014	US	1	20	5.8
AM Castle	Dec. 2014	US	1	128	9.8
FedEx VI	Dec. 2014	US	1	28	4.7
Constellium Auto	Dec. 2014	US	1	321	9.9
C&J Energy II	Mar. 2015	US	1	125	3.8
Fedex VII	Mar. 2015	US	1	12	4.8
Fedex VIII	Apr. 2015	US	1	26	4.8
Crown Group I	Aug. 2015	US	2	204	4.0
Crown Group II	Aug. 2015	US	2	411	15.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	10.0
JIT Steel Services	Sep. 2015	US	2	127	10.0
Beacon Health System, Inc.	Sep. 2015	US	1	50	6.3
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	9.8
FedEx Ground	Sep. 2015	US	1	91	5.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Office Depot	Sep. 2015	NETH	1	206	9.2
Finnair	Sep. 2015	FIN	4	656	4.7
Auchan	Dec. 2016	FR	1	152	3.6
Pole Emploi	Dec. 2016	FR	1	41	3.5
Sagemcom	Dec. 2016	FR	1	265	4.1
NCR Dundee	Dec. 2016	UK	1	132	6.9
FedEx Freight I	Dec. 2016	US	1	69	3.7
DB Luxembourg	Dec. 2016	LUX	1	156	4.0
ING Amsterdam	Dec. 2016	NETH	1	509	5.5
Worldline	Dec. 2016	FR	1	111	4.0
Foster Wheeler	Dec. 2016	UK	1	366	4.6
ID Logistics I	Dec. 2016	GER	1	309	4.8
ID Logistics II	Dec. 2016	FR	2	964	4.9
Harper Collins	Dec. 2016	UK	1	873	5.7
DCNS	Dec. 2016	FR	1	97	4.8
Cott Beverages Inc	Feb. 2017	US	1	170	7.1
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	6.7
Bridgestone Tire	Sep. 2017	US	1	48	7.6
GKN Aerospace	Oct. 2017	US	1	98	7.0
NSA-St. Johnsbury I	Oct. 2017	US	1	87	12.8
NSA-St. Johnsbury II	Oct. 2017	US	1	85	12.8
NSA-St. Johnsbury III	Oct. 2017	US	1	41	12.8
Tremec North America	Nov. 2017	US	1	127	7.8
Cummins	Dec. 2017	US	1	59	5.4
GSA X	Dec. 2017	US	1	26	10.0
NSA Industries	Dec. 2017	US	1	83	13.0
Chemours	Feb. 2018	US	1	300	8.1
Fiat Chrysler	Mar. 2018	US	1	128	8.2
Lee Steel	Mar. 2018	US	1	114	8.8
LSI Steel - 3 Pack	Mar. 2018	US	3	218	7.8
Contractors Steel Company	May 2018	US	5	1,392	8.4
FedEx Freight II	Jun. 2018	US	1	22	12.7
DuPont Pioneer	Jun. 2018	US	1	200	9.0
Rubbermaid - Akron OH	Jul. 2018	US	1	669	9.1
NetScout - Allen TX	Aug. 2018	US	1	145	10.7
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	18.8
FedEx - Greenville NC	Sep. 2018	US	1	29	13.1
Penske	Nov. 2018	US	1	606	8.9
NSA Industries	Nov. 2018	US	1	65	18.9
LKQ Corp.	Dec. 2018	US	1	58	11.1
Walgreens	Dec. 2018	US	1	86	5.9
Grupo Antolin	Dec. 2018	US	1	360	12.8
VersaFlex	Dec. 2018	US	1	113	19.0
Cummins	Mar. 2019	US	1	37	8.9
Stanley Security	Mar. 2019	US	1	80	8.5
Sierra Nevada	Apr. 2019	US	1	60	9.3
EQT	Apr. 2019	US	1	127	10.5
Hanes	Apr. 2019	US	1	276	8.8
Union Partners	May 2019	US	2	390	9.3
ComDoc	Jun. 2019	US	1	108	9.4
Metal Technologies	Jun. 2019	US	1	228	14.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Encompass Health	Jun. 2019	US	1	199	13.3
Heatcraft	Jun. 2019	US	1	216	8.5
C.F. Sauer SLB	Jul. 2019	US	6	598	19.6
SWECO	Sep. 2019	US	1	191	10.4
Viavi Solutions	Sep. 2019	US	2	132	12.7
Faurecia	Dec. 2019	US	1	278	9.3
Plasma	Dec. 2019	US	9	125	10.5
Whirlpool	Dec. 2019	US	6	2,924	12.0
FedEx	Dec. 2019	CN	2	20	9.5
NSA Industries	Dec. 2019	US	1	116	20.0
Total			278	31,617	8.3
______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2019.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.
The following table details distribution of our portfolio by country/location as of December 31, 2019:

Country	Acquisition Period	Number of Properties	Square Feet (in thousands)	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Canada	Dec. 2019	2	20	0.1%	9.5
Finland	Nov. 2014 - Sep. 2015	5	1,457	4.6%	9.6
France	Dec. 2016	7	1,632	5.2%	4.6
Germany	Jan. 2014 - Dec. 2016	5	1,584	5.0%	5.0
Luxembourg	Dec. 2016	1	156	0.5%	4.0
The Netherlands	Jul. 2014 - Dec. 2016	3	849	2.7%	6.6
United Kingdom	Oct. 2012 - Dec. 2016	42	4,031	12.7%	9.1
United States	Aug. 2013 - Dec. 2019	195	21,823	69.0%	8.7
Puerto Rico	Dec. 2013	18	65	0.2%	5.5
Total		278	31,617	100.0%	8.3
_______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of December 31, 2019.

The following table details the tenant industry distribution of our portfolio as of December 31, 2019:

Industry	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
Financial Services	11	$31,108	9%	2,126	5%
Healthcare	15	25,257	8%	1,249	4%
Technology	11	20,521	7%	1,038	3%
Aerospace	9	16,732	6%	1,416	4%
Freight	27	14,921	5%	1,466	5%
Consumer Goods	10	14,645	5%	3,864	12%
Government	15	14,414	5%	536	2%
Metal Processing	12	14,331	5%	2,472	8%
Logistics	6	14,129	5%	2,269	7%
Telecommunications	4	13,635	5%	865	3%
Auto Manufacturing	12	12,921	4%	2,400	8%
Energy	30	12,621	4%	1,169	4%
Engineering	1	11,202	4%	366	1%
Pharmaceuticals	4	10,805	4%	476	2%
Metal Fabrication	12	7,779	3%	1,129	4%
Discount Retail	22	7,628	3%	1,001	3%
Retail Food Distribution	3	7,497	2%	1,128	4%
Publishing	1	6,767	2%	873	3%
Specialty Retail	8	5,345	2%	486	2%
Food Manufacturing	6	3,979	1%	598	2%
Automotive Parts Supplier	3	3,852	1%	469	1%
Restaurant - Quick Service	19	3,396	1%	74	—%
Other [2]	37	26,985	9%	4,147	13%
Total	278	$300,470	100%	$31,617	100%
________________________________
[1] Annualized straight-line rent converted from local currency into USD as of December 31, 2019 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.77, as of December 31, 2019 for illustrative purposes, as applicable.
[2] Other includes 23 industry types as of December 31, 2019.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2019:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
United States	195	$185,799	61.9%	21,823	69.0%
Michigan	21	43,854	14.6%	4,881	15.5%
Texas	35	24,315	8.1%	1,926	6.1%
Ohio	15	17,218	5.7%	4,069	12.9%
California	5	13,587	4.5%	627	2.0%
New Jersey	3	8,322	2.8%	349	1.1%
Tennessee	5	8,247	2.8%	1,125	3.6%
Indiana	8	6,831	2.3%	1,490	4.7%
Alabama	2	5,606	1.9%	257	0.8%
Illinois	8	5,369	1.8%	963	3.0%
South Carolina	6	4,912	1.6%	801	2.5%
Kentucky	4	4,287	1.4%	523	1.7%
Pennsylvania	6	3,995	1.3%	447	1.4%
New York	3	3,959	1.3%	677	2.1%
Missouri	3	3,197	1.1%	292	0.9%
Florida	4	2,775	0.9%	179	0.6%
Colorado	2	2,703	0.9%	87	0.3%
Massachusetts	3	2,453	0.8%	192	0.6%
North Carolina	4	2,232	0.7%	201	0.6%
Minnesota	4	2,143	0.7%	150	0.5%
Kansas	7	2,118	0.7%	292	0.9%
Maine	2	1,889	0.6%	50	0.2%
Mississippi	2	1,580	0.5%	314	1.0%
Georgia	2	1,557	0.5%	492	1.6%
South Dakota	2	1,289	0.4%	54	0.2%
Vermont	3	1,166	0.4%	213	0.7%
Nebraska	5	1,150	0.4%	101	0.3%
New Hampshire	2	1,139	0.4%	199	0.6%
Louisiana	4	1,111	0.4%	112	0.4%
West Virginia	1	980	0.3%	104	0.3%
North Dakota	3	884	0.3%	47	0.2%
Iowa	2	848	0.3%	225	0.7%
Maryland	1	785	0.3%	120	0.4%
Oklahoma	8	699	0.2%	79	0.3%
New Mexico	5	556	0.2%	46	0.2%
Wyoming	1	498	0.2%	37	0.1%
Montana	1	441	0.2%	58	0.2%
Idaho	1	441	0.2%	22	0.1%
Delaware	1	362	0.1%	10	—%
Utah	1	303	0.1%	12	—%
United Kingdom	42	54,519	18.2%	4,031	12.8%
Finland	5	14,740	4.9%	1,457	4.6%
The Netherlands	3	13,839	4.6%	849	2.7%
France	7	12,761	4.2%	1,632	5.2%
Germany	5	9,657	3.2%	1,584	5.0%
Luxembourg	1	5,455	1.8%	156	0.5%
Canada	2	488	0.2%	20	0.1%
Puerto Rico	18	3,212	1%	65	—%
Total	278	300,470	100%	31,617	100%
_______________________________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2019 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 CAD to $0.77 as of December 31, 2019 for illustrative purposes, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2019:

(In thousands)	Future Minimum Base Rent Payments (1)
2020	$294,087
2021	295,428
2022	286,725
2023	264,583
2024	225,344
2025	178,316
2026	147,887
2027	131,392
2028	112,043
2029	83,166
Thereafter	281,375
Total	$2,300,346
________________________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 CAD to $0.77 as of December 31, 2019 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2020	1	$1,056	0.4%	100	0.3%
2021	2	4,944	1.6%	323	1.0%
2022	16	23,819	7.9%	1,553	4.9%
2023	29	25,953	8.6%	2,319	7.4%
2024	42	56,406	18.8%	5,254	16.7%
2025	38	37,581	12.5%	3,237	10.3%
2026	17	21,256	7.1%	2,050	6.5%
2027	19	7,863	2.6%	788	2.5%
2028	41	29,633	9.9%	4,171	13.2%
2029	20	25,127	8.4%	2,910	9.2%
Total	225	$233,638	77.8%	22,705	72.0%
________________________________

(1)
Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 CAD to $0.77 as of December 31, 2019 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
As of December 31, 2019, we did not have any tenant whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income, respectively.
Significant Properties
As of December 31, 2019, we did not have any property whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized rental income, respectively.

Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2019 and 2018.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”) for the period commencing June 2, 2015, the date on which we listed shares of our Common Stock on the NYSE and ending December 31, 2019. The graph assumes an investment of $100 on June 2, 2015.

Holders
As of February 20, 2020, we had 89.5 million shares of Common Stock outstanding held by 1,603 stockholders of record.
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
For additional information on the restrictions on dividends and other distributions in our Credit Facility, see Note 5 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”

For tax purposes, of the amounts distributed during the year ended December 31, 2019, 69.1%, or $1.23 per share per annum, and 30.9%, or $0.55 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2018, 73.7%, or $1.57 per share per annum, and 26.3%, or $0.56 per share per annum, represented a return of capital and ordinary dividends, respectively. All dividends paid on Series A Preferred Stock in 2019 were considered 100% ordinary dividend income. No dividends were paid on Series B Preferred Stock in 2019. See Note 8 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
Dividends to Common Stockholders.
We generally pay dividends on our Common Stock on a quarterly basis on the 15th day of the month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the applicable record date at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis.
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
Dividends to Series B Preferred Stock Holders
Dividends on our Series B Preferred Stock, which was issued in November 2019, accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stock holders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by our board of directors. The first quarterly dividend for the Series B Preferred Stock which was sold in an underwritten offering on November 20, 2019 (see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K) were paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from November 26, 2019 to December 31, 2019.

Share-Based Compensation
The following table sets forth information regarding securities authorized for issuance under our stock option plan (the “Plan”), our employee and director incentive restricted share plan (the “RSP”) and our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”) as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	2,554,930	(1)	—	9,313,562	(2)
Total	2,554,930	(1)	—	9,313,562	(2)
(1) Represents shares of Common Stock underlying LTIP Units awarded pursuant to the 2018 OPP. These LTIP Units may be earned by the Advisor based on our achievement of threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2018 OPP, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2) A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2019, no stock options had been awarded under the Plan. The total number of shares that may be issued under or subject to awards under the RSP is equal to up to 10.0% of our outstanding shares of Common Stock on a fully diluted basis at any time. As of December 31, 2019, there were 89,458,752 shares of Common Stock issued and outstanding on a fully diluted basis, and 132,313 shares of Common Stock had been issued under or were subject to awards under the RSP. For additional information on the Plan and the RSP, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
None.
Item 6. Selected Financial Data
The following is selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	December 31,
Balance sheet data (In thousands)	2019	2018	2017	2016	2015
Total real estate investments, at cost	$3,763,264	$3,420,899	$3,172,677	$2,931,695	$2,546,304
Total assets	3,701,605	3,309,478	3,038,595	2,891,467	2,540,522
Mortgage notes payable, net	1,272,154	1,129,807	984,876	747,381	524,262
Revolving credit facilities	199,071	363,894	298,909	616,614	717,286
Term loan, net	397,893	278,727	229,905	—	—
Mezzanine facility, net	—	—	—	55,383	—
Total liabilities	1,991,647	1,880,732	1,624,352	1,535,486	1,320,403
Total equity	1,709,958	1,428,746	1,414,243	1,355,981	1,220,119

Operating data (In thousands, except share and per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue from tenants	$306,214	$282,207	$259,295	$214,174	$205,332
Operating expenses	(214,935)	(208,436)	(173,247)	(153,892)	(172,123)
Gain (loss) on dispositions of real estate investments	23,616	(5,751)	1,089	13,341	—
Operating income (loss)	114,895	68,020	87,137	73,623	33,209
Total other expenses	(64,087)	(54,689)	(60,411)	(21,624)	(29,335)
Income tax (expense) benefit	(4,332)	(2,434)	(3,140)	(4,422)	(5,889)
Net income (loss)	46,476	10,897	23,586	47,577	(2,015)
Net income attributable to non-controlling interest	—	—	(21)	(437)	(50)
Preferred stock dividends	(11,941)	(9,815)	(2,834)	—	—
Net income (loss) attributable to common stockholders	$34,535	$1,082	$20,731	$47,140	$(2,065)
Other data:
Cash flows provided by operations	$145,999	$144,597	$130,954	$114,394	$102,155
Cash flows (used in) provided by investing activities	(294,476)	(457,946)	(78,978)	134,147	(222,279)
Cash flows provided by (used in) financing activities	300,003	312,192	(30,657)	(236,700)	121,604
Per share data:
Common stock dividends declared per common share	$2.13	$2.13	$2.13	$2.13	$2.13
Series A Preferred stock dividends declared per common share	$1.81	$1.81	$1.81	$—	$—
Net income (loss) per common share attributable to common stockholders - basic	$0.40	$0.01	$0.30	$0.82	$(0.04)
Net income (loss) per common share attributable to common stockholders - diluted	$0.39	$0.01	$0.30	$0.82	$(0.04)
Weighted-average number of common shares outstanding:
Basic	85,031,236	69,411,061	66,877,620	56,720,448	58,103,298
Diluted	86,349,645	69,663,208	66,877,620	56,720,448	58,103,298

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. We completed our initial public offering on June 30, 2014, and, on June 2, 2015 we listed our Common Stock on the NYSE under the symbol “GNL.” Our Series A Preferred Stock and our Series B Preferred Stock are both listed on the NYSE under the symbols “GNL PR A” and “GNL PR B,” respectively.
We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical single tenant net-leased commercial properties. Substantially all of our business is conducted through the OP. Our properties are managed and leased to third parties by the Property Manager. Pursuant to the advisory agreement, we have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor and the Property Manager are under common control with AR Global, and these related parties receive compensation and fees for various services provided to us.
As of December 31, 2019, we owned 278 properties consisting of 31.6 million rentable square feet, which were 99.6% leased with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2019, 63.2% of our properties are located in the U.S., Puerto Rico and Canada and 37% are located in Europe. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans secured by real estate. As of December 31, 2019, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of 8.3 years. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2019 and 2018, our cumulative straight-line rents receivable in the consolidated balance sheets was $51.8 million and $47.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, our revenue from tenants included impacts of unbilled rental revenue of $6.8 million, $6.3 million and $10.5 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. Under ASU 2016-02, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we also elected to reflect prior revenue and reimbursements previously reported under ASC 840 on a single line as well. For expenses paid directly by the tenant, under both ASC 842 and 840, we reflected them on a net basis.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line).

However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
Under ASU 2016-02, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the year ended December 31, 2018 and 2017, such amounts were $0.8 million and $1.2 million, respectively. We did not record any uncollectible amounts as reductions of revenue during the year ended December 31, 2019.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section below for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2019 and 2018. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019, we had three properties designated as held for sale. As of December 31, 2018, we had three properties designated as held for sale (see Note 3 — Real Estate Investments, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further details).
As more fully discussed in Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to the consolidated financial statements included in this Annual Report on Form 10-K, all our leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. We will evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2019, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see Note 2 — Summary of Significant Accounting Policies to our

consolidated financial statements included in this Annual Report on Form 10-K), all of our acquisitions were accounted for as business combinations.
For acquired properties with leases classified as operating leases, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining term plus the term of any below-market fixed rate renewal options for below-market leases.
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the year ended December 31, 2019
Impairment of Long-Lived Assets
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 were not considered sales to customers and generally recognized are pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that our goodwill is not impaired as of December 31, 2019 and no further analysis is required.
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
Above-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Equity-Based Compensation
We have a stock-based incentive award plan for our directors, and awards thereunder which are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on the consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met.

Concurrent with the listing of our common stock on the NYSE (the “Listing”) and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, we entered into the 2015 OPP with the Advisor. Also, in July 2018, we entered into the 2018 OPP, a new multi-year outperformance agreement with the Advisor. Under the 2015 OPP, which expired on June 2, 2018, we recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, we record equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. The equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by us on January 1, 2019, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP and accounting for these awards see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and Note 12 — Equity-based compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2019 and 2018. Please see the “Results of Operations” section located on page 50 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of our results of operations for the year ended December 31, 2017.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $34.5 million for the year ended December 31, 2019, as compared to net income attributable to common stockholders of $1.1 million for the year ended December 31, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $306.2 million and $282.2 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily driven by the impact of our property acquisitions, partially offset by the impact of our dispositions since December 31, 2018 and the impact of foreign exchange rates. During the year ended December 31, 2019 there were decreases of 4.3% in the average exchange rate for GBP to USD and 5.2% in the EUR to USD, when compared to the year ended December 31, 2018. Also, during 2018, we recorded income of $3.0 million for a payment received as a lease termination fee in connection with the disposal of Veolia Water. Prior to the sale, we agreed to terminate the lease with the existing tenant and, as a result, received the termination fee. In addition, during the year ended December 31, 2019 we had 19 acquisitions which did not materially impact revenue from tenants for the year ended December 31, 2019 because the acquisitions occurred in December 2019.
Property Operating Expenses
Property operating expenses were $28.3 million and $28.7 million for the years ended December 31, 2019 and 2018, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration (GSA) properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the year ended December 31, 2019, primarily driven by the impact of our property acquisitions, partially offset by the impact of our dispositions since December 31, 2018. Prior to January 1, 2019, property operating expenses included provisions for bad debt expense associated with receivables we believed were doubtful of collection. Effective January 1, 2019, in accordance with new accounting guidance, bad debt expense is now recorded as an adjustment to revenue from tenants. During 2018, we recognized bad debt expense of $0.8 million with respect to receivables, which primarily related to three properties in which leases were terminated during the fourth quarter of 2018 (see the “Impairment Charges and Related Lease Intangible Write-offs” section below). There were no bad debt expense or uncollectible amounts that reduced revenue during 2019. The increase in property operating expenses was partially offset by decreases during the year ended December 31, 2019 of 4.3% in the average exchange rate for GBP to USD and 5.2% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $33.3 million and $28.2 million for the years ended December 31, 2019 and 2018, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services as well as property management fees paid to the Advisor and Property Manager. Our advisory agreement requires us to pay the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) plus a Variable Base Management Fee, both payable in cash, and Incentive Compensation, payable in cash and shares, if the applicable hurdles are met (see Note 10 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for details). There was no Incentive Compensation earned for the years ended December 31, 2019 or 2018. The increase to operating fees between the periods in part results from an increase of $4.3 million in the Variable Base Management Fee resulting from the incremental additional net proceeds of approximately $204.6 million generated by offerings of equity securities during the year ended December 31, 2019. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities.
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. During the years ended December 31, 2019 and 2018, we paid property management fees of $5.8 million and $5.0 million, respectively.
Impairment Charges and Related Lease Intangible Write-offs
During the fourth quarter of 2019, we closed on the sale of two properties in the Netherlands. We had previously concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and we recorded an impairment charge of $6.4 million to reflect the estimated fair value of the properties during the third quarter of 2019.
During the year ended December 31, 2018, certain related entity tenants in six of our properties affiliated by a common guarantor were in financial difficulties. As part of negotiations, we terminated the leases for the tenants of four of the properties. We expect to sell one of the terminated lease properties and evaluated it for impairment and concluded that the carrying amount of the property was in excess of its estimated fair value and recorded an impairment charge of $1.6 million. The three remaining terminated lease properties were leased to other tenants and we wrote-off the related lease intangibles of $3.4 million associated with the original tenants. Two of the tenants are continuing to use the remaining two properties and are current on their rent. Based on expected future cash flows, we do not believe the five leased properties are impaired.
Acquisition, Transaction and Other Costs
We recognized $1.3 million of acquisition, transaction and other costs during the year ended December 31, 2019, which primarily consist of litigation costs related to the termination of our former European service provider.
We recognized $13.9 million of acquisition, transaction and other costs during the year ended December 31, 2018, primarily comprised of expenses incurred in connection with litigation related to the termination of our former European service provider totaling $10.3 million, of which $7.4 million related to a reserve recorded for the settlement of this litigation which was paid during the first quarter of 2019, and $2.9 million related to legal costs. In addition, acquisition, transaction and other costs for the year ended December 31, 2018 included $1.6 million in fees associated with the exploration of a potential equity offering, $1.3 million in various legal and professional fees related to financing activities and $0.7 million of other costs.
General and Administrative Expense
General and administrative expense was $10.1 million and $10.4 million for the years ended December 31, 2019 and 2018, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance. The increase for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to an increase in professional fees.
Equity-Based Compensation
During the year ended December 31, 2019, we recognized equity-based compensation expense of $9.5 million, which primarily related to the 2018 OPP. During the year ended December 31, 2018, we recognized equity-based compensation expense of $2.6 million, which primarily related to the 2018 OPP and 2015 OPP. Equity based compensation expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
Through December 31, 2018, the 2015 OPP and 2018 OPP were remeasured at fair market value as of each balance sheet date with a cumulative effect adjustment based on the new value each period and vesting. As the value declined, prior accruals were reversed and income was recognized. Ultimately, the 2015 OPP resulted in no LTIP Units being earned upon final measurement at June 2, 2018.

Under new accounting guidance adopted by us on January 1, 2019 that applies to the 2018 OPP beginning on that date, the equity-based compensation expense calculated as of adoption of the new guidance is now fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021, the end of the service period. For additional information see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K. See Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for details regarding the 2018 OPP and 2015 OPP.
Depreciation and Amortization
Depreciation and amortization expense was $126.0 million and $119.6 million for the years ended December 31, 2019 and 2018, respectively. The increase was due to the net impact of our property acquisitions, partially offset by the impact of our dispositions during 2019. The increase in depreciation and amortization expense was partially offset by decreases during the year ended December 31, 2019 of 4.3% in the average exchange rate for GBP to USD and 5.2% in the EUR to USD, when compared to 2018.
Gain (Loss) on Dispositions of Real Estate Investments
During the year ended December 31, 2019, we sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties), for a contract purchase price of $136.7 million resulting in a gain of $14.0 million, one property located in the United Kingdom with a contract sales price of $9.1 million resulting in a loss of $0.4 million, two properties in the Netherlands and three properties in Germany with a contract sales price of $165.5 million resulting in a gain of $10.0 million. These dispositions had total contract sales price of approximately $311.3 million (based on USD equivalents on the date of sale), resulting in an aggregate gain of $23.6 million.
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
Interest Expense
Interest expense was $64.2 million and $58.0 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.8 billion as of December 31, 2018 to $1.9 billion as of December 31, 2019, and the weighted-average effective interest rate of our total debt was 3.1% as of December 31, 2018 and 3.0% as of December 31, 2019. The increase in interest expense was partially offset by decreases during the year ended December 31, 2019 of 4.3% in the average exchange rate for GBP to USD and 5.2% in the average exchange rate for EUR to USD when compared to the same period last year.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity and interest rates.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.9 million and $3.9 million, for the years ended December 31, 2019 and 2018, respectively. The loss in 2019 was primarily related to the write off previously recorded deferred financing costs, and the loss in 2018 was due to the write off $1.5 million of previously recorded deferred financing costs and prepayment penalties paid on early extinguishment of debt of $2.4 million.
Foreign Currency and Interest Rate Impact on Operations
The gains of $0.8 million and $7.6 million on derivative instruments for the years ended December 31, 2019 and 2018, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD.
During the years ended December 31, 2019 and 2018, we recorded gains of $0.1 million and losses of $0.4 million, respectively, on undesignated foreign currency advances and other hedge ineffectiveness.
As a result of our investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the year ended December 31, 2019, the average exchange rate for GBP to USD decreased by 4.3%, and the average exchange rate for EUR to USD decreased by 5.2%, when compared to 2018.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $4.3 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively, mainly driven by $2.0 million in increased expense due to changes in European tax policies.
Cash Flows from Operating Activities
During the year ended December 31, 2019, net cash provided by operating activities was $146.0 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2019 reflect net income of $46.5 million, adjusted for non-cash items of $137.3 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flows by $22.6 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 of $294.5 million was primarily driven by property acquisitions of $562.7 million and capital expenditures of $17.3 million. These cash uses were partially offset by proceeds from asset dispositions of $288.4 million during the year ended December 31, 2019.
Net cash used in investing activities during the year ended December 31, 2018 of $457.9 million was primarily driven by property acquisitions of $479.6 million and capital expenditures of $1.5 million. These cash uses were partially offset by proceeds from asset dispositions of $23.7 million during the year ended December 31, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities of $300.0 million during the year ended December 31, 2019 primarily related to net borrowings on our Revolving Credit Facility of $165.6 million, proceeds from mortgage notes payable of $579.3 million, net proceeds from issuance of Common Stock of $258.4 million, net proceeds from the issuance of Series A Preferred Stock of $34.6 million, net proceeds from the issuance of Series B Preferred Stock of $83.1 million and proceeds from our Term Loan of $125.0 million. These cash inflows were partially offset by payments on mortgage notes payable of $433.6 million, dividends paid to common stockholders of $150.8 million, dividends paid on Series A Preferred Stock of $10.7 million and payments of financing costs of $19.1 million.
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

Liquidity and Capital Resources
As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of $270.3 million and $100.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties and properties we expect to acquire to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the year ended December 31, 2019, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand, consisting of proceeds from borrowings. These sources of capital include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our Common Stock ATM Program and Series A Preferred Stock ATM Program and proceeds from the sale of properties and undistributed funds from operations, if any. We expect these sources to continue (except the Series A Preferred Stock ATM Program which was terminated in November 2019) and such sources may also include proceeds received from the Series B Preferred Stock ATM Program (or any similar future program) and proceeds from other future offerings of debt or equity securities (including preferred equity securities).
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock and preferred stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion). In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions — Year Ended December 31, 2019
During the year ended December 31, 2019, we acquired 39 properties for $562.7 million, including capitalized acquisition costs, and funded $11.4 million of capital expenditures to expand and remodel four properties that are leased to a single tenant, in exchange for increased annual rent at the respective properties. The acquisition of 19 of these properties for $253.7 million, including capitalized acquisition costs, was completed during the three months ended December 31, 2019. During the three months ended December 31, 2019, our acquisitions were primarily funded with financing activity, which includes net proceeds from our financing activities and borrowings under the Revolving Credit Facility, and proceeds from our Common Stock ATM Program and Series A Preferred Stock ATM Program. During the year ended December 31, 2019, our acquisitions were primarily funded with the proceeds raised from our Common Stock ATM Program and our Series A Preferred Stock ATM Program. Acquisitions were also funded through proceeds from dispositions, as well as proceeds from our financing activity, including our refinancing activity and borrowings under the Revolving Credit Facility. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
During the year ended December 31, 2019, we sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties), one property located in the United Kingdom, two properties in the Netherlands and three properties in Germany for a total contract sales price of approximately $311.3 million (based on USD equivalents on the date of sale), resulting in an aggregate gain of $23.6 million, which is reflected in gain (loss) on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2019. Of these dispositions, we sold two properties located in the Netherlands and three properties in Germany for a total contract sales price of approximately $165.5 million (based on USD equivalents on the date of sale) during the three months ended December 31, 2019, resulting in an aggregate gain of $8.8 million. We have used, and expect to continue to use, these net proceeds primarily to fund future acquisitions.
Acquisitions and Dispositions Subsequent to December 31, 2019 and Pending Transactions
In January 2020, we acquired one property for a contract purchase price of $9.4 million. In February 2020, through the date of this filing, we acquired four properties for an aggregate contract purchase price of 38.9 million.We have signed four definitive purchase and sale agreements (“PSAs”) to acquire a total of nine net lease properties, located in the U.S. and Canada, for an aggregate purchase price of approximately $184.0 million. We have signed two non-binding letters of intent (“LOIs”) to acquire a total of 3 net lease properties, located in the United States, for an aggregate purchase price of $47.7 million. The PSAs are subject to conditions and the LOIs may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all.

Equity Offerings
Common Stock
We have the Common Stock ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. During January 2019, we sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.7 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, we had raised all $175.0 million contemplated by our existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, we terminated our existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. Under the new equity distribution agreement, through December 31, 2019, we sold 5,596,452 shares of Common Stock for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.4 million. In total, during the year ended December 31, 2019, we sold 13,355,773 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.2 million and additional issuance costs of $1.2 million. There were no shares of Common Stock sold under the Common Stock ATM Program during the fourth quarter of 2019.
Preferred Stock
Prior to its termination in November 2019, we also had the Series A Preferred Stock ATM Program, an “at the market” equity offering program, for our Series A Preferred Stock, pursuant to which we could raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through our sales agents. During the year ended December 31, 2019, we sold 1,382,577 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $35.3 million, before commissions paid of $0.5 million and additional issuance costs of $0.2 million.
On November 20, 2019, we completed the initial issuance and sale of 3,450,000 shares of Series B Preferred Stock (including 450,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were approximately $86.2 million before deducting the underwriting discount of $2.7 million and additional offering expenses of $0.5 million.
Subsequently, in December 2019, we established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. We did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during 2019.
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
Borrowings
As of December 31, 2019, we had total debt outstanding of $1.9 billion with a weighted average interest rate per annum equal to 3.0%, consisting of secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs and outstanding advances under our Revolving Credit Facility of $199.1 million and a total outstanding balance on our Term Loan of $397.9 million, net of deferred financing costs.
During the year ended December 31, 2019, we repaid amounts outstanding under the Revolving Credit Facility using a portion of the proceeds from our Common Stock ATM Program and then re-borrowed additional amounts under the Revolving Credit Facility to fund our then-current pipeline of acquisitions and other investment transactions. This activity during the year ended December 31, 2019, as well as a reduction in the amount outstanding under the Revolving Credit Facility corresponding to an increase in the amount outstanding under the Term Loan in connection with an amendment and restatement of the credit agreement related to our Credit Facility (the “Credit Facility Amendment”), resulted in a $164.8 million decrease in the amount outstanding under the Revolving Credit Facility from December 31, 2018 to December 31, 2019, including additional borrowings of $94.0 million during the three months ended December 31, 2019. In the future, we may similarly use “at the market” equity offering programs, dispositions and other sources of capital to fund repayments of amounts under the Revolving Credit Facility and then re-borrow additional amounts to fund our existing pipeline of acquisitions and other investment transactions.
On August 1, 2019, we, through the OP, entered into the Credit Facility Amendment to, among other things, increase the aggregate total commitments, lower the interest rate, as a result of a lower range of applicable interest rate margins, and revise certain covenants. Following the closing of the Credit Facility Amendment, the aggregate amount outstanding under the Credit Facility increased by $39.4 million based on USD equivalents. The additional borrowings are expected to be used for acquisitions.

The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of December 31, 2019, approximately $204.1 million was available for future borrowings under the Revolving Credit Facility.
As of December 31, 2019, 88.2% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.1% per annum. As of December 31, 2019, 11.8% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.4% per annum. The total gross carrying value of unencumbered assets as of December 31, 2019 was $1.5 billion, and approximately $1.3 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 49.3% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2019. See Note 6 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for fair value of such debt as of December 31, 2019. As of December 31, 2019 the weighted-average maturity of our indebtedness was 5.8 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
On September 12, 2019, we, through certain wholly owned subsidiaries, borrowed $204.0 million secured by a first mortgage on 12 of our single tenant net leased office and industrial properties located in ten states. Approximately $86.5 million of the net proceeds from the loan was used to repay outstanding mortgage indebtedness related to the mortgaged properties. Of the remaining net proceeds, approximately $0.3 million was used to fund deposits required to be made at closing into reserve accounts and approximately $126.5 million was available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 3.65% and matures on October 1, 2029. The loan is interest-only, with the principal balance due on the maturity date. From and after November 2, 2021, the loan may be prepaid at any time, in whole but not in part, subject to certain conditions and limitations, including payment of a prepayment premium for any prepayments made prior to July 1, 2029. Partial prepayments are also permitted under certain circumstances, subject to certain conditions and limitations.
On June 12, 2019, we, through certain wholly owned subsidiaries, borrowed €120.0 million (approximately $135.8 million based on the exchange rate on that date) secured by three of our properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.38% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million (approximately $90.8 million based on the exchange rate on that date) of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.
On May 10, 2019, we, through certain wholly owned subsidiaries, borrowed €51.5 million (approximately $57.9 million based on the exchange rate on that date) from secured by five of our properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at our option to February 29, 2024 subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. We also entered into a swap to fix the interest rate for 80% of the principal amount. The net proceeds from the loan were used to repay all €35.6 million (approximately $40.0 million based on the exchange rate on that date) outstanding in mortgage indebtedness that previously encumbered three of the properties that secure the loan.
On April 12, 2019, we, through certain wholly owned subsidiaries, borrowed $97.5 million from secured by 16 of our single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.0 million was used to repay outstanding indebtedness under the Revolving Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due on the maturity date. We may prepay the loan in whole or in part at any time, subject to certain fees and any unpaid interest depending on the timing and other circumstances of the prepayment.
On February 6, 2019, we, through certain wholly owned subsidiaries, borrowed an aggregate of €74.0 million ($84.3 million based on the prevailing exchange rate on that date) secured by mortgages on our five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount of the loan and is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.4 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
In January 2019, we repaid two maturing mortgage loans in full using approximately $17.3 million of cash on hand.

During December 2019, we repaid €50 million (approximately $55 million based on the prevailing exchange rate on the applicable dates) of mortgages encumbering three of our French properties, which were added to the borrowing base under our Revolving Credit Facility.
Credit Facility
On July 24, 2017, we, through the OP, entered into a credit agreement with KeyBank, and on August 1, 2019, we amended and restated our Credit Facility pursuant to the Credit Facility Amendment. Based on USD equivalents at closing of the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion from approximately $906.2 million. As of June 30, 2019, we had an outstanding balance of $259.5 million under the Revolving Credit Facility and an outstanding balance of $277.4 million under the Term Loan, net of deferred financing costs. Following the closing of the Credit Facility Amendment, the entire €359.6 million ($403.3 million based on USD equivalents as of December 31, 2019) total commitment with respect to the Term Loan component was outstanding and $170.7 million of the $835.0 million total commitment with respect to the Revolving Credit Facility component was outstanding. Based on USD equivalents, this represented an increase of $39.4 million in the aggregate amount outstanding under the Credit Facility. As of December 31, 2019, we had an outstanding balance of $199.1 million under the Revolving Credit Facility and an outstanding balance of $397.9 million under the Term Loan, net of deferred financing costs.
Following the Credit Facility Amendment, upon our request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $515.0 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from the previous maximum of $950.0 million prior to the Credit Facility Amendment. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at our option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of December 31, 2019, the Credit Facility had a weighted average effective interest rate of 2.2% after giving effect to interest rate swaps in place.
Our Credit Facility requires us to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including the Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2019, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as acquisition, transaction and other costs, as well as certain other costs that are considered to be non-core, such as debt extinguishment costs, fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core

FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and other items excluded in Core FFO as well as unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impact of transactions or other items that are not related to the ongoing performance of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income attributable to common stockholders (in accordance with GAAP)	$34,535	$1,082	$20,731
Impairment charges and related lease intangible write-offs	6,375	5,000	—
Depreciation and amortization	125,996	119,582	113,048
(Gain) loss on dispositions of real estate investments	(23,616)	5,751	(1,089)
Proportionate share of adjustments for non-controlling interest to arrive at FFO	—	—	(78)
FFO (as defined by NAREIT) attributable to common stockholders (1)	143,290	131,415	132,612
Acquisition, transaction and other costs (2)	1,320	13,850	1,979
Loss on extinguishment of debt (3)	949	3,897	—
Fire (recovery) loss	—	(50)	45
Proportionate share of adjustments for non-controlling interest to arrive at Core FFO	—	—	(1)
Core FFO attributable to common stockholders (1)	145,559	149,112	134,635
Non-cash equity-based compensation	9,530	2,649	(3,787)
Non-cash portion of interest expense	6,614	5,193	4,420
Amortization of above- and below- market leases and ground lease assets and liabilities, net	1,655	2,130	1,930
Straight-line rent	(6,758)	(6,310)	(10,537)
Unrealized (income) loss on undesignated foreign currency advances and other hedge ineffectiveness	(76)	434	3,679
Eliminate unrealized losses (gains) on foreign currency transactions (4)	2,919	(7,127)	10,182
Amortization of mortgage discounts and premiums, net and mezzanine discount	260	1,249	827
Deferred tax benefit	—	—	(693)
Proportionate share of adjustments for non-controlling interest to arrive at AFFO	—	—	(4)
AFFO attributable to common stockholders (1)	$159,703	$147,330	$140,652

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$143,290	$131,415	$132,612
Core FFO attributable to common stockholders	$145,559	$149,112	$134,635
AFFO attributable to common stockholders	$159,703	$147,330	$140,652
_____

(1)
For the year ended December 31, 2018 includes income from a lease termination fee of $3.0 million, which is recorded in rental income in the consolidated statements of operations, related to a real estate asset sold during the third quarter of 2018.

(2)
For the year ended December 31, 2019, acquisition, transaction and other costs primarily related to litigation costs resulting from litigation with our former European service provider. For the year ended December 31, 2018, acquisition, transaction and other costs are comprised of expenses incurred in connection with litigation related to the termination of the Former Service Provider totaling $10.3 million, of which $7.4 million related to a reserve recorded for the then anticipated settlement of this litigation and $2.9 million relates to legal costs. In addition, includes $1.6 million in fees associated with the exploration of a potential foreign equity offering, $1.3 million various legal and professional fees related to financing activities and $0.7 million of other costs. For the year ended December 31, 2017, acquisition, transaction and other costs primarily comprised of approximately $0.8 million of merger and deal related costs and also include approximately $0.9 million in derivative novation costs in connection with the replacement of related counterparties, which are non-recurring costs and are considered to be non-core.

(3)
For the year ended December 31, 2019, primarily includes non-cash write off of deferred financing costs. For the year ended December 31, 2018, includes non-cash write-off of deferred financing costs of $1.5 million and prepayment penalties paid on early extinguishment of debt of $2.4 million.

(4)
For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2019, gains on derivative instruments were $0.8 million which were comprised of unrealized losses of $2.9 million and realized gains of $3.7 million. For the year ended December 31, 2018, gains on derivative instruments were $7.6 million which were comprised of unrealized gains of $7.1 million and realized gains of $0.5 million. For the year ended December 31, 2017, losses on derivative instruments were $8.3 million which were comprised of unrealized losses of $10.2 million and realized gains of $1.9 million.

Dividends
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
Through March 31, 2019, we generally paid dividends on our Common Stock on a monthly basis at an annualized rate of $2.13 per share, or $0.1775 per share per month. We generally pay dividends on our Common Stock on a quarterly basis on the 15th day of the month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the applicable record date at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis.
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
Dividends on our Series B Preferred Stock, which was issued in November 2019, accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stock holders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by our board of directors. The first quarterly dividend for the Series B Preferred Stock which was sold in an underwritten offering on November 20, 2019 (see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K) were paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from November 26, 2019 to December 31, 2019.
Pursuant to Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, most recently in connection with the amendment and restatement of our Credit Facility in August 2019. There can be no assurance that they will do so again in the future. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”

Cash used to pay dividends and distributions was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019		December 31, 2019
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$43,270		$14,883		$44,988		$47,638		$150,779
Dividends to holders of Series A Preferred Stock	2,455		2,485		2,706		3,081		10,727
Distributions to holders of LTIP Units	134		136		135		137		542
Total dividends and distributions	$45,859		$17,504		$47,829		$50,856		$162,048

Source of dividend coverage:
Cash flows provided by operations	$24,751	54.0%	$17,504	100.0%	$26,605	55.6%	$48,150	94.7%	$145,999	(1)	90.1%
Available cash on hand	21,108	46.0%	—	—%	21,224	44.4%	2,706	5.3%	16,049	(1)	9.9%
Total sources of dividend and distribution coverage	$45,859	100.0%	$17,504	100.0%	$47,829	100.0%	$50,856	100.0%	$162,048		100.0%

Cash flows provided by operations (GAAP basis)	$24,751		$46,493		$26,605		$48,150		$145,999

Net income attributable to common stockholders (in accordance with GAAP)	$5,791		$12,621		$6,860		$9,263		$34,535
_____
(1) Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates (see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion).

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2019 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Principal on mortgage notes payable	$1,287,448	$18,872	$44,327	$534,499	$689,750
Interest on mortgage notes payable (1)	310,876	33,566	51,823	48,802	176,685
Principal on Revolving Credit Facility	199,071	—	—	199,071	—
Interest on Revolving Credit Facility	18,587	5,171	10,298	3,118	—
Principal on Term Loan	403,258	—	—	403,258	—
Interest on Term Loan (1)	31,878	6,970	13,901	11,007	—
Operating ground lease rental payments due (2)	47,109	1,385	2,770	2,774	40,180
Total (3) (4)	$2,298,227	$65,964	$123,119	$1,202,529	$906,615
_________________________

(1)	Based on exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019.

(2)	Ground lease rental payments due for our ING Amsterdam lease are not included in the table above as our ground rent for this property is prepaid through 2050.

(3)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2019, which consisted primarily of the Euro and the GBP. At December 31, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(4)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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
Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, or otherwise if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. Increases in interest rates may have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2019, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $3.4 million (see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
As of December 31, 2019, our total consolidated debt, which includes borrowings under the Credit Facility and secured mortgage financings, had a total carrying value of $1.9 billion, an estimated fair value of $2.0 billion and a weighted average effective interest rate per annum of 3.0%. At December 31, 2019, a significant portion (approximately 88.2%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt mortgage debt at December 31, 2019 ranged from 1.3% to 4.9% and had a weighted average interest rate of 3.1%. The contractual annual interest rates on our variable-rate debt at December 31, 2019 ranged from 1.9% to 4.1% and had a weighted average interest rate of 2.4%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates which increased through 2018 and may continue to increase in future periods. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2019:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)	Total Debt
2020	$16,263	$—	$16,263
2021	11,776	—	11,776
2022	2,087	522	2,609
2023	354,089	209,830	563,919
2024	620,065	20,555	640,620
Thereafter	661,622	(7,032)	654,590
Total	$1,665,902	$223,875	$1,889,777
____________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019, for illustrative purposes, as applicable.

(2)	Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2019 by an aggregate increase of $67.2 million or an aggregate decrease of $59.4 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2019 would increase by $18.2 million and decrease by $6.5 million, respectively for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe but also in Canada and as a result are subject to risk from the effects of exchange rate movements in the Euro, the GBP and the CAD which may affect future costs and cash flows, in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we have used and may continue to use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of the Euro, the GBP and the CAD (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency subject to any impacts from our hedging activity.
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2019, we did not have any draws in excess of our net investments (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net asset position of $2.7 million at December 31, 2019 (see Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2019, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2020	$56,950	$54,321	$488	$111,759
2021	57,253	54,983	488	112,724
2022	57,612	54,389	488	112,489
2023	56,598	51,536	488	108,622
2024	37,389	37,389	488	75,266
Thereafter	78,003	214,517	2,173	294,693
Total	$343,805	$467,135	$4,613	$815,553
_______________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 CAD to $0.77 as of December 31, 2019 for illustrative purposes, as applicable.
Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2019, during each of the next five calendar years and thereafter, are as follows (in thousands):

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2020	$19,597	$12,369	$31,966
2021	12,210	20,585	32,795
2022	102	27,503	27,605
2023	57,760	266,575	324,335
2024	217,583	5,682	223,265
Thereafter	—	—	—
Total	$307,252	$332,714	$639,966

	Future Debt Service Payments (1) (2)
	Credit Facility (Term Loan Portion)
(In thousands)	EUR	GBP	Total
2020	$6,970	$—	$6,970
2021	6,951	—	6,951
2022	6,951	—	6,951
2023	6,951	—	6,951
2024	407,313	—	407,313
Thereafter	—	—	—
Total	$435,136	$—	$435,136
_______________________

(1)
Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at December 31, 2019.
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2019, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (63%) and the remaining are in Finland (5%), France (4%), Germany (3%), Luxembourg (2%), The Netherlands (5%) and the United Kingdom (18%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2019. Based on annualized rental income, at December 31, 2019, our directly owned real estate properties contain significant concentrations in the following asset types: office (49%), industrial/distribution (46%), and retail (5%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2019, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office – 650 Fifth Avenue – 30th Floor, New York, NY 10019, attention Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.globalnetlease.com.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-52 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019 and for the years ended December 31, 2019 and 2018.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.4 (4)	Articles of Amendment filed on February 27, 2019
3.5 (5)	Articles Supplementary relating to the designation of shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, dated November 22, 2019.
3.6 (6)	Articles of Amendment filed on December 13, 2019.
3.7 (6)	Articles Supplementary classifying additional shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share filed on December 13, 2019
4.1 (7)
Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.

4.2 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1 (7)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (8)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (9)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.4 (8)	Global Net Lease, Inc. (f/k/a American Realty Capital Global Daily Net Asset Trust, Inc.) 2012 Stock Option Plan.
10.5 (10)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.6 (11)
Loan Agreement, dated as of October 27, 2017, by and among the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.

10.7 (11)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.8 (11)
Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.

10.9 (11)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.

Exhibit No.	Description
10.10 (11)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.11 (12)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.12 (1)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.13 (3)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.14 (13)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.15 (13)	2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.16 (14)
First Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of August 14, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.17 (15)
Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.18 (16)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.19 (4)	Form of Restricted Stock Unit Award Agreement.
10.20 (4)
Third Amendment, dated as of February 27, 2019, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.21 (17)
First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.22(4)
Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America Inc., and Stifel, Nicolaus & Company Incorporated.

10.23 *	Property Management and Leasing Agreement, dated as of April 5, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.24 (17)
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

10.25 (18)
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

10.26 (19)
First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.27 (19)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.28 (19)
First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

Exhibit No.	Description
10.29 (20)	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender.
10.30 (20)	Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.31 (20)	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.32 (20)
Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.

10.33 (20)	Property Management and Leasing Agreement, dated as of September 12, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.34 (21)
Amendment No. 3, dated as of November 12, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc.

10.35 (22)
Underwriting Agreement, dated November 20, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley FBR, Inc., BMO Capital Markets Corp. and Ladenburg Thalmann & Co Inc. as representatives of the underwriters listed on Schedule I thereto.

10.36 (23)	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.37 (6)	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.38 (6)
Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc.

10.39 *
First Amendment, dated as of December 31, 2019, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.40 *	Form of Indemnification Agreement.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
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

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

(5)	Filed as an exhibit to our Registration Statement on Form 8-A filed with the SEC on November 22, 2019.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2019.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2015.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2015.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2017.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2017.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2018.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2018.

(15)	Filed as an exhibit to our Current Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 7, 2018.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 16, 2018.

(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2019.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2019.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2019.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2019.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 22, 2019.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 22, 2019.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2020.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, Audit Committee Chair and Nominating and Corporate Governance Committee Chair	February 28, 2020
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 28, 2020
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2020
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Christopher J. Masterson

/s/ Lee M. Elman	Independent Director	February 28, 2020
Lee M. Elman

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 28, 2020
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	February 28, 2020
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocations for Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions with cash paid for acquired real estate investments, net of liabilities assumed, of $562.7 million during the year ended December 31, 2019. For acquired properties with leases classified as operating leases, management allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.

The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are there was significant judgment by management to develop the fair value estimates of tangible and intangible assets and liabilities. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence relating to these fair value estimates. In addition, significant audit effort was required in evaluating the significant assumptions relating to the discounted cash flows of tangible and intangible assets and liabilities, including capitalization rates, discount rates, fair market lease rates, and land values per square foot. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s valuation of tangible and intangible assets and liabilities and controls over developing the related assumptions used in the discounted cash flow model, including capitalization rates, discount rates, fair market lease rates, and land values per square foot. Audit procedures also included, among others, (i) reading the executed purchase agreements and lease documents; (ii) testing management’s process for estimating the fair value of tangible and intangible assets and liabilities; (iii) testing management’s projected cash flows used to estimate the fair value of tangible and intangible assets and liabilities, using professionals with specialized skill and knowledge to assist in doing so; and (iv) evaluating the accuracy of discounted cash flow model outputs, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of the significant assumptions used in the discounted cash flow model, including capitalization rates, discount rates, fair market lease rates, and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2020

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments, at cost (Note 3):
Land	$414,446	$398,911
Buildings, fixtures and improvements	2,685,325	2,345,202
Construction in progress	11,725	1,235
Acquired intangible lease assets	651,768	675,551
Total real estate investments, at cost	3,763,264	3,420,899
Less accumulated depreciation and amortization	(517,123)	(437,974)
Total real estate investments, net	3,246,141	2,982,925
Assets held for sale	—	112,902
Cash and cash equivalents	270,302	100,324
Restricted cash	3,985	3,369
Derivative assets, at fair value (Note 7)	4,151	8,730
Unbilled straight-line rent	51,795	47,183
Operating lease right-of-use asset (Note 9)	50,211	—
Prepaid expenses and other assets	37,370	22,245
Due from related parties	351	16
Deferred tax assets	4,441	3,293
Goodwill and other intangible assets, net	21,920	22,180
Deferred financing costs, net	10,938	6,311
Total Assets	$3,701,605	$3,309,478

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,272,154	$1,129,807
Revolving credit facility (Note 5)	199,071	363,894
Term loan, net (Note 5)	397,893	278,727
Acquired intangible lease liabilities, net	30,529	35,757
Derivative liabilities, at fair value (Note 7)	7,507	3,886
Due to related parties	342	790
Accounts payable and accrued expenses	22,903	31,529
Operating lease liability (Note 9)	23,985	—
Prepaid rent	17,236	16,223
Deferred tax liability	14,975	15,227
Taxes payable	1,046	2,228
Dividends payable	4,006	2,664
Total Liabilities	1,991,647	1,880,732
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2019; 13,409,650 shares authorized, 5,416,890 shares issued and outstanding as of December 31, 2018	68	54
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 3,450,000 shares issued and outstanding as of December 31, 2019 and no shares authorized, issued and outstanding as of December 31, 2018	35	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 89,458,752 shares issued and outstanding at December 31, 2019; 100,000,000 shares authorized, 76,080,625 shares issued and outstanding at December 31, 2018	2,225	2,091
Additional paid-in capital	2,408,353	2,031,981
Accumulated other comprehensive income	20,195	6,810
Accumulated deficit	(733,245)	(615,448)
Total Stockholders’ Equity	1,697,631	1,425,488
Non-controlling interest	12,327	3,258
Total Equity	1,709,958	1,428,746
Total Liabilities and Equity	$3,701,605	$3,309,478

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
Revenue from tenants	$306,214	$282,207	$259,295

Expenses (income):
Property operating	28,314	28,732	28,857
Fire (recovery) loss	—	(50)	45
Operating fees to related parties	33,292	28,234	24,457
Impairment charges and related lease intangible write-offs	6,375	5,000	—
Acquisition, transaction and other costs (Note 9)	1,320	13,850	1,979
General and administrative	10,108	10,439	8,648
Equity-based compensation	9,530	2,649	(3,787)
Depreciation and amortization	125,996	119,582	113,048
Total expenses	214,935	208,436	173,247
Operating income before gain (loss) on dispositions of real estate investments	91,279	73,771	86,048
Gain (loss) on dispositions of real estate investments	23,616	(5,751)	1,089
Operating income	114,895	68,020	87,137
Other income (expense):
Interest expense	(64,199)	(57,973)	(48,450)
Loss on extinguishment of debt	(949)	(3,897)	—
Gain (loss) on derivative instruments	769	7,638	(8,304)
Unrealized income (loss) on undesignated foreign currency advances and other hedge ineffectiveness	76	(434)	(3,679)
Other income (loss)	216	(23)	22
Total other expense, net	(64,087)	(54,689)	(60,411)
Net income before income tax	50,808	13,331	26,726
Income tax expense	(4,332)	(2,434)	(3,140)
Net income	46,476	10,897	23,586
Net income attributable to non-controlling interest	—	—	(21)
Preferred stock dividends	(11,941)	(9,815)	(2,834)
Net income attributable to common stockholders	$34,535	$1,082	$20,731

Basic and Diluted Earnings Per Common Share:
Basic net income per share attributable to common stockholders	$0.40	$0.01	$0.30
Diluted net income per share attributable to common stockholders	$0.39	$0.01	$0.30
Weighted average common shares outstanding:
Basic	85,031,236	69,411,061	66,877,620
Diluted	86,349,645	69,663,208	66,877,620

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$46,476	$10,897	$23,586

Other comprehensive income (loss)
Cumulative translation adjustment	21,147	(17,555)	27,954
Designated derivatives, fair value adjustments	(7,430)	4,918	8,163
Other comprehensive income (loss)	13,717	(12,637)	36,117

Comprehensive income (loss)	60,193	(1,740)	59,703
Amounts attributable to non-controlling interest
Net income	—	—	(21)
Cumulative translation adjustment	—	—	2
Designated derivatives, fair value adjustments	—	—	23
Comprehensive loss attributable to non-controlling interest	—	—	4

Preferred stock dividends	(11,941)	(9,815)	(2,834)

Comprehensive income (loss) attributable to common stockholders	$48,252	$(11,555)	$56,873

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2016	—	$—	—	—	66,258,559	$1,990	$1,708,541	$(16,695)	$(346,058)	$1,347,778	$8,203	$1,355,981
Conversion of OP Units to common stock	—	—	—	—	181,841	5	2,624	—	—	2,629	(2,629)	—
Issuance of Common Stock, net	—	—	—	—	820,988	8	18,287	—	—	18,295	—	18,295
Issuance of Series A Preferred Stock, net	5,409,650	54	—	—	—	—	129,997	—	—	130,051	—	130,051
Dividends declared:
Common stock, $2.13 per share	—	—	—	—	—	—	—	—	(142,427)	(142,427)	—	(142,427)
Series A preferred stock, $1.81 per share	—	—	—	—	—	—	—	—	(2,834)	(2,834)	—	(2,834)
Equity-based compensation	—	—	—	—	25,843	—	662	—	—	662	(4,449)	(3,787)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(642)	(642)	(97)	(739)
Net income	—	—	—	—	—	—	—	—	23,565	23,565	21	23,586
Cumulative translation adjustment	—	—	—	—	—	—	—	27,956	—	27,956	(2)	27,954
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	8,186	—	8,186	(23)	8,163
Rebalancing of ownership percentage	—	—	—	—	—	—	(53)	—	—	(53)	53	—
Balance, December 31, 2017	5,409,650	54	—	—	67,287,231	2,003	1,860,058	19,447	(468,396)	1,413,166	1,077	1,414,243
Issuance of Common Stock, net	—	—	—	—	8,793,394	88	171,682	—	—	171,770	—	171,770
Issuance of Series A Preferred Stock, net	7,240	—	—	—	—	—	(227)	—	—	(227)	—	(227)
Dividends declared:
Common stock, $2.13 per share	—	—	—	—	—	—	—	—	(147,549)	(147,549)	—	(147,549)
Series A preferred stock, $1.81 per share	—	—	—	—	—	—	—	—	(9,815)	(9,815)	—	(9,815)
Equity-based compensation	—	—	—	—	—	—	468	—	—	468	2,181	2,649
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(585)	(585)	—	(585)
Net income	—	—	—	—	—	—	—	—	10,897	10,897	—	10,897
Cumulative translation adjustment	—	—	—	—	—	—	—	(17,555)	—	(17,555)	—	(17,555)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	4,918	—	4,918	—	4,918
Balance, December 31, 2018	5,416,890	54	—	—	76,080,625	2,091	2,031,981	6,810	(615,448)	1,425,488	3,258	1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASU 2016-02 (Note 2)	—	—	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	—	—	13,355,773	134	258,288	—	—	258,422	—	258,422
Issuance of Series A Preferred Stock, net	1,382,577	14	—	—	—	—	34,590	—	—	34,604	—	34,604
Issuance of Series B Preferred Stock, net	—	—	3,450,000	35	—	—	83,033	—	—	83,068	—	83,068
Dividends declared:
Common stock, $2.13 per share	—	—	—	—	—	—	—	—	(150,922)	(150,922)	—	(150,922)
Series A preferred stock, $1.81 per share	—	—	—	—	—	—	—	—	(11,353)	(11,353)	—	(11,353)
Series B preferred stock, $1.72 per share	—	—	—	—	—	—	—	—	(588)	(588)	—	(588)
Equity-based compensation	—	—	—	—	22,354	—	461	—	—	461	9,069	9,530
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(542)	(542)	—	(542)
Net income	—	—	—	—	—	—	—	—	46,476	46,476	—	46,476
Cumulative translation adjustment	—	—	—	—	—	—	—	21,147	—	21,147	—	21,147
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(7,430)	—	(7,430)	—	(7,430)
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$46,476	$10,897	$23,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	69,257	64,849	59,385
Amortization of intangibles	56,739	54,733	53,663
Amortization of deferred financing costs	6,614	5,193	4,420
Amortization of mortgage discounts and premiums, net	260	1,249	810
Amortization of mezzanine discount	—	—	17
Amortization of below-market lease liabilities	(3,518)	(3,463)	(3,364)
Amortization of above-market lease assets	4,328	4,614	4,346
Amortization of above- and below- market ground lease assets	845	979	948
Bad debt expense	—	835	1,185
Unbilled straight-line rent	(6,758)	(6,310)	(10,537)
Equity-based compensation	9,530	2,649	(3,787)
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	2,919	(7,127)	10,182
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	76	434	3,679
Payments for settlement of derivatives	(1,879)	(1,926)	(1,547)
Loss on extinguishment of debt	949	3,897	—
(Gain) loss on dispositions of real estate investments	(23,616)	5,751	(1,089)
Impairment charges and related lease intangible write-offs	6,375	5,000	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(11,299)	(463)	(6,225)
Deferred tax assets	(1,148)	(2,264)	549
Accounts payable and accrued expenses	(9,730)	8,263	(593)
Prepaid rent	1,013	(2,312)	106
Deferred tax liability	(252)	(634)	1,804
Taxes payable	(1,182)	(247)	(6,584)
Net cash, cash equivalents and restricted cash provided by operating activities	145,999	144,597	130,954
Cash flows from investing activities:
Investment in real estate and real estate related assets	(562,733)	(479,648)	(98,777)
Deposits for real estate investments	(2,795)	—	—
Capital expenditures	(17,346)	(1,454)	(3,118)
Proceeds from dispositions of real estate investments	288,398	23,717	12,292
(Payments for) proceeds from settlement of net investment hedges	—	(561)	10,625
Net cash, cash equivalents and restricted cash used in investing activities	(294,476)	(457,946)	(78,978)
Cash flows from financing activities:
Borrowings under revolving credit facilities	209,995	247,000	647,353
Repayments on revolving credit facilities	(375,585)	(177,375)	(1,006,949)
Repayment of mezzanine facility	—	—	(56,537)
Proceeds from mortgage notes payable	579,285	494,689	187,000
Payments on mortgage notes payable	(433,555)	(313,225)	(21,918)
Payments on early extinguishment of debt charges	(137)	(2,398)	—
Proceeds from issuance of Common Stock, net	258,422	171,770	18,295
Proceeds from issuance of Series A Preferred Stock, net	34,604	(227)	130,434
Proceeds from issuance of Series B Preferred Stock, net	83,068	—	—
Proceeds from term loan	125,019	60,400	225,000
Payments of financing costs	(19,065)	(10,601)	(14,612)
Dividends paid on Common Stock	(150,779)	(147,444)	(142,739)
Dividends paid on Series A Preferred Stock	(10,727)	(9,812)	(383)
Distributions to non-controlling interest holders	(542)	(585)	(739)
Payments received on related party notes receivable acquired in merger	—	—	5,138
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	300,003	312,192	(30,657)
Net change in cash, cash equivalents and restricted cash	151,526	(1,157)	21,319
Effect of exchange rate changes on cash	19,068	(2,877)	9,080
Cash, cash equivalents and restricted cash at beginning of period	103,693	107,727	77,328
Cash, cash equivalents and restricted cash at end of period	$274,287	$103,693	$107,727

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents, end of period	$270,302	$100,324	$102,425
Restricted cash, end of period	3,985	3,369	5,302
Cash, cash equivalents and restricted cash, end of period	$274,287	$103,693	$107,727

Supplemental Disclosures:
Cash paid for interest	$58,323	$49,113	$43,555
Cash paid for income taxes	5,043	4,350	9,437
Non-Cash Investing and Financing Activities:
Loss on extinguishment of debt	$812	$1,499	$—
Conversion of OP Units to common stock	$—	$—	$2,629

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1 — Organization
Global Net Lease, Inc. (the “Company”), formerly known as American Realty Capital Global Trust, Inc., incorporated on July 13, 2011, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company’s common stock, $0.01 par value per share (“Common Stock” is listed on the New York Stock Exchange (“NYSE”) under the symbol “GNL.” In addition, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) are both listed on the NYSE under the symbols “GNL PR A” and “GNL PR B,” respectively.
The Company invests in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical single tenant net-leased commercial properties. Substantially all of the Company’s business is conducted through the Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. The Company’s properties are managed and leased to third parties by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, “AR Global”), and these related parties receive compensation and fees for various services provided to the Company.
As of December 31, 2019, the Company owned 278 properties (all references to number of properties and square footage are unaudited) consisting of 31.6 million rentable square feet, which were 99.6% leased, with a weighted average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2019, approximately 63% of the Company’s properties are located in the U.S. or Canada and approximately 37% are located in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of December 31, 2019, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to multi-year outperformance agreements entered into with the Advisor in 2015 (the “2015 OPP”) and 2018 (the “2018 OPP”) and fair value measurements, as applicable.
Reclassifications
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below). Prior period have been reclassified to conform to this presentation.
Out-of-Period Adjustments
During the year ended December 31, 2017, the Company recorded $0.5 million of additional rental income and unbilled straight-line rent due to an error in the calculation of straight-line rent for one of the Company’s properties acquired during 2014.
The Company concluded that this adjustment was not material to the financial position or results of operations for the 2017 period or any prior period.
Also, during the year ended December 31, 2017, the Company identified certain historical errors in its current taxes payable as well as its statements of comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2013 which impacted the quarterly financial statements and annual periods previously issued. Specifically, when recording its annual provision, the Company had adjusted its current taxes payable to the cumulative amount of taxes payable without consideration for cumulative payments. This adjustment was made with an offsetting amount in cumulative translation adjustments within other comprehensive income (“OCI”) and accumulated other comprehensive income (“AOCI”). As of December 31, 2016, income taxes payable were overstated and AOCI was understated by $4.7 million. OCI was understated by $2.9 million, $1.9 million and overstated by $0.1 million for the years ended December 31, 2016, 2015 and Pre-2015, respectively. The Company concluded that the errors noted above were not material for the 2017 period or any prior periods presented and has adjusted the amounts on a cumulative basis in the year ended December 31, 2017.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of 8.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2019 and 2018, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $51.8 million and $47.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company’s revenue from tenants included impacts of unbilled rental revenue of $6.8 million, $6.3 million and $10.5 million, respectively, to adjust contractual rent to straight-line rent.
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
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2019. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2020	$294,087
2021	295,428
2022	286,725
2023	264,583
2024	225,344
Thereafter	934,179
Total	$2,300,346
_____
(1) Assumes exchange rates of £1.00 to $1.32 for GBP, €1.00 to $1.12 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.77 as of December 31, 2019 for illustrative purposes, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2018:

(In thousands)	Future Minimum Base Rent Payments (1)
2019	$275,118
2020	278,651
2021	279,630
2022	270,569
2023	247,237
Thereafter	856,838
Total	$2,208,043
________________________________________

(1)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2018 and 2017, such amounts were $0.8 million and $1.2 million, respectively. The Company did not record any uncollectible amounts as reductions of revenue during the year ended December 31, 2019.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section in this Note for a discussion of the initial accounting for investments in Real Estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2019 and 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019, the Company did not have any properties classified as held for sale and as of December 31, 2018, the Company had had three properties classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As more fully discussed in Note 2 — Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see Summary of Significant Accounting Policies below), all of our acquisitions were accounted for as business combinations.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. . Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Impairment of Long-Lived Assets
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
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.
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
Above-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $270.3 million at December 31, 2019, of which $213.7 million, $25.3 million and $18.0 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2018, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $100.3 million, of which $14.3 million, $35.4 million and $41.8 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $4.0 million and $3.4 million as of December 31, 2019 and 2018, respectively.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2019.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Deferred Financing Costs, Net
Deferred financing costs, net are costs associated with the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
Multi-Year Outperformance Agreements
Concurrent with the listing of the Company’s common stock on the NYSE (the “Listing”) and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into the 2015 OPP with the Advisor. Also, in July 2018, the Company entered into the 2018 OPP, a new multi-year outperformance agreement with the Advisor. Under the 2015 OPP, which expired on June 2, 2018, the Company recorded equity-based compensation expense associated with the awards over the requisite service period on a graded basis. Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. The equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. Under new accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards see Recently Issued Accounting Pronouncements section below and Note 12 — Equity-based compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code and believes it has so qualified. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REIT’s are subject to a number of other organizational and operational requirements.
The Company conducts business in various states and municipalities within the U.S., Canada, Puerto Rico, the United Kingdom and Western Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease the Company’s earnings and available cash. In addition, the Company’s international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company derives most of its REIT taxable income from its real estate operations in the U.S. and has historically distributed all of its REIT taxable income to its shareholders. As such, the Company’s real estate operations are generally not subject to U.S federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.
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
The Company’s current income tax provision for the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $2.4 million, and $2.1 million, respectively. The Company’s deferred income tax (benefit) provision for the years ended December 31, 2019, 2018, and 2017 was $(0.4) million, $3.3 million, and $1.0 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions. For the years ended December 31, 2019, 2018 and 2017 the Company recognized income tax expense of $4.3 million, $2.4 million and $3.1 million, respectively.
Deferred tax assets on the consolidated balance sheets are net of valuation allowances of $4.3 million and $3.0 million as of December 31, 2019 and 2018, respectively.
The amount of dividends payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
Foreign Currency Translation
The Company’s reporting currency is the USD. The functional currency of the Company’s foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of AOCI in the consolidated statements of equity.
Per Share Data
The Company calculates basic earnings per share of Common Stock by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long term incentive plan units of limited partner interest in the OP (“LTIP Units”), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 13 — Earnings Per Share).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 278 properties totaling approximately 31.6 million square feet substantially all of which were net leased to 124 tenants, with an occupancy rate of 99.6%.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2019. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue from tenants:
United States and Puerto Rico	$180,100	$148,588	$133,060
United Kingdom	51,215	54,025	52,567
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	74,881	79,594	73,668
Canada	18	—	—
Total	$306,214	$282,207	$259,295

	As of December 31,
(In thousands)	2019	2018
Investments in real estate:
United States	$2,496,960	$2,073,022
United Kingdom	593,845	586,836
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	665,236	761,041
Canada	7,223	—
Total	$3,763,264	$3,420,899

Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Because the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. Prior period have been conformed to this new presentation.

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue from tenants, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $3.4 million, net of $2.2 million in bad debt reserves as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

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
Lessee Accounting
The Company is a lessee under ground leases for seven properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $24.0 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.

•
The Company also reclassified $27.0 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 9 — Commitments and Contingencies.

Other Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. In 2019, the Company early adopted this guidance , in connection with the reassessments and impairment of goodwill during the year ended December 31, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January 1, 2019 and began applying the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense is being recorded over the requisite service period from the grant date. See Note 12 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the 2015 OPP.
Pending Adoption as of December 31, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The revised guidance became effective for the Company effective January 1, 2020 and it is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020 and it is not expected to have a material impact on the Company’s financial statements.

Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2019, 2018 and 2017, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in these periods were considered asset acquisitions for accounting purposes.

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Real estate investments, at cost:
Land	$43,259	$34,291	$18,410
Buildings, fixtures and improvements	449,745	384,603	66,704
Total tangible assets	493,004	418,894	85,114
Acquired intangible lease assets:
In-place leases	70,628	70,414	15,365
Above-market lease assets	1,051	48	235
Below-market lease liabilities	(1,950)	(9,708)	(1,937)
Cash paid for acquired real estate investments	$562,733	$479,648	$98,777
Number of properties purchased	39	23	12

Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. During the year ended December 31, 2018, the Company wrote off certain lease intangibles related to terminated leases (see the “Impairment Charges and Related Lease Intangible Write-offs” section below). The Company did not record an impairment to its intangible assets associated with our real estate investments during the years ended December 31, 2019 and 2017.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within Gain (loss) on dispositions of real estate investments in the consolidated statements of operations.
During the year ended December 31, 2019, the Company sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties), one property located in the United Kingdom, two properties in the Netherlands and three properties in Germany for a total contract sales price of $311.3 million, resulting in an aggregate gain of $23.6 million, which

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

is reflected in gain (loss) on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2019.
During the year ended December 31, 2018 the Company sold two properties for a total contract sales price of $25.3 million. At closing, the Company paid approximately $1.7 million, net, in excess of proceeds received from the sales for the repayment of mortgage debt and a recorded a loss of $5.8 million, net. Prior to the sale of one of the properties, the Company agreed to terminate the lease with the existing tenant and received a termination fee of $3.0 million in accordance with the terms of the lease. This amount is recorded in revenue from tenants in the consolidated statements of operations for the year ended December 31, 2018.
During the year ended December 31, 2017, the Company sold its property located in Fort Washington, Pennsylvania for net proceeds of $12.3 million, resulting in a net gain of $1.1 million, comprised of a $0.4 million gain on sale and a reduction of approximately $0.8 million in the Gain Fee payable to the Advisor (see Note 10 —  Related Party Transactions for details).
The following table summarizes the aforementioned properties sold:

Portfolio	State	Disposition Date	Number of Properties	Square Feet
Properties Sold in 2019:
Crowne Group	Indiana	March 7, 2019	1	21,562
Crowne Group	Michigan	May 17, 2019	1	92,244
Talk Talk	Manchester UK	May 23, 2019	1	48,415
Family Dollar	Various U.S. States	June 28, 2019	62	518,634
Family Dollar	Various U.S. States	September 20, 2019	32	265,596
Panasonic	New Jersey	September 30, 2019	1	48,497
Achmea	Netherlands	November 1, 2019	2	190,252
RWE	Germany	December 27, 2019	3	198,138
			103	1,383,338
Properties Sold in 2018:
Western Digital	California	June 8, 2018	1	286,330
Veolia Water	Ohio	July 31, 2018	1	70,000
			2	356,330
Properties Sold in 2017:
Kulicke & Soffa	Pennsylvania	February 17, 2017	1	88,000
Impairment Charges and Related Lease Intangible Write-offs
In November 2019, the Company sold two properties in the Netherlands. As of September 30, 2019 the Company concluded that the estimated future undiscounted cash flows associated with these two properties did not exceed their respective carrying values, and as a result, we recorded an impairment charge of $6.4 million in the third quarter of 2019 to reflect the estimated fair value of the properties.
During the year ended December 31, 2018, certain related entity tenants in six of the Company’s properties affiliated by a common guarantor were in financial difficulties. As part of negotiations, the Company terminated the leases for the tenants of four of the properties, while the tenants of the remaining two properties continue to operate under their existing lease terms. Of these four properties with lease terminations, two were re-leased to other tenants and two were sold. Based on expected future cash flows, the Company concluded that the carrying amount was in excess of the estimated fair value of one of the properties being sold, resulting in an impairment charge of $1.6 million. Due to the four lease terminations, the Company wrote-off related lease intangibles of $3.4 million associated with the original tenants.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019, the Company did not have any assets held for sale. As of December 31, 2018, the Company had three properties which were not considered discontinued operations and therefore were recorded and classified as held for sale. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented. The following table details the major classes of assets associated with the properties that were classified as held for sale as of December 31, 2018:

December 31,
(Dollar amounts in thousands)	2018
Real estate investments held for sale, at cost:
Land	$19,250
Buildings, fixtures and improvements	104,221
Total real estate assets held for sale, at cost	123,471
Less accumulated depreciation and amortization	(10,569)
Total real estate investments held for sale, net	$112,902

Intangible Lease Assets and Lease Liabilities
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$620,123	$237,585	$382,538	$602,631	$201,344	$401,287
Above-market leases	31,645	12,816	18,829	41,049	14,020	27,029
Below-market ground leases (1)	—	—	—	31,871	2,384	29,487
Total acquired intangible lease assets	$651,768	$250,401	$401,367	$675,551	$217,748	$457,803
Intangible liabilities:
Below-market leases	$42,413	$11,884	$30,529	$43,708	$9,857	$33,851
Above-market ground lease (1)	—	—	—	2,108	202	1,906
Total acquired intangible lease liabilities	$42,413	$11,884	$30,529	$45,816	$10,059	$35,757

(1) Upon adoption of ASC 842 effective January 1, 2019, intangible assets related to ground leases were reclassified to be included as part of Operating lease right-of-use assets presented on the Company’s consolidated balance sheet. See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements for additional information.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Projected Amortization for intangible lease assets and liabilities
The following table provides the weighted-average amortization periods as of December 31, 2019 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2020	2021	2022	2023	2024
In-place leases	8.0	$57,673	$57,050	$53,560	$46,339	$36,825
Total to be included as an increase to depreciation and amortization		$57,673	$57,050	$53,560	$46,339	$36,825

Above-market lease assets	6.0	$3,448	$3,448	$3,412	$3,235	$2,317
Below-market lease liabilities	11.9	(3,318)	(3,318)	(3,225)	(3,199)	(2,501)
Total to be included as a decrease to rental income		$130	$130	$187	$36	$(184)

Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2019, 2018 and 2017.

	December 31,
Country / U.S. State	2019	2018	2017
United States	63.0%	55.7%	48.9%
Michigan	14.6%	13.7%	*
United Kingdom	18.2%	19.0%	22.1%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 4 — Mortgage Notes Payable, Net
Mortgage notes payable as of December 31, 2019 and 2018 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2019	December 31, 2018				Maturity
			(In thousands)	(In thousands)
Finland:	Finnair (2)	—	$—	$32,501	—		—	—
	Tokmanni (2)	—	—	33,159	—		—	—
	Finland	5	82,996	—	1.8%	(10)	Fixed/Variable	Feb. 2024

France:	Auchan (3)	—	—	9,498	—%		—%	—
	Pole Emploi (3)	—	—	6,637	—%		—%	—
	Sagemcom (3)	—	—	41,083	—%		—%	—
	Worldline	1	5,608	5,722	1.9%	(11)	Fixed	Jul. 2020
	DCNS	1	10,655	10,872	1.5%	(11)	Fixed	Dec. 2020
	ID Logistics II	2	11,776	12,016	1.3%		Fixed	Jun. 2021

Germany	Rheinmetall (4)	—	—	12,130	—		—	—
	OBI DIY (4)	—	—	5,150	—		—	—
	RWE AG (3)	—	—	71,524	—%		—%	—
	Rexam (5)	—	—	5,876	—		—	—
	Metro Tonic (5)	—	—	30,326	—		—	—
	ID Logistics I (5)	—	—	4,578	—		—	—
	Germany	5	57,761	—	1.8%	(12)	Fixed/Variable	Jun. 2023

Luxembourg:	DB Luxembourg (6)	—	—	41,198	—		—	—

The Netherlands:	ING Amsterdam (6)	—	—	50,353	—		—	—
Luxembourg/The Netherlands	Benelux	3	134,587	—	1.4%		Fixed	Jun. 2024
	Total EUR denominated	17	303,383	372,623

United Kingdom:	UK Multi-Property Cross Collateralized Loan	42	294,315	292,890	3.2%	(13)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	294,315	292,890

United States:	Quest Diagnostics (7)	—	—	52,800	—		—	—
	AT&T Services (7)	—	—	33,550	—		—	—
	Penske Logistics (8)	1	70,000	70,000	4.7%		Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I (8)	12	187,000	187,000	4.4%		Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II (8)	8	32,750	32,750	4.4%		Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III (8)	7	98,500	98,500	4.9%		Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV (8)	16	97,500	—	4.6%		Fixed	May 2029
	Multi-Tenant Mortgage Loan V (8)	12	204,000	—	3.7%		Fixed	Oct. 2029
	Total USD denominated	56	689,750	474,600
	Gross mortgage notes payable	115	1,287,448	1,140,113	3.4%
	Mortgage discount		(26)	(569)	—
	Deferred financing costs, net of accumulated amortization (9)		(15,268)	(9,737)	—
	Mortgage notes payable, net of deferred financing costs	115	$1,272,154	$1,129,807	3.4%
_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	These loans were refinanced in February 2019 as part of the Finland Refinancing (see below for further details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

(3)	These loans were repaid in full upon maturity in December 2019.

(4)	These loans were repaid in full upon maturity in January 2019 and later encumbered in May 2019 as part of the German Refinancing (see below for further details.

(5)	These loans were refinanced in May 2019 as part of the German Refinancing (see below for further details).

(6)	These loans were refinanced in June 2019 as part of the Benelux Refinancing (see below for further details).

(7)	This loan was refinanced in September 2019 as part of the Multi-Tenant Mortgage Loan V.

(8)
The borrower’s (wholly owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.

(9)
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

(10)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of September 30, 2019.

(11)	Fixed as a result of a “pay-fixed” interest rate swap agreement.

(12)
The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan bears interest at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.

(13)	80% fixed as a result of an interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect is as of December 31, 2019.

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2019:

(In thousands)	Future Principal Payments (1)
2020	$18,872
2021	24,548
2022	19,779
2023	316,916
2024	217,583
Thereafter	689,750
Total	$1,287,448
_________________________

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2019, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of December 31, 2019 was $1.5 billion, and approximately $1.3 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
Multi-Tenant Mortgage Loan V
On September 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed $204.0 million from KeyBank National Association (“KeyBank”) secured by a first mortgage on 12 of the Company’s single tenant net leased office and industrial properties located in ten states. Approximately $86.5 million of the net proceeds from the loan was used to repay outstanding mortgage indebtedness related to the mortgaged properties. Of the remaining net proceeds, approximately $0.3 million was used to fund deposits required to be made at closing into reserve accounts and approximately $126.5 million was available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 3.65% and matures on October 1, 2029. The loan is interest-only, with the principal balance due on the maturity date. From and after November 2, 2021, the loan may be prepaid at any time, in whole but not in part, subject to certain conditions and limitations, including payment of a prepayment premium for any prepayments made prior to July 1, 2029. Partial prepayments are also permitted under certain circumstances, subject to certain conditions and limitations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Benelux Refinancing
On June 12, 2019, the Company, through certain wholly owned subsidiaries, borrowed €120.0 million (approximately $135.8 million based on the exchange rate on that date) from Landesbank Hessen-Thüringen Girozentrale, secured by three of the Company’s properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.38% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million (approximately $90.8 million based on the exchange rate on that date) of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.
German Refinancing
On May 10, 2019, the Company, through certain wholly owned subsidiaries, borrowed €51.5 million (approximately $57.9 million based on the exchange rate on that date) from Landesbank Hessen-Thüringen Girozentrale, secured by five of the Company’s properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024, subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. The amount fixed by swap agreement represents 80% of the principal amount and the interest rate is fixed at 1.8%, for that portion. The net proceeds from the loan were used to repay all €35.6 million (approximately $40.0 million based on the exchange rate on that date) outstanding in mortgage indebtedness that previously encumbered three of the properties t hat secure the loan.
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
Finland Refinancing
On February 6, 2019, the Company, through certain wholly owned subsidiaries, borrowed an aggregate of €74.0 million ($84.3 million based on the prevailing exchange rate on that date) secured by mortgages on the Company’s five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount and the interest rate is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.4 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
Penske Logistics
On November 14, 2018, the Company, through certain wholly owned subsidiaries entered into a mortgage loan, yielding gross proceeds of approximately $70.0 million with a fixed rate of 4.6% and a 10-year maturity. Proceeds were used to fund a portion of the $126.6 million purchase price to acquire a cold storage facility located in Romulus, Michigan. The borrower’s (a wholly owned subsidiary of ours) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
U.S. Multi-Tenant Mortgage Loan III
On November 9, 2018, the Company, through certain wholly owned subsidiaries, entered into a multi-tenant mortgage loan, yielding gross proceeds of $98.5 million with a fixed interest rate of 4.9% and 10-year maturity in December 2028. This multi-tenant mortgage loan is interest-only with a principal balance due on maturity, and it is secured by seven properties in six states, totaling approximately 651,313 square feet. Proceeds were used to pay down $90.0 million of outstanding indebtedness under the Revolving Credit Facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

U.K. Multi-Property Loan
On August 13, 2018, the Company, through certain wholly owned subsidiaries, entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of approximately 2.0% plus 3-month GBP LIBOR, maturing in August 2023. With respect to the interest, 80% of the principal amount is fixed by a swap agreement, while the remaining 20.0% of the principal remains variable. The loan is interest-only for the first two years, followed by scheduled principal amortization of £37.9 million in the final three years of the loan, with the remaining principal balance due on maturity. The loan is secured by all 43 of the Company’s properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. The other five properties were unencumbered prior to the loan.
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
Note 5 — Credit Facilities
The table below details the outstanding balances as of December 31, 2019 and 2018 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($403.3 million USD based on the prevailing exchange rate as of December 31, 2019) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants.

	December 31, 2019				December 31, 2018
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$199,071	$62,211	£40,000	€75,000	$363,894	$278,625	£40,000	€30,000

Term Loan	403,258	—	—	359,551	282,069	—	—	246,481
Deferred financing costs	(5,365)	—	—	—	(3,342)	—	—	—
Term Loan, Net	397,893	—	—	359,551	278,727	—	—	246,481
Total Credit Facility	$596,964	$62,211	£40,000	€434,551	$642,621	$278,625	£40,000	€276,481

(1)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2018 for illustrative purposes, as applicable.
Credit Facility - Terms
On July 24, 2017, the Company, through the OP, entered into a credit agreement with KeyBank. Based on USD equivalents at closing, on July 24, 2017, the aggregate total commitments under the Credit Facility were $725.0 million. On July 2, 2018, upon

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

the Company’s request, the lenders under the Credit Facility increased the aggregate total commitments from $722.2 million to $914.4 million, based on prevailing exchange rates on that date, with approximately $132.0 million of the increase allocated to the Revolving Credit Facility and approximately €51.8 million ($60.2 million based on the prevailing exchange rate on that date) allocated to the Term Loan. The Company used all the proceeds from the increased borrowings under the Term Loan to repay amounts outstanding under the Revolving Credit Facility. Under the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased to $1.235 billion, based on the USD equivalent on August 1, 2019, the date of the closing.
Prior to the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility could have been increased up to an aggregate additional amount of $35.6 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $950.0 million. Following the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, the aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of $515.0 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from the previous maximum of $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest only. Prior to the Credit Facility Amendment, the Revolving Credit Facility was scheduled to mature on July 24, 2021, subject to one one-year extension at the Company’s option, and the Term Loan was scheduled to mature on July 24, 2022. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of December 31, 2019, the Credit Facility had a weighted average effective interest rate of 2.2% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of December 31, 2019, approximately $204.1 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. For additional information, see Note 4 — Mortgage Notes Payable, net.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth.
The Credit Facility Amendment also revised certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including financial covenants and the covenant restricting the payment of distributions. The revisions to the restrictive covenants with respect to distributions increased the maximum amount the Company may use to pay cash distributions. Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed a threshold level of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K). Pursuant to the Credit Facility Amendment, this maximum threshold was increased from 95% to 100% of the Company’s Adjusted FFO for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO prior to the Credit Facility Amendment and 105% of Adjusted AFFO after the Credit Facility Amendment. Following the Credit Facility Amendment, from and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 95% of Adjusted FFO to 100% of Adjusted FFO during the quarter ended on March 31, 2019.
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
Prior Credit Facility
On July 24, 2017, the Company terminated a credit facility (as amended from time to time, the “Prior Credit Facility”) and repaid the outstanding balance of $725.8 million (based on USD equivalents on that date comprising €255.7 million, £160.2 million and $221.6 million) of which $720.9 million was repaid with proceeds from the Credit Facility (as described below) and $4.9 million from cash on hand.
The Prior Credit Facility, which was entered into in July 25, 2013, provided for borrowings of up to $740.0 million (subject to borrowing base availability). Under the Prior Credit Facility, the Company had the option to have draws under the Prior Credit Facility priced at either the Alternate Base Rate (as described below) plus, depending upon the Company’s consolidated leverage ratio, 0.60% to 1.20% or at Adjusted LIBOR (as described below) plus, depending upon the Company’s consolidated leverage ratio, 1.60% to 2.20%. The Alternate Base Rate was defined in the Prior Credit Facility as a rate per annum equal to the greatest of (a) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate” in effect on such day,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

(b) the federal funds effective rate in effect on such day plus half of 1%, and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1%. Adjusted LIBOR was defined as LIBOR multiplied by the statutory reserve rate, as determined by the Federal Reserve System of the United States. The Prior Credit Facility agreement required the Company to pay an unused fee per annum of 0.25% if the unused balance of the Prior Credit Facility exceeded or was equal to 50% of the available facility or a fee per annum of 0.15% if the unused balance of the Prior Credit Facility was less than 50% of the available facility.
Mezzanine Facility
In December 2016, in connection with the Company’s merger with American Realty Capital Global Trust II, Inc., which was then advised by an affiliate of the Advisor, the Company assumed the mezzanine loan agreement (the “Mezzanine Facility”) with an estimated aggregate fair value of $107.0 million and which provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility bore interest at 8.25% per annum, payable quarterly, and was scheduled to mature on August 13, 2017. On March 30, 2017, the Company terminated the Mezzanine Facility agreement and repaid in full the outstanding balance of $56.5 million (or €52.7 million).
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy level within which those instruments fall.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$2,726	$—	$2,726
Interest rate swaps, net (USD, GBP & EUR)	$—	$(6,082)	$—	$(6,082)
December 31, 2018
Foreign currency forwards, net (GBP & EUR)	$—	$5,472	$—	$5,472
Interest rate swaps, net (USD, GBP & EUR)	$—	$(628)	$—	$(628)
2018 OPP (1)	$—	$—	$(18,804)	$(18,804)

(1) Effective with the adoption of ASU 2018-07 on January 1, 2019, the 2018 OPP is no longer measured at fair market value on a recurring basis (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation for additional information).
The valuation of the 2018 OPP was determined using a Monte Carlo simulation. This analysis reflected the contractual terms of the 2018 OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that the 2018 OPP valuation in its entirety was classified in Level 3 of the fair value hierarchy as of December 31, 2018.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2019 or 2018.
Level 3 Valuations
As discussed above, the 2018 OPP is no longer measured at fair value on a recurring basis and in accordance with newly adopted accounting rules is being amortized on a straight-line basis beginning on January 1, 2019 (see Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements and see Note 12 — Equity-Based Compensation for additional information). The following is a reconciliation of the beginning and ending balance for the changes in the fair value of the 2018 OPP, prior to the adoption on ASU 2018-07 described above, for the year ended December 31, 2019:

(In thousands)	2018 OPP
Beginning Value as of December 31, 2017	$—
Initial value	27,600
Fair value adjustment	(8,796)
Ending Value as of December 31, 2018	$18,804

The following table provides quantitative information about the significant Level 3 inputs used (in thousands):

Financial Instrument	Fair Value at December 31, 2019	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
2018 OPP	$18,804	Monte Carlo Simulation	Expected volatility	23.0%

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash due to/from related parties, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		December 31, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable (1) (2)	3	$1,272,154	$1,339,931	$1,129,807	$1,157,710
Revolving Credit Facility (3)	3	$199,071	$210,997	$363,894	$365,591
Term Loan (3) (4)	3	$397,893	$403,631	$278,727	$283,558
______________
(1) Carrying value includes $1.3 billion gross mortgage notes payable less $26,000 of mortgage discounts and $15.3 million of deferred financing costs as of December 31, 2019.
(2) Carrying value includes $1.1 billion gross mortgage notes payable less $0.6 million of mortgage discounts and $9.7 million of deferred financing costs as of December 31, 2018.
(3) Both the Revolving Credit Facility and Term Loan are part of the Credit Facility (see Note 5 — Credit Facilities for more information).
(4) Carrying value includes $403.3 million and $282.1 million gross Term Loan payable less $5.4 million and $3.3 million of deferred financing costs as of December 31, 2019 and 2018, respectively.
The fair value of the gross mortgage notes payable, the Revolving Credit Facility and the Term Loan are estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to help protect the value or fix the amount of certain obligations in terms of its functional currency, the USD.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018:

		December 31,
(In thousands)	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative assets, at fair value	$—	$3,258
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	(939)	—
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	366	—
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(4,524)	(1,157)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	228	—
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,139)	(1,443)
Total		$(6,008)	$658
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,205	$3,247
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(831)	—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,352	2,225
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(74)	(1,286)
Total		$2,652	$4,186

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
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings and as a result, during the years ended December 31, 2018 and 2017, the Company recorded a loss of $0.4 million and a gain of $0.2 million respectively.
Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $0.1 million, $0.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending December 31, 2020, the Company estimates that an additional $3.0 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019 and 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2019		2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$290,965	48	$234,312
Interest rate “pay-fixed” swaps (EUR)	16	521,471	13	212,255
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	68	$962,436	64	$596,567

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by its properties located in Finland during the first quarter of 2019 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, approximately $0.4 million was recorded as an increase to interest expense for the year ended December 31, 2019 and approximately $0.3 million remained in AOCI as of December 31, 2019.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP (see Note 4 — Mortgage Notes Payable, Net) the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.6 million and $0.4 million was recorded as an increase to interest expense for the years ended December 31, 2019 and 2018 and approximately $0.2 million remained in AOCI as of December 31, 2019.
In connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated an interest rate swap with notional amount of £160.0 million for a payment of $1.5 million. This swap was designated as a cash flow hedge on the Company’s GBP borrowings which were partially paid off. As a result of the termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The portion of the termination payment relating to the GBP borrowings that were paid off resulted in a charge to earnings of $1.1 million, included in losses on derivative instruments for the year ended December 31, 2017. The remaining amount relating to GBP borrowings still outstanding remained in AOCI and was recorded as an adjustment to interest expense over the term of the related GBP borrowings. During the remainder of 2017 and the year ended December 31, 2018, $0.2 million and $0.2 million, respectively, was recorded as an increase to interest expense and there was no remaining amount in AOCI as of December 31, 2018.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Amount of gain (loss) recognized in AOCI from derivatives	$(9,047)	$2,739	$(12,893)
Amount of loss reclassified from AOCI into income as interest expense	$(2,439)	$(3,746)	$(6,029)
Amount of loss recognized on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(559)	$(931)
Total interest expense recorded in the consolidated statements of operations	$64,199	$57,973	$48,450

Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. Until the third quarter of 2018, when it ceased doing so the Company used foreign currency derivatives that were designated as net investment hedges, including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable exchange rate for delivery of a specified amount of foreign currency on specified dates. As of December 31, 2019 and 2018 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operation.
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
Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency draws under the Prior Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The undesignated portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. There were no undesignated excess positions at any time during the years ended December 31, 2019 and 2018. The Company recorded a loss of $3.7 million for the year ended December 31, 2017 due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Additionally, in connection with the July 24, 2017 refinancing of the Prior Credit Facility, the Company terminated a cross-currency swap with a notional amount of £49.1 million for a payment of $10.6 million. This swap was designated as a net investment hedge on the Company’s EUR investments, and this swap is still outstanding. The termination payment amount will remain in AOCI until the hedged item is liquidated.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to uses foreign currency derivatives including options, currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $0.9 million, a gain of $7.8 million and a loss of $7.1 million on the non-designated hedges for the years ended December 31, 2019, 2018 and 2017, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019 and 2018, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2019		December 31, 2018
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	38	$38,898	50	$43,000
Foreign currency forwards (EUR - USD)	32	27,478	38	39,500
Interest rate swaps (EUR)	1	10,655	5	138,625
Total	71	$77,031	93	$221,125

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2019	$4,151	$(7,507)	$—	$(3,356)	$—	$—	$(3,356)
December 31, 2018	$8,730	$(3,886)	$—	$4,844	$—	$—	$4,844

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
As of December 31, 2019, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.8 million. As of December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of December 31, 2019 and 2018, the Company had 89,458,752 and 76,080,625, respectively, shares of Common Stock outstanding, respectively, excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.

ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents.

•
During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.7 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. Under the new equity distribution agreement, through December 31, 2019, the Company sold 5,596,452 shares of Common Stock for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.4 million. In total, during the year ended December 31, 2019, the Company sold 13,355,773 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.2 million and additional issuance costs of $1.2 million.

•
During the year ended December 31, 2018, the Company sold 164,927 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million.

•
During the year ended December 31, 2017, the Company sold 820,988 shares of Common Stock through the Common Stock ATM Program for gross sales proceeds of $18.7 million, before issuance costs of $0.4 million.

Commissions paid and issuance cost are recorded in additional paid-in capital on the consolidated balance sheets.
Underwritten Offerings — Common Stock
On August 20, 2018, the Company completed the issuance and sale of 4,600,000 shares of Common Stock (including 600,000 shares issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares in full) in an underwritten public offering at a price per share of $20.65. The gross proceeds from this offering were $95.0 million before deducting the underwriting discount of $3.8 million and additional offering expenses of $0.3 million.
On November 28, 2018, the Company completed the issuance and sale of 4,000,000 shares of Common Stock in an underwritten public offering at a price per share of $20.20. The gross proceeds from this offering were $80.8 million before deducting the underwriting discount of $3.2 million and additional offering expenses of $0.1 million.
Preferred Stock
The Company is authorized, after an amendment to its charter on December 13, 2019, to issue up to 30,000,000 shares of Preferred Stock.

•
The Company has classified and designated 9,959,650 and 13,409,650 as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of December 31, 2019 and December 31, 2018, respectively. The Company had 6,799,467 and 5,416,890 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively.

•
The Company has classified and designated, after an amendment to its charter on December 13, 2019, 11,450,000 as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of December 31, 2019. The Company had 3,450,000 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2019 (see the Underwritten Offering — Series B Preferred Stock section below for additional information).

ATM Programs — Series A Preferred Stock and Series B Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company was permitted to raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.

•
During the year ended December 31, 2019, the Company sold 1,382,577 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $35.3 million, before commissions paid of $0.5 million and additional issuance costs of $0.2 million. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.

•
During the year ended December 31, 2018, the Company sold 7,240 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.

In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through its sales agents. The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during 2019.
Underwritten Offerings — Series A Preferred Stock
On September 7, 2017, the Company completed the initial issuance and sale of 4,000,000 shares of the Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share, and, on October 11, 2017, the Company issued and sold an additional 259,650 shares of Series A Preferred Stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement. The gross proceeds from this offering were $106.5 million before deducting the underwriting discount of $3.4 million and additional offering expenses of $0.5 million.
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
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2019. Therefore, Series A Preferred Stock will not impact Company’s earnings per share calculations.
The Series A Preferred Stock ranks senior to the Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
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
Underwritten Offering — Series B Preferred Stock
On November 20, 2019, the Company completed the issuance and sale of 3,450,000 shares of Series B Preferred Stock (including 450,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares in accordance with terms of the underwriting agreement) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The gross proceeds from this offering were approximately $86.2 million before deducting the underwriting discount of $2.7 million and additional offering expenses of $0.5 million.
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2019. Therefore, Series B Preferred Stock will not impact Company’s earnings per share calculations.
The Series B Preferred Stock ranks senior to the Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series A Preferred Stock.
Voting rights for holders of Series B Preferred Stock exist primarily with respect to the ability to elect two additional directors to the Company’s board of directors if six or more quarterly dividends (whether or not consecutive) payable on the Series B Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Series B Articles Supplementary) that materially and adversely affect the rights of the Series B Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series B Preferred Stock. Other than the limited circumstances described above and in the Series B Articles Supplementary, holders of Series B Preferred Stock do not have any voting rights.
Dividends
Common Stock Dividends
Historically, and through March 31, 2019, the Company generally paid dividends on its Common Stock on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stockholders of record on the applicable record date during the month at an annualized rate of $2.13 per share or $0.1775 per share on a monthly basis. Prior to July 2018, the record date for the Company’s regular dividend was generally the 8th day of the applicable month. On April 5, 2019, the Company’s board of directors approved a change in the Company’s Common Stock dividend policy. Accordingly, the Company anticipates paying future dividends authorized by its board of directors on shares of its Common Stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. This change affects the frequency of dividend payments only, and does not impact the annualized dividend rate on Common Stock of $2.13. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on ordinary units of limited partner interest in the OP (“OP Units”) and LTIP Units as dividends. In addition, see Note 5 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.
The following table details from a tax perspective, the portion of cash paid for common stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2019		2018		2017
Return of capital	$1.23	69.1%	$1.57	73.7%	$0.39	18.3%
Ordinary dividend income	0.55	30.9%	0.56	26.3%	1.74	81.7%
Total	$1.78	100.0%	$2.13	100.0%	$2.13	100.0%

Series A Preferred Stock Dividends
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
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stock holders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors.
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for eight of its properties with lease durations ranging from 16 to 85 years as of December 31, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 — Summary of Significant Accounting Policies for additional information on the impact of adopting the new standard).
As of December 31, 2019, the Company’s balance sheet includes ROU assets and liabilities of $50.2 million and $24.0 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 33.3 years and a weighted-average discount rate of 4.33% as of December 31, 2019. For the year ended December 31, 2019, the Company paid cash of approximately $1.4 million for amounts included in the measurement of lease liabilities and recorded expense of $1.3 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company entered into one additional ground lease during the year ended December 31, 2019. The Company incurred rent expense on ground leases of $1.3 million during the years ended December 31, 2018 and 2017, respectively.
The following table reflects the base cash rental payments due from the Company as of December 31, 2019:

(In thousands)	Future Base Rent Payments (1)
2020	$1,385
2021	1,385
2022	1,385
2023	1,385
2024	1,389
Thereafter	40,180
Total minimum lease payments (2)	47,109
Less: Effects of discounting	(23,124)
Total present value of lease payments	$23,985

(1) Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.
(2) Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
During the years ended December 31, 2019 and 2018 the Company incurred $1.0 million and $2.9 million, respectively, of litigation costs relating to the matter. In the fourth quarter of 2018, the Company recorded a reserve of $7.4 million related to the then anticipated settlement payment and subsequently paid the settlement amount to the Former Service Provider during the first quarter of 2019. These costs are included in acquisition, transaction and other costs in the consolidated statements of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of December 31, 2019 and 2018, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of the Company’s outstanding Common Stock, respectively. The Advisor, which is an affiliate of AR Global, and its affiliates currently may incur, and, the Former Service Provider previously incurred costs and fees on behalf of the Company. As of December 31, 2019 and 2018, the Company had $351,000 and $16,000, respectively, of receivables from former affiliates of the Advisor and $0.3 million and $0.8 million of payables to their affiliates, respectively.
As of December 31, 2019, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager. Mr. Nelson was appointed the Company’s chief executive officer and president, effective as of August 8, 2017.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The Company is the sole general partner of the OP. During the first half of 2017, 181,841 OP Units, representing all of remaining OP Units outstanding , and which were held by individual members and employees of AR Global, were redeemed on a one-for-one basis for shares of Common Stock. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2019, 2018 and 2017. The OP made distributions to holders of OP Units other than the Company of $0.1 million during the year ended December 31, 2017.
In addition, the Company paid $0.5 million in distributions to the Advisor as the sole holder of LTIP Units (as defined in Note 12 — Equity-Based Compensation) during the year ended December 31, 2019 and $0.6 million during the years ended December 31, 2018 and 2017, which are included in accumulated deficit in the consolidated statements of equity. As of December 31, 2019 and 2018, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the NYSE, the Company entered into the Advisory Agreement, which was subsequently amended on August 14, 2018 (the “August Amendment”) and November 6, 2018 (the “November Amendment”). These amendments only revised the provisions regarding the effective annual thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
Under the Advisory Agreement, the Company pays the Advisor the following fees in cash:

(i)	a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and

(ii)
a variable fee, equal to 1.25% per annum of the cumulative net proceeds realized by the Company from the issuance of any common equity, including any common equity issued in exchange for or conversion of preferred stock or exchangeable notes, as well as, from any other issuances of common, preferred, or other forms of common, preferred, or other forms of equity of the Company, including units of any operating partnership (“Variable Base Management Fee”).

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
Under the Advisory Agreement, as amended by the August Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was decreased from $2.37 to (a) $2.15 for the 12 months ending June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020, and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was decreased from $3.08 to (a) $2.79 for the 12 months ending June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. During the years ended December 31, 2019, 2018 and 2017, no Incentive Compensation was earned.
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
December 31, 2019

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
Property Management Fees
The Property Manager provides property management and leasing services for properties owned by the Company, for which the Company pays fees to the Property Manager equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with a multi-property mortgage loan in October 2017, a multi-property mortgage loan in April 2019, and a multi-property mortgage loan in September 2019 (the “Loan Property PMLAs”) on otherwise nearly identical terms to the primary property and management leasing agreement (the “Primary PMLA”), which remains applicable to all other properties.
In February 2019, the Company entered into an amendment to the Primary PMLA, following which it continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either the Company or the Property Manager could terminate upon 60 days' written notice prior to the end of the applicable term. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months prior written notice. The extended termination notice period does not apply to the Loan Property PMLAs, pursuant to which either the Company or the Property Manager can terminate upon 60 days’ written notice prior to end of the applicable term.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations. During the years ended December 31, 2019 and 2018, there were no property operating and general administrative expenses absorbed by the Advisor. During the year ended December 31, 2017, the Advisor elected to forgive $1.2 million of property management fees, and $4.2 million of property management fees were incurred.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table reflects related party fees, as described above, incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2019		2018		2017		(Receivable) Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2019	2018
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$875	$—	$49	(4)
Ongoing fees (1):
Asset management fees (2)	27,530	—	23,212	—	21,353	—	—	—
Property management fees (3)	5,762	—	5,022	—	4,281	1,177	—	—
Total related party operational fees and reimbursements	$33,292	$—	$28,234	$—	$25,634	$2,052	$—	$49
___________________________________________________________________________

(1)
The Company incurred general and administrative costs and other expense reimbursements of approximately $1.1 million, $1.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.

(2)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $9.5 million, $5.2 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	For all periods through the six months ended June 30, 2017, the Advisor waived 100% of fees from U.S. assets and its allocated portion of fees from European assets.

(4)	Balance included within due to related parties on the consolidated balance sheets as of December 31, 2019 and 2018.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. During the year ended December 31, 2017, the Company reinvested proceeds of $30.3 million and sold one property which resulted in a reduction to the Gain Fee of $0.8 million. As of December 31, 2018, the Gain Fee due to the Advisor was approximately $49,000. There was no Gain Fee for the years ended December 31, 2019 or 2018.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2019, 2018 and 2017, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table reflects equity awards activity for the years ended December 31, 2019, 2018 and 2017.

	Number of RSUs/Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	61,099	$25.07
Granted	13,861	22.54
Vested	(25,848)	25.25
Unvested, December 31, 2017	49,112	24.29
Granted	17,039	18.34
Vested	(19,799)	24.40
Unvested, December 31, 2018	46,352	22.04
Granted	16,543	18.89
Vested	(22,354)	22.58
Unvested, December 31, 2019	40,541	20.47

The fair value of the equity awards in the form of Restricted Shares granted prior to the listing of the Company’s common stock on the NYSE on June 2, 2015 was based on the per share price in the Company’s initial public offering of Common Stock completed prior to the listing, and the fair value of the equity awards in the form of RSUs granted on or after the listing is based on the market price of Common Stock as of the grant date. The fair value of equity awards is expensed over the vesting period. Compensation expense related to RSUs was approximately $0.5 million, $0.5 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of December 31, 2019, the Company had $0.5 million of unrecognized compensation cost related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted average period of 1.5 years.
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
The equity-based compensation expense associated with the awards pursuant to the 2015 OPP was adjusted each reporting period for changes in the estimated market-related performance and expensed over the requisite service period on a graded vesting basis. Under new accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units of $18.8 million was calculated in accordance with the new guidance and is fixed as of that date, and will not be remeasured in subsequent periods unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of new accounting rules related to non-employee equity awards). The value of LTIP Units is being recorded evenly over the requisite service period of approximately 2.8 years from the grant date. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units awarded pursuant to the 2018 OPP (the “Award LTIP Units”) in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021, the end of the service period.
During the years ended December 31, 2019 and 2018, the Company recorded expense of $9.1 million and $3.3 million related to the 2018 OPP and during the years ended December 31, 2018 and 2017, the Company recorded reductions in expense of $1.1 million and $4.4 million, respectively, for the 2015 OPP.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

revisions, but these amendments did not alter the terms of the LTIP Units established in connection with the Company’s entry into the 2015 OPP in June 2015.

The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid approximately $0.5 million in distributions related to LTIP Units during the years ended December 31, 2019 and $0.6 million for the years ended 2018 and 2017, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was issued a total of 2,554,930 LTIP Units pursuant to the 2018 OPP. These LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period, commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company (the “Performance Period”).
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the Performance Period as follows:

Performance Level (% of Absolute TSR LTIP Units Earned)		Absolute TSR			Number of Absolute TSR LTIP Units Earned
Below Threshold	—%	Less than	24%		—
Threshold	25%		24%		319,366
Target	50%		30%		638,733
Maximum	100%		36%	or higher	1,277,465

If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR for the Performance Period exceeds the average TSR of a peer group for the Performance Period consisting of Lexington Realty Trust, W.P. Carey Inc. and Office Properties Income Trust as follows:

Performance Level (% of Relative TSR LTIP Units Earned)		Relative TSR Excess			Number of Absolute TSR LTIP Units Earned
Below Threshold	—%	Less than	-600	basis points	—
Threshold	25%		-600	basis points	319,366
Target	50%		—	basis points	638,733
Maximum	100%		+600	basis points	1,277,465

If the relative TSR excess is more than -600 basis points but less than 0 basis points, or more than 0 basis points but less than +600 bps, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor for any reason (i.e., with or without cause), then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be based on actual performance the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
The award of LTIP Units under the 2018 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or OP Units into which they may be converted in accordance with the terms of the agreement of limited partnership of the OP).
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
The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period was based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period was based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that were unearned at the end of the Performance Period were to be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2019, 2018 and 2017.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net income attributable to common stockholders	$34,535	$1,082	$20,731
Adjustments to net income attributable to common stockholders for common share equivalents	(660)	(689)	(742)
Adjusted net income attributable to common stockholders	$33,875	$393	$19,989

Basic net income per share attributable to common stockholders	$0.40	$0.01	$0.30
Diluted net income per share attributable to common stockholders	$0.39	$0.01	$0.30
Basic weighted average common shares outstanding	85,031,236	69,411,061	66,877,620
Diluted weighted average common shares outstanding	86,349,645	69,663,208	66,877,620

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested RSUs and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share below excludes the non-forfeitable distributions to the unvested RSUs and unearned LTIP Units from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and unearned LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Unvested RSUs	40,541	46,352	49,112
LTIP Units (1)	1,277,465	970,173	3,013,933
Total anti-dilutive common share equivalents	1,318,006	1,016,525	3,063,045
(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of December 31, 2019. The 3,013,933 LTIP Units issued under the 2015 OPP were forfeited as of June 2, 2018 since no LTIP Units were earned under the 2015 OPP. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP and 2015 OPP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the years ended December 31, 2019 and 2018 based on shares that would have been issued if the balance sheet dates were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the year ended December 31, 2017 because no LTIP Units would have been earned based on the trading price of Common Stock at December 31, 2017.
Note 14 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2019 and 2018:

(In thousands, except share and per share data)	Quarters Ended
2019	March 31,	June 30,	September 30, (1)	December 31,
Revenue from tenants	$75,468	$76,119	$77,942	$76,685
Net income attributable to common stockholders	$5,791	$12,621	$6,860	$9,263
Adjustments to net income attributable to common stockholders for common share equivalents	(160)	(174)	(176)	(150)
Adjusted net income attributable to common stockholders	$5,631	$12,447	$6,684	$9,113
Basic weighted average shares outstanding	81,474,615	83,847,120	85,254,638	89,458,381
Diluted weighted average shares outstanding	82,798,432	85,165,549	86,202,582	90,776,790
Basic and diluted net income per share attributable to common stockholders	$0.07	$0.15	$0.08	$0.10

(In thousands, except share and per share data)	Quarters Ended
2018	March 31,	June 30,	September 30,	December 31, (2)
Revenue from tenants	$68,086	$70,971	$71,924	$71,226
Net income (loss) attributable to common stockholders	$2,361	$5,288	$177	$(6,744)
Adjustments to net income (loss) attributable to common stockholders for common share equivalents	(184)	(26)	(316)	(163)
Adjusted net income (loss) attributable to common stockholders	$2,177	$5,262	$(139)	$(6,907)
Basic weighted average shares outstanding	67,287,231	67,292,021	69,441,639	73,554,137
Diluted weighted average shares outstanding	67,287,231	67,292,021	69,441,639	74,001,250
Basic and diluted net income (loss) per share attributable to common stockholders	$0.03	$0.08	$—	$(0.09)
_______

(1)
During the three months ended September 30, 2019, the Company recorded an impairment charge of $6.4 million for two properties which it sold in the fourth quarter of 2019. For additional details see Note 3 — Real Estate Investments, Net .

(2)
During the three months ended December 31, 2018, the Company recorded (i) impairment charges and related lease intangible write-offs of lease intangibles of $5.0 million which are more fully discussed in Note 3 — Real Estate Investments, Net and (ii) a litigation reserve of $7.4 million related to the anticipated settlement of the litigation with the Former Service Provider, which is more fully discussed in Note 9 — Commitments and Contingencies.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Acquisitions
In January 2020 the Company acquired one property for a contract purchase price of $9.4 million. In February 2020, through the date of this filing, the Company acquired four properties for an aggregate contract purchase price of $38.9 million.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—	(6)	$423	$803	$—	$—	$1,226	$144
Wickes	Blackpool	United Kingdom	May 2013	—	(6)	1,780	1,778	—	—	3,558	434
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—	(6)	3,626	2,100	—	—	5,726	460
Thames Water	Swindon	United Kingdom	Jul. 2013	—	(6)	3,626	3,900	—	11	7,537	832
Wickes	Tunstall	United Kingdom	Jul. 2013	—	(6)	923	1,962	—	—	2,885	461
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	167	7,330	992
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—	(6)	1,319	4,200	—	—	5,519	884
Wickes	Clifton	United Kingdom	Nov. 2013	—	(6)	1,319	1,717	—	—	3,036	388
Con-Way Freight, Inc.	Aurora	NE	Nov. 2013	—	(13)	295	1,470	—	—	1,765	376
Con-Way Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	(13)	945	1,247	—	—	2,192	319
Con-Way Freight, Inc.	Riverton	IL	Nov. 2013	—	(13)	344	707	—	—	1,051	181
Con-Way Freight, Inc.	Salina	KS	Nov. 2013	—	(13)	461	1,622	—	—	2,083	415
Con-Way Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	(13)	380	780	—	—	1,160	199
Con-Way Freight, Inc.	Vincennes	IN	Nov. 2013	—	(13)	220	633	—	—	853	167
Con-Way Freight, Inc.	Waite Park	MN	Nov. 2013	—	(13)	366	700	—	—	1,066	165
Wolverine	Howard City	MI	Dec. 2013	—	(13)	719	12,027	—	—	12,746	3,034
Encanto Restaurants	Baymon	PR	Dec. 2013	—		1,150	1,552	—	—	2,702	366
Encanto Restaurants	Caguas	PR	Dec. 2013	—		—	2,233	—	—	2,233	527
Encanto Restaurants	Carolina	PR	Dec. 2013	—		1,840	2,485	—	—	4,325	587
Encanto Restaurants	Carolina	PR	Dec. 2013	—		615	676	—	—	1,291	160
Encanto Restaurants	Guayama	PR	Dec. 2013	—		673	740	—	—	1,413	175
Encanto Restaurants	Mayaguez	PR	Dec. 2013	—		410	862	—	—	1,272	203
Encanto Restaurants	Ponce	PR	Dec. 2013	—		600	1,218	—	—	1,818	263
Encanto Restaurants	Ponce	PR	Dec. 2013	—		655	1,375	—	—	2,030	325
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	—		—	704	—	—	704	166
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	—		843	1,410	—	—	2,253	333
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		963	1,609	—	—	2,572	380
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		505	1,061	—	—	1,566	251
Encanto Restaurants	San German	PR	Dec. 2013	—		391	631	—	—	1,022	136
Encanto Restaurants	San Juan	PR	Dec. 2013	—		153	551	—	—	704	130
Encanto Restaurants	San Juan	PR	Dec. 2013	—		1,235	1,358	—	—	2,593	321
Encanto Restaurants	San Juan	PR	Dec. 2013	—		389	1,051	—	—	1,440	248
Encanto Restaurants	Toa Baja	PR	Dec. 2013	—		68	536	—	—	604	116
Encanto Restaurants	Vega Baja	PR	Dec. 2013	—		822	1,374	—	—	2,196	324
Rheinmetall	Neuss	Germany	Jan. 2014	—	(11)	5,767	16,191	—	73	22,031	2,648

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	102	30,352	4,327
Provident Financial	Bradford	United Kingdom	Feb. 2014	—	(6)	1,330	24,674	—	—	26,004	3,721
Crown Crest	Leicester	United Kingdom	Feb. 2014	—	(6)	7,578	31,293	—	—	38,871	5,377
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	376
Aviva	Sheffield	United Kingdom	Mar. 2014	—	(6)	2,865	32,463	—	—	35,328	4,984
DFS Trading	Brigg	United Kingdom	Mar. 2014	—	(6)	1,338	3,795	—	—	5,133	654
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	1,125	4,456	—	—	5,581	711
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	305	2,193	—	—	2,498	398
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—	(6)	1,317	3,380	—	—	4,697	595
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—	(6)	774	2,762	—	—	3,536	573
Government Services Administration (GSA)	Fanklin	TN	Mar. 2014	—		4,160	30,083	—	—	34,243	4,600
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	725
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	—	2,812	291
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	—	4,670	544
OBI DIY	Mayen	Germany	Apr. 2014	—	(11)	1,257	7,501	—	—	8,758	1,295
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,378	—	—	1,378	316
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,797	—	—	1,797	277
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	446
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	—	3,763	505
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(7)	350	11,182	—	63	11,595	1,748
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	—	8,568	1,228
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	318
Nissan	Murfreesboro	TN	May 2014	—	(7)	966	19,573	—	—	20,539	2,866
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	1,164
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	1,032
Axon Energy Products	Conroe	TX	Jun. 2014	—		826	6,132	—	—	6,958	870
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	366
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	796
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	263
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	66
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	266
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	219

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	222
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	372
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	483
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	951
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	—	2,327	400
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	1,841
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	1,082
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	322
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	165
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	331
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	227
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	357
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	1,438
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	241
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	75
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	67
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—	(6)	1,148	6,767	—	—	7,915	1,203
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	142
Nimble Storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	1,637
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	1,151
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	—	8,052	1,313
FedEx	San Antonio	TX	Jul. 2014	—	(13)	3,283	17,756	—	—	21,039	2,636
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	11,648	51,408	9,481
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	520
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	1,170
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	1,288
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(14)	5,312	41,201	—	—	46,513	5,636
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	865
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	430
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	1,987
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—	(6)	3,724	40,307	—	—	44,031	5,704
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—	(6)	604	2,611	—	—	3,215	393
HBOS	Derby	United Kingdom	Aug. 2014	—	(6)	606	6,105	—	—	6,711	948
HBOS	St. Helens	United Kingdom	Aug. 2014	—	(6)	230	3,460	—	—	3,690	542

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
HBOS	Warrington	United Kingdom	Aug. 2014	—	(6)	438	2,067	—	—	2,505	349
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—	(6)	278	1,975	—	—	2,253	327
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—	(6)	493	1,293	—	—	1,786	280
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	—	7,891	1,001
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	1,396
Capgemini	Birmingham	United Kingdom	Aug. 2014	—	(6)	1,641	15,561	—	—	17,202	2,314
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	4,425
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	262	6,385	721
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—	(6)	1,134	18,877	—	—	20,011	2,628
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—	(6)	1,171	9,270	—	—	10,441	1,436
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	461
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	292
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	118
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	116
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	118
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	88
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	114
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	87
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	123
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	118
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	108
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	145
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	122
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	152
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	137
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	131
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	87
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	115
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	133
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	137
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	139
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	134
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	129
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	—	24,434	2,965
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	758

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	—	23,330	3,050
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	2,322
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	1,489
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	2,075	22,922	2,696
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	2,423	18,671	2,243
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	1,149
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	1,145
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	—	—	11,883	1,450
Bradford & Bingley	Bingley	United Kingdom	Oct. 2014	—	(6)	4,397	11,041	—	—	15,438	1,651
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	126	5,775	472
Rexam	Reckinghausen	Germany	Oct. 2014	—	(11)	791	11,131	—	—	11,922	1,529
C&J Energy	Houston	TX	Oct. 2014	—	(7)	3,865	9,457	—	—	13,322	1,371
FedEx	Lake Charles	LA	Oct. 2014	—	(14)	255	7,485	—	—	7,740	1,215
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	—	8,801	1,278
Axon Energy Products	Houston	TX	Oct. 2014	—		297	2,432	—	—	2,729	327
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—	(11)	6,816	47,750	—	—	54,566	7,265
Tokmanni	Matsala	Finland	Nov. 2014	—	(10)	1,766	53,455	—	—	55,221	7,663
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—	(6)	347	4,479	—	—	4,826	623
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	1,096
KPN BV	Houten	The Netherlands	Nov. 2014	—	(12)	1,581	19,345	—	—	20,926	2,537
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	—	19,023	2,533
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	—	(14)	10,714	69,018	—	—	79,732	8,923
Diebold	North Canton	OH	Dec. 2014	—	(13)	—	9,142	—	—	9,142	1,416
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	78	2,538	399
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	509	7,616	845
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	752	8,564	1,038
Constellium Auto	Wayne	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	4,518
C&J Energy	Houston	TX	Mar. 2015	—	(7)	6,196	21,745	—	—	27,941	2,739
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	615
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	563
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	472
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	394
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	769
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	1,034
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	358

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	222
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(13)	954	4,619	—	—	5,573	546
Beacon Health	South Bend	IN	Sep. 2015	—		1,636	8,190	—	—	9,826	982
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	418
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,498	15,468	—	—	18,966	1,991
Finnair	Helsinki	Finland	Sep. 2015	—	(10)	2,524	71,920	—	—	74,444	8,306
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	1,247
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	973
Auchan	Beychac-et-Caillau	France	Dec. 2016	—		4,061	13,207	—	—	17,268	1,338
DCNS	Guipavas	France	Dec. 2016	10,655		1,895	14,377	—	—	16,272	1,200
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—	(12)	14,486	49,274	—	474	64,234	3,822
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	866
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—	(6)	27,893	76,305	—	—	104,198	5,900
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—	(6)	10,417	53,213	—	—	63,630	4,452
ID Logistics	Landersheim	France	Dec. 2016	6,169		1,933	8,122	—	—	10,055	670
ID Logistics	Moreuil	France	Dec. 2016	5,608		2,983	6,034	—	—	9,017	523
ID Logistics	Weilbach	Germany	Dec. 2016	—	(11)	1,335	8,826	—	—	10,161	695
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	—	(12)	—	73,034	—	269	73,303	5,575
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—	(6)	2,651	8,479	—	—	11,130	797
Pole Emploi	Marseille	France	Dec. 2016	—		800	8,429	—	—	9,229	649
Sagemcom	Rueil Malmaison	France	Dec. 2016	—		3,014	72,394	—	2,474	77,882	5,597
Worldline SA	Blois	France	Dec. 2016	5,608		1,133	5,392	—	—	6,525	572
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	632
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	543
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	662
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	326
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	111
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	—	4,236	282
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	249
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	255
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	1,092
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	181
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	405
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	—	6,467	315
Chemours	Pass Christian	MS	Feb. 2018	—	(13)	382	16,149	—	—	16,531	899

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	333
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	54
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	247
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	47
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	718
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	6,296	35,036	1,129
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	453
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	1,357	10,844	384
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	2,500	11,936	431
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	1,232	14,628	568
FedEx	Blackfoot	ID	Jun. 2018	—	(13)	350	6,882	—	—	7,232	497
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	—	6,991	317
Rubbermaid	Akron	OH	Jul. 2018	—	(13)	1,221	17,145	—	—	18,366	624
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	1,492
Bush Industries	Jamestown	NY	Sep. 2018	—	(13)	1,535	14,818	—	—	16,353	501
FedEx	Greenville	NC	Sep. 2018	—	(13)	581	9,744	—	—	10,325	616
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	—	110,527	3,319
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	—	7,159	225
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	108
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	1,153
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	16	15,435	384
VersaFlex	Kansas City	KS	Dec. 2018	—		519	7,581	—	—	8,100	197
Cummins	Gillette	WY	Mar. 2019	—	(14)	1,197	5,470	—	35	6,702	139
Stanley Security	Fishers	IN	Mar. 2019	—	(14)	1,246	11,879	—	—	13,125	245
Sierra Nevada	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	328
EQT	Waynesburg	PA	Apr. 2019	—	(14)	875	11,126	—	—	12,001	220
Hanes	Calhoun	GA	Apr. 2019	—	(14)	731	8,104	—	—	8,835	171
Union Partners	Aurora	IL	May. 2019	—		929	11,621	—	—	12,550	183
Union Partners	Dearborn	MI	May. 2019	—	(14)	3,028	11,645	—	—	14,673	192
ComDoc	North Canton	OH	Jun. 2019	—	(14)	602	15,128	—	—	15,730	225
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(14)	277	9,552	—	—	9,829	148
Encompass Health	Birmingham	AL	Jun. 2019	—	(14)	1,746	55,568	—	—	57,314	706
Heatcraft	Tifton	GA	Jun. 2019	—	(14)	346	9,064	—	—	9,410	115
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		40	343	—	—	383	4
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		232	15,488	—	—	15,720	173

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2019 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2019 (2)(3)	Accumulated Depreciation (4)(5)
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	348	4,747	—	—	5,095	65
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	190	9,488	—	—	9,678	105
CF Sauer SLB	Orange	FL	Aug. 2019	—	237	351	—	—	588	5
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—	2,201	12,884	—	—	15,085	149
SWECO	Florence	KY	Sep. 2019	—	2,080	21,924	—	—	24,004	170
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—	3,061	5,929	—	22	9,012	45
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—	3,073	7,130	—	22	10,225	54
Faurecia	Auburn Hills	MI	Dec. 2019	—	3,310	38,278	—	456	42,044	89
Plasma	Garland	TX	Dec. 2019	—	595	2,421	—	—	3,016	7
Plasma	El Paso	TX	Dec. 2019	—	72	2,478	—	—	2,550	5
Plasma	Bradenton	FL	Dec. 2019	—	185	3,747	—	—	3,932	8
Plasma	Hickory	NC	Dec. 2019	—	494	3,702	—	—	4,196	9
Plasma	Irving	TX	Dec. 2019	—	673	3,916	—	—	4,589	11
Plasma	Lake Charles	LA	Dec. 2019	—	301	1,730	—	—	2,031	4
Plasma	Mission	TX	Dec. 2019	—	275	1,735	—	—	2,010	4
Plasma	Meridian	MS	Dec. 2019	—	203	2,965	—	—	3,168	7
Plasma	Peoria	IL	Dec. 2019	—	206	2,578	—	—	2,784	6
Whirlpool	Cleveland	TN	Dec. 2019	—	2,230	20,923	—	—	23,153	51
Whirlpool	Clyde	OH	Dec. 2019	—	1,641	20,072	—	—	21,713	48
Whirlpool	Clyde	OH	Dec. 2019	—	3,559	17,283	—	—	20,842	48
Whirlpool	Findlay	OH	Dec. 2019	—	1,344	22,624	—	—	23,968	51
Whirlpool	Marion	OH	Dec. 2019	—	1,876	27,850	—	—	29,726	63
Whirlpool	Ottawa	OH	Dec. 2019	—	3,155	19,919	—	—	23,074	41
FedEx	Bathurst	Canada	Dec. 2019	—	39	2,205	—	—	2,244	—
FedEx	Woodstock	Canada	Dec. 2019	—	430	3,857	—	—	4,287	—
NSA Industries	Franklin	NH	Dec. 2019	—	237	7,968	—	—	8,205	—

Encumbrances allocated based on notes below				1,189,408
				$1,287,448	$414,446	$2,655,144	—	$41,906	$3,111,496	$266,722

_______

(1)	These are stated principal amounts at spot rates for those in local currency and exclude $15.3 million of deferred financing costs and $26,000 of mortgage discounts, net.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $651.8 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2019 is $3.8 billion.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

(4)	The accumulated depreciation column excludes approximately $250.4 million of accumulated amortization associated with acquired intangible lease assets.

(5)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

(6)	These properties collateralize the UK Multi-Property Cross Collateralized Loan of $294.3 million as of December 31, 2019.

(7)	These properties collateralize the U.S. Multi-Property Loan I of $187.0 million as of December 31, 2019.

(8)	These properties collateralize the U.S. Multi-Property Loan II of $32.8 million as of December 31, 2019.

(9)	These properties collateralize the U.S. Multi-Property Loan III of $98.5 million as of December 31, 2019.

(10)	These properties collateralize the loan on the Finland properties of $83.0 million as of December 31, 2019.

(11)	These properties collateralize the loan on the Germany properties of $57.8 million as of December 31, 2019.

(12)	These properties collateralize the loan on the Luxembourg and Netherlands properties of $134.6 million as of December 31, 2019.

(13)	These properties collateralize the U.S. Multi-Property Loan IV of $97.5 million as of December 31, 2019.

(14)	These properties collateralize the U.S. Multi-Property Loan V of $204.0 million as of December 31, 2019.
.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Real estate investments, at cost:
Balance at beginning of year	$2,745,348	$2,543,052	$2,344,634
Additions-Acquisitions	511,378	420,529	88,231
Asset remeasurement	—	—	(8,559)
Asset dispositions	(143,004)	(32,110)	—
Transfer to assets held for sale	—	(123,021)	—
Impairment charge	(6,299)	(1,603)	—
Currency translation adjustment	4,073	(61,499)	133,891
Balance at end of the year	$3,111,496	$2,745,348	$2,543,052

Accumulated depreciation:
Balance at beginning of year	$220,225	$174,452	$111,321
Depreciation expense	69,257	64,849	59,385
Asset dispositions	(22,821)	(3,861)	(2,122)
Transfer to assets held for sale	—	(10,633)	—
Currency translation adjustment	61	(4,582)	5,868
Balance at end of the year	$266,722	$220,225	$174,452