Form 10-Q
period 2020-03-31
Global Net Lease, Inc.
filed 2020-05-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
______________________________________________________________________________ ___________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	GNL PR B	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2020, the registrant had 89,464,267 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, at cost (Note 3):
Land	$429,160	$414,446
Buildings, fixtures and improvements	2,736,228	2,685,325
Construction in progress	12,912	11,725
Acquired intangible lease assets	649,562	651,768
Total real estate investments, at cost	3,827,862	3,763,264
Less accumulated depreciation and amortization	(543,062)	(517,123)
Total real estate investments, net	3,284,800	3,246,141
Cash and cash equivalents	343,447	270,302
Restricted cash	4,355	3,985
Derivative assets, at fair value (Note 7)	5,373	4,151
Unbilled straight-line rent	51,925	51,795
Operating lease right-of-use asset (Note 9)	48,868	50,211
Prepaid expenses and other assets	39,956	37,370
Due from related parties	345	351
Deferred tax assets	4,419	4,441
Goodwill and other intangible assets, net	21,688	21,920
Deferred financing costs, net	10,177	10,938
Total Assets	$3,815,353	$3,701,605

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,249,308	$1,272,154
Revolving credit facility (Note 5)	399,213	199,071
Term loan, net (Note 5)	390,450	397,893
Acquired intangible lease liabilities, net	29,398	30,529
Derivative liabilities, at fair value (Note 7)	14,035	7,507
Due to related parties	196	342
Accounts payable and accrued expenses	22,762	22,903
Operating lease liability (Note 9)	23,363	23,985
Prepaid rent	17,448	17,236
Deferred tax liability	14,289	14,975
Taxes payable	—	1,046
Dividends payable	4,934	4,006
Total Liabilities	2,165,396	1,991,647
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2020 and December 31, 2019	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 3,450,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	35	35
Common Stock, $0.01 par value, 250,000,000 shares authorized, 89,458,752 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2,225	2,225
Additional paid-in capital	2,408,452	2,408,353
Accumulated other comprehensive income	493	20,195
Accumulated deficit	(776,002)	(733,245)
Total Stockholders’ Equity	1,635,271	1,697,631
Non-controlling interest	14,686	12,327
Total Equity	1,649,957	1,709,958
Total Liabilities and Equity	$3,815,353	$3,701,605
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue from tenants	$79,242	$75,468

Expenses (income):
Property operating	7,377	7,359
Operating fees to related parties	8,794	8,043
Acquisition, transaction and other costs (Note 9)	280	262
General and administrative	2,961	3,206
Equity-based compensation	2,488	2,109
Depreciation and amortization	33,533	31,303
Total expenses	55,433	52,282
Operating income before gain (loss) on dispositions of real estate investments	23,809	23,186
(Loss) gain on dispositions of real estate investments	—	892
Operating income	23,809	24,078
Other income (expense):
Interest expense	(16,440)	(15,162)
Gain on derivative instruments	3,143	240
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	76
Other income	48	4
Total other expense, net	(13,249)	(14,842)
Net income before income tax	10,560	9,236
Income tax expense	(959)	(960)
Net income	9,601	8,276
Preferred stock dividends	(4,563)	(2,485)
Net income attributable to common stockholders	$5,038	$5,791

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.05	$0.07
Weighted average common shares outstanding:
Basic	89,458,753	81,474,615
Diluted	89,499,294	82,798,432
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$9,601	$8,276

Other comprehensive income (loss)
Cumulative translation adjustment	(12,550)	(1,323)
Designated derivatives, fair value adjustments	(7,152)	(4,941)
Other comprehensive loss	(19,702)	(6,264)

Comprehensive income (loss)	(10,101)	2,012

Preferred Stock dividends	(4,563)	(2,485)

Comprehensive loss attributable to common stockholders	$(14,664)	$(473)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Common stock issuance costs	—	—	—	—	—	—	(106)	—	—	(106)	—	(106)
Preferred stock issuance costs	—	—	—	—	—	—	76	—	—	76	—	76
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	—	—	(47,638)	(47,638)	—	(47,638)
Series A preferred stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B preferred stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,482)	(1,482)	—	(1,482)
Equity-based compensation	—	—	—	—	—	—	129	—	—	129	2,359	2,488
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(157)	(157)	—	(157)
Net Income	—	—	—	—	—	—	—	—	9,601	9,601	—	9,601
Cumulative translation adjustment	—	—	—	—	—	—	—	(12,550)	—	(12,550)	—	(12,550)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(7,152)	—	(7,152)	—	(7,152)
Balance, March 31, 2020	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,452	$493	$(776,002)	$1,635,271	$14,686	$1,649,957

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	7,759,322	78	150,120	—	—	150,198	—	150,198
Issuance of Series A Preferred Stock, net	68,104	1	—	—	1,612	—	—	1,613	—	1,613
Dividends declared:								—		—
Common stock, $0.53 per share	—	—	—	—	—	—	(43,297)	(43,297)	—	(43,297)
Series A preferred stock, $0.45 per share	—	—	—	—	—	—	(2,485)	(2,485)	—	(2,485)
Equity-based compensation	—	—	—	—	116	—	—	116	1,993	2,109
Distributions to non-controlling interest holders	—	—	—	—	—	—	(134)	(134)	—	(134)
Net Income	—	—	—	—	—	—	8,276	8,276	—	8,276
Cumulative translation adjustment	—	—	—	—	—	(1,323)	—	(1,323)	—	(1,323)
Designated derivatives, fair value adjustments	—	—	—	—	—	(4,941)	—	(4,941)	—	(4,941)
Balance, March 31, 2019	5,484,994	$55	83,839,947	$2,169	$2,183,829	$214	$(653,956)	$1,532,311	$5,251	$1,537,562

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,601	$8,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,263	16,733
Amortization of intangibles	14,270	14,570
Amortization of deferred financing costs	1,810	1,742
Amortization of mortgage discounts and premiums, net	10	102
Amortization of below-market lease liabilities	(815)	(1,011)
Amortization of above-market lease assets	840	1,112
Amortization of above- and below- market ground lease assets	207	236
Bad debt expense	—	59
Unbilled straight-line rent	(1,487)	(1,626)
Equity-based compensation	2,488	2,109
Unrealized (gain) loss on foreign currency transactions, derivatives, and other	(2,082)	452
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	76
Payments for settlement of derivatives	—	(719)
Loss (gain) on disposition of real estate investments	—	(892)
Lease incentive payment	(4,676)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	4,873	(6,230)
Deferred tax assets	22	12
Accounts payable and accrued expenses	(909)	(12,396)
Prepaid rent	212	4,593
Deferred tax liability	(686)	(267)
Taxes payable	(1,046)	(2,180)
Net cash provided by operating activities	41,895	24,751
Cash flows from investing activities:
Investment in real estate and real estate related assets	(113,117)	(23,454)
Deposits for real estate acquisitions	(1,434)	(1,200)
Capital expenditures	(1,396)	(11,265)
Proceeds from dispositions of real estate investments	—	9,277
Net cash used in investing activities	(115,947)	(26,642)
Cash flows from financing activities:
Borrowings under revolving credit facilities	205,000	26,000
Repayments on revolving credit facilities	—	(130,000)
Proceeds from mortgage notes payable	—	84,228
Payments on mortgage notes payable	—	(82,636)
Deposits on mortgages	—	(300)
Common stock issuance costs	(106)	150,198
Preferred stock issuance costs	76	1,613
Payments of financing costs	—	(857)
Dividends paid on Common Stock	(47,638)	(43,270)
Dividends paid on Series A Preferred Stock	(3,081)	(2,455)
Dividends paid on Series B Preferred Stock	(577)	—
Distributions to non-controlling interest holders	(135)	(134)
Net cash provided by financing activities	153,539	2,387
Net change in cash, cash equivalents and restricted cash	79,487	496
Effect of exchange rate changes on cash	(5,972)	(5,554)
Cash, cash equivalents and restricted cash, beginning of period	274,287	103,693
Cash, cash equivalents and restricted cash, end of period	$347,802	$98,635

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents, end of period	$343,447	$95,267
Restricted cash, end of period	4,355	3,368
Cash, cash equivalents and restricted cash, end of period	$347,802	$98,635

Supplemental Disclosures:
Cash paid for interest	$14,700	$15,535
Cash paid for income taxes	2,667	3,140

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”), incorporated on July 13, 2011, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company’s common stock, $0.01 par value per share (“Common Stock”) is listed on the New York Stock Exchange (“NYSE”) under the symbol “GNL.” In addition, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) are both listed on the NYSE under the symbols “GNL PR A” and “GNL PR B,” respectively.
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
As of March 31, 2020, the Company owned 288 properties consisting of 34.2 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 9.0 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2020, 64% of the Company’s properties are located in the U.S. and Canada and 36% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2020, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to a multi-year outperformance agreement entered into with the Advisor in 2018 (the “2018 OPP”) and fair value measurements, as applicable.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2020, these leases had an average remaining lease term of 9.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
For new leases after acquisition, the commencement date is considered to be the date the lease is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future minimum base rental cash payments due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:
As of March 31, 2020:

(In thousands)	Future Minimum Base Rent Payments (1)
2020 (remainder)	$223,138
2021	298,729
2022	290,089
2023	268,239
2024	232,791
2025	192,892
Thereafter	888,892
$2,394,770
______________

(1)	Assumes exchange rates of £1.00 to $1.24 for British Pounds Sterling (“GBP”), €1.00 to $1.10 for EUR and C$1.00 to $0.71 as of March 31, 2020 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations for the periods ended March 31, 2020 and December 31, 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2020 and December 31, 2019, the Company did not have any properties classified as held for sale.
All of the Company’s leases as lessor, prior to adoption of revised lease accounting rules on January 1, 2019, were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company evaluates new leases originated on or after January 1, 2019 (by the Company or by a predecessor lessor/owner) pursuant to the current guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of March 31, 2020 and December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2020 and 2019 were asset acquisitions.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment. Based on the Company’s assessment, it determined that the goodwill was not impaired as of March 31, 2020.
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
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in foreign operations. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
Multi-Year Outperformance Agreements
Concurrent with the Listing and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into the 2018 OPP with the Advisor (see Note 12 — Equity-Based Compensation). Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance will be fixed as of that date and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards see Note 12 — Equity-based compensation.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
The Company derives most of its REIT taxable income from its real estate operations in the U.S. and has historically distributed all of its REIT taxable income to its shareholders. As such, the Company’s real estate operations are generally not subject to U.S. federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.
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
Accounting for Leases
Lessor Accounting
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed as incurred.
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to submit their monthly rent. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary and, in some cases during April 2020, the Company executed rent deferral agreements to its leases. These amendments will be treated as lease modifications beginning in the second quarter of 2020. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to be considered COVID-19 related, cash flows may be

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

less than those prior to the concession, but not substantially greater. The Company has elected to use this relief and therefore not reassess the classification of the leases that were amended in April 2020.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 9 — Commitments and Contingencies.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2020:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The revised guidance became effective for the Company effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020 and it did not have a material impact on the Company’s financial statements.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2020 and 2019, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019
Real estate investments, at cost:
Land	$21,153	$2,442
Buildings, fixtures and improvements	84,767	17,349
Total tangible assets	105,920	19,791
Acquired intangible lease assets:
In-place leases	7,245	3,846
Above-market lease assets	21	64
Below-market lease liabilities	(69)	(247)
Cash paid for acquired real estate investments	$113,117	$23,454
Number of properties purchased	10	2

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three months ended March 31, 2020 and 2019, the Company did not record any impairment charges for the intangible assets associated with the Company’s real estate investments.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within gain on dispositions of real estate investments in the consolidated statements of operations.
During the three months ended March 31, 2020, the Company did not sell any properties. During the three months ended March 31, 2019, the Company sold one property located in Madison, Indiana for a total contract sales price of $9.5 million, resulting in net proceeds of $9.3 million and a gain of $0.9 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended March 31, 2019.
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
As of March 31, 2020 and December 31, 2019, the Company did not have any assets that were classified as held for sale.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2020 and December 31, 2019. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2020 and December 31, 2019.

Country / U.S. State	March 31, 2020	December 31, 2019
United States	64.4%	63.0%
Michigan	14.4%	14.6%
United Kingdom	16.9%	18.2%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2020 and December 31, 2019 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2020	December 31, 2019				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$81,404	$82,996	1.8%	(2)	Fixed/Variable	Feb. 2024

France:	Worldline	1	5,500	5,608	1.9%	(3)	Fixed	Jul. 2020
	DCNS	1	10,450	10,655	1.5%	(3)	Fixed	Dec. 2020
	ID Logistics II	2	11,551	11,776	1.3%		Fixed	Jun. 2021

Germany:	Germany Properties	5	56,652	57,761	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	132,007	134,587	1.4%		Fixed	Jun. 2024
	Total EUR denominated	17	297,564	303,383

United Kingdom:	United Kingdom Properties	42	276,211	294,315	3.2%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	276,211	294,315

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	56	689,750	689,750
	Gross mortgage notes payable	115	1,263,525	1,287,448	3.4%
	Mortgage discount		(16)	(26)
	Deferred financing costs, net of accumulated amortization (7)		(14,201)	(15,268)
	Mortgage notes payable, net	115	$1,249,308	$1,272,154	3.4%

______________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of March 31, 2020.

(3)	Fixed as a result of a “pay-fixed” interest rate swap agreement.

(4)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of March 31, 2020.

(5)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of March 31, 2020.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2020:

(In thousands)	Future Principal Payments (1)
2020 (remainder)	$18,560
2021	24,323
2022	19,779
2023	315,808
2024	213,410
Thereafter	671,645
Total	$1,263,525
_________________________

(1)	Assumes exchange rates of £1.00 to $1.24 for GBP and €1.00 to $1.10 for EUR as of March 31, 2020 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2020, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of March 31, 2020 was $1.6 billion, of which approximately $1.5 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
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
German Refinancing
On May 10, 2019, the Company, through certain wholly owned subsidiaries, borrowed €51.5 million (approximately $57.9 million based on the exchange rate on that date) from Landesbank Hessen-Thüringen Girozentrale, secured by five of the Company’s properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024 subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan began to bear interest at a rate of Euribor plus 1.55% per annum on October 1, 2019. The amount fixed by swap agreement represents 80% of the principal amount and the interest rate is fixed at 1.8%, for that portion. The net proceeds from the loan were used to repay all €35.6 million (approximately $40.0 million based on the exchange rate on that date) outstanding in mortgage indebtedness that previously encumbered three of the properties that secure the loan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Note 5 — Credit Facilities
The table below details the outstanding balances as of March 31, 2020 and December 31, 2019 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($478.0 million based on the prevailing exchange rate as of March 31, 2020) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time. On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants.

	March 31, 2020				December 31, 2019
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$399,213	$267,211	£40,000	€75,000	$199,071	$62,211	£40,000	€75,000

Term Loan	395,524	—	—	359,551	403,258	—	—	359,551
Deferred financing costs	(5,074)	—	—	—	(5,365)	—	—	—
Term Loan, Net	390,450	—	—	359,551	397,893	—	—	359,551
Total Credit Facility	$789,663	$267,211	£40,000	€434,551	$596,964	$62,211	£40,000	€434,551

(1)	Assumes exchange rates of £1.00 to $1.24 for GBP and €1.00 to $1.10 for EUR as of March 31, 2020 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.14 for EUR as of December 31, 2019 for illustrative purposes, as applicable.

Credit Facility - Terms
Under the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased from $914.4 million to $1.235 billion, based on the USD equivalent on August 1, 2019, the date of the closing. Following the Credit Facility Amendment, upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from the previous maximum of $950.0 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of March 31, 2020, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of March 31, 2020, approximately $23.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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
The Credit Facility Amendment also revised certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including financial covenants and the covenant restricting the payment of distributions. The revisions to the restrictive covenants with respect to distributions increased the maximum amount the Company may use to pay cash distributions. Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed a threshold level of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q). Pursuant to the Credit Facility Amendment, this maximum threshold was increased from 95% to 100% of the Company’s Adjusted FFO for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 100% of its Adjusted FFO prior to the Credit Facility Amendment and 105% of Adjusted AFFO after the Credit Facility Amendment. Following the Credit Facility Amendment, from and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$4,807	$—	$4,807
Interest rate swaps, net (USD,GBP & EUR)	$—	$(13,469)	$—	$(13,469)
December 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$2,726	$—	$2,726
Interest rate swaps, net (USD,GBP & EUR)	$—	$(6,082)	$—	$(6,082)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature. As of March 31, 2020 the fair value of advances to the Company under the Credit Facility was $403.4 million due to the widening of the credit spreads during the period. These advances had a carrying value of $399.2 million as of March 31, 2020. As of December 31, 2019 the $199.1 million carrying value of advances under the Credit Facility approximated their fair value. The fair value of the Company’s mortgage notes payable as of March 31, 2020 and December 31, 2019 were $1.3 billion and $1.3 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(5,142)	$(939)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	366
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(7,030)	(4,524)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	228
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,242)	(1,139)
Total		$(13,414)	$(6,008)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$2,643	$1,205
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(469)	(831)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,730	2,352
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(97)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(55)	(74)
Total		$4,752	$2,652

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Additionally, during the three months ended March 31, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the three months ended March 31, 2019, the accelerated amounts were losses of $26,600. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2021, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$273,066	49	$290,965
Interest rate “pay-fixed” swaps (EUR)	16	511,470	16	521,471
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	68	$934,536	68	$962,436

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by its properties located in Finland during the first quarter of 2019 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the three months ended March 31, 2020 and approximately $0.2 million remained in AOCI as of March 31, 2020.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the three months ended March 31, 2020 and approximately $0.1 million remained in AOCI as of March 31, 2020.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Amount of (loss) gain recognized in AOCI from derivatives	$(8,391)	$2,018
Amount of loss reclassified from AOCI into income as interest expense	$(824)	$(755)
Total interest expense recorded in the consolidated statements of operations	$16,440	$15,162

Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2020 and December 31, 2019 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $0.1 million for the three months ended March 31, 2020. The Company recorded a gain of $0.3 million for the three months ended March 31, 2019.
As of March 31, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	54	$43,311	38	$38,898
Foreign currency forwards (EUR-USD)	43	28,601	32	27,478
Interest rate swaps (EUR)	1	10,451	1	10,655
Total	98	$82,363	71	$77,031

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2020	$5,373	$(14,035)	$—	$(8,662)	$—	$—	$(8,662)
December 31, 2019	$4,151	$(7,507)	$—	$(3,356)	$—	$—	$(3,356)

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
As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $14.5 million. As of March 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 89,458,752 shares of Common Stock outstanding excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the first quarter of 2020.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.

•
The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of March 31, 2020 and December 31, 2019. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of March 31, 2020 and December 31, 2019.

•
The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of March 31, 2020 and December 31, 2019. The Company had 3,450,000 shares of Series B Preferred Stock issued and outstanding, as of March 31, 2020 and December 31, 2019.

ATM Programs — Series A Preferred Stock and Series B Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company was permitted to raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. In November 2019,the Company terminated the Series A Preferred Stock ATM Program. During the three months ended March 31, 2019, the Company sold 68,104 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $1.7 million, before commissions paid of approximately $25,000 and additional issuance costs of $59,000. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents. The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during the first quarter of 2020.
Dividends
Common Stock Dividends
Historically, and through March 31, 2020, the Company paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the Company’s board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which was effective beginning in the second quarter of 2020 with the Company’s April 1, 2020 dividend declaration (see Note 14 — Subsequent Events for additional information).
Dividends authorized by the Company’s board of directors are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on ordinary units of limited partner interest in the OP (“OP Units”) and LTIP Units as dividends. In addition, see Note 5 — Credit Facilities for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for eight of its properties with lease durations ranging from 16 to 85 years as of March 31, 2020. As of March 31, 2020, the Company’s balance sheet includes ROU assets and liabilities of $48.9 million and $23.4 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, if any, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 33.3 years and a weighted-average discount rate of 4.33% as of March 31, 2020. For the three months ended March 31, 2020, the Company paid cash of approximately $0.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended March 31, 2020. The Company incurred rent expense on ground leases of $0.3 million during the three months ended March 31, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of March 31, 2020:

(In thousands)	Future Base Rent Payments (1)
2020 (remainder)	$1,359
2021	1,359
2022	1,359
2023	1,359
2024	1,364
Thereafter	39,451
Total minimum lease payments (2)	46,251
Less: Effects of discounting	(22,888)
Total present value of lease payments	$23,363

________

(1)	Assumes exchange rates of £1.00 to $1.24 for GBP and €1.00 to $1.10 for EUR as of March 31, 2020 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
On January 25, 2018, Moor Park Capital Partners LLP filed a complaint against (i) the Company and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor; and (iii) AR Capital Global Holdings, LLC, and AR Global, in the Supreme Court of the State of New York, County of New York. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. The Company recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018 and subsequently paid the settlement amount during the first quarter of 2019. During the three months ended March 31, 2019, the Company incurred approximately $0.3 million in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in the consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of March 31, 2020 and December 31, 2019, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates may incur costs and fees on behalf of the Company. As of March 31, 2020 and December 31, 2019, the Company had $345,000 and $0.4 million, respectively, of receivables from former affiliates of the Advisor and $0.2 million and $0.3 million of payables to their affiliates, respectively.
As of March 31, 2020, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of March 31, 2020 and December 31, 2019.
The Company paid $0.2 million and $0.1 million in distributions to the Advisor as the sole holder of LTIP Units during the three months ended March 31, 2020 and 2019, respectively, which are included in accumulated deficit in the audited consolidated statements of equity. As of March 31, 2020 and December 31, 2019, the Company had no unpaid distributions on the LTIP Units.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the New York Stock Exchange, the Company entered into the Advisory Agreement. In light of the unprecedented market disruption resulting from the COVID-19 pandemic the Advisory Agreement was most recently amended on May 6, 2020 (the “ Amendment”) to temporarily lower the effective thresholds of Core AFFO Per Share(1) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement). See Note 14 — Subsequent Events for additional information on the Amendment.
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

Additionally, the Company pays the Advisor the Incentive Compensation, an amount earned each quarter, 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions, and following the Amendment, except for Inventive Compensation for the period beginning April 1, 2020 and ending December 31, 2020, which is payable in cash only). The Incentive Compensation is generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year, in quarterly installments. The Incentive Compensation is subject to a final adjustment after the performance period ends, such that the difference, if any, between the amount of the Incentive Compensation actually paid to the Advisor in the preceding year under the quarterly installments and the actual amount payable for the year is either repaid by or paid to the Advisor as applicable. Shares of Common Stock that are issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
Under the Advisory Agreement, prior to the Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020 Following the Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. In addition, prior to the Amendment, the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. During the three and three months ended March 31, 2020 and 2019, no Incentive Compensation was earned.
The Amendment also extended from July 1, 2020 to July 1, 2021 the commencement date annual thresholds may in the sole discretion of a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor), be increased each year. The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3% . In addition, commencing August 2023 and every five years thereafter, the Advisor has a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted. See Note 14 — Subsequent Events for additional information on the Amendment.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

_______________________________

(1)
For purposes of the Advisory Agreement, Core AFFO Per Share means for the applicable period (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs (known as acquisition, transaction and other costs on the face of the Company’s income statement); (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.

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
In February 2019, the Company entered into an amendment to the Primary PMLA, following which it continues to have a one-year term that is automatically extended for an unlimited number of successive one-year terms unless terminated by either party upon notice. Under the Primary PMLA prior to this amendment, either the Company or the Property Manager could terminate upon 60 days’ written notice prior to the end of the applicable term. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ prior written notice. The extended termination notice period does not apply to the Loan Property PMLAs, pursuant to which either the Company or the Property Manager can terminate upon 60 days’ written notice prior to end of the applicable term.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. Additionally, the Company reimburses the Advisor for expenses of the Advisor and its affiliates incurred on behalf of the Company, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as the Advisor’s overhead expenses, rent and travel expenses, professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2020		2019		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2020	December 31, 2019
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$—
Ongoing fees (1):
Asset management fees (2)	7,376	—	6,671	—	—	—
Property management fees	1,418	—	1,372	—	—	—
Incentive compensation	—	—	—	—	—	—
Total related party operational fees and reimbursements	$8,794	$—	$8,043	$—	$—	$—
______________

(1)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.

(2)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.

Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee for the three months ended March 31, 2020 or 2019.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2020 and December 31, 2019, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The following table reflects the amount of RSUs outstanding as of March 31, 2020: There was no activity for the three months ended March 31, 2020.

	Number of RSUs	Weighted-Average Issue Price
Unvested, March 31, 2020	40,541	$20.47

The fair value of the equity awards in the form of Restricted Shares granted prior to the listing of the Company’s common stock on the NYSE on June 2, 2015 was based on the per share price in the Company’s initial public offering of Common Stock completed prior to the listing, and the fair value of the RSUs granted on or after the listing is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period. Compensation expense related to RSUs was $0.1 million for the three months ended March 31, 2020. Compensation expense related to RSUs was $0.1 million for the three months ended March 31, 2019. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of March 31, 2020, the Company had $0.4 million unrecognized compensation cost related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted-average period of 1.3 years.
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
March 31, 2020
(Unaudited)

OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018.
Under accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units of $18.8 million is fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of LTIP Units is being recorded evenly over the requisite service period of approximately 2.8 years from the grant date. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units awarded pursuant to the 2018 OPP in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021, the end of the service period.
During the three months ended March 31, 2020, the Company recorded compensation expense related to the 2018 OPP of $2.4 million. During the three months ended March 31, 2019, the Company recorded compensation expense of $2.0 million related to the 2018 OPP.
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
The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid $0.2 million and $0.1 million in distributions related to LTIP Units during the three months ended March 31, 2020 and 2019, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2020 and 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Net income attributable to common stockholders	$5,038	$5,791
Adjustments to net income attributable to common stockholders for common share equivalents	(135)	(160)
Adjusted net income attributable to common stockholders	$4,903	$5,631

Basic and diluted net income per share attributable to common stockholders	$0.05	$0.07
Weighted average shares outstanding:
Basic	89,458,753	81,474,615
Diluted	89,499,294	82,798,432

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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
LTIP Units (1)	2,554,930	1,277,465
Total common share equivalents excluded from EPS calculation	2,554,930	1,277,465
(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of March 31, 2020 and March 31, 2019. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are not included in the computation for the three months ended March 31, 2020 because no LTIP Units would have been earned (and, therefore, no shares of Common Stock could have been issued with respect to LTIP Units) based on the stock price at March 31, 2020. A portion of the conditionally issuable shares relating to the 2018 OPP award are included in the computation of fully diluted EPS on a weighted average basis for the three months ended and March 31, 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Common Stock Dividend Change and Declaration
In March 2020, the Company’s board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

On April 1, 2020, the Company declared a quarterly dividend of $0.40 per share of Common Stock payable on April 15, 2020 to common stockholders of record at the close of business on April 13, 2020.
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a short-term stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company has adopted the Plan at this time due to the substantial volatility in the trading of the Common Stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. Similar to plans adopted recently by other publicly held companies, the Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Common Stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The Plan expires on April 8, 2021 unless the Plan is amended or the rights are earlier exercised, exchanged or redeemed.
Amendment to the Advisory Agreement
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, on May 6, 2020, the Company amended the Advisory Agreement to temporarily lower the effective thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that the Company must satisfy for the Advisor to be paid Incentive Compensation. See Note 10 — Related Party Transactions for additional details.
COVID-19 Pandemic
The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.
The Company is closely monitoring the impact of COVID-19 on all aspects of our business, including the safety and health of its employees, its portfolio, and tenant credit health (including the Company’s tenants’ ability to pay rent), as well as the Company’s liquidity, capital allocation, and balance sheet management. The Company continues to actively engage in discussions with its tenants regarding the impact of COVID-19 on their business operations, liquidity, prospects, and financial position.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Global Net Lease, Inc. and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to Global Net Lease, Inc., a Maryland corporation, including, as required by context, Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its subsidiaries. We are externally managed by Global Net Lease Advisors, LLC (the “Advisor”), a Delaware limited liability company.
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

•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.

•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S., Canada and Europe from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a REIT beginning with our taxable year ended December 31, 2013. Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GNL.” Our Series A Preferred Stock is listed on the NYSE under the symbol “GNL PR A” and our Series B Preferred Stock is listed on the NYSE under the symbol “GNL PR B.”
We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical single tenant net-leased commercial properties. Substantially all of our business is conducted through the OP. We have retained the Advisor to manage our affairs on a day-to-day basis. Our properties are managed and leased to third parties by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor, and the Property Manager are under common control with AR Global and these related parties receive compensation and fees for various services provided to us. For additional information on our advisory agreement with the Advisor (our “Advisory Agreement”), see Note 10 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form10-Q.
As of March 31, 2020, we owned 288 properties consisting of 34.2 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 9.0 years. Based on the percentage of annualized rental income on a straight-line basis, as of March 31, 2020, 64% of our properties were located in the U.S. and Canada and 36% of our properties were located in Europe, and our portfolio was comprised of 47% industrial/distribution properties, 48% office properties and 5% retail properties. These percentages as of March 31, 2020 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2020 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2020, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19, affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:

•
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “ - Management Actions” below).

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of March 31, 2020, our portfolio had a high occupancy level of 99.6%, the weighted-average remaining term of our leases was 9.0 years (based on annualized straight line rent) and only 2% of our leases were expiring in the next two years (based on annualized straight line rent).

•
Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing, however, as of March 31, 2020, we do not have a significant amount of debt principal repayments that come due in 2020 or 2021.

•
The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.

•
The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our Credit Facility and the amount available for future borrowings thereunder.

•
The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A, “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic , which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant governmental authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the first quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. We have collected approximately 98% of April’s cash rent across our entire portfolio, including approximately 100% of April’s cash rent due from our top 20 tenants (based on annualized straight line rent), representing 48% of our April cash rent. The table below presents additional information on our April cash rent collection status and is based on available information as of April 30, 2020. The information below may not be indicative of any future period. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

April Cash Rent Status	United States (1)	United Kingdom	Europe	Total Portfolio
April cash rent paid(2)	96%	100%	99%	98%
Approved deferral agreement (3)	2%	—%	1%	1%
Deferral in negotiation(4)	2%	—%	—%	1%
Other (5)	—%	—%	—%	—%
	100%	100%	100%	100%
____________
(1) Also includes Canada and Puerto Rico.
(2) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(3) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to certain rent deferral terms and conditions. The typical rent deferral agreement provides that payment of approximately 30% of the cash rent due each month for April, May and June of 2020 is deferred until the first half of 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements. The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid.
(4) There can be no assurance that these negotiations will be successful and will lead to formal rent deferral agreements on favorable terms, or at all.
(5) In general, this represents tenants that have paid partial April cash rent but where we have not agreed to, or commenced negotiations regarding, any formal deferral arrangements. We expect to collect the remainder of these amounts. There can be no assurance we will be successful in these efforts on a timely basis, or at all.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with our plans to acquire additional properties, we borrowed $205.0 million, under our Credit Facility. Additionally, on March 30, 2020, we announced a reduction in our dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $48.0 million per year.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2020:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	4.0
Wickes Building Supplies I	May 2013	UK	1	30	4.5
Everything Everywhere	Jun. 2013	UK	1	65	7.3
Thames Water	Jul. 2013	UK	1	79	2.4
Wickes Building Supplies II	Jul. 2013	UK	1	29	6.7
PPD Global Labs	Aug. 2013	US	1	77	4.7
Northern Rock	Sep. 2013	UK	2	86	3.4
Wickes Building Supplies III	Nov. 2013	UK	1	28	8.7
Con-way Freight	Nov. 2013	US	7	105	3.7
Wolverine	Dec. 2013	US	1	469	2.8
Encanto	Dec. 2013	PR	18	65	5.3
Rheinmetall	Jan. 2014	GER	1	320	3.8
GE Aviation	Jan. 2014	US	1	369	5.8
Provident Financial	Feb. 2014	UK	1	117	15.6
Crown Crest	Feb. 2014	UK	1	806	18.9
Trane	Feb. 2014	US	1	25	3.7
Aviva	Mar. 2014	UK	1	132	9.2
DFS Trading I	Mar. 2014	UK	5	240	10.0
GSA I	Mar. 2014	US	1	135	2.4
National Oilwell Varco I	Mar. 2014	US	1	24	3.3
GSA II	Apr. 2014	US	2	25	2.9
OBI DIY	Apr. 2014	GER	1	144	3.8
DFS Trading II	Apr. 2014	UK	2	39	10.0
GSA III	Apr. 2014	US	2	28	2.7
GSA IV	May 2014	US	1	33	5.3
Indiana Department of Revenue	May 2014	US	1	99	2.8
National Oilwell Varco II	May 2014	US	1	23	9.9
Nissan	May 2014	US	1	462	8.5
GSA V	Jun. 2014	US	1	27	3.0
Lippert Components	Jun. 2014	US	1	539	6.4
Select Energy Services I	Jun. 2014	US	3	136	6.6
Bell Supply Co I	Jun. 2014	US	6	80	8.8
Axon Energy Products (2)	Jun. 2014	US	3	214	3.2
Lhoist	Jun. 2014	US	1	23	2.8
GE Oil & Gas	Jun. 2014	US	2	70	5.3
Select Energy Services II	Jun. 2014	US	4	143	6.6
Bell Supply Co II	Jun. 2014	US	2	19	8.8
Superior Energy Services	Jun. 2014	US	2	42	4.0
Amcor Packaging	Jun. 2014	UK	7	295	4.7
GSA VI	Jun. 2014	US	1	7	4.0
Nimble Storage	Jun. 2014	US	1	165	1.6
FedEx -3-Pack	Jul. 2014	US	3	339	2.3
Sandoz, Inc.	Jul. 2014	US	1	154	6.3
Wyndham	Jul. 2014	US	1	32	5.1
Valassis	Jul. 2014	US	1	101	3.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
GSA VII	Jul. 2014	US	1	26	4.6
AT&T Services	Jul. 2014	US	1	402	6.3
PNC - 2-Pack	Jul. 2014	US	2	210	9.3
Fujitsu	Jul. 2014	UK	3	163	10.0
Continental Tire	Jul. 2014	US	1	91	2.3
BP Oil	Aug. 2014	UK	1	3	5.6
Malthurst	Aug. 2014	UK	2	4	5.6
HBOS	Aug. 2014	UK	3	36	5.3
Thermo Fisher	Aug. 2014	US	1	115	4.4
Black & Decker	Aug. 2014	US	1	71	1.8
Capgemini	Aug. 2014	UK	1	90	3.0
Merck & Co.	Aug. 2014	US	1	146	5.4
GSA VIII	Aug. 2014	US	1	24	4.4
Waste Management	Sep. 2014	US	1	84	2.8
Intier Automotive Interiors	Sep. 2014	UK	1	153	4.1
HP Enterprise Services	Sep. 2014	UK	1	99	6.0
FedEx II	Sep. 2014	US	1	12	4.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	2.5
Dollar General - 39-Pack	Sep. 2014	US	21	200	8.0
FedEx III	Sep. 2014	US	2	221	4.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	4.4
Kuka	Sep. 2014	US	1	200	4.3
CHE Trinity	Sep. 2014	US	2	374	2.8
FedEx IV	Sep. 2014	US	2	255	2.8
GE Aviation	Sep. 2014	US	1	102	2.8
DNV GL	Oct. 2014	US	1	82	4.9
Bradford & Bingley	Oct. 2014	UK	1	121	9.5
Rexam	Oct. 2014	GER	1	176	4.9
FedEx V	Oct. 2014	US	1	76	4.3
C&J Energy	Oct. 2014	US	1	96	3.6
Onguard	Oct. 2014	US	1	120	3.8
Metro Tonic	Oct. 2014	GER	1	636	5.5
Axon Energy Products	Oct. 2014	US	1	26	4.6
Tokmanni	Nov. 2014	FIN	1	801	13.4
Fife Council	Nov. 2014	UK	1	37	3.9
GSA IX	Nov. 2014	US	1	28	2.1
KPN BV	Nov. 2014	NETH	1	133	6.8
Follett School	Dec. 2014	US	1	487	4.8
Quest Diagnostics	Dec. 2014	US	1	224	4.4
Diebold	Dec. 2014	US	1	158	1.8
Weatherford Intl	Dec. 2014	US	1	20	5.6
AM Castle	Dec. 2014	US	1	128	9.6
FedEx VI	Dec. 2014	US	1	28	4.4
Constellium Auto	Dec. 2014	US	1	321	9.7
C&J Energy II	Mar. 2015	US	1	125	3.6
Fedex VII	Mar. 2015	US	1	12	4.5
Fedex VIII	Apr. 2015	US	1	26	4.5
Crown Group I	Aug. 2015	US	2	204	3.8
Crown Group II	Aug. 2015	US	2	411	15.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	9.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
JIT Steel Services	Sep. 2015	US	2	127	9.8
Beacon Health System, Inc.	Sep. 2015	US	1	50	6.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	9.5
FedEx Ground	Sep. 2015	US	1	91	5.3
Office Depot	Sep. 2015	NETH	1	206	8.9
Finnair	Sep. 2015	FIN	4	656	11.0
Auchan	Dec. 2016	FR	1	152	3.4
Pole Emploi	Dec. 2016	FR	1	41	3.3
Sagemcom	Dec. 2016	FR	1	265	3.8
NCR Dundee	Dec. 2016	UK	1	132	6.6
FedEx Freight I	Dec. 2016	US	1	69	3.4
DB Luxembourg	Dec. 2016	LUX	1	156	3.7
ING Amsterdam	Dec. 2016	NETH	1	509	5.2
Worldline	Dec. 2016	FR	1	111	3.8
Foster Wheeler	Dec. 2016	UK	1	366	4.3
ID Logistics I	Dec. 2016	GER	1	309	4.6
ID Logistics II	Dec. 2016	FR	2	964	4.7
Harper Collins	Dec. 2016	UK	1	873	5.4
DCNS	Dec. 2016	FR	1	97	4.5
Cott Beverages Inc	Feb. 2017	US	1	170	6.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	6.5
Bridgestone Tire	Sep. 2017	US	1	48	7.3
GKN Aerospace	Oct. 2017	US	1	98	6.8
NSA-St. Johnsbury I	Oct. 2017	US	1	87	12.6
NSA-St. Johnsbury II	Oct. 2017	US	1	85	12.6
NSA-St. Johnsbury III	Oct. 2017	US	1	41	12.6
Tremec North America	Nov. 2017	US	1	127	7.5
Cummins	Dec. 2017	US	1	59	5.2
GSA X	Dec. 2017	US	1	26	9.8
NSA Industries	Dec. 2017	US	1	83	12.8
Chemours	Feb. 2018	US	1	300	7.8
Fiat Chrysler	Mar. 2018	US	1	128	7.9
Lee Steel	Mar. 2018	US	1	114	8.5
LSI Steel - 3 Pack	Mar. 2018	US	3	218	7.6
Contractors Steel Company	May 2018	US	5	1,392	8.2
FedEx Freight II	Jun. 2018	US	1	22	12.4
DuPont Pioneer	Jun. 2018	US	1	200	8.7
Rubbermaid - Akron OH	Jul. 2018	US	1	669	8.8
NetScout - Allen TX	Aug. 2018	US	1	145	10.4
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	18.5
FedEx - Greenville NC	Sep. 2018	US	1	29	12.8
Penske	Nov. 2018	US	1	606	8.6
NSA Industries	Nov. 2018	US	1	65	18.7
LKQ Corp.	Dec. 2018	US	1	58	10.8
Walgreens	Dec. 2018	US	1	86	5.7
Grupo Antolin	Dec. 2018	US	1	360	12.6
VersaFlex	Dec. 2018	US	1	113	18.8
Cummins	Mar. 2019	US	1	37	8.7
Stanley Security	Mar. 2019	US	1	80	8.3
Sierra Nevada	Apr. 2019	US	1	60	9.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
EQT	Apr. 2019	US	1	127	10.3
Hanes	Apr. 2019	US	1	276	8.5
Union Partners	May 2019	US	2	390	9.0
ComDoc	Jun. 2019	US	1	108	9.2
Metal Technologies	Jun. 2019	US	1	228	14.2
Encompass Health	Jun. 2019	US	1	199	13.0
Heatcraft	Jun. 2019	US	1	216	8.3
C.F. Sauer SLB	Jul. 2019	US	6	598	19.3
SWECO	Sep. 2019	US	1	191	10.2
Viavi Solutions	Sep. 2019	US	2	132	12.4
Faurecia	Dec. 2019	US	1	278	9.0
Plasma	Dec. 2019	US	9	125	10.3
Whirlpool	Dec. 2019	US	6	2,924	11.8
FedEx	Dec. 2019	CN	2	20	9.2
NSA Industries	Dec. 2019	US	1	116	19.8
Viavi Solutions	Jan. 2020	US	1	46	12.4
CSTK	Feb. 2020	US	1	56	10.0
Metal Technologies	Feb. 2020	US	1	31	14.9
Whirlpool	Feb. 2020	IT	2	196	6.2
Fedex	Mar. 2020	CN	1	29	20.0
Klaussner	Mar. 2020	US	4	2,195	11.9
Total			288	34,170	9.0
___________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2020.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended March 31, 2020 and 2019
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $5.0 million for the three months ended March 31, 2020, as compared to net income attributable to common stockholders of $5.8 million for the three months ended March 31, 2019. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $79.2 million and $75.5 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions since March 31, 2019, partially offset by the impact of our dispositions since March 31, 2019 and the impact of foreign exchange rates. During the three months ended March 31, 2020 there were decreases of 1.7% in the average exchange rate for GBP to USD and 3.0% in the EUR to USD, when compared to the same period last year.

Property Operating Expenses
Property operating expenses were $7.4 million and $7.4 million for the three months ended March 31, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the three months ended March 31, 2019, primarily driven by the impact of our property acquisitions since March 31, 2019 partially offset by the impact of our dispositions since March 31, 2019. The increase in property operating expenses was partially offset by decreases during the three months ended March 31, 2020 of 1.7% in the average exchange rate for GBP to USD and 3.0% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.8 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds these applicable hurdles. There was no Incentive Compensation earned for the quarters ended March 31, 2020 or 2019. The increase to operating fees between the periods in part results from an increase of $0.7 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities between April 1, 2019 and March 31, 2020. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities.(see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended March 31, 2020 and 2019, property management fees were $1.4 million and $1.4 million, respectively.
Acquisition, Transaction and Other Costs
We recognized $0.3 million of acquisition, transaction and other costs during the three months ended March 31, 2020 and 2019. Acquisition, transaction and other costs during the three months ended March 31, 2020 were due to costs for terminated acquisitions and for the three months ended March 31, 2019, these costs were primarily related to the termination of our former European service provider.
General and Administrative Expenses
General and administrative expenses were $3.0 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation Expense
During the three months ended March 31, 2020 and 2019, we recognized equity-based compensation expense of $2.5 million and $2.1 million, respectively, which primarily related to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). Equity based compensation expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors. Equity based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and will not be remeasured in subsequent periods unless the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $33.5 million and $31.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the first quarter of 2020 as compared to the first quarter of 2019 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since March 31, 2019, partially offset by the impact of our dispositions since March 31, 2019, partially offset by decreases during the three months ended March 31, 2020 of 1.7% in the average exchange rate for GBP to USD and 3.0% in the EUR to USD, when compared to the same period last year.

Loss (Gain) on Dispositions of Real Estate Investments
During the three months ended March 31, 2020, we did not sell any properties. During the three months ended March 31, 2019, we sold a property located in Madison, Indiana for a total contract sales price of $9.5 million, resulting in a gain of $0.9 million.
Interest Expense
Interest expense was $16.4 million and $15.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.7 billion as of March 31, 2019 to $2.0 billion as of March 31, 2020 and the weighted-average effective interest rate of our total debt was 3.0% as of March 31, 2019 and 3.1% as of March 31, 2020. The increase in interest expense was partially offset by decreases during the three months ended March 31, 2020 of 1.7% in the average exchange rate for GBP to USD and 3.0% in the EUR and USD, when compared to the same period last year.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings which will depend on refinancing needs and acquisition activity and interest rates.
Foreign Currency and Interest Rate Impact on Operations
The gains of $3.1 million and $0.2 million on derivative instruments for the three months ended March 31, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD and a realized gain of $1.0 million from our forward exchange contracts.
We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2020 and income of $0.1 million for the three months ended March 31, 2019.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended March 31, 2020, the average exchange rate for GBP to USD decreased by 1.7%, and the average exchange rate for EUR to USD decreased by 3.0%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $1.0 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.
Cash Flows from Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities was $41.9 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2020 reflect net income of $9.6 million, adjusted for non-cash items of $34.5 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items increased operating cash flow by $2.5 million. These increases were partially offset by a lease incentive payment of $4.7 million related to the signing of lease extensions for four properties leased to Finnair, which incentive was negotiated in exchange for extending the weighted-average remaining lease term on the properties from 4.7 years to 11.0 years.

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
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 of $115.9 million was driven by property acquisitions of $113.1 million, property acquisition deposits of $1.4 million and capital expenditures of $1.4 million.
Net cash used in investing activities during the three months ended March 31, 2019 of $26.6 million was driven by property acquisitions of $23.5 million, property acquisition deposits of $1.2 million and capital expenditures of $11.3 million. These cash uses were partially offset by net proceeds from asset dispositions of $9.3 million during the three months ended March 31, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities of $153.5 million during the three months ended March 31, 2020 was a result of net proceeds from borrowings under our Revolving Credit Facility of $205.0 million, partially offset by dividends paid to common stockholders of $47.6 million, dividends paid to Series A preferred stockholders of $3.1 million, dividends paid to Series B preferred stock holders of $0.6 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $343.4 million and $270.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties and properties we expect to acquire to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the three months ended March 31, 2020, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand, consisting of proceeds from borrowings. Our other sources of capital, which we have used and expect to continue to use for other capital needs, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our offerings of equity securities (including Common Stock and preferred stock) and proceeds from the sale of properties and undistributed funds from operations, if any.

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
Acquisitions and Dispositions — Three Months Ended March 31, 2020
During the three months ended March 31, 2020, we acquired 10 properties for $113.1 million, including capitalized acquisition costs. These acquisitions were primarily funded with cash on hand, including proceeds from our underwritten offering of Series B Preferred Stock on November 20, 2019, and borrowings under the Revolving Credit Facility. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
We did not dispose of any properties during the three months ended March 31, 2020.

Acquisitions and Dispositions Subsequent to March 31, 2020 and Pending Transactions
Subsequent to March 31, 2020, we did not acquire any properties. We have signed two definitive purchase and sale agreements (“PSAs”) to acquire a total of two net lease properties, both of which are located in the United States, for an aggregate contract purchase price of approximately $11.2 million. We have signed two non-binding letters of intent (“LOIs”) to acquire a total of 11 net lease properties, for an aggregate purchase contract price of contract $45.6 million. The PSAs are subject to conditions and the LOIs may not lead to a definitive agreement. There can be no assurance we will complete any of these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we have re-evaluated and will continue to re-evaluate historical capitalization rates and may therefore choose to terminate agreements to acquire some or all of the properties we are currently under contract to acquire. We remain focused on the appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.
Equity Offerings
Common Stock
We have the Common Stock ATM Program, an “at the market” equity offering program, pursuant to which we may sell shares of Common Stock from time to time through our sales agents. We did not sell any shares of Common Stock through the Common Stock ATM Program during the first quarter of 2020.
Preferred Stock
In December 2019, we established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. We did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during the first quarter of 2020.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of March 31, 2020, we had total debt outstanding of $2.1 billion, with a weighted-average interest rate per annum equal to 3.1%. As of March 31, 2020, 89.6% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.2% per annum. As of March 31, 2020, 10.4% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.4% per annum. The total gross carrying value of unencumbered assets as of March 31, 2020 was $1.6 billion, of which approximately $1.5 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 52.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2020. See Note 6 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for fair value of such debt as of March 31, 2020. As of March 31, 2020, the weighted-average maturity of our indebtedness was 5.4 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
As of March 31, 2020, we had secured mortgage notes payable of $1.2 billion, net of mortgage discounts and deferred financing costs. During the three months ended March 31, 2020, we did not repay any mortgage notes payable or borrow any amounts under new mortgages.
Credit Facility
As of March 31, 2020, outstanding borrowings under our Revolving Credit Facility were $399.2 million and the total outstanding balance on our term loan was $390.5 million, net of deferred financing costs. During the three months ended March 31, 2020, we borrowed an additional $205.0 million under the Revolving Credit Facility.
On August 1, 2019, we, through the OP, entered into an amendment and restatement of the credit agreement related to our Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants. Under the Credit Facility Amendment, the aggregate total commitments under the Credit Facility were increased from $914.4 million to $1.235 billion, based on the USD equivalent on August 1, 2019, the date of the closing. Following the Credit Facility Amendment, upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of March 31, 2020, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
Our Credit Facility requires us, through the OP, to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing if our credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of March 31, 2020, approximately $23.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2020, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
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
Accounting Treatment of Rent Deferrals
We currently anticipate that the majority of the concessions granted to our tenants as a result of the COVID-19 pandemic will be rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on April rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by deferrals. In addition, since we currently believe that these amounts are collectible, we would not plan to adjust from AFFO the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in the Quarterly Report on Form 10-Q.

The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income attributable to common stockholders (in accordance with GAAP)	$5,038	$5,791
Depreciation and amortization	33,533	31,303
Loss (gain) loss on dispositions of real estate investments	—	(892)
FFO (as defined by NAREIT) attributable to common stockholders	38,571	36,202
Acquisition, transaction and other costs	280	262
Core FFO attributable to common stockholders	38,851	36,464
Non-cash equity-based compensation	2,488	2,109
Non-cash portion of interest expense	1,810	1,742
Amortization of above- and below- market leases and ground lease assets and liabilities, net	232	337
Straight-line rent	(1,487)	(1,626)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(76)
Eliminate unrealized (gains) losses on foreign currency transactions (1)	(2,082)	452
Amortization of mortgage discounts and premiums, net and mezzanine discount	10	102
AFFO attributable to common stockholders	$39,822	$39,504

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$38,571	$36,202
Core FFO attributable to common stockholders	$38,851	$36,464
AFFO attributable to common stockholders	$39,822	$39,504
_________

(1)
For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2020, gains on derivative instruments were $3.1 million, which consisted of unrealized gains of $2.1 million and realized gains of $1.0 million. For the three months ended March 31, 2019, gains on derivative instruments were $0.2 million, which consisted of unrealized losses of $0.5 million and realized gains of $0.7 million.

Dividends
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
Through March 31, 2020, we paid dividends on common stock at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, our board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which was effective beginning in the second quarter of 2020 with our April 1, 2020 dividend declaration. Dividends authorized by our board of directors are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Dividends on our Series B Preferred Stock, which was issued in November 2019, accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stock holders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the

15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by our board of directors. The first quarterly dividend for the Series B Preferred Stock which was sold in an underwritten offering on November 20, 2019 (see Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q) were paid on January 15, 2020 and represented an accrual for less than a full quarter, covering the period from November 26, 2019 to December 31, 2019.
Pursuant to Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO.
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

Cash used to pay dividends and distributions was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended March 31, 2020

(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$47,638
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	577
Distributions to holders of LTIP Units	135
Total dividends and distributions	$51,431

Source of dividend and distribution coverage:
Cash flows provided by operations	$41,895	81.5%
Available cash on hand	9,536	18.5%
Total sources of dividend and distribution coverage	$51,431	100%

Cash flows provided by operations (GAAP basis)	$41,895

Net income attributable to common stockholders (in accordance with GAAP)	$5,038
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of changes in equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in foreign GBP-USD and EUR-USD exchange rates (see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at March 31, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic , which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. In many geographic locations where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities that have resulted in many “non-essential” businesses being required to close. A number of our tenants operate businesses that require in-person interactions. Even if not prevented by “shelter-in-place” or “stay-at-home” orders, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. Our office tenants may also make adaptions made in response to these orders and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
The COVID-19 pandemic has triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S., Canadian and European economies due to the prolonged existence and threat of the COVID-19 pandemic could cause an economic recession in those locations all of which could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in these economies. Moreover, a significant downturn in the U.S., Canadian and European economies and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in supply chains which may also impact the operations at each of our tenants further impacting their revenues and ability to pay rent when due.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our U.S. tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
As a result of these and other factors, tenants that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. During the month of April 2020, we collected approximately 98% of the cash rent due under our various leases. We also entered into rent deferral agreements representing approximately 1% of the cash rent that would have been due in April 2020 permitting these tenants to defer paying approximately 30% of the cash rent due for April, May and June 2020 until the first half of 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the April 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rent in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected. due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•
difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;

•
disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;

•
the volatility in the global stock markets caused by the COVID-19 pandemic and its effects and the recent declines in our stock price could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;

•	we may choose to terminate agreements to acquire properties we are currently under contract to acquire or reduce the number of properties we seek to acquire in the future;

•
if we are not able to generate sufficient cash from operations, we may have to further reduce the amount of dividends we pay or identify other financing sources, and there can be no assurance that other sources will be available on favorable terms, or at all;

•
our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and maintain compliance with restrictions on the payment of dividends in our Credit Facility, which may be adversely affected to the extent the decreases in cash rent collected from our tenants cause a decrease in availability of future borrowings under our Credit Facility;

•
if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;

•	we may recognize impairment charges on our assets;

•
one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•	with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;

•	difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;

•	our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;

•
increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
The stockholder rights plan adopted by our board of directors may which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders
In April 2020, our board of directors adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right that will expire April 2021 for each outstanding share of our Common Stock. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Common Stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Common Stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Common Stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Common Stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our director, officer or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our director or officer or other employee arising pursuant to any provision of the MGCL, our charter or our bylaws, or (c) any other action asserting a claim against us or any of our director or officer or other employee that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no recent repurchases of our equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, on May 6, 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of Core AFFO Per Share (as defined in the Advisory Agreement) that we must satisfy for our Advisor to be paid Incentive Compensation (as defined in our Advisory Agreement).
Prior to the amendment, the Incentive Fee Lower Hurdle (as defined in our Advisory Agreement) was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020. Following the amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. In addition, prior to the amendment, the Incentive Fee Upper Hurdle (as defined in our Advisory Agreement) was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. Following the amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021.
The amendment also extended from July 1, 2020 to July 1, 2021 the commencement date annual thresholds may, in the sole discretion of a majority of our independent directors (in their good faith reasonable judgment, after consultation with the Advisor) be increased each year. The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, commencing August 2023 and every five years thereafter, the Advisor continues to have a right to request that our independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted.
Prior to the amendment, the Incentive Compensation was 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions) without regard to the Incentive Compensation period. Following the Amendment, any Incentive Compensation for the period beginning April 1, 2020 and ending December 31, 2020 is payable in cash only, with Incentive Compensation for all other periods remaining 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions).
The foregoing summary of the material terms of the amendment to our Advisory Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 7, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (4)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.5 (1)	Articles of Amendment filed on February 27, 2019.
3.6 (5)	Articles Supplementary relating to the designation of shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock dated November 22, 2019.
3.7 (6)	Articles of Amendment filed on December 13, 2019.
3.8 (6)	Articles Supplementary classifying additional shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share filed on December 13, 2019.
3.9 (3)	Articles Supplementary for Series C Preferred Stock.
4.1 (3)	Rights Agreement, dated April 9, 2020, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
10.1*
Third Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6, 2020,
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
_________

*	Filed herewith
(1) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2020.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.
(5) Filed as an exhibit to our Registration Statement on Form 8-A filed with the SEC on November 22, 2019.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2019.