Form 10-Q
period 2020-06-30
Global Net Lease, Inc.
filed 2020-08-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2020, the registrant had 89,482,566 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost (Note 3):
Land	$434,306	$414,446
Buildings, fixtures and improvements	2,768,183	2,685,325
Construction in progress	13,720	11,725
Acquired intangible lease assets	656,790	651,768
Total real estate investments, at cost	3,872,999	3,763,264
Less accumulated depreciation and amortization	(579,650)	(517,123)
Total real estate investments, net	3,293,349	3,246,141
Cash and cash equivalents	316,824	270,302
Restricted cash	758	3,985
Derivative assets, at fair value (Note 7)	4,040	4,151
Unbilled straight-line rent	55,035	51,795
Operating lease right-of-use asset (Note 9)	49,450	50,211
Prepaid expenses and other assets	37,392	37,370
Due from related parties	351	351
Deferred tax assets	4,434	4,441
Goodwill and other intangible assets, net	21,943	21,920
Deferred financing costs, net	9,416	10,938
Total Assets	$3,792,992	$3,701,605

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,303,161	$1,272,154
Revolving credit facility (Note 5)	344,592	199,071
Term loan, net (Note 5)	398,955	397,893
Acquired intangible lease liabilities, net	29,564	30,529
Derivative liabilities, at fair value (Note 7)	17,542	7,507
Due to related parties	—	342
Accounts payable and accrued expenses	27,122	22,903
Operating lease liability (Note 9)	23,649	23,985
Prepaid rent	17,359	17,236
Deferred tax liability	14,559	14,975
Taxes payable	—	1,046
Dividends payable	4,934	4,006
Total Liabilities	2,181,437	1,991,647
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2020 and December 31, 2019	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 3,450,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	35	35
Common Stock, $0.01 par value, 250,000,000 shares authorized, 89,482,576 and 89,458,752 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,225	2,225
Additional paid-in capital	2,408,527	2,408,353
Accumulated other comprehensive (loss) income	(5,421)	20,195
Accumulated deficit	(810,923)	(733,245)
Total Stockholders’ Equity	1,594,511	1,697,631
Non-controlling interest	17,044	12,327
Total Equity	1,611,555	1,709,958
Total Liabilities and Equity	$3,792,992	$3,701,605
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from tenants	$81,109	$76,119	$160,351	$151,587

Expenses (income):
Property operating	7,835	7,049	15,212	14,408
Operating fees to related parties	8,874	8,162	17,668	16,205
Acquisition, transaction and other costs (Note 9)	33	847	313	1,109
General and administrative	3,412	2,318	6,373	5,524
Equity-based compensation	2,513	2,429	5,001	4,538
Depreciation and amortization	33,984	31,084	67,517	62,387
Total expenses	56,651	51,889	112,084	104,171
Operating income before gain (loss) on dispositions of real estate investments	24,458	24,230	48,267	47,416
Gain (loss) on dispositions of real estate investments	(153)	6,923	(153)	7,815
Operating income	24,305	31,153	48,114	55,231
Other income (expense):
Interest expense	(17,529)	(15,689)	(33,969)	(30,851)
Loss on extinguishment of debt	(309)	(765)	(309)	(765)
(Loss) gain on derivative instruments	(317)	1,390	2,826	1,630
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	76
Other income	71	19	119	23
Total other expense, net	(18,084)	(15,045)	(31,333)	(29,887)
Net income before income tax	6,221	16,108	16,781	25,344
Income tax expense	(691)	(780)	(1,650)	(1,740)
Net income	5,530	15,328	15,131	23,604
Preferred stock dividends	(4,564)	(2,707)	(9,127)	(5,192)
Net income attributable to common stockholders	$966	$12,621	$6,004	$18,412

Basic and Diluted Earnings Per Share:
Basic and diluted net income per share attributable to common stockholders	$0.01	$0.15	$0.06	$0.22
Weighted average common shares outstanding:
Basic	89,470,114	83,847,120	89,464,433	82,667,421
Diluted	90,102,709	85,165,549	90,097,029	83,985,850
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,530	$15,328	$15,131	$23,604

Other comprehensive income (loss)
Cumulative translation adjustment	(2,527)	(288)	(15,077)	(1,611)
Designated derivatives, fair value adjustments	(3,387)	(3,908)	(10,539)	(8,849)
Other comprehensive loss	(5,914)	(4,196)	(25,616)	(10,460)

Comprehensive income (loss)	(384)	11,132	(10,485)	13,144

Preferred Stock dividends	(4,564)	(2,707)	(9,127)	(5,192)

Comprehensive income (loss) attributable to common stockholders	$(4,948)	$8,425	$(19,612)	$7,952
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Common stock issuance costs	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Preferred stock issuance costs	—	—	—	—	—	—	(103)	—	—	(103)	—	(103)
Dividends declared:
Common stock, $0.93 per share	—	—	—	—	—	—	—	—	(83,448)	(83,448)	—	(83,448)
Series A preferred stock, $0.45 per share	—	—	—	—	—	—	—	—	(6,163)	(6,163)	—	(6,163)
Series B preferred stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,964)	(2,964)	—	(2,964)
Equity-based compensation	—	—	—	—	23,824	—	284	—	—	284	4,717	5,001
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(234)	(234)	—	(234)
Net Income	—	—	—	—	—	—	—	—	15,131	15,131	—	15,131
Cumulative translation adjustment	—	—	—	—	—	—	—	(15,077)	—	(15,077)	—	(15,077)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(10,539)	—	(10,539)	—	(10,539)
Balance, June 30, 2020	6,799,467	$68	3,450,000	$35	89,482,576	$2,225	$2,408,527	$(5,421)	$(810,923)	$1,594,511	$17,044	$1,611,555

	Three Months Ended June 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2020	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,452	$493	$(776,002)	$1,635,271	$14,686	$1,649,957
Common stock issuance costs	—	—	—	—	—	—	99	—	—	99	—	99
Preferred stock issuance costs	—	—	—	—	—	—	(179)	—	—	(179)	—	(179)
Dividends declared:										—		—
Common stock, $0.53 per share	—	—	—	—	—	—	—	—	(35,810)	(35,810)	—	(35,810)
Series A preferred stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,082)	(3,082)	—	(3,082)
Series B preferred stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,482)	(1,482)	—	(1,482)
Equity-based compensation	—	—	—	—	23,824	—	155	—	—	155	2,358	2,513
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(77)	(77)	—	(77)
Net Income	—	—	—	—	—	—	—	—	5,530	5,530	—	5,530
Cumulative translation adjustment	—	—	—	—	—	—	—	(2,527)	—	(2,527)	—	(2,527)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(3,387)	—	(3,387)	—	(3,387)
Balance, June 30, 2020	6,799,467	$68	3,450,000	$35	89,482,576	$2,225	$2,408,527	$(5,421)	$(810,923)	$1,594,511	$17,044	$1,611,555

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	7,781,275	78	150,508	—	—	150,586	—	150,586
Issuance of Series A Preferred Stock, net	540,958	5	—	—	13,507	—	—	13,512	—	13,512
Dividends declared:								—		—
Common stock, $1.06 per share	—	—	—	—	—	—	(58,237)	(58,237)	—	(58,237)
Series A preferred stock, $0.90 per share	—	—	—	—	—	—	(5,192)	(5,192)	—	(5,192)
Equity-based compensation	—	—	—	—	187	—	—	187	4,351	4,538
Distributions to non-controlling interest holders	—	—	—	—	—	—	(270)	(270)	—	(270)
Net Income	—	—	—	—	—	—	23,604	23,604	—	23,604
Cumulative translation adjustment	—	—	—	—	—	(1,611)	—	(1,611)	—	(1,611)
Designated derivatives, fair value adjustments	—	—	—	—	—	(8,849)	—	(8,849)	—	(8,849)
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	$1,545,627

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2019	5,484,994	$55	83,839,947	$2,169	$2,183,829	$214	$(653,956)	$1,532,311	$5,251	$1,537,562
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock, net	—	—	21,953	—	388	—	—	388	—	388
Issuance of Series A Preferred Stock, net	472,854	4	—	—	11,895	—	—	11,899	—	11,899
Dividends declared:
Common stock, $0.53 per share	—	—	—	—	—	—	(14,940)	(14,940)	—	(14,940)
Preferred stock, $0.45 per share	—	—	—	—	—	—	(2,707)	(2,707)	—	(2,707)
Equity-based compensation	—	—	—	—	71	—	—	71	2,358	2,429
Distributions to non-controlling interest holders	—	—	—	—	—	—	(136)	(136)	—	(136)
Net Income	—	—	—	—	—	—	15,328	15,328	—	15,328
Cumulative translation adjustment	—	—	—	—	—	(288)	—	(288)	—	(288)
Designated derivatives, fair value adjustments	—	—	—	—	—	(3,908)	—	(3,908)	—	(3,908)
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	$1,545,627
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,131	$23,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,966	30,819
Amortization of intangibles	28,551	31,568
Amortization of deferred financing costs	3,657	2,919
Amortization of mortgage discounts and premiums, net	13	202
Amortization of below-market lease liabilities	(1,637)	(2,006)
Amortization of above-market lease assets	1,659	2,220
Amortization of above- and below- market ground lease assets	414	467
Amortization of lease incentive	111	—
Bad debt expense	—	136
Unbilled straight-line rent	(4,555)	(3,557)
Equity-based compensation	5,001	4,538
Unrealized (gain) loss on foreign currency transactions, derivatives, and other	(757)	(3)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	76
Payments for settlement of derivatives	—	(1,773)
Loss on extinguishment of debt	—	765
Loss (gain) on disposition of real estate investments	153	(7,815)
Lease incentive payment	(4,676)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	5,477	(3,523)
Deferred tax assets	7	5
Accounts payable and accrued expenses	3,533	(10,592)
Prepaid rent	128	4,896
Deferred tax liability	(416)	(87)
Taxes payable	(1,046)	(1,615)
Net cash provided by operating activities	89,714	71,244
Cash flows from investing activities:
Investment in real estate and real estate related assets	(144,689)	(210,991)
Deposits for future real estate acquisitions	(173)	(2,270)
Capital expenditures	(2,189)	(12,146)
Proceeds from dispositions of real estate investments	—	89,916
Net cash used in investing activities	(147,051)	(135,491)
Cash flows from financing activities:
Borrowings under revolving credit facilities	227,000	116,000
Repayments on revolving credit facilities	(77,343)	(220,000)
Proceeds from mortgage notes payable	75,607	375,369
Payments on mortgage notes payable	(27,003)	(213,192)
Loss on extinguishment of debt	(309)	—
Common stock issuance (costs) proceeds, net	(7)	150,586
Series A Preferred stock issuance (costs) proceeds, net	(75)	13,512
Series B Preferred stock issuance costs	(28)	—
Payments of financing costs	(2,552)	(5,768)
Dividends paid on Common Stock	(83,422)	(58,153)
Dividends paid on Series A Preferred Stock	(6,163)	(4,940)
Dividends paid on Series B Preferred Stock	(2,059)	—
Distributions to non-controlling interest holders	(234)	(270)
Net cash provided by financing activities	103,412	153,144
Net change in cash, cash equivalents and restricted cash	46,075	88,897
Effect of exchange rate changes on cash	(2,780)	(915)
Cash, cash equivalents and restricted cash, beginning of period	274,287	103,693
Cash, cash equivalents and restricted cash, end of period	$317,582	$191,675

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents, end of period	$316,824	$178,722
Restricted cash, end of period	758	12,953
Cash, cash equivalents and restricted cash, end of period	$317,582	$191,675

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
As of June 30, 2020, the Company owned 296 properties consisting of 34.6 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.9 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2020, 65% of the Company’s properties are located in the U.S. and Canada and 35% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2020, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
June 30, 2020
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2020, these leases had an average remaining lease term of 8.9. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
The following tables present future minimum base rental cash payments due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:
As of June 30, 2020:

(In thousands)	Future Minimum Base Rent Payments (1)
2020 (remainder)	$150,180
2021	304,123
2022	294,175
2023	271,729
2024	236,022
2025	195,891
Thereafter	914,492
$2,366,612
______________

(1)	Assumes exchange rates of £1.00 to $1.23 for British Pounds Sterling (“GBP”), €1.00 to $1.12 for EUR and C$1.00 to $0.73 as of June 30, 2020 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

rent receivable would be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations for the periods ended March 31, 2020 and December 31, 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of June 30, 2020 and December 31, 2019, the Company did not have any properties classified as held for sale.
All of the Company’s leases as lessor, prior to adoption of revised lease accounting rules on January 1, 2019, were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company evaluates new leases originated on or after January 1, 2019 (by the Company or by a predecessor lessor/owner) pursuant to the current guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases are evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of June 30, 2020 and December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain foreign and domestic land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2020 and 2019 were asset acquisitions.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment. Based on the Company’s assessment, it determined that the goodwill was not impaired as of March 31, 2020. There were no material changes for the June 30, 2020.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to pay their monthly rent. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary and, in some cases in the second quarter of 2020, the Company executed rent deferral agreements to its leases. These amendments are treated as lease modifications beginning in the second quarter of 2020. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession, but not substantially greater. The Company has elected to use this relief and therefore it has not reassessed the classification of the leases that were amended in the second quarter of 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2020 and 2019, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2020	2019
Real estate investments, at cost:
Land	$25,454	$10,978
Buildings, fixtures and improvements	107,342	165,261
Total tangible assets	132,796	176,239
Acquired intangible lease assets:
In-place leases	12,711	35,698
Above-market lease assets	53	352
Below-market lease liabilities	(871)	(1,298)
Cash paid for acquired real estate investments	$144,689	$210,991
Number of properties purchased	18	11

Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and six months ended June 30, 2020 and 2019, the Company did not record any impairment charges for the intangible assets associated with the Company’s real estate investments.
Dispositions
When the Company sells a property, any gains or losses from the sale are reflected within gain on dispositions of real estate investments in the consolidated statements of operations.
During the three and six months ended June 30, 2020, the Company did not sell any properties.
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
As of June 30, 2020 and December 31, 2019, the Company did not have any assets that were classified as held for sale.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2020 and December 31, 2019. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2020 and December 31, 2019.

Country / U.S. State	June 30, 2020	December 31, 2019
United States	63.4%	63.0%
Michigan	14.2%	14.6%
United Kingdom	16.6%	18.2%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2020 and December 31, 2019 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2020	December 31, 2019				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$83,094	$82,996	1.8%	(2)	Fixed/Variable	Feb. 2024

France:	Worldline	—	—	5,608	—	(3)	—	—
	DCNS	—	—	10,655	—	(3)	—	—
	ID Logistics II	—	—	11,776	—	(3)	—	—
	French Properties	7	78,601	—	2.5%	(4)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	57,829	57,761	1.8%	(5)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	134,748	134,587	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	354,272	303,383

United Kingdom:	United Kingdom Properties	42	275,151	294,315	3.2%	(6)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	275,151	294,315

United States:	Penske Logistics	1	70,000	70,000	4.7%	(7)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(7)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(7)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(7)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(7)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(7)	Fixed	Oct. 2029
	Total USD denominated	56	689,750	689,750
	Gross mortgage notes payable	118	1,319,173	1,287,448	3.4%
	Mortgage discount		—	(26)
	Deferred financing costs, net of accumulated amortization (8)		(16,012)	(15,268)
	Mortgage notes payable, net	118	$1,303,161	$1,272,154	3.4%

______________

(1)	Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.

(2)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor rate in effect as of June 30, 2020.

(3)
These loans were refinanced in May 2020 as part of the French Refinancing (see below for further details). As a result, the Company terminated an interest rate swap agreement for two of these properties (see Note 7 — Derivatives and Hedging Activities).

(4)	90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of June 30, 2020.

(5)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of June 30, 2020.

(6)	80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of June 30, 2020.

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2020:

(In thousands)	Future Principal Payments (1)
2020 (remainder)	$2,609
2021	12,772
2022	19,779
2023	316,985
2024	217,842
Thereafter	749,186
Total	$1,319,173
_________________________

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.12 for EUR as of June 30, 2020 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2020, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of June 30, 2020 was $1.5 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
French Refinancing
On May 14, 2020, the Company, through certain of its subsidiaries, entered into a loan agreement with HSBC France (“HSBC”) and borrowed €70.0 million ($75.6 million based on the exchange rate on that date) secured by the seven properties the Company owns in France. The maturity date of this loan is May 14, 2025 and it bears interest at a rate of 3-month EURIBOR (with a floor of 0.0%) plus an initial margin of 2.3% per year, with the interest rate for €63.0 million ($68.0 million based on the exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 90% of the principal amount of the loan and is fixed at 2.5% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €25.0 million ($27.0 million based on the exchange rate on that date) was used to repay all outstanding indebtedness on four of the properties. Of the remaining proceeds, approximately €20.0 million ($21.6 million based on the exchange rate on that date) was used to repay amounts outstanding under the Revolving Credit Facility and the remaining balance is available for general corporate purposes.
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
June 30, 2020
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
Note 5 — Credit Facilities
The table below details the outstanding balances as of June 30, 2020 and December 31, 2019 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($403.7 million based on the prevailing exchange rate as of June 30, 2020) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time. On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility (the “Credit Facility Amendment”) to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants.

	June 30, 2020				December 31, 2019
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$344,592	$267,211	£40,000	€25,000	$199,071	$62,211	£40,000	€75,000

Term Loan	403,738	—	—	359,551	403,258	—	—	359,551
Deferred financing costs	(4,783)	—	—	—	(5,365)	—	—	—
Term Loan, Net	398,955	—	—	359,551	397,893	—	—	359,551
Total Credit Facility	$743,547	$267,211	£40,000	€384,551	$596,964	$62,211	£40,000	€434,551

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.12 for EUR as of June 30, 2020 for illustrative purposes, as applicable.

(2)	Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.

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
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. Following the Credit Facility Amendment, the Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. Prior to the Credit Facility Amendment, the range of applicable interest rate margins was from 0.60% to 1.20% per annum with respect to base rate borrowings and 1.60% to 2.20% per annum with respect to LIBOR borrowings. Following the Credit Facility Amendment, the applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. The Credit Facility Amendment also added terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. As of June 30, 2020, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of June 30, 2020, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$3,485	$—	$3,485
Interest rate swaps, net (USD,GBP & EUR)	$—	$(16,987)	$—	$(16,987)
December 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$2,726	$—	$2,726
Interest rate swaps, net (USD,GBP & EUR)	$—	$(6,082)	$—	$(6,082)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature. As of June 30, 2020 the fair value of advances to the Company under the Credit Facility was $344.1 million, which is approximately equivalent to the carrying value of $344.6 million as of June 30, 2020. As of December 31, 2019 the $199.1 million carrying value of advances under the Credit Facility approximated their fair value. The fair value of the Company’s mortgage notes payable as of June 30, 2020 and December 31, 2019 were $1.4 billion and $1.3 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(6,127)	$(939)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	366
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(8,836)	(4,524)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	228
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(2,024)	(1,139)
Total		$(16,987)	$(6,008)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$2,114	$1,205
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(378)	(831)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,926	2,352
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(177)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	—	(74)
Total		$3,485	$2,652

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three and six months ended June 30, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Additionally, during the three and six months ended June 30, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the three and six months ended June 30, 2019, the accelerated amounts were gains of $2,151 and losses of $24,449, respectively. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2021, the Company estimates that an additional $6.7 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$272,017	49	$290,965
Interest rate “pay-fixed” swaps (EUR)	22	587,219	16	521,471
Interest rate “pay-fixed” swaps (USD)	9	150,000	3	150,000
Total	80	$1,009,236	68	$962,436

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in France during the second quarter of 2020 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated two interest rate swaps with an aggregate notional amount of €14.5 million for a payment of approximately $0.1 million. Amounts recorded to AOCI and interest expense following these terminations was not significant.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million and $0.2 million was recorded as an increase to interest expense for the three and six months ended June 30, 2020 and approximately $0.1 million remained in AOCI as of June 30, 2020.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million and $0.2 million was recorded as an increase to interest expense for the three and six months ended June 30, 2020 and approximately $0.1 million remained in AOCI as of June 30, 2020.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in AOCI from derivatives	$(4,663)	$(4,397)	$(13,035)	$(9,094)
Amount of loss reclassified from AOCI into income as interest expense	$(1,294)	$(481)	$(2,118)	$(980)
Total interest expense recorded in the consolidated statements of operations	$17,529	$15,689	$33,969	$30,851

Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2020 and December 31, 2019 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not use foreign currency derivatives that were designated as net investment hedges.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss of $0.3 million and a gain of $2.8 million for the three and six months ended June 30, 2020, respectively. The Company recorded gains of $1.4 million and $1.7 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	46	$35,132	38	$38,898
Foreign currency forwards (EUR-USD)	38	24,704	32	27,478
Interest rate swaps (EUR)	—	—	1	10,655
Total	84	$59,836	71	$77,031

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2020	$4,040	$(17,542)	$—	$(13,502)	$—	$—	$(13,502)
December 31, 2019	$4,151	$(7,507)	$—	$(3,356)	$—	$—	$(3,356)

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
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $18.4 million. As of June 30, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of June 30, 2020 and December 31, 2019, the Company had 89,482,576 and 89,458,752, respectively, shares of Common Stock outstanding excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.8 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the three or six months ended June 30, 2019 or the three or six months ended June 30, 2020.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.

•
The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of June 30, 2020 and December 31, 2019. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of June 30, 2020 and December 31, 2019.

•
The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of June 30, 2020 and December 31, 2019. The Company had 3,450,000 shares of Series B Preferred Stock issued and outstanding, as of June 30, 2020 and December 31, 2019.

•
The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of June 30, 2020. No shares of Series C Preferred Stock were authorized as of December 31, 2019 and no shares of Series C Preferred Stock were issued and outstanding as of June 30, 2020 and December 31, 2019.

ATM Programs — Series A Preferred Stock and Series B Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company was permitted to raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the three months ended June 30, 2019, the Company sold 472,854 shares of Series A Preferred Stock through the Preferred Stock ATM Program for gross proceeds of $12.1 million, before commissions paid of approximately $0.2 million and additional issuance costs of approximately $0.2 million. During the six months ended June 30, 2019, the Company sold 540,958 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $13.8 million, before commissions paid of approximately $0.2 million and additional issuance costs of $0.3 million. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents. The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during the three or six months ended June 30, 2020.
Dividends
Common Stock Dividends
Historically, and through March 31, 2020, the Company paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the Company’s board of directors approved a change in the dividend to an annual

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

rate of $1.60 per share or $0.40 per share on a quarterly basis, which became effective in the second quarter of 2020 with the Company’s April 1, 2020 dividend declaration.
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a short-term stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Common Stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. Similar to plans adopted recently by other publicly held companies, the Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Common Stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The Plan expires on April 8, 2021 unless the Plan is amended or the rights are earlier exercised, exchanged or redeemed. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for eight of its properties with lease durations ranging from 16 to 85 years as of June 30, 2020. As of June 30, 2020, the Company’s balance sheet includes ROU assets and liabilities of $49.5 million and $23.6 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, if any, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 32.5 years and a weighted-average discount rate of 4.33% as of June 30, 2020. For the three and six months ended June 30, 2020, the Company paid cash of approximately $0.3 million and $0.7 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.6 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended June 30, 2020. The Company incurred rent expense on ground leases of $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively.
The following table reflects the base cash rental payments due from the Company as of June 30, 2020:

(In thousands)	Future Base Rent Payments (1)
2020 (remainder)	$680
2021	1,359
2022	1,359
2023	1,359
2024	1,364
Thereafter	39,451
Total minimum lease payments (2)	45,572
Less: Effects of discounting	(21,923)
Total present value of lease payments	$23,649

________

(1)	Assumes exchange rates of £1.00 to $1.23 for GBP and €1.00 to $1.12 for EUR as of June 30, 2020 for illustrative purposes, as applicable.

(2)	Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of June 30, 2020 and December 31, 2019, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates may incur costs and fees on behalf of the Company. As of June 30, 2020 and December 31, 2019, the Company had $351,000 and $0.4 million, respectively, of receivables from former affiliates of the Advisor and no payables and $0.3 million of payables to their affiliates, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of June 30, 2020 and December 31, 2019.
The Company paid $0.1 million and $0.2 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2020, respectively, and the Company paid $0.1 million and $0.3 million in distributions related to LTIP units during the three and six months ended June 30, 2019, respectively, which are included in accumulated deficit in the audited consolidated statements of equity. As of June 30, 2020 and December 31, 2019, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
On June 2, 2015, concurrent with its listing on the New York Stock Exchange, the Company entered into the Advisory Agreement. The Advisory Agreement was most recently amended on May 6, 2020 (the “Amendment”) to temporarily lower the effective thresholds of Core AFFO Per Share(1) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement) in light of the unprecedented market disruption resulting from the COVID-19 pandemic.
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
Under the Advisory Agreement, prior to the Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. In addition, prior to the Amendment, the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. During the three and six months ended June 30, 2020 and 2019, no Incentive Compensation was earned.
The Amendment also extended from July 1, 2020 to July 1, 2021 the first date that the annual thresholds are subject to annual increases by a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor). The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, commencing August 2023 and every five years thereafter, the Advisor has a right to request that the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2020	December 31, 2019
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ongoing fees (1):
Asset management fees (2)	7,376	—	6,694	—	14,753	—	13,365	—	—	—
Property management fees	1,498	—	1,468	—	2,915	—	2,840	—	—	—
Incentive compensation	—	—	—	—	—	—	—	—	—	—
Total related party operational fees and reimbursements	$8,874	$—	$8,162	$—	$17,668	$—	$16,205	$—	$—	$—
______________

(1)
The Company incurred general and administrative costs and other expense reimbursements of approximately $0.5 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.

(2)
The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee for the respective three months ended. The Variable Base Management Fee was $2.9 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.8 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.

Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee for the six months ended June 30, 2020 or 2019.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2020 and December 31, 2019, no stock options were issued under the Plan.
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
The following table reflects the amount of RSUs outstanding as of June 30, 2020 and June 30, 2019:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2019	40,541	$20.47
Vested	(23,824)	21.71
Granted	28,232	13.37
Unvested, June 30, 2020	44,949	15.35

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2018	46,352	$22.04
Vested	(21,955)	22.56
Granted	16,563	18.89
Unvested, June 30, 2019	40,960	20.49

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The fair value of the equity awards in the form of Restricted Shares granted prior to the listing of the Company’s common stock on the NYSE on June 2, 2015 was based on the per share price in the Company’s initial public offering of Common Stock completed prior to the listing, and the fair value of the RSUs granted on or after the listing is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period. Compensation expense related to RSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. Compensation expense related to RSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of June 30, 2020, the Company had $0.6 million unrecognized compensation cost related to unvested RSUs granted under the RSP. That cost is expected to be recognized over a weighted-average period of 2.2 years.
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
During the three and six months ended June 30, 2020, the Company recorded compensation expense related to the 2018 OPP of $2.4 million and $4.7 million, respectively. During the three and six months ended June 30, 2019, the Company recorded compensation expense of $2.4 million and $4.4 million, respectively, related to the 2018 OPP.
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
The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid $0.2 million and $0.3 million in distributions related to LTIP Units during the six months ended June 30, 2020 and 2019, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of an OP Unit, the Advisor, as the holder of the LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was issued a total of 2,554,930 LTIP Units pursuant to the 2018 OPP. These LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Other Equity-Based Compensation

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2020 and 2019.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income attributable to common stockholders	$966	$12,621	$6,004	$18,412
Adjustments to net income attributable to common stockholders for common share equivalents	(129)	(174)	(264)	(334)
Adjusted net income attributable to common stockholders	$837	$12,447	$5,740	$18,078

Basic and diluted net income per share attributable to common stockholders	$0.01	$0.15	$0.06	$0.22
Weighted average shares outstanding:
Basic	89,470,114	83,847,120	89,464,433	82,667,421
Diluted	90,102,709	85,165,549	90,097,029	83,985,850

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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs and LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LTIP Units (1)	1,967,296	1,277,465	1,967,296	1,277,465
Total common share equivalents excluded from EPS calculation	1,967,296	1,318,429	1,967,296	1,318,429
(1) Weighted-average number of LTIP Units outstanding. There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of June 30, 2020 and June 30, 2019. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP.
A portion of the conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the three and six months ended June 30, 2020 and 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
New Loan Agreement
On July 10, 2020, the Company, through certain wholly owned subsidiaries, borrowed $88.0 million from a syndicate of regional banks led by BOK Financial. The loans are secured by six industrial properties triple-net leased to Whirlpool Corporation and located in Tennessee and Ohio that were simultaneously removed from the borrowing base under the Revolving Credit Facility. The transaction is structured as six individual loans. Each loan is secured by one of the properties in the collateral pool and the loans are cross-collateralized and cross-defaulted. At closing, approximately $84.0 million was used to repay amounts outstanding under the Revolving Credit Facility, with the remaining proceeds of approximately $2.2 million, after costs and fees related to the loan, available for general corporate purposes. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the interest rate fixed at 3.45% by a swap agreement. The loan is interest-only with the principal due at maturity on July 10, 2027. The Company may prepay the loan in whole or in part at any time, and mandatory prepayments are required to be made in connection with any release of a property from the loan.

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
As of June 30, 2020, we owned 296 properties consisting of 34.6 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.9 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2020, 65% of our properties were located in the U.S. and Canada and 35% of our properties were located in Europe, and our portfolio was comprised of 47% industrial/distribution properties, 48% office properties and 5% retail properties. These percentages as of June 30, 2020 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2020 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2020, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of June 30, 2020, our portfolio had a high occupancy level of 99.6%, the weighted-average remaining term of our leases was 8.9 years (based on annualized straight line rent) and only 2% of our leases were expiring in the next two years (based on annualized straight line rent).

•
Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing, however, as of June 30, 2020, we do not have a significant amount of debt principal repayments that come due in 2020 or 2021.

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

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A, “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant governmental authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the three and six months ended June 30, 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. We have collected approximately 98% of the original cash rent due for the second quarter of 2020 across our entire portfolio, including approximately 99% from our top 20 tenants (based on annualized straight line rent), representing 49% of our annual base rent.
The table below presents additional information on our cash rent collection for the second quarter of 2020 and is based on available information as of July 15, 2020. With respect to second quarter data previously reported, the amount of cash rent in the various categories described herein increased or decreased as a result of additional payments of cash rent and changes in the status of negotiations. This information may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Second Quarter 2020 Cash Rent Status	United States (1)	United Kingdom	Europe	Total Portfolio
Cash rent paid (2)	96%	99%	100%	98%
Approved deferral agreement (3)	2%	1%	—%	2%
Deferral in negotiation(4)	1%	—%	—%	—%
Other (5)	1%	—%	—%	—%
	100%	100%	100%	100%
____________
(1) Also includes Canada and Puerto Rico.
(2) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(3) The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid. Represents an amendment to the original lease agreement, or any lease amendments executed prior to this amendment, executed or approved by the tenant and landlord in light of COVID-19 pandemic to defer a certain portion of cash rent. The typical Deferral Agreement defers payment of approximately 30% of the cash rent due for three months, with payment due during 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements.
(4) Represents active tenant discussions where no deferral agreement has yet been reached. There can be no assurance that we will be able to enter into deferral agreements on favorable terms, or at all.
(5) In general, this represents tenants that have made a partial payment and/or tenants without active communication on a potential deferral agreement. There can be no assurance that the cash rent will be collected.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with our plans to acquire additional properties, we borrowed $205.0 million, under our Credit Facility. Additionally, on March 30, 2020, we announced a reduction in our dividend, which began in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $48.0 million per year. For additional information on our financing activity during the second quarter of 2020 and subsequent to June 30, 2020, see the “Liquidity and Capital Resources - Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2019 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2020:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	3.7
Wickes Building Supplies I	May 2013	UK	1	30	4.3
Everything Everywhere	Jun. 2013	UK	1	65	7.0
Thames Water	Jul. 2013	UK	1	79	2.2
Wickes Building Supplies II	Jul. 2013	UK	1	29	6.5
PPD Global Labs	Aug. 2013	US	1	77	4.4
Northern Rock	Sep. 2013	UK	2	86	3.2
Wickes Building Supplies III	Nov. 2013	UK	1	28	8.4
Con-way Freight	Nov. 2013	US	7	105	3.4
Wolverine	Dec. 2013	US	1	469	2.6
Encanto	Dec. 2013	PR	18	65	5.0
Rheinmetall	Jan. 2014	GER	1	320	3.5
GE Aviation	Jan. 2014	US	1	369	5.5
Provident Financial	Feb. 2014	UK	1	117	15.4
Crown Crest	Feb. 2014	UK	1	806	18.6
Trane	Feb. 2014	US	1	25	3.4
Aviva	Mar. 2014	UK	1	132	9.0
DFS Trading I	Mar. 2014	UK	5	240	9.7
GSA I	Mar. 2014	US	1	135	2.1
National Oilwell Varco I	Mar. 2014	US	1	24	3.1
GSA II	Apr. 2014	US	2	25	2.6
OBI DIY	Apr. 2014	GER	1	144	3.6
DFS Trading II	Apr. 2014	UK	2	39	9.7
GSA III	Apr. 2014	US	2	28	2.5
GSA IV	May 2014	US	1	33	5.1
Indiana Department of Revenue	May 2014	US	1	99	2.5
National Oilwell Varco II	May 2014	US	1	23	9.7
Nissan	May 2014	US	1	462	8.3
GSA V	Jun. 2014	US	1	27	2.8
Lippert Components	Jun. 2014	US	1	539	6.2
Select Energy Services I	Jun. 2014	US	3	136	6.3
Bell Supply Co I	Jun. 2014	US	6	80	8.5
Axon Energy Products (2)	Jun. 2014	US	3	214	3.1
Lhoist	Jun. 2014	US	1	23	2.5
GE Oil & Gas	Jun. 2014	US	2	70	5.0
Select Energy Services II	Jun. 2014	US	4	143	6.4
Bell Supply Co II	Jun. 2014	US	2	19	8.5
Superior Energy Services	Jun. 2014	US	2	42	3.8
Amcor Packaging	Jun. 2014	UK	7	295	4.4
GSA VI	Jun. 2014	US	1	7	3.8
Nimble Storage	Jun. 2014	US	1	165	1.3
FedEx -3-Pack	Jul. 2014	US	3	339	2.6
Sandoz, Inc.	Jul. 2014	US	1	154	6.1
Wyndham	Jul. 2014	US	1	32	4.8
Valassis	Jul. 2014	US	1	101	2.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
GSA VII	Jul. 2014	US	1	26	4.4
AT&T Services	Jul. 2014	US	1	402	6.0
PNC - 2-Pack	Jul. 2014	US	2	210	9.1
Fujitsu	Jul. 2014	UK	3	163	9.8
Continental Tire	Jul. 2014	US	1	91	2.1
BP Oil	Aug. 2014	UK	1	3	5.3
Malthurst	Aug. 2014	UK	2	4	5.4
HBOS	Aug. 2014	UK	3	36	5.1
Thermo Fisher	Aug. 2014	US	1	115	4.2
Black & Decker	Aug. 2014	US	1	71	1.6
Capgemini	Aug. 2014	UK	1	90	2.8
Merck & Co.	Aug. 2014	US	1	146	5.2
GSA VIII	Aug. 2014	US	1	24	4.1
Waste Management	Sep. 2014	US	1	84	2.5
Intier Automotive Interiors	Sep. 2014	UK	1	153	3.9
HP Enterprise Services	Sep. 2014	UK	1	99	5.7
FedEx II	Sep. 2014	US	1	12	3.8
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	2.2
Dollar General - 39-Pack	Sep. 2014	US	21	200	7.7
FedEx III	Sep. 2014	US	2	221	4.1
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	4.2
Kuka	Sep. 2014	US	1	200	4.0
CHE Trinity	Sep. 2014	US	2	374	2.5
FedEx IV	Sep. 2014	US	2	255	2.6
GE Aviation	Sep. 2014	US	1	102	2.5
DNV GL	Oct. 2014	US	1	82	4.7
Bradford & Bingley	Oct. 2014	UK	1	121	9.3
Rexam	Oct. 2014	GER	1	176	4.7
FedEx V	Oct. 2014	US	1	76	4.0
C&J Energy	Oct. 2014	US	1	96	3.3
Onguard	Oct. 2014	US	1	120	3.5
Metro Tonic	Oct. 2014	GER	1	636	5.3
Axon Energy Products	Oct. 2014	US	1	26	4.3
Tokmanni	Nov. 2014	FIN	1	801	13.2
Fife Council	Nov. 2014	UK	1	37	3.6
GSA IX	Nov. 2014	US	1	28	1.8
KPN BV	Nov. 2014	NETH	1	133	6.5
Follett School	Dec. 2014	US	1	487	4.5
Quest Diagnostics	Dec. 2014	US	1	224	4.2
Diebold	Dec. 2014	US	1	158	1.5
Weatherford Intl	Dec. 2014	US	1	20	5.3
AM Castle	Dec. 2014	US	1	128	9.3
FedEx VI	Dec. 2014	US	1	28	4.2
Constellium Auto	Dec. 2014	US	1	321	9.4
C&J Energy II	Mar. 2015	US	1	125	3.3
Fedex VII	Mar. 2015	US	1	12	4.3
Fedex VIII	Apr. 2015	US	1	26	4.3
Crown Group I	Aug. 2015	US	2	204	3.5
Crown Group II	Aug. 2015	US	2	411	15.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	9.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
JIT Steel Services	Sep. 2015	US	2	127	9.5
Beacon Health System, Inc.	Sep. 2015	US	1	50	5.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	9.3
FedEx Ground	Sep. 2015	US	1	91	5.0
Office Depot	Sep. 2015	NETH	1	206	8.7
Finnair	Sep. 2015	FIN	4	656	10.7
Auchan	Dec. 2016	FR	1	152	3.1
Pole Emploi	Dec. 2016	FR	1	41	3.0
Sagemcom	Dec. 2016	FR	1	265	3.6
NCR Dundee	Dec. 2016	UK	1	132	6.4
FedEx Freight I	Dec. 2016	US	1	69	3.2
DB Luxembourg	Dec. 2016	LUX	1	156	3.5
ING Amsterdam	Dec. 2016	NETH	1	509	5.0
Worldline	Dec. 2016	FR	1	111	3.5
Foster Wheeler	Dec. 2016	UK	1	366	4.1
ID Logistics I	Dec. 2016	GER	1	309	4.3
ID Logistics II	Dec. 2016	FR	2	964	4.4
Harper Collins	Dec. 2016	UK	1	873	5.2
DCNS	Dec. 2016	FR	1	97	4.3
Cott Beverages Inc	Feb. 2017	US	1	170	6.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	6.2
Bridgestone Tire	Sep. 2017	US	1	48	7.1
GKN Aerospace	Oct. 2017	US	1	98	6.5
NSA-St. Johnsbury I	Oct. 2017	US	1	87	12.3
NSA-St. Johnsbury II	Oct. 2017	US	1	85	12.3
NSA-St. Johnsbury III	Oct. 2017	US	1	41	12.3
Tremec North America	Nov. 2017	US	1	127	7.3
Cummins	Dec. 2017	US	1	59	4.9
GSA X	Dec. 2017	US	1	26	9.5
NSA Industries	Dec. 2017	US	1	83	12.5
Chemours	Feb. 2018	US	1	300	7.6
Fiat Chrysler	Mar. 2018	US	1	128	7.7
Lee Steel	Mar. 2018	US	1	114	8.3
LSI Steel - 3 Pack	Mar. 2018	US	3	218	7.3
Contractors Steel Company	May 2018	US	5	1,392	7.9
FedEx Freight II	Jun. 2018	US	1	22	12.2
DuPont Pioneer	Jun. 2018	US	1	200	8.5
Rubbermaid - Akron OH	Jul. 2018	US	1	669	8.6
NetScout - Allen TX	Aug. 2018	US	1	145	10.2
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	18.3
FedEx - Greenville NC	Sep. 2018	US	1	29	12.6
Penske	Nov. 2018	US	1	606	8.4
NSA Industries	Nov. 2018	US	1	65	18.4
LKQ Corp.	Dec. 2018	US	1	58	10.6
Walgreens	Dec. 2018	US	1	86	5.4
Grupo Antolin	Dec. 2018	US	1	360	12.3
VersaFlex	Dec. 2018	US	1	113	18.5
Cummins	Mar. 2019	US	1	37	8.4
Stanley Security	Mar. 2019	US	1	80	8.0
Sierra Nevada	Apr. 2019	US	1	60	8.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
EQT	Apr. 2019	US	1	127	10.0
Hanes	Apr. 2019	US	1	276	8.3
Union Partners	May 2019	US	2	390	8.8
ComDoc	Jun. 2019	US	1	108	8.9
Metal Technologies	Jun. 2019	US	1	228	13.9
Encompass Health	Jun. 2019	US	1	199	12.8
Heatcraft	Jun. 2019	US	1	216	8.0
C.F. Sauer	Aug. 2019	US	6	598	19.1
SWECO	Sep. 2019	US	1	191	9.9
Viavi Solutions	Sep. 2019	US	2	132	12.2
Faurecia	Dec. 2019	US	1	278	8.8
Plasma	Dec. 2019	US	9	125	10.0
Whirlpool	Dec. 2019	US	6	2,924	11.5
FedEx	Dec. 2019	CN	2	20	9.0
NSA Industries	Dec. 2019	US	1	116	19.5
Viavi Solutions	Jan. 2020	US	1	46	12.2
CSTK	Feb. 2020	US	1	56	9.7
Metal Technologies	Feb. 2020	US	1	31	14.7
Whirlpool	Feb. 2020	IT	2	196	11.7
Fedex	Mar. 2020	CN	1	29	5.9
Klaussner	Mar. 2020	US	4	2,195	19.8
Plasma	May 2020	US	6	79	11.2
Klaussner	Jun. 2020	US	1	261	19.8
NSA Industries	Jun. 2020	US	1	48	20.0
Total			296	34,558	8.9
___________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2020.

(2)	Of the three properties, one location is vacant while the other two properties remain in use.

Results of Operations
In addition to the comparative period-over-period discussions below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended June 30, 2020 and 2019
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $1.0 million for the three months ended June 30, 2020, as compared to net income attributable to common stockholders of $12.6 million for the three months ended June 30, 2019. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.

Revenue from tenants was $81.1 million and $76.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions since June 30, 2019, partially offset by the impact of our dispositions since June 30, 2019 and the impact of foreign exchange rates. During the three months ended June 30, 2020 there were decreases of 3.6% in the average exchange rate for GBP to USD and 2.1% in the EUR to USD, when compared to the same period last year.
Property Operating Expenses
Property operating expenses were $7.8 million and $7.0 million for the three months ended June 30, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration (“GSA”) properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the three months ended June 30, 2020, primarily driven by the impact of our property acquisitions since June 30, 2019 partially offset by the impact of our dispositions since June 30, 2019. The increase in property operating expenses was partially offset by decreases during the three months ended June 30, 2020 of 3.6% in the average exchange rate for GBP to USD and 2.1% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.9 million and $8.2 million for the three months ended June 30, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles. There was no Incentive Compensation earned for the quarters ended June 30, 2020 or 2019. The increase to operating fees between the periods in part results from an increase of $0.7 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities between April 1, 2019 and June 30, 2020. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities.(see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended June 30, 2020 and 2019, property management fees were $1.5 million and $1.5 million, respectively.
Acquisition, Transaction and Other Costs
We recognized $33,000 and $0.8 million of acquisition, transaction and other costs during the three months ended June 30, 2020 and 2019, respectively. Acquisition, transaction and other costs during the three months ended June 30, 2020 were due to costs for terminated acquisitions and for the three months ended June 30, 2019, these costs were primarily related to the termination of our former European service provider.
General and Administrative Expenses
General and administrative expenses were $3.4 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The increase for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the increase in professional fees.
Equity-Based Compensation
During the three months ended June 30, 2020 and 2019, we recognized equity-based compensation expense of $2.5 million and $2.4 million, respectively, which primarily related to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). Equity based compensation expense also includes amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors. Equity based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and is only remeasured in subsequent periods if the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization
Depreciation and amortization expense was $34.0 million and $31.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase in the second quarter of 2020 as compared to the second quarter of 2019 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2019, partially offset by the impact of our dispositions since June 30, 2019, partially offset by decreases during the three months ended June 30, 2020 of 3.6% in the average exchange rate for GBP to USD and 2.1% in the EUR to USD, when compared to the same period last year.
Gain on Dispositions of Real Estate Investments
During the three months ended June 30, 2020, we did not sell any properties. During the three months ended June 30, 2019, we sold 63 properties located in the United States (62 Family Dollar retail stores and one industrial property) and one property located in the United Kingdom for a total contract sales price of $83.3 million, resulting in an aggregate gain of $6.9 million.
Interest Expense
Interest expense was $17.5 million and $15.7 million for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.8 billion as of June 30, 2019 to $2.0 billion as of June 30, 2020 and the weighted-average effective interest rate of our total debt was 3.0% as of June 30, 2019 and 3.2% as of June 30, 2020. The increase in interest expense was partially offset by decreases during the three months ended June 30, 2020 of 3.6% in the average exchange rate for GBP to USD and 2.1% in the EUR to USD, when compared to the same period last year.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity and interest rates.
Foreign Currency and Interest Rate Impact on Operations
The loss of $0.3 million and gain of $1.4 million on derivative instruments for the three months ended June 30, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD offset by a realized gain of $1.0 million from our forward exchange contracts.
We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2020 and three months ended June 30, 2019.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended June 30, 2020, the average exchange rate for GBP to USD decreased by 3.6%, and the average exchange rate for EUR to USD decreased by 2.1%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.7 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively.

Comparison of the Six Months Ended June 30, 2020 and 2019
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $6.0 million for the six months ended June 30, 2020, as compared to net income attributable to common stockholders of $18.4 million for the six months ended June 30, 2019. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $160.4 million and $151.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions since June 30, 2019, partially offset by the impact of our dispositions since June 30, 2019 and the impact of foreign exchange rates. During the six months ended June 30, 2020 there were decreases of 2.6% in the average exchange rate for GBP to USD and 2.5% in the EUR to USD, when compared to the same period last year.
Property Operating Expenses
Property operating expenses were $15.2 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the six months ended June 30, 2020, primarily driven by the impact of our property acquisitions since June 30, 2019 partially offset by the impact of our dispositions since June 30, 2019. The increase in property operating expenses was partially offset by decreases during the six months ended June 30, 2020 of 2.6% in the average exchange rate for GBP to USD and 2.5% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $17.7 million and $16.2 million for the six months ended June 30, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles. There was no Incentive Compensation earned for the six months ended June 30, 2020 or 2019. The increase to operating fees between the periods in part results from an increase of $1.4 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities between July 1, 2019, and June 30, 2020. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the six months ended June 30, 2020 and 2019, property management fees were $2.9 million and $2.8 million, respectively.
Acquisition, Transaction, and Other Costs
We recognized $0.3 million and $1.1 million of acquisition, transaction and other costs during the six months ended June 30, 2020 and 2019, respectively. Acquisition, transaction and other costs during the three months ended March 31, 2020 were due to costs for terminated acquisitions and the costs during the six months ended June 30, 2019 primarily consist of costs related to the termination of our former European service provider.
General and Administrative Expense
General and administrative expenses were $6.4 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The increase for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the increase in professional fees.
Equity-Based Compensation
During the six months ended June 30, 2020 and 2019, we recognized equity-based compensation expense of $5.0 million and $4.5 million, respectively, which primarily related to the 2018 OPP. Equity based compensation expense also includes amortization of RSUs granted to our independent directors. Equity based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and is only remeasured in subsequent periods if the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 12 — Equity-Based Compensation to our

consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $67.5 million and $62.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase in the first six months of 2020 compared to the first six months of 2019 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2019, partially offset by the impact of our dispositions since June 30, 2019 and the impact of foreign exchange rates. The increase in depreciation and amortization expense was partially offset by decreases during the six months ended June 30, 2020 of 2.6% in the average exchange rate for GBP to USD and 2.5% in the EUR to USD, when compared to the same period last year.
Gain on Dispositions of Real Estate Investments
During the six months ended June 30, 2020, we did not sell any properties. During the six months ended June 30, 2019, we sold 64 properties located in the United States (62 Family Dollar retail stores and two industrial properties) and one property located in the United Kingdom for a total contract sales price of $92.8 million, resulting in a gain of $7.8 million.
Interest Expense
Interest expense was $34.0 million and $30.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.8 billion as of June 30, 2019 to $2.0 billion as of June 30, 2020 and the weighted-average effective interest rate of our total debt was 3.0% as of June 30, 2019 and 3.2% as of June 30, 2020. The increase in interest expense was partially offset by decreases during the six months ended June 30, 2020 of 2.6% in the average exchange rate for GBP to USD and 2.5% in the EUR to USD, when compared to the same period last year.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. This amount relates to Fresh refinance mortgages and prepayment penalties for the three months ended June 30, 2020 and 2019 respectively.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $2.8 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
During the six months ended June 30, 2020 we recorded no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness. During the six months ended June 30, 2019, we recorded gains on undesignated foreign currency advances and other hedge ineffectiveness of $0.1 million.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the six months ended June 30, 2020, the average exchange rate for GBP to USD decreased by 2.6%, and the average exchange rate for EUR to USD decreased by 2.5%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expenses as a result of timing differences in taxation across jurisdictions. Income tax expense was $1.7 million for each of the six months ended June 30, 2020 and 2019.

Cash Flows from Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities was $89.7 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2020 reflect net income of $15.1 million, adjusted for non-cash items of $71.6 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), and equity-based compensation). In addition, operating cash flow decreased by $7.7 million, due to working capital items and a lease incentive payment of $4.7 million related to the signing of lease extensions for four properties leased to Finnair during the six months ended June 30, 2020. The incentive was negotiated in exchange for extending the weighted-average remaining lease term on the properties from 4.7 years to 11.0 years.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 of $147.1 million was driven by property acquisitions of $144.7 million, property acquisition deposits of $0.2 million and capital expenditures of $2.2 million.
Net cash used in investing activities during the six months ended June 30, 2019 of $135.5 million was driven by property acquisitions of $211.0 million, property acquisition deposits of $2.3 million and capital expenditures of $12.1 million. These cash uses were partially offset by net proceeds from asset dispositions of $89.9 million during the six months ended June 30, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities of $103.4 million during the six months ended June 30, 2020 was a result of net proceeds from borrowings under our Revolving Credit Facility of $149.7 million and net proceeds from mortgage notes payable of $48.6 million, partially offset by dividends paid to common stockholders of $83.4 million, dividends paid to Series A preferred stockholders of $6.2 million, dividends paid to Series B preferred stock holders of $2.1 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends, and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $316.8 million and $270.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties and properties we expect to acquire to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the six months ended June 30, 2020, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand, consisting of proceeds from borrowings. Our other sources of capital, which we have used and expect to continue to use for other capital needs, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from the sale of properties and undistributed funds from operations, if any.
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
Acquisitions and Dispositions — Six Months Ended June 30, 2020
During the six months ended June 30, 2020, we acquired 18 properties for $144.7 million, including capitalized acquisition costs. The acquisition of eight of these properties for $30.8 million, including capitalized acquisition costs, was completed during the three months ended June 30, 2020. The acquisitions during the three and six months ended June 30, 2020 were primarily funded with cash on hand, including proceeds from our underwritten offering of Series B Preferred Stock on November 20, 2019, and borrowings under the Revolving Credit Facility. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
We did not dispose of any properties during the three and six months ended June 30, 2020.
Acquisitions and Dispositions Subsequent to June 30, 2020 and Pending Transactions
Subsequent to June 30, 2020, we did not acquire any properties. We have signed one non-binding letter of intent (“LOI”) to acquire a total of four net lease properties located in the United Kingdom, France and Spain, for a purchase price of $30.5 million. The LOI may not lead to a definitive agreement. There can be no assurance we will complete this transaction, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. Since the onset of the COVID-19 pandemic, the overall amount of available acquisitions has been reduced, and although we have adjusted our historical capitalization rate target, in many cases current sellers have not yet made similar changes to their pricing expectations. We believe that over time, bidding and asking prices will converge to establish a long-term trend of lower prices.
Equity Offerings
Common Stock
We have the Common Stock ATM Program, an “at the market” equity offering program, pursuant to which we may raise aggregate sales proceeds of $250.0 million through sales of Common Stock from time to time through our sales agents. We did not sell any shares of Common Stock through the Common Stock ATM Program during the first six months of 2020.

Preferred Stock
In December 2019, we established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. We did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during the first six months of 2020.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of June 30, 2020, we had total debt outstanding of $2.1 billion, with a weighted-average interest rate per annum equal to 3.2%. As of June 30, 2020, 86.6% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.2% per annum. As of June 30, 2020, 13.4% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.6% per annum. The total gross carrying value of unencumbered assets as of June 30, 2020 was $1.5 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 51.9% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2020. See Note 6 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for fair value of such debt as of June 30, 2020. As of June 30, 2020, the weighted-average maturity of our indebtedness was 5.2 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
As of June 30, 2020, we had secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs.
On May 14, 2020, we, through certain of our subsidiaries, entered into a loan agreement with HSBC France (“HSBC”) and borrowed €70.0 million ($75.6 million based on the exchange rate on that date) secured by the seven properties we own in France. The maturity date of this loan is May 14, 2025 and it bears interest at a rate of 3-month EURIBOR (with a floor of 0.0%) plus an initial margin of 2.3% per year, with the interest rate for €63.0 million ($68.0 million based on the exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 90% of the principal amount of the loan and is fixed at 2.5% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €25.0 million ($27.0 million based on the exchange rate on that date) was used to repay all outstanding indebtedness on four of the properties. Of the remaining proceeds, approximately €20.0 million ($21.6 million based on the exchange rate on that date) was used to repay amounts outstanding under our Revolving Credit Facility and the remaining balance is available for general corporate purposes.
On July 10, 2020, we borrowed $88.0 million from a syndicate of regional banks led by BOK Financial. The loans are secured by six industrial properties triple-net leased to Whirlpool Corporation and located in Tennessee and Ohio that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $84.0 million was used to repay amounts outstanding under the Revolving Credit Facility, with the remaining proceeds of approximately $2.2 million, after costs and fees related to the loan, available for general corporate purposes. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the interest rate fixed at 3.45% by a swap agreement. The loan is interest-only with the principal due at maturity on July 10, 2027. We may prepay the loan in whole or in part at any time, and mandatory prepayments are required to be made in connection with any release of a property from the loan.
Credit Facility
As of June 30, 2020, outstanding borrowings under our Revolving Credit Facility were $344.6 million and the total outstanding balance on our term loan was $399.0 million, net of deferred financing costs. During the six months ended June 30, 2020, we borrowed an additional $227.0 million and repaid approximately $77.3 million under the Revolving Credit Facility.
The aggregate total commitments under the Credit Facility are $1.235 billion, based on the USD equivalent on based on June 20, 2020. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. Following the Credit Facility amendment and restatement of the credit agreement related to the Credit Facility effective as of August 1, 2019 (the “Credit Facility Amendment”), the Revolving Credit Facility matures on August 1, 2023, subject to two six-

month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of June 30, 2020, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders in accordance with the terms of the Credit Facility.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets, and the Credit Facility Amendment also included amendments to provisions governing the calculation of the value of the borrowing base. As of June 30, 2020, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
Loan Obligations
Our loan obligations generally require us to pay principal and interest on a monthly or quarterly basis with all unpaid principal and interest due at maturity. Our loan agreements (including our Credit Facility) stipulate compliance with specific reporting covenants. Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2020, we were in compliance with the covenants under our Credit Facility and mortgage notes payable agreements.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on second quarter rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been significantly impacted by deferrals we have entered into. In addition, since we currently believe that these amounts are collectible, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in the Quarterly Report on Form 10-Q.

The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to common stockholders (in accordance with GAAP)	$966	$12,621	$6,004	$18,412
Depreciation and amortization	33,984	31,084	67,517	62,387
Loss on dispositions of real estate investments	153	(6,923)	153	(7,815)
FFO (as defined by NAREIT) attributable to common stockholders	35,103	36,782	73,674	72,984
Acquisition, transaction and other costs	33	847	313	1,109
Loss on extinguishment of debt	309	765	309	765
Core FFO attributable to common stockholders	35,445	38,394	74,296	74,858
Non-cash equity-based compensation	2,513	2,429	5,001	4,538
Non-cash portion of interest expense	1,847	1,177	3,657	2,919
Amortization of above- and below- market leases and ground lease assets and liabilities, net	204	344	436	681
Straight-line rent	(3,068)	(1,931)	(4,555)	(3,557)
Straight-line rent (rent deferral agreements) (1)	1,508	—	1,508	—
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	(76)
Eliminate unrealized losses (gains) on foreign currency transactions (2)	1,325	(455)	(757)	(3)
Amortization of mortgage discounts and premiums, net and mezzanine discount	3	100	13	202
AFFO attributable to common stockholders	$39,777	$40,058	$79,599	$79,562

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$35,103	$36,782	$73,674	$72,984
Core FFO attributable to common stockholders	$35,445	$38,394	$74,296	$74,858
AFFO attributable to common stockholders	$39,777	$40,058	$79,599	$79,562
_________

(1)
Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be cash, for purposes of AFFO, that is expected to be collected.

(2)
For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2020, loss on derivative instruments were $0.3 million, which consisted of unrealized losses of $1.3 million and realized gains of $1.0 million. For the six months ended June 30, 2020 gains on derivative instruments were $2.8 million, which consisted of unrealized gains of $0.8 million and realized gains of $2.0 million. For the three months ended June 30, 2019, gains on derivative instruments were $1.4 million, which consisted of unrealized gains of $0.5 million and realized gains of $0.9 million. For the six months ended June 30, 2019, gains on derivative instruments were $1.6 million, all of which consisted of unrealized gains.

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
Through March 31, 2020, we paid dividends on common stock at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, our board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which was effective beginning in the second quarter of 2020 with our April 1, 2020 dividend declaration. Dividends authorized by our board of directors and declared by the Company are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on our Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stock holders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock and Series B Preferred Stock become part of the liquidation preference thereof.
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

Cash used to pay dividends and distributions during the six months ended June 30, 2020, was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2020
	March 31, 2020		June 30, 2020
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$47,638		$35,784		$83,422
Dividends to holders of Series A Preferred Stock	3,081		3,082		6,163
Dividends to holders of Series B Preferred Stock	577		1,482		2,059
Distributions to holders of LTIP Units	135		99		234
Total dividends and distributions	$51,431		$40,447		$91,878

Source of dividend and distribution coverage:
Cash flows provided by operations	$41,895	81.5%	$40,447	100.0%	$89,714	(1)	97.6%
Available cash on hand	9,536	18.5%	—	—%	2,164	(1)	2.4%
Total sources of dividend and distribution coverage	$51,431	100.0%	$40,447	100.0%	$91,878		100%

Cash flows provided by operations (GAAP basis)	$41,895		$47,819		$89,714

Net income attributable to common stockholders (in accordance with GAAP)	$5,038		$966		$6,004
______
(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
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
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at June 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II. Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (which is incorporated by reference herein) except as set forth below:
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. In many geographic locations where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities that have resulted in many “non-essential” businesses being required to close. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not been forced to close or have been permitted to reopen, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. For our office tenants future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
The COVID-19 pandemic has triggered a decrease in global economic activity that has resulted in a global recession. A sustained downturn in the U.S., Canadian and European economies due to the prolonged existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in these economies. Moreover, a significant downturn in the U.S., Canadian and European economies and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
In addition, the COVID-19 pandemic has also led to disruptions in operations at manufacturing facilities and distribution centers in many countries, which could impact supply chains and the operations of certain of our tenants, further impacting their revenues and ability to pay rent when due.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our U.S. tenants may not have been eligible for or may not have been successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020, and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We collected approximately 98% of the original cash rent due for the second quarter of 2020 under our various leases. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the second quarter 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
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

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
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

•	we may reduce the number of properties we seek to acquire in the future;

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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the efficacy of any vaccines or other remedies developed, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. In addition to the risk factors contained herein, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 6, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1 (7)
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

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________

*	Filed herewith
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
(7) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020.