Form 10-Q
period 2020-09-30
Global Net Lease, Inc.
filed 2020-11-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2020, the registrant had 89,482,566 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost (Note 3):
Land	$443,555	$414,446
Buildings, fixtures and improvements	2,832,166	2,685,325
Construction in progress	4,905	11,725
Acquired intangible lease assets	670,575	651,768
Total real estate investments, at cost	3,951,201	3,763,264
Less accumulated depreciation and amortization	(625,098)	(517,123)
Total real estate investments, net	3,326,103	3,246,141
Cash and cash equivalents	300,000	270,302
Restricted cash	808	3,985
Derivative assets, at fair value (Note 7)	1,898	4,151
Unbilled straight-line rent	58,029	51,795
Operating lease right-of-use asset (Note 9)	56,229	50,211
Prepaid expenses and other assets	45,422	37,370
Due from related parties	366	351
Deferred tax assets	4,472	4,441
Goodwill and other intangible assets, net	22,492	21,920
Deferred financing costs, net	8,652	10,938
Total Assets	$3,824,471	$3,701,605

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,417,712	$1,272,154
Revolving credit facility (Note 5)	264,009	199,071
Term loan, net (Note 5)	417,072	397,893
Acquired intangible lease liabilities, net	29,402	30,529
Derivative liabilities, at fair value (Note 7)	18,546	7,507
Due to related parties	24	342
Accounts payable and accrued expenses	28,776	22,903
Operating lease liability (Note 9)	24,458	23,985
Prepaid rent	22,413	17,236
Deferred tax liability	15,146	14,975
Taxes payable	—	1,046
Dividends payable	5,014	4,006
Total Liabilities	2,242,572	1,991,647
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity (Note 8):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2020 and December 31, 2019	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 3,635,128 and 3,450,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	37	35
Common Stock, $0.01 par value, 250,000,000 shares authorized, 89,614,601 and 89,458,752 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,227	2,225
Additional paid-in capital	2,413,117	2,408,353
Accumulated other comprehensive (loss) income	(5,630)	20,195
Accumulated deficit	(847,322)	(733,245)
Total Stockholders’ Equity	1,562,497	1,697,631
Non-controlling interest	19,402	12,327
Total Equity	1,581,899	1,709,958
Total Liabilities and Equity	$3,824,471	$3,701,605
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from tenants	$82,711	$77,942	$243,062	$229,529

Expenses (income):
Property operating	7,525	8,205	22,737	22,613
Operating fees to related parties	8,939	8,220	26,607	24,425
Impairment charges	—	6,375	—	6,375
Acquisition, transaction and other costs (Note 9)	75	192	388	1,301
General and administrative	2,641	3,250	9,014	8,774
Equity-based compensation	2,479	2,501	7,480	7,039
Depreciation and amortization	35,049	31,620	102,566	94,007
Total expenses	56,708	60,363	168,792	164,534
Operating income before gain (loss) on dispositions of real estate investments	26,003	17,579	74,270	64,995
Gain (loss) on dispositions of real estate investments	—	6,977	(153)	14,792
Operating income	26,003	24,556	74,117	79,787
Other income (expense):
Interest expense	(18,677)	(16,154)	(52,646)	(47,005)
Loss on extinguishment of debt	—	(563)	(309)	(1,328)
(Loss) gain on derivative instruments	(2,464)	3,044	362	4,674
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	76
Other income (loss)	142	(2)	261	21
Total other expense, net	(20,999)	(13,675)	(52,332)	(43,562)
Net income before income tax	5,004	10,881	21,785	36,225
Income tax expense	(862)	(940)	(2,512)	(2,680)
Net income	4,142	9,941	19,273	33,545
Preferred stock dividends	(4,644)	(3,081)	(13,771)	(8,273)
Net (loss) income attributable to common stockholders	$(502)	$6,860	$5,502	$25,272

Weighted average shares outstanding — Basic	89,482,577	85,254,638	89,470,525	83,539,304
Weighted average shares outstanding — Diluted	89,482,577	86,202,582	89,470,525	84,487,248
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.01)	$0.08	$0.06	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,142	$9,941	$19,273	$33,545

Other comprehensive income (loss)
Cumulative translation adjustment	(245)	(7,605)	(15,322)	(9,216)
Designated derivatives, fair value adjustments	36	(3,031)	(10,503)	(11,880)
Other comprehensive income (loss)	(209)	(10,636)	(25,825)	(21,096)

Comprehensive income (loss)	3,933	(695)	(6,552)	12,449

Preferred Stock dividends	(4,644)	(3,081)	(13,771)	(8,273)

Comprehensive (loss) income attributable to common stockholders	$(711)	$(3,776)	$(20,323)	$4,176
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Common Stock issuance costs	—	—	—	—	—	—	(58)	—	—	(58)	—	(58)
Issuance of Preferred Stock, net	—	—	185,128	2	—	—	4,419	—	—	4,421	—	4,421
Dividends declared:
Common Stock, $1.33 per share	—	—	—	—	—	—	—	—	(119,242)	(119,242)	—	(119,242)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	(9,244)	(9,244)	—	(9,244)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	(4,527)	(4,527)	—	(4,527)
Equity-based compensation	—	—	—	—	155,849	2	403	—	—	405	7,075	7,480
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(337)	(337)	—	(337)
Net Income	—	—	—	—	—	—	—	—	19,273	19,273	—	19,273
Cumulative translation adjustment	—	—	—	—	—	—	—	(15,322)	—	(15,322)	—	(15,322)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(10,503)	—	(10,503)	—	(10,503)
Balance, September 30, 2020	6,799,467	$68	3,635,128	$37	89,614,601	$2,227	$2,413,117	$(5,630)	$(847,322)	$1,562,497	$19,402	$1,581,899

	Three Months Ended September 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2020	6,799,467	$68	3,450,000	$35	89,482,576	$2,225	$2,408,527	$(5,421)	$(810,923)	$1,594,511	$17,044	$1,611,555
Common Stock issuance costs	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Issuance of Preferred Stock, net	—	—	185,128	2	—	—	4,522	—	—	4,524	—	4,524
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(35,794)	(35,794)	—	(35,794)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock,$0.43 per share	—	—	—	—	—	—	—	—	(1,563)	(1,563)	—	(1,563)
Equity-based compensation	—	—	—	—	132,025	2	119	—	—	121	2,358	2,479
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Net Income	—	—	—	—	—	—	—	—	4,142	4,142	—	4,142
Cumulative translation adjustment	—	—	—	—	—	—	—	(245)	—	(245)	—	(245)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	36	—	36	—	36
Balance, September 30, 2020	6,799,467	$68	3,635,128	$37	89,614,601	$2,227	$2,413,117	$(5,630)	$(847,322)	$1,562,497	$19,402	$1,581,899

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	13,377,715	134	258,470	—	—	258,604	—	258,604
Issuance of Series A Preferred Stock, net	1,265,558	13	—	—	31,639	—	—	31,652	—	31,652
Dividends declared:								—		—
Common Stock, $1.59 per share	—	—	—	—	—	—	(103,265)	(103,265)	—	(103,265)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	(8,273)	(8,273)	—	(8,273)
Equity-based compensation	—	—	—	—	329	—	—	329	6,710	7,039
Distributions to non-controlling interest holders	—	—	—	—	—	—	(405)	(405)	—	(405)
Net Income	—	—	—	—	—	—	33,545	33,545	—	33,545
Cumulative translation adjustment	—	—	—	—	—	(9,216)	—	(9,216)	—	(9,216)
Designated derivatives, fair value adjustments	—	—	—	—	—	(11,880)	—	(11,880)	—	(11,880)
Balance, September 30, 2019	6,682,448	$67	89,458,340	$2,225	$2,322,419	$(14,618)	$(694,714)	$1,615,379	$9,968	$1,625,347

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2019	5,957,848	$59	83,861,900	$2,169	$2,196,183	$(3,982)	$(656,411)	$1,538,018	$7,609	$1,545,627
Issuance of Common Stock, net	—	—	5,596,440	56	107,962	—	—	108,018	—	108,018
Issuance of Series A Preferred Stock, net	724,600	8	—	—	18,132	—	—	18,140	—	18,140
Dividends declared:
Common Stock, $0.53 per share	—	—	—	—	—	—	(45,028)	(45,028)	—	(45,028)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Equity-based compensation	—	—	—	—	142	—	—	142	2,359	2,501
Distributions to non-controlling interest holders	—	—	—	—	—	—	(135)	(135)	—	(135)
Net Income	—	—	—	—	—	—	9,941	9,941	—	9,941
Cumulative translation adjustment	—	—	—	—	—	(7,605)	—	(7,605)	—	(7,605)
Designated derivatives, fair value adjustments	—	—	—	—	—	(3,031)	—	(3,031)	—	(3,031)
Balance, September 30, 2019	6,682,448	$67	89,458,340	$2,225	$2,322,419	$(14,618)	$(694,714)	$1,615,379	$9,968	$1,625,347
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$19,273	$33,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,387	48,167
Amortization of intangibles	43,179	45,840
Amortization of deferred financing costs	5,732	4,825
Amortization of mortgage discounts and premiums, net	13	232
Amortization of below-market lease liabilities	(2,509)	(2,900)
Amortization of above-market lease assets	2,512	3,286
Amortization of operating lease right-of-use assets	631	636
Amortization of lease incentive	226	—
Bad debt expense	—	—
Unbilled straight-line rent	(6,434)	(5,063)
Equity-based compensation	7,480	7,039
Unrealized loss (gain) on foreign currency transactions, derivatives, and other	2,304	(1,673)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	76
Payments for settlement of derivatives	—	(1,773)
Loss on extinguishment of debt	—	1,328
Loss (gain) on disposition of real estate investments	153	(14,792)
Lease incentive payment	(4,676)	—
Impairment charges	—	6,375
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(1,232)	(16,232)
Deferred tax assets	(31)	39
Accounts payable and accrued expenses	6,018	(12,373)
Prepaid rent	5,177	4,116
Deferred tax liability	171	(624)
Taxes payable	(1,046)	(2,225)
Net cash provided by operating activities	136,328	97,849
Cash flows from investing activities:
Investment in real estate and real estate related assets	(170,810)	(309,003)
Deposits for future real estate acquisitions	(4,012)	(1,051)
Capital expenditures	(3,576)	(13,686)
Proceeds from dispositions of real estate investments	—	141,538
Net cash used in investing activities	(178,398)	(182,202)
Cash flows from financing activities:
Borrowings under revolving credit facilities	227,000	240,264
Repayments on revolving credit facilities	(161,343)	(499,649)
Proceeds from mortgage notes payable	163,607	579,369
Payments on mortgage notes payable	(27,003)	(307,813)
Loss on extinguishment of debt	(309)	(426)
Common Stock issuance (costs) proceeds, net	(58)	258,604
Series A Preferred Stock issuance (costs) proceeds, net	(75)	31,652
Series B Preferred Stock issuance (costs) proceeds, net	4,496	124,264
Payments of financing costs	(4,530)	(19,000)
Dividends paid on Common Stock	(119,215)	(103,141)
Dividends paid on Series A Preferred Stock	(9,243)	(7,646)
Dividends paid on Series B Preferred Stock	(3,541)	—
Distributions to non-controlling interest holders	(337)	(405)
Net cash provided by financing activities	69,449	296,073
Net change in cash, cash equivalents and restricted cash	27,379	211,720
Effect of exchange rate changes on cash	(858)	(5,501)
Cash, cash equivalents and restricted cash, beginning of period	274,287	103,693
Cash, cash equivalents and restricted cash, end of period	$300,808	$309,912

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents, end of period	$300,000	$305,962
Restricted cash, end of period	808	3,950
Cash, cash equivalents and restricted cash, end of period	$300,808	$309,912

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
As of September 30, 2020, the Company owned 299 properties consisting of 34.7 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.7 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2020, 63% of the Company’s properties are located in the U.S. and Canada and 37% in Europe. The Company may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2020, the Company did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
September 30, 2020
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2020, these leases had an average remaining lease term of 8.7 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight line rent receivable would be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
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
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to pay their monthly rent. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary and, in some cases in the second quarter of 2020, the Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession, but not substantially greater. The Company has elected to use this relief where applicable. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment. Based on the Company’s assessment, it determined that the goodwill was not impaired as of March 31, 2020. There were no material changes as of September 30, 2020.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Credit Facility (as defined in Note 5 - Credit Facilities) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the U.S. Dollar (“USD”). The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
Equity-Based Compensation
The Company has a stock-based incentive plan under which its directors, officers and other employees of the Advisor,or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 12 — Equity-Based Compensation for additional information).
Multi-Year Outperformance Agreements
Concurrent with the listing of Common Stock on the NYSE on June 2, 2015 and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into the 2018 OPP with the Advisor (see Note 12 — Equity-Based Compensation). Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed as of that date and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards, see Note 12 — Equity-based compensation.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
The Company’s deferred tax assets and liabilities are primarily the result of temporary differences related to the following:
•Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, the Company assumes the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;
•Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs and depreciation expense; and
•Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions that may be realized in future periods if the respective subsidiary generates sufficient taxable income.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2020 and 2019, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2020	2019
Real estate investments, at cost:
Land	$28,622	$22,441
Buildings, fixtures and improvements	121,311	243,545
Total tangible assets	149,933	265,986
Acquired intangible lease assets:
In-place leases	16,842	44,256
Above-market lease assets	53	406
Below-market lease liabilities	(1,040)	(1,645)
Total intangible assets	15,855	43,017
ROU asset	5,022	—
Cash paid for acquired real estate investments	$170,810	$309,003
Number of properties purchased	21	20
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. For the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairment charges for the intangible assets associated with the Company’s real estate investments.
Dispositions
During the three and nine months ended September 30, 2020, the Company did not sell any properties.
During the three months ended September 30, 2019, the Company sold 33 properties located in the United States (32 Family Dollar retail stores and one industrial property) for a total contract sale price of $53.0 million resulting in an aggregate gain of $7.0 million, which is reflected in gains on dispositions of real estate investments in the accompanying consolidated statements of operations for the three months ended September 30, 2019.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Assets Held for Sale
As of September 30, 2020 and December 31, 2019, the Company did not have any assets that were classified as held for sale.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2020 and December 31, 2019. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2020 and December 31, 2019.

Country / U.S. State	September 30, 2020	December 31, 2019
United States	62.1%	63.0%
Michigan	14.0%	14.6%
United Kingdom	17.4%	18.2%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2020 and December 31, 2019 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2020	December 31, 2019				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$86,762	$82,996	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	Worldline	—	—	5,608	—	(3)	—	—
	DCNS	—	—	10,655	—	(3)	—	—
	ID Logistics II	—	—	11,776	—	(3)	—	—
	French Properties	7	82,072	—	2.5%	(4)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	60,382	57,761	1.8%	(5)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	140,696	134,587	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	369,912	303,383

United Kingdom:	United Kingdom Properties	42	287,304	294,315	3.1%	(6)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	287,304	294,315

United States:	Penske Logistics	1	70,000	70,000	4.7%	(7)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(7)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(7)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(7)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(7)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(7)	Fixed	Oct. 2029
	Whirlpool Loan	6	88,000	—	3.5%	(8)	Fixed	Jul. 2027
	Total USD denominated	62	777,750	689,750
	Gross mortgage notes payable	124	1,434,966	1,287,448	3.4%
	Mortgage discount		—	(26)
	Deferred financing costs, net of accumulated amortization (9)		(17,254)	(15,268)
	Mortgage notes payable, net	124	$1,417,712	$1,272,154	3.4%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor rate in effect as of September 30, 2020.
(3)These loans were refinanced in May 2020 as part of the French Refinancing (see below for further details). As a result, the Company terminated an interest rate swap agreement for two of these properties (see Note 7 — Derivatives and Hedging Activities).
(4)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of September 30, 2020.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of September 30, 2020.
(6)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of September 30, 2020. This loan requires principal repayments beginning in 2020 based on amounts specified under the loan.
(7)The borrower’s (wholly owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(8)Fixed as a result of “pay-fixed” interest rate swap agreements.
(9)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of September 30, 2020:

(In thousands)	Future Principal Payments (1)
2020 (remainder)	$2,609
2021	12,772
2022	19,779
2023	319,537
2024	227,458
2025	82,072
Thereafter	770,739
Total	$1,434,966
________________________
(1)Assumes exchange rates of £1.00 to $1.29 for GBP and €1.00 to $1.17 for EUR as of September 30, 2020 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2020, the Company was in compliance with all other financial covenants under its mortgage notes payable agreements.
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all the Company’s properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when the Company executed, as required by the terms of the loan, an unsecured corporate guaranty of the borrower entities’ obligations under the loan. The guaranty remains in effect and contains a covenant that requires the Company to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty. As of September 30, 2020, the Company was in compliance with the covenants under the Credit Facility and mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of September 30, 2020 was $1.4 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Credit Facilities) and therefore is not available to serve as collateral for future borrowings.
Whirlpool Loan
On July 10, 2020, the Company, through certain wholly owned subsidiaries, borrowed $88.0 million from a syndicate of regional banks led by BOK Financial. The loans are secured by six industrial properties triple-net leased to Whirlpool Corporation and located in Tennessee and Ohio that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $84.0 million was used to repay amounts outstanding under the Revolving Credit Facility, with the remaining proceeds of approximately $2.2 million, after costs and fees related to the loan, available for general corporate purposes. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the interest rate fixed at 3.45% by swap agreement. The loan is interest-only with the principal due at maturity on July 10, 2027. The Company may prepay the loan in whole or in part at any time, and mandatory prepayments are required to be made in connection with any release of a property from the loan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 5 — Credit Facilities
The table below details the outstanding balances as of September 30, 2020 and December 31, 2019 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($421.6 million based on the prevailing exchange rate as of September 30, 2020) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time. On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants, and the terms of the Credit Facility described below generally reflect this amendment and restatement.

	September 30, 2020				December 31, 2019
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$264,009	$183,211	£40,000	€25,000	$199,071	$62,211	£40,000	€75,000

Term Loan	421,560	—	—	359,551	403,258	—	—	359,551
Deferred financing costs	(4,488)	—	—	—	(5,365)	—	—	—
Term Loan, Net	417,072	—	—	359,551	397,893	—	—	359,551
Total Credit Facility	$681,081	$183,211	£40,000	€384,551	$596,964	$62,211	£40,000	€434,551
(1)Assumes exchange rates of £1.00 to $1.29 for GBP and €1.00 to $1.17 for EUR as of September 30, 2020 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.

Credit Facility - Terms
The aggregate total commitments under the Credit Facility are $1.235 billion, based on the USD equivalent on August 1, 2019, the date of the most recent amendment to the Credit Facility. Upon the Company’s request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments under the Credit Facility may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or both portions of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion, increased from the previous maximum of $950.0 million.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of September 30, 2020, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
LIBOR will likely only be available in substantially its current form until the end of 2021. The Credit Facility also contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of September 30, 2020, approximately $92.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020.
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
September 30, 2020
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$424	$—	$424
Interest rate swaps, net (USD,GBP & EUR)	$—	$(17,072)	$—	$(17,072)
December 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$2,726	$—	$2,726
Interest rate swaps, net (USD,GBP & EUR)	$—	$(6,082)	$—	$(6,082)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature. As of September 30, 2020 the fair value of advances to the Company under the Credit Facility was $266.3 million, which is approximately equivalent to the carrying value of $264.0 million as of September 30, 2020. As of December 31, 2019 the $199.1 million carrying value of advances under the Credit Facility approximated their fair value. The fair value of the Company’s mortgage notes payable as of September 30, 2020 and December 31, 2019 were $1.5 billion and $1.3 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(5,495)	$(939)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	366
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(9,173)	(4,524)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	228
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(2,404)	(1,139)
Total		$(17,072)	$(6,008)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,018	$1,205
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,020)	(831)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	880	2,352
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(454)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	—	(74)
Total		$424	$2,652
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three and nine months ended September 30, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Additionally, during the three and nine months ended September 30, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the three and nine months ended September 30, 2019, the accelerated amounts were losses of $0.1 million and losses of $0.1 million, respectively. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2021, the Company estimates that an additional $7.1 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
As of September 30, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$284,033	49	$290,965
Interest rate “pay-fixed” swaps (EUR)	22	613,141	16	521,471
Interest rate “pay-fixed” swaps (USD)	9	238,000	3	150,000
Total	80	$1,135,174	68	$962,436

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
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million and $0.3 million was recorded as an increase to interest expense for the three and nine months ended September 30, 2020, respectively, and an immaterial amount remained in AOCI as of September 30, 2020.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, approximately $18,000 and $0.2 million was recorded as an increase to interest expense for the three and nine months ended September 30, 2020. As of September 30, 2020, there is no balance remaining in AOCI related to these terminations.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in AOCI from derivatives	$(1,207)	$(4,139)	$(14,290)	$(13,250)
Amount of loss reclassified from AOCI into income as interest expense	$(1,729)	$(660)	$(3,843)	$(1,640)
Total interest expense recorded in the consolidated statements of operations	$18,677	$16,154	$52,646	$47,005
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and hold debt instruments in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2020 and December 31, 2019 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
operations and during the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
Effective May 17, 2015, all foreign currency denominated borrowings under the Credit Facility were designated as net investment hedges. As such, the effective portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The undesignated portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. There were no undesignated excess positions at any time during the three and nine months ended September 30, 2020 and 2019.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss of $2.5 million and a gain of $0.4 million for the three and nine months ended September 30, 2020, respectively. The Company recorded gains of $3.1 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	38	$29,605	38	$38,898
Foreign currency forwards (EUR-USD)	33	21,104	32	27,478
Interest rate swaps (EUR)	—	—	1	10,655
Total	71	$50,709	71	$77,031
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2020	$1,898	$(18,546)	$—	$(16,648)	$—	$—	$(16,648)
December 31, 2019	$4,151	$(7,507)	$—	$(3,356)	$—	$—	$(3,356)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $19.3 million. As of September 30, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Stockholders' Equity
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had 89,614,601 and 89,458,752, respectively, shares of Common Stock issued and outstanding including restricted shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.
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
The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the three or nine months ended September 30, 2020.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of September 30, 2020 and December 31, 2019. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of September 30, 2020 and December 31, 2019.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of September 30, 2020 and December 31, 2019. The Company had 3,635,128 and 3,450,000 shares of Series B Preferred Stock issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of September 30, 2020. No shares of Series C Preferred Stock were authorized as of December 31, 2019 and no shares of Series C Preferred Stock were issued and outstanding as of September 30, 2020 and December 31, 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
ATM Programs — Series A Preferred Stock and Series B Preferred Stock
In March 2018, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company was permitted to raise aggregate sales proceeds of $200.0 million through sales of shares of Series A Preferred Stock from time to time through its sales agents. During the three months ended September 30, 2019, the Company sold 724,600 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $18.5 million, before commissions paid of approximately $0.3 million and additional issuance costs of approximately $0.1 million. During the nine months ended September 30, 2019, the Company sold 1,265,558 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $32.3 million, before commissions paid of approximately $0.5 million and additional issuance costs of $0.2 million. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents. During the three and nine months ended September 30, 2020, the Company sold 185,128 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.6 million, before commissions paid of approximately $70,000 and additional issuance costs of $0.1 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 9 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under ground leases for 10 of its properties with lease durations ranging from 15 to 97 years as of September 30, 2020, which includes two ground leases acquired during the third quarter of 2020. As of September 30, 2020, the Company’s balance sheet includes ROU assets and liabilities of $56.2 million and $24.5 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, if any, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 32.3 years and a weighted-average discount rate of 4.33% as of September 30, 2020. For the three and nine months ended September 30, 2020, the Company paid cash of approximately $0.4 million and $1.1 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $1.0 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the quarter ended September 30, 2020. The Company incurred rent expense on ground leases of $0.3 million and $1.0 million during the three and nine months ended September 30, 2019, respectively.
The following table reflects the base cash rental payments due from the Company as of September 30, 2020:

(In thousands)	Future Base Rent Payments (1)
2020 (remainder)	$361
2021	1,445
2022	1,445
2023	1,445
2024	1,450
Thereafter	41,905
Total minimum lease payments (2)	48,051
Less: Effects of discounting	(23,593)
Total present value of lease payments	$24,458
________
(1)Assumes exchange rates of £1.00 to $1.29 for GBP and €1.00 to $1.17 for EUR as of September 30, 2020 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground for this property is prepaid through 2050.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2020 and December 31, 2019, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates may incur costs and fees on behalf of the Company. As of September 30, 2020 and December 31, 2019, the Company had $0.4 million and $0.4 million, respectively, of receivables from former affiliates of the Advisor and $24,000 and $0.3 million of payables to their affiliates, respectively.
As of September 30, 2020, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of September 30, 2020 and December 31, 2019.
The Company paid $0.1 million and $0.3 million in distributions to the Advisor as the sole holder of LTIP Units during the three and nine months ended September 30, 2020, respectively, and the Company paid $0.1 million and $0.4 million in distributions related to LTIP units during the three and nine months ended September 30, 2019, respectively, which are included in accumulated deficit in the audited consolidated statements of equity. As of September 30, 2020 and December 31, 2019, the Company had no unpaid distributions on the LTIP Units.
During the third quarter of 2020, the Company granted Restricted Shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. For additional information, see Note 12 — Equity-Based Compensation.
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
Additionally, the Company pays the Advisor the Incentive Compensation each quarter which is payable 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions), except for the period beginning April 1, 2020 and ending December 31, 2020, when it is payable in cash only. The Incentive Compensation is generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year, in quarterly installments. The Incentive Compensation is subject to a final adjustment after the performance period ends, such that the difference, if any, between the amount of the Incentive Compensation actually paid to the Advisor in the preceding year under the quarterly installments and the actual amount payable for the year is either repaid by or paid to the Advisor as applicable. Shares of Common Stock that are issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Under the Advisory Agreement, prior to the Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. In addition, prior to the Amendment, the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020; (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020; (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. During the three and nine months ended September 30, 2020, $24,000 of Incentive Compensation was earned which was payable in cash only. During the three and nine months ended September 30, 2019, no Incentive Compensation was earned.
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
_______________________________
(1)For purposes of the Advisory Agreement, Core AFFO Per Share means for the applicable period (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs (known as acquisition, transaction and other costs on the face of the Company’s income statement); (j) straight-line rent; (k) amortization of above and below market leases assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.
(2)For purposes of the Advisory Agreement, AUM means, for a specified period, an amount equal to (A) (i) the aggregate costs of the Company’s investments (including acquisition fees and expenses) at the beginning of such period (before reserves for depreciation of bad debts, or similar non-cash reserves) plus (ii) the aggregate cost of the Company’s investment at the end of such period (before reserves from depreciation or bad debts, or similar non-cash reserves) divided by (B) two (2).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2020	December 31, 2019
One-time fees and reimbursements:
Fees on gain from sale of investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ongoing fees (1):
Asset management fees (2)	7,383	—	6,758	—	22,136	—	20,123	—	—	—
Property management fees	1,532	—	1,462	—	4,447	—	4,302	—	—	—
Incentive compensation	24	—	—	—	24	—	—	—	24	—
Total related party operational fees and reimbursements	$8,939	$—	$8,220	$—	$26,607	$—	$24,425	$—	$24	$—
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee for the respective three months ended. The Variable Base Management Fee was $2.9 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $8.6 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
In connection with any sale or similar transaction involving any investment, subject to the terms of the Advisory Agreement, the Company will pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or transaction (the “Gain Fee”) unless the proceeds of the sale or transaction are reinvested in one or more investments within 180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee for the nine months ended September 30, 2020 or 2019.
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
Note 12 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2020 and December 31, 2019, no stock options were issued under the Plan.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Restricted Share Plan
The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of Restricted Shares and RSUs to the Company’s directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
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
RSUs
RSUs are awarded under terms that provide for vesting on a straight-line basis over a specified period of time for each award. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of Common Stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects the amount of RSUs outstanding as of September 30, 2020 and 2019:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2019	40,541	$20.47
Vested	(23,824)	21.71
Granted	28,232	13.37
Unvested, September 30, 2020	44,949	15.35

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2018	46,352	$22.04
Vested	(21,955)	22.56
Granted	16,563	18.89
Unvested, September 30, 2019	40,960	20.49

The fair value of the equity awards in the form of Restricted Shares granted prior to the listing of the Common Stock on the NYSE on June 2, 2015 was based on the per share price in the Company’s initial public offering of Common Stock completed prior to the listing, and the fair value of the RSUs granted on or after the listing is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Restricted Shares
Restricted Shares are shares of Common Stock awarded under terms that provide for vesting over a specified period of time. Holders of Restricted Shares receive nonforfeitable cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.
During the three months ended September 30, 2020, the Company granted 132,025 Restricted Shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, and including its Chief Executive Officer and Chief Financial Officer. The Restricted Shares were issued in October 2020 at the time the related award agreements were executed and were granted at a price of $17.41 per share. The awards were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., a member of the Company’s board of directors. Following the grant of these awards there remained an additional 217,975 Restricted Shares that may be awarded in the future pursuant to the delegation of authority to Mr. Weil. No awards may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. Compensation expense for awards issued pursuant to the RSP was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. As of September 30, 2020, the Company had $0.5 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2020, the Company had $2.3 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 4.0 years.
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
During the three and nine months ended September 30, 2020, the Company recorded compensation expense related to the 2018 OPP of $2.4 million and $7.1 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded compensation expense of $2.4 million and $6.7 million, respectively, related to the 2018 OPP.
LTIP Units/Distributions/Redemption

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid $0.3 million and $0.4 million in distributions related to LTIP Units during the nine months ended September 30, 2020 and 2019, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, the earned LTIP Units will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of an OP Unit, the Advisor, as the holder of the LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2020 and 2019.
Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(502)	$6,860	$5,502	$25,272
Adjustments to net income (loss) attributable to common stockholders for common share equivalents	(102)	(176)	(366)	(510)
Adjusted net income (loss) attributable to common stockholders	$(604)	$6,684	$5,136	$24,762

Weighted average common shares outstanding — Basic	89,482,577	85,254,638	89,470,525	83,539,304
Weighted average common shares outstanding — Diluted	89,482,577	86,202,582	89,470,525	84,487,248
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$(0.01)	$0.08	$0.06	$0.30

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares, unvested RSUs and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares, unvested RSUs and unearned LTIP Units from the numerator.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested RSUs	44,949	40,944	44,949	40,944
Unvested Restricted Shares (1)	21,526	—	7,228	—
LTIP Units (2)	2,554,930	1,647,230	2,554,930	1,647,230
Total common share equivalents excluded from EPS calculation	2,621,405	1,688,174	2,607,107	1,688,174
(1) There were 132,025 Restricted Shares issued and outstanding as of September 30, 2020. See Note 12 — Equity-Based Compensation for additional information on the Restricted Shares, including their issuance during September 30, 2020.
(2) There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of September 30, 2020 and 2019. See Note 12 — Equity-Based Compensation for additional information on the 2018 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2020 and 2019.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
On November 5, 2020, the Company acquired four properties, all located in the United States, for an aggregate total base purchase price of approximately $153.0 million, excluding acquisition related costs. The acquisition was funded with cash on hand.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and Part II. Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Overview
We were incorporated on July 13, 2011 as a Maryland corporation that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with our taxable year ended December 31, 2013. Our common stock, $0.01 par value per share (“Common Stock”) is listed on the New York Stock Exchange (“NYSE”) under the symbol “GNL.” Our 7.25% Series A Cumulative Redeemable Preferred Stock $0.01 par value per share (“Series A Preferred Stock”) is listed on the NYSE under the symbol “GNL PR A” and our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) is listed on the NYSE under the symbol “GNL PR B.”
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
As of September 30, 2020, we owned 299 properties consisting of 34.7 million rentable square feet, which were 99.6% leased, with a weighted-average remaining lease term of 8.7 years. Based on the percentage of annualized rental income on a straight-line basis, as of September 30, 2020, 63% of our properties were located in the United States (“U.S.”) and Canada and 37% of our properties were located in Europe, and our portfolio was comprised of 47% industrial/distribution properties, 48% office properties and 5% retail properties. These percentages as of September 30, 2020 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2020 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of September 30, 2020, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “ - Management Actions” below).
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of September 30, 2020, our portfolio had a high occupancy level of 99.6%, the weighted-average remaining term of our leases was 8.7 years (based on annualized straight line rent) and only 2% of our leases were expiring in the next two years (based on annualized straight line rent).
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing, however, as of September 30, 2020, we do not have a significant amount of debt principal repayments that come due in 2020 or 2021.
•The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
•The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior unsecured multi-currency credit facility (our “Credit Facility”) Credit Facility and the amount available for future borrowings thereunder.
•The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of our Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
    For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A, “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as, enacting safety measures, both required or recommended by relevant governmental authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the three and nine months ended September 30, 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. We have collected approximately 97% of the original cash rent due for the third quarter of 2020 across our entire portfolio, including approximately 99% from our top 20 tenants (based on the total of third quarter cash due from our top 20 tenants), representing 49% of our annual base rent.
The table below presents additional information on our cash rent collection for the third quarter of 2020 and is based on available information as of October 31, 2020. With respect to third quarter data previously reported, the amount of cash rent in the various categories described herein increased or decreased as a result of additional payments of cash rent and changes in the status of negotiations. This information may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Third Quarter 2020 Cash Rent Status	United States (1)	United Kingdom	Europe	Total Portfolio
Cash rent paid (2)	96%	99%	99%	97%
Approved deferral agreement (3)	1%	1%	1%	1%
Deferral in negotiation(4)	1%	—%	—%	—%
Other (5)	2%	—%	—%	2%
	100%	100%	100%	100%
____________
(1) Also includes Canada and Puerto Rico.
(2) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(3) Represents an amendment to the original lease agreement, or any lease amendments executed prior to this amendment, executed or approved by the tenant and landlord in light of COVID-19 pandemic to defer a certain portion of cash rent. The typical Deferral Agreement defers a portion of the payment of the cash rent due during the third quarter 2020, with payment due during 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements.
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
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with our plans to acquire additional properties, we borrowed $205.0 million, under our Credit Facility. Additionally, on March 30, 2020, we announced a reduction in our dividend, which began in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $48.0 million per year based on shares outstanding at that time. For additional information on our financing activity during the nine months ended September 30, 2020 and subsequent to September 30, 2020, see the “Liquidity and Capital Resources - Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2020:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
McDonald's	Oct. 2012	UK	1	9	3.5
Wickes Building Supplies I	May 2013	UK	1	30	4.0
Everything Everywhere	Jun. 2013	UK	1	65	6.8
Thames Water	Jul. 2013	UK	1	79	1.9
Wickes Building Supplies II	Jul. 2013	UK	1	29	6.2
PPD Global Labs	Aug. 2013	US	1	77	4.2
Northern Rock	Sep. 2013	UK	2	86	2.9
Wickes Building Supplies III	Nov. 2013	UK	1	28	8.2
Con-way Freight	Nov. 2013	US	7	105	3.2
Wolverine	Dec. 2013	US	1	469	2.3
Encanto	Dec. 2013	PR	18	65	4.8
Rheinmetall	Jan. 2014	GER	1	320	3.3
GE Aviation	Jan. 2014	US	1	369	5.3
Provident Financial	Feb. 2014	UK	1	117	15.1
Crown Crest	Feb. 2014	UK	1	806	18.4
Trane	Feb. 2014	US	1	25	3.2
Aviva	Mar. 2014	UK	1	132	8.7
DFS Trading I	Mar. 2014	UK	5	240	9.5
GSA I	Mar. 2014	US	1	135	1.9
National Oilwell Varco I	Mar. 2014	US	1	24	2.8
GSA II	Apr. 2014	US	2	25	2.4
OBI DIY	Apr. 2014	GER	1	144	3.3
DFS Trading II	Apr. 2014	UK	2	39	9.5
GSA III	Apr. 2014	US	2	28	2.2
GSA IV	May 2014	US	1	33	4.8
Indiana Department of Revenue	May 2014	US	1	99	2.3
National Oilwell Varco II	May 2014	US	1	23	9.4
Nissan	May 2014	US	1	462	8.0
GSA V	Jun. 2014	US	1	27	2.5
Lippert Components	Jun. 2014	US	1	539	5.9
Select Energy Services I	Jun. 2014	US	3	136	6.1
Bell Supply Co I	Jun. 2014	US	6	80	8.3
Axon Energy Products (2)	Jun. 2014	US	3	214	4.0
Lhoist	Jun. 2014	US	1	23	2.3
GE Oil & Gas	Jun. 2014	US	2	70	4.8
Select Energy Services II	Jun. 2014	US	4	143	6.1
Bell Supply Co II	Jun. 2014	US	2	19	8.3
Superior Energy Services	Jun. 2014	US	2	42	3.5
Amcor Packaging	Jun. 2014	UK	7	295	4.2
GSA VI	Jun. 2014	US	1	7	3.5
Nimble Storage	Jun. 2014	US	1	165	1.1
FedEx -3-Pack	Jul. 2014	US	3	339	2.3
Sandoz, Inc.	Jul. 2014	US	1	154	5.8
Wyndham	Jul. 2014	US	1	32	4.6
Valassis	Jul. 2014	US	1	101	2.6
GSA VII	Jul. 2014	US	1	26	4.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
AT&T Services	Jul. 2014	US	1	402	5.8
PNC - 2-Pack	Jul. 2014	US	2	210	8.8
Fujitsu	Jul. 2014	UK	3	163	9.5
Continental Tire	Jul. 2014	US	1	91	1.8
BP Oil	Aug. 2014	UK	1	3	5.0
Malthurst	Aug. 2014	UK	2	4	5.1
HBOS	Aug. 2014	UK	3	36	4.8
Thermo Fisher	Aug. 2014	US	1	115	3.9
Black & Decker	Aug. 2014	US	1	71	1.3
Capgemini	Aug. 2014	UK	1	90	2.5
Merck & Co.	Aug. 2014	US	1	146	4.9
GSA VIII	Aug. 2014	US	1	24	3.9
Waste Management	Sep. 2014	US	1	84	2.3
Intier Automotive Interiors	Sep. 2014	UK	1	153	3.6
HP Enterprise Services	Sep. 2014	UK	1	99	5.5
FedEx II	Sep. 2014	US	1	12	3.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	2.0
Dollar General - 39-Pack	Sep. 2014	US	21	200	7.5
FedEx III	Sep. 2014	US	2	221	3.8
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	3.9
Kuka	Sep. 2014	US	1	200	3.8
CHE Trinity	Sep. 2014	US	2	374	2.2
FedEx IV	Sep. 2014	US	2	255	2.3
GE Aviation	Sep. 2014	US	1	102	2.3
DNV GL	Oct. 2014	US	1	82	4.4
Bradford & Bingley	Oct. 2014	UK	1	121	9.0
Rexam	Oct. 2014	GER	1	176	4.4
FedEx V	Oct. 2014	US	1	76	3.8
C&J Energy	Oct. 2014	US	1	96	3.1
Onguard	Oct. 2014	US	1	120	3.3
Metro Tonic	Oct. 2014	GER	1	636	5.0
Axon Energy Products	Oct. 2014	US	1	26	4.1
Tokmanni	Nov. 2014	FIN	1	801	12.9
Fife Council	Nov. 2014	UK	1	37	3.4
GSA IX	Nov. 2014	US	1	28	1.6
KPN BV	Nov. 2014	NETH	1	133	6.3
Follett School	Dec. 2014	US	1	487	4.3
Quest Diagnostics	Dec. 2014	US	1	224	3.9
Diebold	Dec. 2014	US	1	158	1.3
Weatherford Intl	Dec. 2014	US	1	20	5.1
AM Castle	Dec. 2014	US	1	128	9.1
FedEx VI	Dec. 2014	US	1	28	3.9
Constellium Auto	Dec. 2014	US	1	321	9.2
C&J Energy II	Mar. 2015	US	1	125	3.1
Fedex VII	Mar. 2015	US	1	12	4.0
Fedex VIII	Apr. 2015	US	1	26	4.0
Crown Group I	Aug. 2015	US	2	204	3.3
Crown Group II	Aug. 2015	US	2	411	14.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	9.3
JIT Steel Services	Sep. 2015	US	2	127	9.3
Beacon Health System, Inc.	Sep. 2015	US	1	50	5.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	9.0
FedEx Ground	Sep. 2015	US	1	91	4.8
Office Depot	Sep. 2015	NETH	1	206	8.4
Finnair	Sep. 2015	FIN	4	656	10.5
Auchan	Dec. 2016	FR	1	152	2.9
Pole Emploi	Dec. 2016	FR	1	41	2.8
Sagemcom	Dec. 2016	FR	1	265	3.3
NCR Dundee	Dec. 2016	UK	1	132	6.1
FedEx Freight I	Dec. 2016	US	1	69	2.9
DB Luxembourg	Dec. 2016	LUX	1	156	3.2
ING Amsterdam	Dec. 2016	NETH	1	509	4.7
Worldline	Dec. 2016	FR	1	111	3.3
Foster Wheeler	Dec. 2016	UK	1	366	3.8
ID Logistics I	Dec. 2016	GER	1	309	4.1
ID Logistics II	Dec. 2016	FR	2	964	4.2
Harper Collins	Dec. 2016	UK	1	873	4.9
DCNS	Dec. 2016	FR	1	97	4.0
Cott Beverages Inc	Feb. 2017	US	1	170	6.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	6.0
Bridgestone Tire	Sep. 2017	US	1	48	6.8
GKN Aerospace	Oct. 2017	US	1	98	6.3
NSA-St. Johnsbury I	Oct. 2017	US	1	87	12.1
NSA-St. Johnsbury II	Oct. 2017	US	1	85	12.1
NSA-St. Johnsbury III	Oct. 2017	US	1	41	12.1
Tremec North America	Nov. 2017	US	1	127	7.0
Cummins	Dec. 2017	US	1	59	4.7
GSA X	Dec. 2017	US	1	26	9.3
NSA Industries	Dec. 2017	US	1	83	12.3
Chemours	Feb. 2018	US	1	300	7.3
Fiat Chrysler	Mar. 2018	US	1	128	7.4
Lee Steel	Mar. 2018	US	1	114	8.0
LSI Steel - 3 Pack	Mar. 2018	US	3	218	7.1
Contractors Steel Company	May 2018	US	5	1,392	7.7
FedEx Freight II	Jun. 2018	US	1	22	11.9
DuPont Pioneer	Jun. 2018	US	1	200	8.2
Rubbermaid - Akron OH	Jul. 2018	US	1	669	8.3
NetScout - Allen TX	Aug. 2018	US	1	145	9.9
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	18.0
FedEx - Greenville NC	Sep. 2018	US	1	29	12.3
Penske	Nov. 2018	US	1	606	8.1
NSA Industries	Nov. 2018	US	1	65	18.2
LKQ Corp.	Dec. 2018	US	1	58	10.3
Walgreens	Dec. 2018	US	1	86	5.2
Grupo Antolin	Dec. 2018	US	1	360	12.1
VersaFlex	Dec. 2018	US	1	113	18.3
Cummins	Mar. 2019	US	1	37	8.2
Stanley Security	Mar. 2019	US	1	80	7.8
Sierra Nevada	Apr. 2019	US	1	60	8.5
EQT	Apr. 2019	US	1	127	9.8
Hanes	Apr. 2019	US	1	276	8.0
Union Partners	May 2019	US	2	390	8.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands)	Average Remaining Lease Term (1)
ComDoc	Jun. 2019	US	1	108	8.7
Metal Technologies	Jun. 2019	US	1	228	13.7
Encompass Health	Jun. 2019	US	1	199	12.5
Heatcraft	Jun. 2019	US	1	216	7.8
C.F. Sauer	Aug. 2019	US	6	598	18.8
SWECO	Sep. 2019	US	1	191	9.7
Viavi Solutions	Sep. 2019	US	2	132	11.9
Faurecia	Dec. 2019	US	1	278	8.5
Plasma	Dec. 2019	US	9	125	9.8
Whirlpool	Dec. 2019	US	6	2,924	11.3
FedEx	Dec. 2019	CN	2	20	8.7
NSA Industries	Dec. 2019	US	1	116	19.3
Viavi Solutions	Jan. 2020	US	1	46	11.9
CSTK	Feb. 2020	US	1	56	9.5
Metal Technologies	Feb. 2020	US	1	31	14.4
Whirlpool	Feb. 2020	IT	2	196	11.4
Fedex	Mar. 2020	CN	1	29	5.7
Klaussner	Mar. 2020	US	4	2,195	19.5
Plasma	May 2020	US	6	79	10.9
Klaussner	Jun. 2020	US	1	261	19.5
NSA Industries	Jun. 2020	US	1	48	19.8
Johnson Controls	Sep. 2020	UK & SP	3	124	19.7
Total			299	34,682	8.7
___________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of September 30, 2020.
(2)Of the three properties, one location is vacant while the other two properties remain in use.

Results of Operations
In addition to the comparative period-over-period discussions below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended September 30, 2020 and 2019
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was $(0.5) million for the three months ended September 30, 2020, as compared to net income attributable to common stockholders of $6.9 million for the three months ended September 30, 2019. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $82.7 million and $77.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions since September 30, 2019 and the impact of foreign exchange rates. During the three months ended September 30, 2020 there were increases of 4.8% in the average exchange rate for GBP to USD and 5.1% in the EUR to USD, when compared to the same period last year. These increases were partially offset by the impact of our dispositions since September 30, 2019.
Property Operating Expenses
Property operating expenses were $7.5 million and $8.2 million for the three months ended September 30, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration (“GSA”) properties for which certain expenses are not reimbursable by tenants. The decrease was primarily due to lower reimbursable expenses incurred in the three months ended September 30, 2020, primarily driven by the impact of our property dispositions since September 30, 2019, partially offset by the impact of our acquisitions since September 30, 2019 and increases during the three months ended September 30, 2020 of 4.8% in the average exchange rate for GBP to USD and 5.1% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.9 million and $8.2 million for the three months ended September 30, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles. There was $24,000 of Incentive Compensation earned for the quarter ended September 30, 2020 and no Incentive Compensation was earned for the quarter ended September 30, 2019. The increase to operating fees between the periods in part results from an increase of $0.6 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities since September 2019. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities.(see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the three months ended September 30, 2020 and 2019, property management fees were $1.5 million each period.
Acquisition, Transaction and Other Costs
We recognized $75,000 and $0.2 million of acquisition, transaction and other costs during the three months ended September 30, 2020 and 2019, respectively. Acquisition, transaction and other costs during the three months ended September 30, 2020 were due to costs for terminated acquisitions and for the three months ended September 30, 2019, these costs were primarily related to the termination of our former European service provider.

General and Administrative Expenses
General and administrative expenses were $2.6 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The decrease for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to lower professional fees.
Equity-Based Compensation
During the three months ended September 30, 2020 and 2019, we recognized equity-based compensation expense of $2.5 million and $2.5 million, respectively, which primarily related to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). Equity-based compensation expense also includes amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors. Equity-based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and is only remeasured in subsequent periods if the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $35.0 million and $31.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in the third quarter of 2020 as compared to the third quarter of 2019 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since September 30, 2019 and increases during the three months ended September 30, 2020 of 4.8% in the average exchange rate for GBP to USD and 5.1% in the EUR to USD, when compared to the same period last year, partially offset by the impact of our dispositions since September 30, 2019.
Gain on Dispositions of Real Estate Investments
During the three months ended September 30, 2020, we did not sell any properties. During the three months ended September 30, 2019, we sold 33 properties located in the United States (32 Family Dollar retail stores and one industrial property) for a total contract sales price of $53.0 million, resulting in an aggregate gain of $7.0 million.
Interest Expense
Interest expense was $18.7 million and $16.2 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The net amount of our total debt outstanding increased from $1.9 billion as of September 30, 2019 to $2.1 billion as of September 30, 2020 and the weighted-average effective interest rate of our total debt was 3.0% as of September 30, 2019 and 3.1% as of September 30, 2020. The increase in interest expense was also impacted by increases during the three months ended September 30, 2020 of 4.8% in the average exchange rate for GBP to USD and 5.1% in the EUR to USD, when compared to the same period last year.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity and interest rates.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $0.6 million for the three months ended September 30, 2019 was primarily due to charges for previously recorded deferred financing costs related to the repayment of two mortgages.
Foreign Currency and Interest Rate Impact on Operations
The loss of $2.5 million and gain of $3.0 million on derivative instruments for the three months ended September 30, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. The quarterly average GBP to USD exchange rate increased 4.8% and the quarterly average EUR to USD exchange rate increased 5.1% during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended September 30, 2020 and three months ended September 30, 2019.

As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended September 30, 2020, the average exchange rate for GBP to USD increased by 4.8%, and the average exchange rate for EUR to USD increased by 5.1%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.9 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was income of $5.5 million for the nine months ended September 30, 2020, as compared to $25.3 million for the nine months ended September 30, 2019. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $243.1 million and $229.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions since September 30, 2019, partially offset by the impact of our dispositions since September 30, 2019. The impact of the changes in average exchange rates for GBP and EUR did not have a significant impact on the change in revenue from tenants. During the nine months ended September 30, 2020 there was a decrease of 0.2% in the average exchange rate for GBP to USD and an increase of 0.1% in the EUR to USD, when compared to the same period last year.
Property Operating Expenses
Property operating expenses were $22.7 million and $22.6 million for the nine months ended September 30, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the nine months ended September 30, 2020, primarily driven by the impact of our property acquisitions since September 30, 2019, partially offset by the impact of our dispositions since September 30, 2019. The change in average exchange rates for GBP and EUR did not have a significant impact on the change in property operating expenses.
Operating Fees to Related Parties
Operating fees paid to related parties were $26.6 million and $24.4 million for the nine months ended September 30, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles. There was no Incentive Compensation earned for the nine months ended September 30, 2020 or 2019. The increase to operating fees between the periods in part results from an increase of $2.0 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 10 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Our Property Manager is paid fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. During the nine months ended September 30, 2020 and 2019, property management fees were $4.4 million and $4.3 million, respectively.
Acquisition, Transaction, and Other Costs
We recognized $0.4 million and $1.3 million of acquisition, transaction and other costs during the nine months ended September 30, 2020 and 2019, respectively. Acquisition, transaction and other costs during the nine months ended September 30, 2020 were due to costs for terminated acquisitions and the costs during the nine months ended September 30, 2019 primarily consist of costs related to the termination of our former European service provider.
General and Administrative Expenses
General and administrative expenses were $9.0 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The increase for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the increase in professional fees.
Equity-Based Compensation
During the nine months ended September 30, 2020 and 2019, we recognized equity-based compensation expense of $7.5 million and $7.0 million, respectively, which primarily related to the 2018 OPP. Equity-based compensation expense also includes amortization of Restricted Shares granted to employees of the Advisor or its affiliates who are involved in providing services to us and RSUs granted to our independent directors. Equity-based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and is only remeasured in subsequent periods if the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $102.6 million and $94.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in the first nine months of 2020 compared to the first nine months of 2019 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since September 30, 2019, partially offset by the impact of our dispositions since September 30, 2019. The change in average exchange rates for GBP and EUR did not have a significant impact on the change in depreciation and amortization expense.
Gain on Dispositions of Real Estate Investments
During the nine months ended September 30, 2020, we did not sell any properties. During the nine months ended September 30, 2019, we sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties) and one property located in the United Kingdom for a total contract sales price of $145.8 million, resulting in a gain of $14.8 million.
Interest Expense
Interest expense was $52.6 million and $47.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total debt outstanding increased from $1.9 billion as of September 30, 2019 to $2.1 billion as of September 30, 2020 and the weighted-average effective interest rate of our total debt was 3.0% as of September 30, 2019 and 3.1% as of September 30, 2020. The change in average exchange rates for GBP and EUR did not have a significant impact on the change in interest expense.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. This amount relates to the refinancing of our properties in France and related prepayment penalties for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019, this amount was primarily due to charges for previously recorded deferred financing costs related to the repayment of two mortgages.

Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $0.4 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD.
During the nine months ended September 30, 2020 we recorded no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness. During the nine months ended September 30, 2019, we recorded gains on undesignated foreign currency advances and other hedge ineffectiveness of $0.1 million.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the nine months ended September 30, 2020, the average exchange rate for GBP to USD decreased by 0.2%, and the average exchange rate for EUR to USD increased by 0.1%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of tax payments. Income tax expense was $2.5 million and $2.7 million for nine months ended September 30, 2020 and 2019 respectively.
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities was $136.3 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2020 reflect net income of $19.3 million, adjusted for non-cash items of $112.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), and equity-based compensation). In addition, operating cash flow increased by $9.1 million, due to working capital items and a lease incentive payment of $4.7 million related to the signing of lease extensions for four properties leased to Finnair during the nine months ended September 30, 2020 which reduces cash flows. The incentive was negotiated in exchange for extending the weighted-average remaining lease term on the properties from 4.7 years to 11.0 years.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2020 of $178.4 million was driven by property acquisitions of $170.8 million, deposits for real estate investments of $4.0 million, and capital expenditures of $3.6 million.
Net cash used in investing activities during the nine months ended September 30, 2019 of $182.2 million was driven by property acquisitions of $309.0 million, property acquisition deposits of $1.1 million and capital expenditures of $13.7 million. These cash uses were partially offset by net proceeds from asset dispositions of $141.5 million during the nine months ended September 30, 2019.

Cash Flows from Financing Activities
Net cash provided by financing activities of $69.4 million during the nine months ended September 30, 2020 was a result of net proceeds from borrowings under our Revolving Credit Facility of $65.7 million, net proceeds from mortgage notes payable of $136.6 million and net proceeds from the issuance of Series B Preferred Stock of $4.5 million, partially offset by dividends paid to common stockholders of $119.2 million, dividends paid to Series A preferred stockholders of $9.2 million, and dividends paid to Series B preferred stock holders of $3.5 million.
Net cash provided by financing activities of $296.1 million during the nine months ended September 30, 2019 related to proceeds from mortgage notes payable of $579.4 million, net proceeds from issuance of Common Stock of $258.6 million and net proceeds from issuance of Series A Preferred Stock of $31.7 million, partially offset by net repayment of amounts outstanding under our Revolving Credit Facility of $259.4 million, payments of financing costs of $19.0 million, payments on mortgage notes payable of $307.8 million, dividends paid to common stockholders of $103.1 million and dividends paid to Series A preferred stockholders of $7.6 million.
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which had, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends, and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $300.0 million and $270.3 million, respectively. Principal future demands on cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties and properties we expect to acquire to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, but in certain periods we have needed to fund these amounts from cash on hand generated from other sources and we may also need to do so in future periods.
During the nine months ended September 30, 2020, cash used to pay our dividends was generated mainly from cash flows provided by operations but also included cash on hand, consisting of proceeds from borrowings. Our other sources of capital, which we have used and expect to continue to use for other capital needs, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings from banks or other lenders, proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from the sale of properties and undistributed funds from operations, if any.
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

Acquisitions and Dispositions — Nine Months Ended September 30, 2020
During the nine months ended September 30, 2020, we acquired 21 properties for $170.8 million, including capitalized acquisition costs. The acquisition of three of these properties for $26.1 million, including capitalized acquisition costs, was completed during the three months ended September 30, 2020. The acquisitions during the three and nine months ended September 30, 2020 were primarily funded with cash on hand, including proceeds from our underwritten offering of Series B Preferred Stock on November 20, 2019, and borrowings under the Revolving Credit Facility. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
We did not dispose of any properties during the three and nine months ended September 30, 2020.
Acquisitions and Dispositions Subsequent to September 30, 2020 and Pending Transactions
Subsequent to September 30, 2020, we acquired four properties, all located in the United States, for an aggregate total base purchase price of approximately $153.0 million, excluding acquisition related costs. The acquisition was funded with cash on hand. We have signed one non-binding letter of intent (“LOI”) to acquire one net lease property located in France for a purchase price of $5.1 million. The LOI may not lead to a definitive agreement. There can be no assurance we will complete this transaction, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. Since the onset of the COVID-19 pandemic, the overall amount of available acquisitions has been reduced, and although we have adjusted our historical capitalization rate target, in many cases current sellers have not yet made similar changes to their pricing expectations. We believe that over time, bidding and asking prices will converge to establish a long-term trend of lower prices.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $250.0 million through sales of Common Stock from time to time through our sales agents. We did not sell any shares of Common Stock through the Common Stock ATM Program during the first nine months of 2020.
Preferred Stock
In December 2019, we established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the three and nine months ended September 30, 2020, we sold 185,128 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.6 million, before commissions paid of approximately $0.1 million and additional issuance costs of $0.1 million.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of September 30, 2020, we had total debt outstanding of $2.1 billion, with a weighted-average interest rate per annum equal to 3.1%. As of September 30, 2020, 90.5% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.1% per annum. As of September 30, 2020, 9.5% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.8% per annum. The total gross carrying value of unencumbered assets as of September 30, 2020 was $1.4 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 57.3% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2020. See Note 6 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for fair value of such debt as of September 30, 2020. As of September 30, 2020, the weighted-average maturity of our indebtedness was 5.1 years. We believe we have the ability to service our obligations as they come due.
Mortgage Notes Payable
As of September 30, 2020, we had secured mortgage notes payable of $1.4 billion, net of mortgage discounts and deferred financing costs.
On May 14, 2020, we, through certain of our subsidiaries, entered into a loan agreement with HSBC France and borrowed €70.0 million ($75.6 million based on the exchange rate on that date) secured by the seven properties we own in France. The maturity date of this loan is May 14, 2025 and it bears interest at a rate of 3-month EURIBOR (with a floor of 0.0%) plus an initial margin of 2.3% per year, with the interest rate for €63.0 million ($68.0 million based on the exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 90% of the principal amount of the loan and is fixed at 2.5% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €25.0 million ($27.0 million based on the exchange rate on that date) was used to repay all outstanding indebtedness on four of the properties. Of the remaining proceeds, approximately €20.0 million ($21.6 million based on the exchange rate on that date) was used to repay amounts outstanding under our Revolving Credit Facility and the remaining balance is available for general corporate purposes.
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
Credit Facility
As of September 30, 2020, outstanding borrowings under our Revolving Credit Facility were $264.0 million and the total outstanding balance on our term loan was $417.1 million, net of deferred financing costs. During the nine months ended September 30, 2020, we borrowed an additional $227.0 million and repaid approximately $161.3 million under the Revolving Credit Facility.
The aggregate total commitments under the Credit Facility are $1.235 billion, based on the USD equivalent on September 30, 2020. Upon our request, subject in all respects to the consent of the lenders in their sole discretion, these aggregate total commitments may be increased up to an aggregate additional amount of approximately $515.0 million, allocated to either or among both components of the Credit Facility, with total commitments under the Credit Facility not to exceed $1.75 billion.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of September 30, 2020, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of September 30, 2020, approximately $92.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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

During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all our properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when we executed, as required by the terms of the loan, an unsecured corporate guaranty of the borrower entities’ obligations under the loan. The guaranty remains in effect and contains a covenant that requires us to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty. The Company is not required to maintain any unrestricted cash and cash equivalents pursuant to the guaranty at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(502)	$6,860	$5,502	$25,272
Impairment charges	—	6,375	—	6,375
Depreciation and amortization	35,049	31,620	102,566	94,007
Loss on dispositions of real estate investments	—	(6,977)	153	(14,792)
FFO (as defined by NAREIT) attributable to common stockholders	34,547	37,878	108,221	110,862
Acquisition, transaction and other costs	75	192	388	1,301
Loss on extinguishment of debt	—	563	309	1,328
Core FFO attributable to common stockholders	34,622	38,633	108,918	113,491
Non-cash equity-based compensation	2,479	2,501	7,480	7,039
Non-cash portion of interest expense	2,075	1,906	5,732	4,825
Amortization of above- and below- market leases and ground lease assets and liabilities, net	198	341	634	1,022
Straight-line rent	(1,879)	(1,506)	(6,434)	(5,063)
Straight-line rent (rent deferral agreements) (1)	320	—	1,828	—
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	(76)
Eliminate unrealized losses (gains) on foreign currency transactions (2)	3,061	(1,670)	2,304	(1,673)
Amortization of mortgage discounts and premiums, net and mezzanine discount	—	30	13	232
AFFO attributable to common stockholders	$40,876	$40,235	$120,475	$119,797

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$34,547	$37,878	$108,221	$110,862
Core FFO attributable to common stockholders	$34,622	$38,633	$108,918	$113,491
AFFO attributable to common stockholders	$40,876	$40,235	$120,475	$119,797
_________
(1)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be cash, for purposes of AFFO, that is expected to be collected.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2020, loss on derivative instruments were $2.5 million, which consisted of unrealized losses of $3.1 million and realized gains of $0.6 million. For the nine months ended September 30, 2020 gains on derivative instruments were $0.4 million, which consisted of unrealized losses of $2.3 million and realized gains of $2.7 million. For the three months ended September 30, 2019, gains on derivative instruments were $3.0 million, which consisted of unrealized gains of $1.7 million and realized gains of $1.3 million. For the nine months ended September 30, 2019, gains on derivative instruments were $4.7 million, which consisted of unrealized gains of $1.7 million and realized gains of $3.0 million.
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
Pursuant to Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020.
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

Cash used to pay dividends and distributions during the nine months ended September 30, 2020, was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2020
	March 31, 2020		June 30, 2020		September 30, 2020
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$47,638		$35,784		$35,793		$119,215
Dividends to holders of Series A Preferred Stock	3,081		3,082		3,080		9,243
Dividends to holders of Series B Preferred Stock	577		1,482		1,482		3,541
Distributions to holders of LTIP Units	135		99		103		337
Total dividends and distributions	$51,431		$40,447		$40,458		$132,336

Source of dividend and distribution coverage:
Cash flows provided by operations	$41,895	81.5%	$40,447	100.0%	$40,458	100.0%	$132,336	(1)	100.0%
Available cash on hand	9,536	18.5%	—	—%	—	—%	—	(1)	—%
Total sources of dividend and distribution coverage	$51,431	100.0%	$40,447	100.0%	$40,458	100.0%	$132,336		100.0%

Cash flows provided by operations (GAAP basis)	$41,895		$47,819		$46,614		$136,328

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$5,038		$966		$(502)		$5,502
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

Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at September 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and we direct your attention to those risk factors, in addition to the new summary section we are including below, and our risk factor on COVID-19 and other similar disruptions.
Summary Risk Factors
The following is a summary of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, and represent a summary of the principal factors that make an investment in us speculative or risky:
•All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global. As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor’s compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.
•Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor.
•We are obligated to pay fees which may be substantial to the Advisor and its affiliates.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.
•Increases in interest rates could increase the amount of our debt payments.
•We may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due.
•Adverse changes in exchange rates may reduce the net income and cash flow associated with our properties located outside of the U.S.
•The Advisor may not be able to identify a sufficient number of property acquisitions satisfying our investment objectives on a timely basis and on acceptable terms and prices, or at all.
•We may be unable to continue to raise additional debt or equity financing on attractive terms, or at all, and there can be no assurance we will be able to fund future acquisitions.
•Provisions in our Credit Facility may limit our ability to pay dividends on Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other stock we may issue.
•We may be unable to pay or maintain cash dividends or increase dividends over time.
•We may not generate cash flows sufficient to pay dividends to our stockholders or fund operations, and, as such, we may be forced to borrow at unfavorable rates to pay dividends to our stockholders or fund our operations.
•Any dividends that we pay on our Common Stock, our Series A Preferred Stock, our Series B Preferred Stock, or any other stock we may issue, may exceed cash flows from operations, reducing the amount of capital available to invest in properties.
•We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the U.S., Canada and Europe from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.
•We may fail to continue to qualify as a REIT, which would result in higher taxes, may adversely affect operations, and would reduce the trading price of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, and our cash available for dividends or other distributions.
•We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.
•We are exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the U.K.’s withdrawal from the European Union or any other events that create, or give the impression they could create, economic or political instability in Europe,which may cause the revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe to decline.

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
The impact of the COVID-19 pandemic has been rapidly evolving. In many geographic locations where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities and social distancing measures that have resulted in closure and limitations on the operations of many businesses. Recently, as cases have surged in some countries, these types of orders have been reimplemented. For example, during October 2020, relevant governmental authorities in the United Kingdom, France and Germany have issued new orders which limit access to, and require closure of, certain non-essential businesses. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due. For our office tenants, limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
The COVID-19 pandemic has triggered a decrease in global economic activity. While economies have begun to reopen, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic continue to persist. A sustained downturn in the U.S., Canadian and European economies due to the prolonged and continuing existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in these economies. Moreover, a significant downturn in the U.S., Canadian and European economies and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
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
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We collected approximately 97% of the original cash rent due for the third quarter of 2020 under our various leases. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected for the second and third quarter 2020 may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rent in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected. due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:
•difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•the volatility in the global stock markets caused by the COVID-19 pandemic and its effects on our stock price could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
•we may reduce the number of properties we seek to acquire in the future;
•if we are not able to generate sufficient cash from operations, we may have to further reduce the amount of dividends we pay or identify other financing sources, and there can be no assurance that other sources will be available on favorable terms, or at all;
•our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and maintain compliance with restrictions on the payment of dividends in our Credit Facility, which may be adversely affected to the extent the decreases in cash rent collected from our tenants cause a decrease in availability of future borrowings under our Credit Facility;
•if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;
•we may recognize impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;
•with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. In addition to the risk factors contained herein, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 6, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 26, 2018.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (4)	Articles Supplementary classifying additional shares of 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share filed on March 23, 2018.
3.5 (1)	Articles of Amendment filed on February 27, 2019.
3.6 (5)	Articles Supplementary relating to the designation of shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock dated November 22, 2019.
3.7 (6)	Articles of Amendment filed on December 13, 2019.
3.8 (6)	Articles Supplementary classifying additional shares of 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share filed on December 13, 2019.
3.9 (3)	Articles Supplementary for Series C Preferred Stock.
10.1 *	Form of Restricted Share Award Agreement.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
*Filed herewith
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