Form 10-K
period 2020-12-31
Global Net Lease, Inc.
filed 2021-02-26
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR B	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,497,043,496 based on the closing sales price on the New York Stock Exchange as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
On February 19, 2021, the registrant had 90,574,467 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2020

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (“we,” “our” or “us”), Global Net Lease Advisors, LLC (the “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of our roster of primarily “Investment Grade” (defined herein) tenants. We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2020, we owned 306 properties consisting of 37.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2020, 64% of our properties were located in the U.S. and Canada and 36% of our properties were located in Europe. In addition, our portfolio was comprised of 49% industrial/distribution properties, 46% office properties and 5% retail properties. These percentages are calculated using straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2020. The straight-line rent includes amounts for tenant concessions.
Investment Strategy
Our investment strategy is to own and acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants.
We seek to:
•generate stable and consistent cash flows by acquiring properties, or entering into new leases, with long lease terms;
•acquire properties, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and
•enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S., Canada, and Europe and leveraging the market presence of our Advisor.
In evaluating prospective investments, our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income producing capacity, its physical condition, its prospects for appreciation and liquidity, tax considerations and other factors. In this regard, the Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval and any guidelines established by our board of directors.
We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types.
We own assets located in ten different countries. As of December 31, 2020, we leased space to 130 different tenants doing business across 48 different industries. During the year ended December 31, 2020, no industry represented more than 10% of our portfolio’s rental income on a straight-line basis. We strive to acquire income producing, stand-alone commercial properties with long-term leases tied to indices such as consumer price index for annual increases focusing on tenant, sector, and geographic diversification. As of December 31, 2020, our portfolio was 99.7% occupied.
Tenants and Leasing
We focus on acquiring strategically located industrial and distribution facilities in the U.S. and strong sovereign debt rated countries in Continental Europe. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s analytics. Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 67.0% of our rental income on a straight-line basis for the year ended December 31, 2020 was derived from Investment Grade rated tenants, comprised of 36.5% leased to tenants with an actual investment grade rating and 30.5% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2020.
As of December 31, 2020, our portfolio had a weighted-average remaining lease term of 8.5 years (based on square feet as of the last day of the applicable quarter), up from 8.3 years as of December 31, 2019. A total of 93.9% of our leases based on square footage as of December 31, 2020 contain contractual rent increases.
Our business is generally not seasonal.

Acquisitions
We leverage direct relationships with landlords and developers to generate high-quality global opportunities at what we believe to be better than market pricing. During the year ended December 31, 2020, we acquired 28 properties for $464.1 million, including capitalized acquisition costs. We utilize a well-defined investment strategy and rigorous underwriting process to identify and select high-quality net lease investment opportunities. We look for tenants with logistical and local advantages, strong operating performance, strong business financials, financial visibility, and corporate-level profitability.
Financing Strategies and Policies
We use various sources to fund our business including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. These sources have recently consisted of: (1) offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; and (3) draws on our senior unsecured multi-currency credit facility (the “Revolving Credit Facility,), and a senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility.”). In addition, on December 16, 2020, we and the operating partnership completed a private placement of $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). The Senior Notes are guaranteed by certain of our subsidiaries, were issued at par and mature on December 15, 2027. We expect to incur additional indebtedness in the future. and issue additional equity to fund our future needs including acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein for further discussion
Our board may reevaluate and change our investment and financing policies in its solo discretion without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include among other things, current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, and the ability of our investments to generate sufficient cash flow to cover debt service requirements.
Impact of the COVID-19 Pandemic
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, collected approximately 99% of the original cash rent due for the quarter ended December 31, 2020 across our entire portfolio, including approximately 100% from our top 20 tenants (based on the total of annual cash rent due from our top 20 tenants), representing 49% of our annual cash rent, approximately 99% of the original cash rent due in our assets in the United Kingdom and approximately 100% of the original cash rent due from our assets in the rest of Europe.
Organizational Structure
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state, and local taxes on our income and properties, and federal income and excise taxes on our undistributed income.
In addition, our international assets and operations, including those owned through direct or indirect subsidiaries that are disregarded entities for U.S. federal income tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Competition
The commercial real estate market is highly competitive. We compete for tenants in all of our markets based on various factors that include location, rental rates, security, suitability of the property’s design for a tenant’s needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete for acquisitions with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, sovereign wealth funds, mutual funds and other entities. Some of these competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants.
Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us and increase prices which will lower yields, making it more difficult for us to acquire new investments on attractive terms.
Regulations - General
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Regulations - Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues.
Employees and Human Capital Resources
As of December 31, 2020, we have one employee is based in Europe. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into an agreement with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. The employees of the Advisor, Property Manager and their respective affiliates are also eligible to participate in our stock option plan and our employee and director incentive restricted share plan. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.globalnetlease.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends and they may also impact the trading price of our common and our preferred stock. The risk factors contained herein are not necessarily comprehensive and we may be subject to other risks.
Summary Risk Factors
•We may be unable to acquire properties on advantageous terms or our property acquisitions may not perform as we expect.
•Our ability to continue implementing our growth strategy depends on our ability to access additional debt or equity financing on attractive terms, and there can be no assurance we will be able to so on favorable terms or at all.
•Provisions in our Credit Facility may limit our ability to pay dividends on Common Stock, our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), or any other stock we may issue.
•If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
•We are subject to risks associated with our international investments, including uncertainty associated with the U.K.’s withdrawal from the European Union, compliance with and changes in foreign laws and fluctuations in foreign currency exchange rates.
•Inflation may have an adverse effect on our investments.
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
•Our tenants may not be diversified including by industry type or geographic location.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•We depend on the Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations.
•All of our executive officers face conflicts of interest, such as conflicts created by the terms of our agreements with the Advisor and compensation payable thereunder, conflicts allocating investment opportunities to us, and conflicts in allocating their time and attention to our matters. Conflicts that arise may not be resolved in our favor and could result in actions that are adverse to us.
•We have long-term agreements with our Advisor and its affiliates that may be terminated only in limited circumstances and may require us to pay a termination fee in some cases.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We may incur additional indebtedness in the future.

•The stockholder rights plan adopted by our board of directors, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Restrictions on share ownership contained in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
•We may fail to continue to qualify as a REIT.

Risks Related to Our Properties and Operations

We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive;
•we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;
•we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;
•we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•agreements to acquire properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;
•the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and
•we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
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
If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.
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
As noted herein, our debt agreements, including the indenture governing the Senior Notes and our Credit Facility, contain various covenants that limit our ability to pay dividends. For example, our Credit Facility prohibits us from paying distributions, including cash dividends payable on our Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of any of these outstanding securities, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from the definition of AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020.
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our debt agreements such as the Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods. There can be no assurance that they will do so again in the future if we need to do so.
Our cash flows provided by operations were $176.9 million for the year ended December 31, 2020. During this period, we paid total dividends of $172.9 million, including payments to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units. Of these payments, 100.0% was funded from cash flows provided by operations. However, in prior periods, we have funded a portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties and the availability or the terms of financing that we may utilize, among other things. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:
•changes in general, economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of mortgage financing on favorable terms, or at all;
•changes in tax, real estate, environmental and zoning laws;
•the possibility that one or more of our tenants will be unable to pay their rental obligations;
•decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;
•widening credit spreads as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;
•reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction in the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;
•a decrease in the market value of our properties, which may limit our ability to obtain debt financing secured by our properties;
•a need for us to establish significant provisions for losses or impairments;
•reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments; and

•reduction in cash flows from our operations as a result of foreign currency losses resulting from our operations in continental Europe, the United Kingdom and Canada if we are unsuccessful in hedging these potential losses or if, as part of our risk management strategies, we choose not to hedge some or all of the risk.
We are subject to additional risks from our international investments.
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2020, 36% of our properties were located in Europe, primarily in the United Kingdom, Germany, The Netherlands, Finland, France and Luxembourg, and 64% of our properties were located in the U.S., Puerto Rico and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
•the burden of complying with a wide variety of foreign laws;
•changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;
•existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•the potential for expropriation;
•possible currency transfer restrictions;
•imposition of adverse or confiscatory taxes;
•changes in real estate and other tax rates and changes in other operating expenses in particular countries;
•possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions;
•the potential difficulty of enforcing obligations in other countries; and
•the Advisor’s limited experience and expertise in foreign countries relative to its experience and expertise in the U.S.
Investments in properties or other real estate investments outside the U.S. subject us to foreign currency risk.
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency. As of December 31, 2020, we had $1.4 billion ($689.8 million, £221.2 million and €315.4 million) of gross mortgage notes payable. Further, as of December 31, 2020, we had $111.1 million ($105.0 million and €5.0 million) in outstanding debt under the Revolving Credit Facility and $303.0 million (€247.1 million) of gross outstanding debt under the Term Loan.
We may continue to borrow in foreign currencies when purchasing properties located outside the Unites States, including draws under our Revolving Credit Facility. Changes in exchange rates of any of these foreign currencies to USD may affect our revenues, operating margins and the amount of cash generated by these properties and the amount of cash we have available to pay dividends. Any positive impact to revenue from tenants in prior years may not continue in the future. Changes to exchange rates have affected and may continue to affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates may impact the value of our assets. These changes may adversely affect our status as a REIT. Foreign exchange rates may be influenced by many factors, including:
•changing supply and demand for a particular currency;
•the prevailing interest rates in one country as compared to another country;
•monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries);
•trade restrictions and other factors that could lead to changes in balances of payments and trade, including the status of the ongoing trade negotiations between the U.S. and Chinese government, as well as other tensions that could be characterized as, or increase the potential for an international trade war; and
•currency devaluations and revaluations.
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
The impact of the COVID-19 pandemic has evolved rapidly and has triggered a decrease in global economic activity. In many geographic locations where our tenants operate their businesses and where our properties are located, preventative measures have been taken, including “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities and social distancing measures that have resulted in closure and limitations on the operations of many businesses. As cases surged in some countries, these types of orders have been reimplemented. For example, governmental authorities in the United Kingdom, France and Germany issued new orders limiting access to, and requiring closure of, certain non-essential businesses. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants. For our office tenants, limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter. In addition, the COVID-19 pandemic has also led to disruptions in operations at manufacturing facilities and distribution centers in many countries, which could impact supply chains and the operations of certain of our tenants. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. All of these factors could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in our market areas. Moreover, a significant downturn in the U.S., Canadian and European economies and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants may also be negatively impacted if the outbreak of COVID-19 impacts their workforce or otherwise disrupts their management. Further, certain of our U.S. tenants may not have been eligible for or may not have been successful in securing funds under government stimulus programs during 2020, and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the amount of cash rent collected last fiscal year may not be indicative of what we collect in any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including rent that was due in 2020 but deferred under deferral agreements we have entered into with our tenants.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rent in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums that have been or may be imposed by various jurisdictions limiting landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations files for bankruptcy proceedings pursuant to Title 11 of the United States Code, or an insolvency or bankruptcy regime in a foreign jurisdiction, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and enhanced certain risks that could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders including:

•difficulty accessing debt and equity capital on favorable terms, or at all, if global financial markets become disrupted or unstable or credit conditions deteriorate;
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
•we may reduce the number of properties we seek to acquire;
•our ability to maintain sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and comply with restrictions on paying dividends in our Credit Facility, which may be adversely affected to the extent the decreases in cash rent collected from our tenants cause a decrease in availability of future borrowings under our Credit Facility;
•if we are unable to comply with financial covenants and other obligations under our Credit Facility and other debt agreements, including restrictions on the payment of dividends, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;
•we may need to recognize impairment charges on our assets;
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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of the vaccines or other remedies developed or are or may be developed in the future, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation has changed and could continue to change rapidly and additional impacts to the business may arise that we are not aware of currently. The continued rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Other risk factors contained in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Reliance on major tenants make us more susceptible to adverse events with respect to those tenants.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. As of December 31, 2020, no single tenant accounted for 5% or more of our consolidated annualized rental income on a straight-line basis.

A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
As of December 31, 2020, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2020
European Countries:
United Kingdom	17%
The Netherlands	5%
Other European Countries	14%
Total European Countries	36%
United States, Puerto Rico and Canada:
Michigan	15%
Texas	7%
Ohio	6%
California	5%
Other States, Puerto Rico and Canada	31%
Total United States, Puerto Rico and Canada	64%
Total	100%
A high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2020, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2020
Financial Services	13%
Healthcare	7%
Technology	6%
Auto Manufacturing	6%
Consumer Goods	5%
Aerospace	5%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
Brexit and other events that create, or give the impression they could create, economic or political instability in Europe could adversely affect us.
On December 24, 2020, the European Union (“EU”) and the United Kingdom (“UK”) reached an agreement governing the UK’s exit from the EU, known as “Brexit,” ending the UK’s membership in the EU single market on December 31, 2020. The agreement attempts to establish a new bilateral trade and cooperation deal between the UK and the EU and has been approved by both the EU member states and the UK parliament. The agreement is expected to be formally ratified by the EU parliament during the first quarter of 2021.
The agreement is intended to govern the relationship between the UK and the EU in matters of trade and cooperation. Uncertainties related to Brexit and the new relationship between the UK and EU, however, exist and could cause volatility in currency exchange rates, interest rates, and in EU, UK or worldwide political, regulatory, economic or market conditions. This could contribute to instability in political institutions, regulatory agencies, and financial markets and may impact our properties and operations in these markets in unforeseen ways.
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Substantially all of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to fund related mortgage payment and prevent a foreclosure if the property is subject to a mortgage. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment including potentially leasing the property to a new tenant. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
Single-tenant properties may be difficult to sell or re-lease.
If a lease for one of our single-tenant properties is terminated or not renewed or, in the case of a mortgage loan, if we take possession through a foreclosure action, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Some of our properties are “special use single-tenant properties” that may be relatively illiquid compared to other types of real estate and financial assets limiting our ability to quickly change our portfolio in response to changes in economic or other conditions.
A sale-leaseback transaction may be recharacterized in a tenant’s bankruptcy proceeding.
We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the seller, who then becomes a tenant. In a bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either one of which may negatively impact us. If the transaction was recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule. If confirmed by the bankruptcy court, we would be bound by the new terms. If the transaction was recharacterized as a joint venture, we would be treated as a joint venture partner with our tenant changing the nature of our legal relationship regarding the property. We could, for example, be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. There is no assurance the debtor in possession or bankruptcy trustee will assume the lease in a bankruptcy proceeding.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher probability of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent reducing our revenues and limiting our options until the impacted property is released from the bankruptcy or insolvency proceeding.
A bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums and may decrease or eliminate rental payments from the impacted tenant reducing our cash flow.
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
Based on annualized rental income on a straight-line basis as of December 31, 2020, 33% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. As of December 31, 2020, 37% of our tenants have actual investment grade ratings and 31% have “implied investment grade” ratings. Leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2020, 17% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
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
We generally obtain only limited warranties when we purchase a property and would therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
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
We may be unable to sell a property when we desire to do so.
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
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of or refinance properties, including by requiring a yield maintenance premium to be paid in connection with prepaying principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our cash flow.

Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to fund these expenses. Property expense may increase because of changes in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay these costs which would, among other things, limit the amount of funds we have available for other purposes, including to pay dividends or fund future acquisitions.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our cash flow will be reduced.
Some local real property tax assessors may seek to reassess a property that we acquire, and, from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect the cash flow generated by the impacted property.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2020, 5% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.
We may incur significant costs to comply with governmental laws and regulations, including those related to environmental matters.
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
Some of these laws and regulations have been amended to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance.
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

Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or, earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property.
To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our cash flow may be adversely affected.
Changes in federal and state legislation and regulation, including foreign laws and regulation, on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.
If we sell properties by providing financing to purchasers, we will be exposed to defaults by the purchasers.
In some instances, we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash flow. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.
We may incur costs associated with complying with the Americans with Disabilities Act.
Our domestic properties must also comply with the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that a property does not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could be material.
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
Inflation may have an adverse effect on our investments.
Inflation, both real or anticipated and resulting governmental policies, has had significant negative effects in the past and could occur again in the future. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions and increase our expenses including those that cannot be passed through under our leases. An increase in our expenses or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases, for properties located in foreign countries are adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Future leases may not even contain these provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation.
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
We have one employee based in Europe. Personnel and services that we require are provided to us under contracts with the Advisor and its affiliate, the Property Manager. We depend on the Advisor, any entities it may engage with our approval, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets.
Thus, our success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor and its affiliates including James L. Nelson, our chief executive officer and a member of our board of directors and Christopher J. Masterson, our chief financial officer. Except for the agreement between Mr. Nelson and AR Global, neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by the Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with the Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, the Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, the Advisor or its affiliates, including any change resulting from an adverse outcome in any litigation could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We may terminate the agreements with our Advisor and Property Manager in only limited circumstances, and may have to pay a termination fee in some cases.
We have limited rights to terminate the Advisor. The initial term of the advisory agreement expires on June 1, 2035, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. If we terminate the agreement based on a change in control of us or the Advisor’s failure to meet performance standards as set forth in the agreement, we would be required to pay a termination fee that could be equal to up to two and a half times the compensation we paid the Advisor in the previous year, plus expenses. We may only terminate the property management and leasing agreement with the Property Manager by giving 12 months prior notice. The limited termination rights contained in the advisory agreement and the notice requirement in the property management and leasing agreements may make it difficult for us to renegotiate the terms of either agreement or replace the Advisor or Property Manager even if the terms of the relevant agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services or terminating these parties is otherwise in our best interest.
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
As reliance on technology has increased, including as a result of greater participation in working remotely due to COVID-19, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our Advisor is continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that services essential to our operations are protected against cyber risks and security breaches and that we are therefore also so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:
•result in misstated financial reports, violations of loan covenants, missed reporting or permitting deadlines;
•affect our ability to monitor compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•adversely impact our reputation among our tenants and investors generally.
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
We may in the future acquire or originate commercial real estate debt or invest in commercial real estate-related securities which would expose us to additional risks.
We may in the future acquire or originate mortgage debt loans, mezzanine loans, preferred equity or securitized loans, CMBS, preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:
•risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;
•increased competition from entities engaged in mortgage lending and, or investing in our target assets;
•deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;
•difficulty in redeploying the proceeds from repayments of our existing loans and investments;
•the illiquidity of certain of these investments;
•lack of control over certain of our loans and investments;
•the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;
•risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and
•the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to our Indebtedness

We have substantial indebtedness and we will have the ability to incur significant additional indebtedness and other liabilities.
As of December 31, 2020, we had $2.3 billion of total indebtedness outstanding, including $1.4 billion of secured indebtedness, $111.1 million outstanding under the Revolving Credit Facility, $303.0 million outstanding under our Term Loan, and $500.0 million of our Senior Notes. We had availability to borrow an additional $94.5 million, under our Revolving Credit Facility as of December 31, 2020. Our high level of indebtedness may have the following important consequences to us including:
•requiring us to dedicate a substantial portion of our cash flow to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes;
•requiring us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;
•making it more difficult for us to satisfy our financial obligations, including servicing our debt obligations;
•increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•exposing us to increases in interest rates for our variable rate debt;
•limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;
•limiting our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•placing us at a competitive disadvantage relative to competitors that have less indebtedness;
•increasing our risk of property losses as the result of foreclosure actions initiated by lenders under our secured debt obligations;
•requiring us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity; and
•resulting in an event of default if we fail to pay our debt obligations when due or fail to comply with the financial and other restrictive covenants contained in the agreements governing our debt obligations which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing the debt.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including the Credit Facility, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The Credit Facility and the indenture governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Credit Facility and the indenture governing the Senior Notes permit us to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
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
As of December 31, 2020, approximately $60.4 million (representing approximately 3% of our $2.3 billion in total gross outstanding debt) was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”) and not fixed by swap. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.
While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us. The Credit Facility also contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements, including the indenture governing the Senior Notes and the credit agreement governing the Credit Facility, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:
•incurring or guaranteeing additional secured and unsecured debt;
•creating liens on our assets;
•making investments or other restricted payments;
•entering into transactions with affiliates;
•creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;
•selling assets;
•making optional prepayments of indebtedness during a payment default or an event of default under the Credit Facility;
•effecting a consolidation or merger or selling all or substantially all of our assets; and
•amending certain material agreements, including material leases and debt agreements.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Facility requires us to comply with financial maintenance covenants, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum debt service coverage ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, and a minimum consolidated tangible net worth test. We will also be required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture governing the Senior Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.

A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of the indebtedness or by an agent for the holders of the indebtedness. This, in turn, could cause our other debt, including the Senior Notes and the Credit Facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing the other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance our debt.
We may not have the funds necessary to finance the repurchase of the Senior Notes in connection with a change of control offer required by the indenture governing the Senior Notes.
Upon the occurrence of a “Change of Control Triggering Event” defined in the indenture governing the Senior Notes, we are required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on the Senior Notes, if any, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time we are required to make this offer. In addition, restrictions under future debt we may incur, may not allow us to repurchase the Senior Notes upon a Change of Control Triggering Event, and we expect that a change in control will result in an event of default under the Credit Facility, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such senior debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Senior Notes, which would constitute an event of default under the indenture governing the Senior Notes, which in turn would constitute a default under our Credit Facility. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the Senior Notes although these types of transactions could affect our capital structure or credit ratings and the holders of the Senior Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the Senior Notes) have not provided clear and consistent meanings of change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to debt securities that we or our OP issues could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any lowering of the ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Risks Related to Conflicts of Interest

The Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on the Advisor and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of these individuals are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, American Finance Trust or “AFIN,” an entity advised by an affiliate of our Advisor seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. An investment opportunity allocation agreement to which we and AFIN are parties states that we will be given first opportunity to acquire office or industrial properties, and AFIN will have the first opportunity to acquire one or more domestic retail or distribution properties with a lease duration of ten years or more. However, there can be no assurance the executive officers and real estate professionals at our Advisor or its affiliates will not direct attractive investment opportunities for which we do not have contractual priority to AFIN, or other entities advised by affiliates of AR Global.
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
We may enter into joint ventures with other entities advised by affiliates of AR Global. The Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of the Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our officers and directors face conflicts of interest related to the positions they hold with related parties.
Certain of our executive officers, including James Nelson, chief executive officer and president, and Christopher Masterson, chief financial officer, treasurer and secretary, also are officers of the Advisor and the Property Manager. Mr. Masterson also serves as the chief financial officer and treasurer of New York City REIT, Inc., an entity for which an affiliate of AR Global, serves as its advisor and property manager. Certain of our directors also are directors of other REITs advised by affiliates of AR Global. All of these individuals owe duties to these other entities which may conflict with the duties that they owe to us.
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) the allocation of new investments and management time and services between us and the other entities; (b) compensation to the Advisor and its affiliates, including the Property Manager; (c) our purchase of properties from, or sale of properties, to entities advised by or affiliated with AR Global; (d) development of our properties by affiliates of AR Global; and (e) investments with affiliates of the Advisor.
Moreover, involvement in the management of multiple REITs by certain of the key personnel of the Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.
The Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are achieved. The variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, under our multi-year outperformance agreement with the Advisor, the Advisor is entitled to earn LTIP Units if certain performance conditions are met over a three-year performance period that began in July 2018. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend. In addition, these fees reduce the cash available for investment or other corporate purposes.

Risks Related to Our Corporate Structure, Common Stock and Preferred Stock

The trading prices of our Common Stock and preferred stock may fluctuate significantly.
The trading prices of shares of our Common Stock, Series A Preferred Stock and Series B Preferred Stock may be volatile and subject to significant price and volume fluctuation in response to market and other factors, many of which are outside our control. Among the factors that could affect these trading prices are:
•our financial condition and performance;
•our ability to grow through property acquisitions, the terms, and pace of any acquisitions, we may make and the availability and terms of financing for those acquisitions;
•the financial condition of our tenants, including tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•the amount and frequency of dividends that we pay;
•additional sales of equity securities, including our Common Stock, Series A Preferred Stock or Series B Preferred Stock, or the perception that additional sales may occur;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates and exchange rates;
•changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•failure to meet analyst revenue or earnings estimates;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our securities by institutional investors;
•the extent of short-selling of our securities;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020.
Moreover, although shares of both the Series A Preferred Stock and Series B Preferred Stock are listed on the New York Stock Exchange (“NYSE”), there can be no assurance that the trading volume for these shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of our preferred stock have at a fixed dividend rate, their respective trading prices in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of our preferred stock to demand a higher yield on their investment, which could adversely affect the market price of shares of those securities.
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OP and accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our obligations. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and meet our other obligations. Each subsidiary of the OP’s is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
We may issue additional equity securities in the future thereby diluting the holdings of existing stockholders.
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 280 million shares of stock, consisting of 250 million shares of common stock, par value $0.01 per share and 30 million shares of preferred stock, par value $0.01 per share. As of December 31, 2020, we had the following stock issued and outstanding: (i) 89,614,601 shares of Common Stock, (ii) 6,799,467 shares of Series A Preferred Stock, and (iii) 3,861,953 shares of Series B Preferred Stock. The Series A Preferred Stock ranks on parity with Series B Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock and Series B Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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

We may issue shares in public or private offerings in the future, including shares of our Common Stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder, or in connection with the Advisor earning LTIP Units pursuant to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). LTIP Units are convertible into OP Units after they have been earned and subject to several other conditions. We may also issue OP Units to sellers of properties we acquire. OP Units may be redeemed on a one for one basis for, at our election, a share of Common Stock or the cash equivalent thereof. We also may issue shares of our Common Stock or Series B Preferred Stock pursuant to our existing at-the-market programs or any similar future program.
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
The stockholder rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
In April 2020, our board of directors adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right for each outstanding share of our Common Stock. In February 2021, the expiration date of these rights was extended to April 8, 2024. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Common Stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Common Stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Common Stock on a one-for-one basis. The board may choose to further extend the term of the stockholders rights plan. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Common Stock without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.
A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (c) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.
Our board of directors may change our investment policies in its sole discretion. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders’ investments could change without their consent.
We indemnify our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, the Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers, certain former directors and officers, the Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and the Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us.

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our board of directors determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as any taxable REIT subsidiaries (“TRSs”), which are subject to full U.S. federal, state, local and foreign corporate-level income tax. Any taxes we pay directly or indirectly will reduce our cash flow.
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
We will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local, and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our Common Stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
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
Accordingly, U.S. stockholders receiving a distribution of shares of our Common Stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Stock.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of shares of our stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of shares of our stock.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in shares of our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation”. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation”, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of the issued and outstanding shares of our stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate outstanding shares of our stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for shares of our stock or otherwise be in the best interests of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends and other distributions received from us and upon the disposition of shares of our stock.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly-owned by a “qualified foreign pension fund,” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock, or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents our portfolio of real estate properties as of December 31, 2020:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	3.2
Wickes Building Supplies I	May 2013	UK	1	30	3.7
Everything Everywhere	Jun. 2013	UK	1	65	6.5
Thames Water	Jul. 2013	UK	1	79	1.7
Wickes Building Supplies II	Jul. 2013	UK	1	29	6
PPD Global Labs	Aug. 2013	US	1	77	4
Northern Rock	Sep. 2013	UK	2	86	2.7
Wickes Building Supplies III	Nov. 2013	UK	1	28	7.9
XPO Logistics	Nov. 2013	US	7	105	2.9
Wolverine	Dec. 2013	US	1	469	2.1
Encanto	Dec. 2013	PR	18	65	4.5
Rheinmetall	Jan. 2014	GER	1	320	3
GE Aviation	Jan. 2014	US	1	369	5
Provident Financial	Feb. 2014	UK	1	117	14.9
Crown Crest	Feb. 2014	UK	1	806	18.1
Trane	Feb. 2014	US	1	25	2.9
Aviva	Mar. 2014	UK	1	132	8.5
DFS Trading I	Mar. 2014	UK	5	240	9.2
GSA I	Mar. 2014	US	1	135	1.6
National Oilwell Varco I	Mar. 2014	US	1	24	2.6
GSA II	Apr. 2014	US	2	25	2.1
OBI DIY	Apr. 2014	GER	1	144	3.1
DFS Trading II	Apr. 2014	UK	2	39	9.2
GSA III	Apr. 2014	US	2	28	2
GSA IV	May 2014	US	1	33	4.5
Indiana Department of Revenue	May 2014	US	1	99	2.0
National Oilwell Varco II	May 2014	US	1	23	9.2
Nissan	May 2014	US	1	462	7.8
GSA V	Jun. 2014	US	1	27	2.2
Lippert Components	Jun. 2014	US	1	539	5.7
Select Energy Services I	Jun. 2014	US	3	136	5.8
Bell Supply Co I	Jun. 2014	US	6	80	8.0
Axon Energy Products (3)	Jun. 2014	US	3	214	3.9
Lhoist	Jun. 2014	US	1	23	12.0
GE Oil & Gas	Jun. 2014	US	2	70	4.5
Select Energy Services II	Jun. 2014	US	4	143	5.9
Bell Supply Co II	Jun. 2014	US	2	19	8.0
Superior Energy Services	Jun. 2014	US	2	42	3.3
Amcor Packaging	Jun. 2014	UK	7	295	3.9
GSA VI	Jun. 2014	US	1	7	3.3
Nimble Storage	Jun. 2014	US	1	165	0.8
FedEx -3-Pack	Jul. 2014	US	3	339	2.1
Sandoz, Inc.	Jul. 2014	US	1	154	5.6
Wyndham	Jul. 2014	US	1	32	4.3
Valassis	Jul. 2014	US	1	101	2.3
GSA VII	Jul. 2014	US	1	26	3.9
AT&T Services	Jul. 2014	US	1	402	5.5
PNC - 2-Pack	Jul. 2014	US	2	210	8.6
Fujitsu	Jul. 2014	UK	3	163	9.2
Continental Tire	Jul. 2014	US	1	91	1.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
BP Oil	Aug. 2014	UK	1	3	4.8
Malthurst	Aug. 2014	UK	2	4	4.9
HBOS	Aug. 2014	UK	3	36	4.6
Thermo Fisher	Aug. 2014	US	1	115	3.7
Black & Decker	Aug. 2014	US	1	71	1.1
Capgemini	Aug. 2014	UK	1	90	2.3
Merck & Co.	Aug. 2014	US	1	146	4.7
GSA VIII	Aug. 2014	US	1	24	3.6
Waste Management	Sep. 2014	US	1	84	2.0
Intier Automotive Interiors	Sep. 2014	UK	1	153	3.4
HP Enterprise Services	Sep. 2014	UK	1	99	5.2
FedEx II	Sep. 2014	US	1	12	3.2
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	1.7
Dollar General - 39-Pack	Sep. 2014	US	21	200	7.2
FedEx III	Sep. 2014	US	2	221	3.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	3.7
Kuka	Sep. 2014	US	1	200	3.5
CHE Trinity	Sep. 2014	US	2	374	2.0
FedEx IV	Sep. 2014	US	2	255	2.1
GE Aviation	Sep. 2014	US	1	102	2.0
DNV GL	Oct. 2014	US	1	82	4.2
Bradford & Bingley	Oct. 2014	UK	1	121	8.8
Rexam	Oct. 2014	GER	1	176	4.2
FedEx V	Oct. 2014	US	1	76	3.5
C&J Energy	Oct. 2014	US	1	96	1.0
Onguard	Oct. 2014	US	1	120	3.0
Metro Tonic	Oct. 2014	GER	1	636	4.8
Axon Energy Products	Oct. 2014	US	1	26	3.8
Tokmanni	Nov. 2014	FIN	1	801	12.7
Fife Council	Nov. 2014	UK	1	37	3.1
GSA IX	Nov. 2014	US	1	28	1.3
KPN BV	Nov. 2014	NETH	1	133	6
Follett School	Dec. 2014	US	1	487	4.0
Quest Diagnostics	Dec. 2014	US	1	224	3.7
Diebold	Dec. 2014	US	1	158	1.0
Weatherford Intl	Dec. 2014	US	1	20	4.8
AM Castle	Dec. 2014	US	1	128	8.8
FedEx VI	Dec. 2014	US	1	28	3.7
Constellium Auto	Dec. 2014	US	1	321	8.9
C&J Energy II	Mar. 2015	US	1	125	2.8
Fedex VII	Mar. 2015	US	1	12	3.8
Fedex VIII	Apr. 2015	US	1	26	3.8
Crown Group I	Aug. 2015	US	2	204	3.0
Crown Group II	Aug. 2015	US	2	411	14.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	9.0
JIT Steel Services	Sep. 2015	US	2	127	9.0
Beacon Health System, Inc.	Sep. 2015	US	1	50	5.2
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	8.8
FedEx Ground	Sep. 2015	US	1	91	4.5
Office Depot	Sep. 2015	NETH	1	206	8.2
Finnair	Sep. 2015	FIN	4	656	10.2
Auchan	Dec. 2016	FR	1	152	2.6
Pole Emploi	Dec. 2016	FR	1	41	2.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Sagemcom	Dec. 2016	FR	1	265	3.1
NCR Dundee	Dec. 2016	UK	1	132	5.9
FedEx Freight I	Dec. 2016	US	1	69	2.7
DB Luxembourg	Dec. 2016	LUX	1	156	3
ING Amsterdam	Dec. 2016	NETH	1	509	4.5
Worldline	Dec. 2016	FR	1	111	3.0
Foster Wheeler	Dec. 2016	UK	1	366	3.6
ID Logistics I	Dec. 2016	GER	1	309	3.8
ID Logistics II	Dec. 2016	FR	2	964	3.9
Harper Collins	Dec. 2016	UK	1	873	4.7
DCNS	Dec. 2016	FR	1	97	3.8
Cott Beverages Inc	Feb. 2017	US	1	170	6.1
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	5.7
Bridgestone Tire	Sep. 2017	US	1	48	6.6
GKN Aerospace	Oct. 2017	US	1	98	6.0
NSA-St. Johnsbury I	Oct. 2017	US	1	87	11.8
NSA-St. Johnsbury II	Oct. 2017	US	1	85	11.8
NSA-St. Johnsbury III	Oct. 2017	US	1	41	11.8
Tremec North America	Nov. 2017	US	1	127	6.8
Cummins	Dec. 2017	US	1	59	4.4
GSA X	Dec. 2017	US	1	26	9.0
NSA Industries	Dec. 2017	US	1	83	12.0
Chemours	Feb. 2018	US	1	300	7.1
FCA USA	Mar. 2018	US	1	128	7.2
Lee Steel	Mar. 2018	US	1	114	7.8
LSI Steel - 3 Pack	Mar. 2018	US	3	218	6.8
Contractors Steel Company	May 2018	US	5	1,392	7.4
FedEx Freight II	Jun. 2018	US	1	22	11.7
DuPont Pioneer	Jun. 2018	US	1	200	7.9
Rubbermaid - Akron OH	Jul. 2018	US	1	669	8.1
NetScout - Allen TX	Aug. 2018	US	1	145	9.7
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	17.8
FedEx - Greenville NC	Sep. 2018	US	1	29	12.1
Penske	Nov. 2018	US	1	606	7.9
NSA Industries	Nov. 2018	US	1	65	17.9
LKQ Corp.	Dec. 2018	US	1	58	10.1
Walgreens	Dec. 2018	US	1	86	4.9
Grupo Antolin	Dec. 2018	US	1	360	11.8
VersaFlex	Dec. 2018	US	1	113	18.0
Cummins	Mar. 2019	US	1	37	7.9
Stanley Security	Mar. 2019	US	1	80	7.5
Sierra Nevada	Apr. 2019	US	1	60	8.3
EQT	Apr. 2019	US	1	127	9.5
Hanes	Apr. 2019	US	1	276	7.8
Union Partners	May 2019	US	2	390	8.3
ComDoc	Jun. 2019	US	1	108	8.4
Metal Technologies	Jun. 2019	US	1	228	13.4
Encompass Health	Jun. 2019	US	1	199	12.3
Heatcraft	Jun. 2019	US	1	216	7.5
C.F. Sauer SLB	Aug. 2019	US	6	598	18.6
SWECO	Sep. 2019	US	1	191	14.4
Viavi Solutions	Sep. 2019	US	2	132	11.7
Faurecia	Dec. 2019	US	1	278	8.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Plasma	Dec. 2019	US	9	125	9.5
Whirlpool	Dec. 2019	US	6	2,924	11.0
FedEx	Dec. 2019	CN	2	20	8.5
NSA Industries	Dec. 2019	US	1	116	19.0
Viavi Solutions	Jan. 2020	US	1	46	11.7
CSTK	Feb. 2020	US	1	56	9.2
Metal Technologies	Feb. 2020	US	1	31	14.2
Whirlpool	Feb. 2020	IT	2	196	5.4
Fedex	Mar. 2020	CN	1	29	19.3
Klaussner	Mar. 2020	US	4	2,195	11.2
Plasma	May 2020	US	6	79	10.7
Klaussner	Jun. 2020	US	1	261	19.3
NSA Industries	Jun. 2020	US	1	48	19.5
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	11.8
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	9.0
ZF Active Safety	Dec. 2020	US	1	216	12.8
FCA USA	Dec. 2020	US	1	997	9.6

Total			306	37,175	8.5
______________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2020.
(3)Of the three properties, one location is vacant while the other two properties remain in use.

The following table details distribution of our portfolio by country/location as of December 31, 2020:

Country	Acquisition Period	Number of Properties	Square Feet (in thousands)	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Canada	Dec. 2019	3	49	0.1%	6.7
Finland	Nov. 2014 - Sep. 2015	5	1,457	3.9%	11.6
France	Dec. 2016 - Dec. 2020	8	1,664	4.5%	3.7
Germany	Jan. 2014 - Dec. 2016	5	1,584	4.3%	4.0
Italy	Feb. 2020	2	196	0.5%	11.2
Luxembourg	Dec. 2016	1	156	0.4%	3.0
Spain	Sep. 2020	1	29	0.1%	11.7
The Netherlands	Jul. 2014 - Dec. 2016	3	849	2.3%	5.6
United Kingdom	Oct. 2012 - Dec. 2020	44	4,126	11.1%	8.2
United States	Aug. 2013 - Dec. 2020	216	27,000	72.6%	9.0
Puerto Rico	Dec. 2013	18	65	0.2%	4.5
Total		306	37,175	100.0%	8.5
_______________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2020.

The following table details the tenant industry distribution of our portfolio as of December 31, 2020:

Industry	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
Financial Services	14	$42,743	13%	3,291	9%
Healthcare	20	23,191	7%	1,049	3%
Technology	12	21,610	6%	1,084	3%
Auto Manufacturing	13	21,177	6%	3,397	9%
Consumer Goods	12	17,009	5%	4,061	11%
Aerospace	9	15,377	5%	1,416	4%
Freight	28	14,984	4%	1,494	4%
Government	15	14,528	4%	536	1%
Telecommunications	4	14,442	4%	865	2%
Logistics	6	14,432	4%	2,269	6%
Metal Processing	12	14,331	4%	2,472	7%
Energy	29	12,731	4%	1,043	3%
Engineering	1	11,596	3%	366	1%
Pharmaceuticals	4	10,805	3%	476	1%
Automotive Parts Supplier	5	9,560	3%	964	3%
Metal Fabrication	14	8,346	2%	1,208	3%
Discount Retail	22	8,168	2%	1,001	3%
Retail Food Distribution	3	7,816	2%	1,128	3%
Publishing	1	7,005	2%	873	2%
Home Furnishings	5	5,977	2%	2,456	7%
Specialty Retail	8	5,679	2%	486	1%
Food Manufacturing	6	3,979	1%	598	2%
Restaurant - Quick Service	19	3,403	1%	74	—%
Other [2]	44	31,389	11%	4,568	12%
Total	306	$340,278	100%	$37,175	100%
________
[1] Annualized straight-line rent converted from local currency into USD as of December 31, 2020 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.78, as of December 31, 2020 for illustrative purposes, as applicable.
[2] Other includes 25 industry types as of December 31, 2020.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2020:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	216	$214,809	63.2%	27,000	72.6%
Michigan	22	52,083	15.3%	5,878	15.9%
Texas	35	24,416	7.2%	1,926	5.2%
Ohio	18	19,247	5.7%	4,316	11.6%
California	7	18,176	5.3%	1,226	3.3%
New Jersey	3	8,322	2.5%	349	0.9%
Tennessee	5	8,247	2.4%	1,125	3.0%
North Carolina	9	8,210	2.4%	2,657	7.2%
Indiana	9	6,935	2.0%	1,521	4.1%
Missouri	5	6,810	2.0%	656	1.8%
Alabama	2	5,606	1.7%	257	0.7%
Illinois	8	5,369	1.6%	963	2.6%
New York	4	5,254	1.5%	760	2.0%
South Carolina	6	4,912	1.4%	801	2.2%
Pennsylvania	7	4,223	1.2%	459	1.2%
Kentucky	4	4,175	1.2%	523	1.4%
Florida	4	2,742	0.8%	305	0.8%
Connecticut	1	2,703	0.8%	87	0.2%
Colorado	2	2,384	0.7%	192	0.5%
Massachusetts	3	2,143	0.6%	150	0.4%
Minnesota	4	2,118	0.6%	292	0.8%
Kansas	7	1,889	0.6%	50	0.1%
Maine	2	1,878	0.6%	179	0.5%
Mississippi	2	1,580	0.5%	314	0.8%
Georgia	2	1,557	0.5%	492	1.3%
New Hampshire	3	1,457	0.4%	247	0.7%
South Dakota	2	1,289	0.4%	54	0.2%
Vermont	3	1,166	0.3%	213	0.6%
Nebraska	5	1,150	0.3%	101	0.3%
Iowa	3	1,117	0.3%	236	0.6%
Louisiana	4	1,111	0.3%	112	0.3%
West Virginia	1	980	0.3%	104	0.3%
North Dakota	3	884	0.3%	47	0.1%
Maryland	1	785	0.2%	120	0.3%
Oklahoma	8	699	0.2%	79	0.2%
New Mexico	5	556	0.2%	46	0.1%
Wyoming	1	498	0.2%	37	0.1%
Montana	1	441	0.1%	58	0.2%
Idaho	1	441	0.1%	22	0.1%
Delaware	1	362	0.1%	10	—%
Nevada	1	344	0.1%	14	—%
Utah	1	315	0.1%	12	—%
Virginia	1	235	0.1%	10	—%
United Kingdom	44	57,570	16.8%	4,127	11.1%
The Netherlands	3	15,317	4.5%	849	2.3%
Finland	5	15,142	4.5%	1,457	3.9%
France	8	14,309	4.2%	1,663	4.5%
Germany	5	10,588	3.1%	1,584	4.3%
Luxembourg	1	5,984	1.8%	156	0.4%
Puerto Rico	18	3,212	0.9%	65	0.2%
Italy	2	2,240	0.7%	196	0.5%
Canada	3	753	0.2%	49	0.1%
Spain	1	354	0.1%	29	0.1%
Total	306	$340,278	100%	37,175	100%
____________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2020 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.78 as of December 31, 2020 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2020:

(In thousands)	Future Minimum Base Rent Payments (1)
2021	$334,858
2022	324,706
2023	303,737
2024	267,943
2025	226,047
2026	195,178
2027	178,979
2028	164,548
2029	132,085
2030	94,226
Thereafter	318,934
Total	$2,541,241
_______
(1)Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.78 as of December 31, 2020 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2021	3	$5,879	1.7%	419	1.1%
2022	16	23,240	6.8%	1,630	4.4%
2023	28	26,146	7.7%	2,223	6.0%
2024	38	49,156	14.4%	4,598	12.4%
2025	38	39,426	11.6%	3,237	8.7%
2026	18	21,851	6.4%	2,079	5.6%
2027	19	7,899	2.3%	788	2.1%
2028	39	28,623	8.4%	4,084	11.0%
2029	23	34,885	10.3%	4,076	11.0%
2030	19	24,511	7.2%	1,958	5.3%
Total	241	$261,616	76.8%	25,092	67.6%
________
(1)Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.78 as of December 31, 2020 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2020, we did not have any tenant whose rentable square footage or annualized rental income represented greater than 10% of total portfolio rentable square footage or annualized rental income, respectively.
Significant Properties
As of December 31, 2020, we did not have any property whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized rental income, respectively.

Property Financings
See Note 4 — Mortgage Notes Payable, Net, Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2020 and 2019.
Item 3. Legal Proceedings.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”) for the period commencing June 2, 2015, the date on which we listed shares of our Common Stock on the NYSE and ending December 31, 2020. The graph assumes an investment of $100 on June 2, 2015 with the reinvestment of dividends.

Holders
As of February 19, 2021, we had 90.6 million shares of Common Stock outstanding held by 1,490 stockholders of record.
Dividends
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013. As a REIT, we are required, among other things, to distribute annually at least 90% of our REIT taxable income to our stockholders. Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash flows from our operations. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
For additional information on the restrictions on dividends and other distributions in our Credit Facility, see Note 5 — Revolving Credit Facility and Term Loan, Net to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”

For tax purposes, of the amounts distributed during the year ended December 31, 2020, 77.5%, or $1.34 per share per annum, and 22.5%, or $0.39 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2019, 69.1%, or $1.23 per share per annum, and 30.9%, or $0.55 per share per annum, represented a return of capital and ordinary dividends, respectively. All dividends paid on Series A Preferred Stock in 2020 and 2019 were considered 100% ordinary dividend income. All dividends paid on Series B Preferred Stock in 2020 were considered 100% ordinary dividend income. No dividends were paid on Series B Preferred Stock in 2019. See Note 9 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends. For a discussion of the dividend of preferred share purchase rights to common stockholders in April 2020 in connection with our short-term stockholder rights plan see Note 9 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
Dividends to Common Stockholders.
Historically, and through March 31, 2020, we paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. Dividends have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date.
Dividends to Series B Preferred Stockholders
Dividends on our Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by our board of directors.
Unregistered Sales of Equity Securities
None.
Item 6. Selected Financial Data
The following is selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	December 31,
Balance sheet data (In thousands)	2020	2019	2018	2017	2016
Total real estate investments, at cost	$4,318,954	$3,763,264	$3,420,899	$3,172,677	$2,931,695
Total assets	3,967,014	3,701,605	3,309,478	3,038,595	2,891,467
Mortgage notes payable, net	1,363,698	1,272,154	1,129,807	984,876	747,381
Revolving credit facility	111,132	199,071	363,894	298,909	616,614
Term loan, net	300,154	397,893	278,727	229,905
Senior notes, net	490,345	—	—	—	—
Mezzanine facility, net	—	—	—	—	55,383
Total liabilities	2,412,735	1,991,647	1,880,732	1,624,352	1,535,486
Total equity	1,554,279	1,709,958	1,428,746	1,414,243	1,355,981

Operating data (In thousands, except share and per share data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenue from tenants	$330,104	$306,214	$282,207	$259,295	$214,174
Operating expenses	(230,708)	(214,935)	(208,436)	(173,247)	(153,892)
(Loss) gain on dispositions of real estate investments	(153)	23,616	(5,751)	1,089	13,341
Operating income	99,243	114,895	68,020	87,137	73,623
Total other expenses	(83,496)	(64,087)	(54,689)	(60,411)	(21,624)
Income tax expense	(4,969)	(4,332)	(2,434)	(3,140)	(4,422)
Net income	10,778	46,476	10,897	23,586	47,577
Net income attributable to non-controlling interest	—	—	—	(21)	(437)
Preferred stock dividends	(18,553)	(11,941)	(9,815)	(2,834)	—
Net (loss) income attributable to common stockholders	$(7,775)	$34,535	$1,082	$20,731	$47,140
Other data:
Cash flows provided by operations	$176,851	$145,999	$144,597	$130,954	$114,394
Cash flows (used in) provided by investing activities	(470,527)	(294,476)	(457,946)	(78,978)	134,147
Cash flows provided by (used in) financing activities	140,680	300,003	312,192	(30,657)	(236,700)
Per share data:
Common stock dividends declared per common share	$1.73	$2.13	$2.13	$2.13	$2.13
Series A Preferred stock dividends declared per common share	$1.81	$1.81	$1.81	$1.81	$—
Series B Preferred stock dividends declared per common share	$1.72	$0.17	$—	$—	$—
Net (loss) income per common share attributable to common stockholders — Basic	$(0.09)	$0.40	$0.01	$0.30	$0.82
Net (loss) income per common share attributable to common stockholders — diluted	$(0.09)	$0.39	$0.01	$0.30	$0.82
Weighted-average number of common shares outstanding:
Basic	89,473,554	85,031,236	69,411,061	66,877,620	56,720,448
Diluted	89,473,554	86,349,645	69,663,208	66,877,620	56,720,448

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
Overview
We are an externally managed REIT that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of our roster of primarily “Investment Grade” (defined herein) tenants. We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2020, we owned 306 properties consisting of 37.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2020, 64% of our properties were located in the U.S. and Canada and 36% of our properties were located in Europe. In addition, our portfolio was comprised of 49% industrial/distribution properties, 46% office properties and 5% retail properties. These percentages are calculated using straight-line rent converted from local currency into USD as of December 31, 2020. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of the Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that has impacted and may continue to impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:
•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “ — Management Actions” below) and the adverse impact of tenants failing to timely pay rent has not at this point been material.
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of December 31, 2020, our portfolio had a high occupancy level of 99.7%, the weighted-average remaining term of our leases was 8.5 years (based on annualized straight line rent) and only 8.5% of our leases were expiring in the next two years (based on annualized straight-line rent).
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. However, as of December 31, 2020, we do not have a significant amount of debt principal repayments that come due in 2021 ($13.2 million) or 2022 ($20.5 million).
•Renewed volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
•The negative impact of the pandemic could impact our ability to comply with covenants in our revolving credit facility (our “Revolving Credit Facility”) and the related term loan facility (our “Term Loan”), which together comprise our senior unsecured multi-currency credit facility (our “Credit Facility”) Credit Facility and the amount available for future borrowings thereunder.
•The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of our Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
    For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A, “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S., Canadian, European and global economy and financial markets and has already had adverse effects and may worsen”.
The Advisor responded to the challenges resulting from the COVID-19 pandemic by, beginning in early March 2020, taking proactive steps to prepare for and actively mitigate the inevitable disruption resulting from COVID-19 such as, enacting safety measures, both required or recommended by relevant governmental authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. There has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the year ended December 31, 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. We have collected approximately 99% of the original cash rent due for the fourth quarter of 2020 across our entire portfolio, including approximately 100% from our top 20 tenants (based on the total of fourth quarter cash due from our top 20 tenants), representing 49% of our annual cash rent.
The table below present additional information on our cash rent collection for the fourth quarter of 2020 and is based on available information as of February 22, 2021. With respect to fourth quarter data previously reported, the amount of cash rent in the various categories described herein increased or decreased as a result of additional payments of cash rent and changes in the status of negotiations. This information may not be indicative of any future period and remains subject to changes based on ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present. We collected approximately 99% of the original cash rent due for the quarter ended December 31, 2020 across our entire portfolio, including approximately 100% from our top 20 tenants (based on the total of annual cash rent due from our top 20 tenants), representing 49% of our annual cash rent, approximately 99% of the original cash rent due in our assets in the United Kingdom and approximately 100% of the original cash rent due from our assets in the rest of Europe.

Fourth Quarter 2020 Cash Rent Status	United States (1)	United Kingdom	Europe	Total Portfolio
Cash rent paid (2)	98%	99%	100%	99%
Approved deferral agreement (3)	—%	—%	—%	—%
Deferral in negotiation (4)	—%	—%	—%	—%
Other (5)	2%	1%	—%	1%
	100%	100%	100%	100%
(1) Also includes Canada and Puerto Rico.
(2) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(3) Represents an amendment to the original lease agreement, or any lease amendments executed prior to this amendment, executed or approved by the tenant and landlord in light of the COVID-19 pandemic to defer a certain portion of cash rent. The typical Deferral Agreement defers a portion of the payment of the cash rent due during the fourth quarter 2020, with payment due during 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements.
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
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with our plans to acquire additional properties, we borrowed $205.0 million, under our Credit Facility. Additionally, we reduced the amount we pay in dividends on our common stock beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $48.0 million per year based on the number of shares of common stock outstanding at that time. For additional information on our financing activity during the year ended December 31, 2020 and subsequent to December 31, 2020, see the “Liquidity and Capital Resources - Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of our tenants is critical to our business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of our tenants to pay their monthly rent. We have taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary and, in some cases in the second quarter of 2020, we executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession. We elected to use this relief where applicable. In those circumstances, we have accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, we perform a lease modification analysis and if required, use lease modification accounting.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had an weighted-average remaining lease term of 8.5 years. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2020 and 2019, our cumulative straight-line rents receivable in the consolidated balance sheets was $61.0 million, which includes amounts related to deferral agreements noted above, and $51.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our revenue from tenants included impacts of unbilled rental revenue of $7.9 million, $6.8 million and $6.3 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition of property, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation, for all leases in place at the time of acquisition. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we also elected to reflect prior revenue and reimbursements previously reported under ASC 840 on a single line as well. For expenses paid directly by the tenant, under both ASC 842 and 840, we reflected them on a net basis.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see Note 2 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on From 10-K), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.

Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the year ended December 31, 2018, such amount was $0.8 million. We did not record any uncollectible amounts as reductions of revenue during the years ended December 31, 2020 or 2019.
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
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2020 and 2019. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020 and 2019, we did not have any properties designated as held for sale.
As more fully discussed in Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to our consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to the adoption of the new leasing standard on January 1, 2019 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three year period ended December 31, 2020, we had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were asset acquisitions.
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and are generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. We determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on our assessment, we determined that the goodwill was not impaired at the time of the triggering event evaluation. We also evaluated goodwill impairment in the fourth quarter of 2020 and determined that the goodwill was not impaired as of December 31, 2020. There were no material changes to this assessment as of December 31, 2020.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our results from operations because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower earnings on an annual basis.
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

The value of customer relationship intangibles is amortized to expense over the initial term of the lease and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is accelerated through the termination date or the date the tenant vacates the space to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above and Below-Market Lease Amortization
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
Above-market intangibles and below-market intangibles will also be treated in the same way as in-place intangibles upon a lease termination.
If a tenant modifies its lease, the unamortized portion of the in-place lease value, customer relationship intangibles, above-market leases and below market leases are assessed to determine whether their useful lives need to be amended (generally accelerated). Generally, we would not extend the useful lives of their intangible values upon a modification that is an extension.
The amortization associated with our operating lease right-of-use asset (“ROU”) is recorded in property operating expenses on a straight-line basis over the terms of the leases. Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the operating lease ROU presented on our consolidated balance sheet with no change to placement of the amortization expense of such balances.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under our Credit Facility are designated as net investment hedges. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. Dollar (“USD”). We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.
Equity-Based Compensation
We have a stock-based incentive plan under which our directors, officers and other employees of the Advisor, or its affiliates who are involved in providing services to us are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.for additional information).

Multi-Year Outperformance Agreements
Concurrent with the listing of our Common Stock on the NYSE on June 2, 2015 and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among us, the OP and the Advisor, we entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, we entered into the 2018 OPP with the Advisor. Under the 2018 OPP, effective June 2, 2018, we record equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under accounting guidance adopted by us on January 1, 2019 (see Note 2 — Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K), total equity-based compensation expense calculated as of the adoption of the new guidance is fixed as of that date and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP and accounting for these awards see Note 13 — Equity-based compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2020 and 2019. Please see the “Results of Operations” section located on page 48 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results of operations for the year ended December 31, 2018 and year-to-year comparisons between 2018 and 2019.
In addition to the comparative year over year discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s action taken to mitigate those risks and uncertainties.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was a loss of $7.8 million for the year ended December 31, 2020, as compared to net income attributable to common stockholders of $34.5 million for the year ended December 31, 2019. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $330.1 million and $306.2 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily driven by the impact of our property acquisitions and the impact of foreign exchange rates. During the year ended December 31, 2020 there were increases of 0.5% in the average exchange rate for GBP to USD and 2.0% in the average exchange rate for EUR to USD, when compared to the year ended December 31, 2019.
Property Operating Expenses
Property operating expenses were $32.4 million and $28.3 million for the years ended December 31, 2020 and 2019, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration (GSA) properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to higher reimbursable expenses incurred in the year ended December 31, 2020, primarily driven by the impact of our property acquisitions and the impact of foreign exchange rates. During the year ended December 31, 2020 there were increases of 0.5% in the average exchange rate for GBP to USD and 2.0% in the average exchange rate for EUR to USD, when compared to last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $35.8 million and $33.3 million for the years ended December 31, 2020 and 2019, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a

Base Management Fee of $18.0 million per annum ($4.5 million per quarter) plus a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles. The Advisor did not earn any Incentive Compensation during the years ended December 31, 2020 and 2019. The increase to operating fees between the periods in part results from an increase of $2.1 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated by offerings of equity securities since December 2019. The Variable Base Management Fee would increase in connection with any offerings or issuances of equity securities (see Note 11 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K. During the years ended December 31, 2020 and 2019, we paid property management fees of $6.2 million and $5.8 million, respectively. During the year ended December 31, 2020, we incurred leasing commissions to the Property Manager of $1.5 million, of which $0.1 million was recorded as a property management fee in operating fees to related parties in our consolidated statement of operations for the year ended December 31, 2020. The remainder of the balance will be recorded over the terms of the related leases.
Impairment Charges and Related Lease Intangible Write-offs
There were no impairment charges recorded during the year ended December 31, 2020. During the fourth quarter of 2019, we closed on the sale of two properties in the Netherlands. We had previously concluded that the estimated sales price for these two properties was lower than their respective carrying values, and we recorded an impairment charge of $6.4 million to reflect the estimated sales price of the properties during the third quarter of 2019.
Acquisition, Transaction and Other Costs
We recognized $0.7 million of acquisition, transaction and other costs during the year ended December 31, 2020, which were primarily related to costs for terminated acquisitions. We recognized $1.3 million of acquisition, transaction and other costs during the year ended December 31, 2019, which primarily consisted of litigation costs related to the termination of our former European service provider.
General and Administrative Expense
General and administrative expense was $13.3 million and $10.1 million for the years ended December 31, 2020 and 2019, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance, and including expense reimbursements of approximately $1.1 million to the Advisor under the Advisory Agreement for the year ended December 31, 2020. The increase for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an increase in professional fees.
Equity-Based Compensation
During the year ended December 31, 2020 and 2019, we recognized equity-based compensation expense of $10.1 million and $9.5 million, respectively, which primarily related to the 2018 OPP. Equity-based compensation expense also includes amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units (“RSUs”) in respect of shares of Common Stock granted to our independent directors. Equity-based compensation expense related to the 2018 OPP is fixed as of January 1, 2019 and is only remeasured in subsequent periods if the 2018 OPP is amended. In February 2019, the 2018 OPP was amended in light of the effectiveness of a merger of one member of the peer group. Under the accounting rules, we were required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date our compensation committee approved the amendment, through June 2, 2021, the end of the service period. For additional information, see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements and Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $138.5 million and $126.0 million for the years ended December 31, 2020 and 2019, respectively. The increase was due to the impact of our property acquisitions during 2020 and 2019 and dispositions during 2019. The increase in depreciation and amortization expense for our European and U.K. properties increased due to increases in the exchange rate on both the GBP to USD and the EUR to USD during the year ended December 31, 2020 of 0.5% in the average exchange rate for GBP to USD and 2.0% in the EUR to USD, when compared to 2019.

(Loss) Gain on Dispositions of Real Estate Investments
During the year ended December 31, 2020, we did not sell any properties. During the year ended December 31, 2019, we sold 97 located in the United States (94 Family Dollar retail stores and three industrial properties), for $136.7 million resulting in a gain of $14.0 million, one property located in the United Kingdom for $9.1 million resulting in a loss of $0.4 million, two properties in the Netherlands and three properties in Germany for $165.5 million resulting in a gain of $10.0 million. These dispositions generated gross sale prices of approximately $311.3 million (based on USD equivalents on the date of sale), resulting in an aggregate gain of $23.6 million.
Interest Expense
Interest expense was $71.8 million and $64.2 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily related to an increase in average borrowings. The amount of our total gross debt outstanding increased from $1.9 billion as of December 31, 2019 to $2.3 billion as of December 31, 2020, and the weighted-average effective interest rate of our total debt was 3.0% as of December 31, 2019 and 3.3% as of December 31, 2020. The increase in interest expense was also impacted by increases during the year ended December 31, 2020 of 0.5% in the average exchange rate for GBP to USD and 2.0% in the average exchange rate for EUR to USD when compared to the same period last year. As of the year ended December 31, 2020, approximately 30% of our total debt outstanding was denominated in EUR and 10% of our total debt outstanding was denominated in GBP, and as of the year ended December 31, 2019, approximately 40% of our total debt outstanding was denominated in EUR and 18% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2020, approximately 60% of our total debt outstanding was secured and 40% was unsecured. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $3.6 million and $0.9 million, for the years ended December 31, 2020 and 2019, respectively. The amount in 2020 is comprised of $2.0 million of expenses related to the repayment of the loan on our Whirlpool properties due to the write-off of deferred financing costs and costs related to the termination of interest rate swaps, $1.3 million of expenses related to the write-off of deferred financing costs related to the partial paydown of our Term Loan in December 2020 and $0.3 million of expenses related to the refinancing of the mortgages on our properties located in France. For the year ended December 31, 2019, this amount was primarily related to the write off of previously recorded deferred financing costs.
Foreign Currency and Interest Rate Impact on Operations
The loss of $2.3 million and gain of $0.8 million on derivative instruments for the years ended December 31, 2020 and 2019, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD.
Unrealized (Loss) Income on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
During the year ended December 31, 2020, we recorded losses of $6.0 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the fourth quarter of 2020, we identified certain historical errors in the second and third quarters of 2020 related to the recording of the impact of foreign currency changes on the over-hedged portion of our net investment hedges, which is the portion considered to be ineffective. The amounts, which totaled $1.3 million and $2.6 million for the second and third quarters of 2020, respectively, were incorrectly recorded as a currency translation adjustment in AOCI as opposed to being recorded as losses in unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness in the consolidated statement of operations. We concluded that the errors were not material for any prior quarterly periods presented and we adjusted the amounts on a cumulative basis in the fourth quarter of 2020. As a result, we recorded $3.9 million in unrealized (loss) on undesignated foreign currency advances and other hedge ineffectiveness in the fourth quarter of 2020 in order to correct these errors. For additional information on the above or on our derivative accounting policies and derivatives and hedging activities, see the Note 2 — Summary of Significant Accounting Policies and Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K.
During the year ended December 31, 2019, we recorded a gain of $0.1 million on undesignated foreign currency advances and other hedge ineffectiveness.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, the CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the year ended December 31, 2020, the average exchange rate for GBP to USD increased by 0.5%, and the average exchange rate for EUR to USD increased by 2.0%, when compared to the year ended December 31, 2019.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $5.0 million and $4.3 million for the years ended December 31, 2020 and 2019, respectively.
Cash Flows from Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $176.9 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2020 reflect net income of $10.8 million, adjusted for non-cash items of $149.6 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), and equity-based compensation). In addition, operating cash flow increased by $4.6 million due to working capital items, which was partially offset by a lease incentive payment made by us of $4.7 million related to the signing of lease extensions for four properties leased to Finnair during the year ended December 31, 2020. The incentive was negotiated in exchange for extending the weighted-average remaining lease term on the properties from 4.7 years to 11.0 years..
During the year ended December 31, 2019, net cash provided by operating activities was $146.0 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2019 reflect net income of $46.5 million, adjusted for non-cash items of $137.3 million, consisting primarily of depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent, and equity-based compensation). In addition, working capital items decreased operating cash flows by $22.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 of $470.5 million was primarily driven by property acquisitions of $464.1 million, and capital expenditures of $6.4 million.
Net cash used in investing activities during the year ended December 31, 2019 of $294.5 million was primarily driven by property acquisitions of $562.7 million and capital expenditures of $17.3 million. These cash uses were partially offset by net proceeds from asset dispositions of $288.4 million during the year ended December 31, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities of $140.7 million during the year ended December 31, 2020 was a result of net proceeds from the issuance of our Senior Notes of $500.0 million, net proceeds from mortgage borrowings and repayments of $46.0 million and net proceeds from the issuance of Series B Preferred Stock of $10.2 million. These cash inflows were offset primarily by net payments under our Revolving Credit Facility of $90.6 million, payments of principal on our Term Loan of $136.7 million, dividends paid to common stockholders of $155.1 million, dividends paid on Series A Preferred Stock of $12.3 million, dividends paid on Series B Preferred Stock of $5.1 million and payments of financing costs of $14.2 million.
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

Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which impacts the amount of cash we generate from our operations. During the year ended December 31, 2020, we took proactive steps to collect rent and to otherwise mitigate the impact on our business and liquidity. The future impact of the pandemic on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends, and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $124.2 million and $270.3 million, respectively. See discussion above our how our cash flows from various sources impacted our cash. Principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any.
During the year ended December 31, 2020, cash used to pay our dividends was generated from cash flows provided by operations.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock and preferred stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion). In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes. The proceeds from asset dispositions of $288.4 million during the year ended December 31, 2019 were primarily used to fund acquisitions during the years ended December 31, 2020 and 2019.
Acquisitions and Dispositions — Year Ended December 31, 2020
During the year ended December 31, 2020, we acquired 28 properties for $464.1 million, including capitalized acquisition costs. The acquisition of seven of these properties for $293.3 million, including capitalized acquisition costs, was completed during the three months ended December 31, 2020. During the three months and year ended December 31, 2020, our acquisitions were primarily funded with cash on hand, including proceeds from our underwritten offering of Series B Preferred Stock on November 20, 2019, borrowings under the Revolving Credit Facility and proceeds from 2019 dispositions. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
We did not dispose of any properties during the three months and year ended December 31, 2020.
Acquisitions and Dispositions Subsequent to December 31, 2020 and Pending Transactions
Subsequent to December 31, 2020, we did not acquire any properties. We have signed one definitive purchase and sale agreement (“PSA”) to acquire one net lease property located in the U.S., for a purchase price of approximately $6.9 million. We have signed two non-binding letters of intent (“LOIs”) to acquire two net lease properties, located in the United States, for an aggregate purchase price of $22.1 million. The PSA is subject to conditions and the LOIs may not lead to a definitive agreement. There can be no assurance we will complete these transactions, or any future acquisitions or other investments, on a timely basis or on acceptable terms and conditions, if at all. Since the onset of the COVID-19 pandemic, the overall amount of available acquisitions has been reduced, and although we have adjusted our historical capitalization rate target, in many cases current sellers have not yet made similar changes to their pricing expectations. We believe that over time, bidding and asking prices will converge to establish a long-term trend of lower prices.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of up to $250.0 million through sales of Common Stock from time to time through our sales agents. We did not sell any shares of Common Stock through the Common Stock ATM Program during the year ended December 31, 2020.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of up to $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the year ended December 31, 2020, we sold 411,953 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $10.4 million, before commissions paid of approximately $0.2 million and additional issuance costs of $0.1 million. During the three months ended December 31, 2020, we sold 226,825 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $5.7 million and net proceeds of $5.6 million after commissions and fees paid of $0.1 million.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of December 31, 2020, we had total debt outstanding of $2.3 billion bearing interest at a weighted-average interest rate per annum equal to 3.3% and as of December 31, 2019, we had total debt outstanding of $1.9 billion bearing interest at a weighted-average interest rate per annum equal to 3.0%. As of December 31, 2020, 96% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 3.3% per annum. As of December 31, 2020, 4% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 2.6% per annum for the year ended December 31, 2020. The total gross carrying value of unencumbered assets as of December 31, 2020 was $1.8 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) was 57.4% as of December 31, 2020. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of fair value of such debt as of December 31, 2020. As of December 31, 2020 the weighted-average maturity of our indebtedness was 5.4 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we and the OP issued $500.0 million aggregate principal amount of 3.750% Senior Notes due 2027. As of December 31, 2020, the amount of the Senior Notes outstanding totaled $490.3 million, which is net of $9.7 million of deferred financing costs. At closing, the issuers used the net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers’ discounts and offering fees and expenses, to repay approximately $88.0 million of secured loans, repay amounts borrowed under the Revolving Credit Facility of approximately $266.4 million, and used the remaining proceeds of approximately $136.3 to partially repay the Term Loan. The Senior Notes were issued in transactions exempt from registration under the Securities Act of 1933, as amended. See Note 6 — Senior Notes, Net for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2020, we had secured mortgage notes payable of $1.4 billion, net of mortgage discounts and deferred financing costs.

On May 14, 2020, we, through certain subsidiaries, entered into a loan agreement with HSBC France (“HSBC”) and borrowed €70.0 million ($75.6 million based on the exchange rate on that date) secured by the seven properties we own in France. The maturity date of this loan is May 14, 2025 and it bears interest at a rate of 3-month EURIBOR (with a floor of 0.0%) plus an initial margin of 2.3% per year, with the interest rate for €63.0 million ($68.0 million based on the exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 90% of the principal amount of the loan and is fixed at 2.5% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €25.0 million ($27.0 million based on the exchange rate on that date) was used to repay all outstanding indebtedness on four of the properties. Of the remaining proceeds, approximately €20.0 million ($21.6 million based on the exchange rate on that date) was used to repay amounts outstanding under the Revolving Credit Facility and the remaining balance is available for general corporate purposes.
On July 10, 2020, we, through certain wholly-owned subsidiaries, borrowed $88.0 million from a syndicate of regional banks led by BOK Financial. In December, 2020 this loan was repaid, without penalty, with net proceeds from the Company’s newly issued Senior Notes. The loans were secured by six industrial properties triple-net leased to Whirlpool Corporation and located in Tennessee and Ohio that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At the time of the closing of the loans in July 2020, approximately $84.0 million was used to repay amounts outstanding under the Revolving Credit Facility, with the remaining proceeds of approximately $2.2 million, after costs and fees related to the loan, available for general corporate purposes. The loan bore interest at a floating interest rate of one-month LIBOR plus 2.9%, with the interest rate fixed at 3.45% by swap agreement.
Repayments of principal under the mortgage loan secured by all our properties located in the United Kingdom began in October 2020 based on amounts specified under the loan. In October 2020, approximately $2.6 million in principal was repaid in accordance with the terms of this mortgage note payable. Approximately $13.2 million (approximately £9.7 million) in principal is due during the year ending December 31, 2021, which is the only debt we have coming due during 2021.
Credit Facility
As of December 31, 2020, outstanding borrowings under the Revolving Credit Facility were $111.1 million and the total outstanding balance on our term loan was $300.2 million, net of deferred financing costs. During the year ended December 31, 2020, we borrowed an additional $338.1 million and repaid approximately $428.7 million under the Revolving Credit Facility and we repaid $136.7 million of principal on the Term Loan. Subsequent to December 31, 2020, we borrowed an additional $15.0 million under the Revolving Credit Facility, which we expect to use for general corporate purposes.
As of December 31, 2020, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on December 31, 2020. On February 24, 2021, following a request by us, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2021, we may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of December 31, 2020, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of December 31, 2020, approximately $94.5 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all of our properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when we executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.4 million as of December 31, 2020). The guaranty remains in effect and contains a covenant that requires us to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This does not constitute a breach of the covenant and is not an event of default under the loan. We are currently in negotiations to cure the cash trap event. If the value of the underlying portfolio continues to decline, the loan to value ratio may exceed the financial covenant required under the loan of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, our intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. While we do not anticipate that any arrangement required to cure the cash trap that occurred during the fourth quarter of 2020 will have a material impact on our liquidity, if we are unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, we may experience future cash trap events that could adversely impact our liquidity.
In addition, during the three months ended December 31, 2020, we also triggered a cash sweep event under one of our mortgage loans with a balance of $98.5 million as of December 31, 2020, because a major tenant failed to renew its lease. This is not an event of default and instead triggers a cash sweep event. Subsequent to December 31, 2020, we cured this event through one of the available options under the loan by putting a $3.2 million letter of credit in place. We may be required to put additional letters of credit in place up to an aggregate of $7.4 million if we are not able to find a suitable replacement tenant prior to the fourth quarter of 2021, and the letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the Overview - Management Update on the Impacts of the COVID-19 Pandemic section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on second quarter rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate net income and NAREIT FFO has not, and we do not expect we will be, significantly impacted by the deferrals we have entered into. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K.

The table below reflects the items deducted from or added to net income attributable to common stockholders in our calculation of FFO, Core FFO and AFFO for the periods indicated. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect the proportionate share of adjustments for non-controlling interest to arrive at FFO, Core FFO and AFFO, as applicable.

	Year Ended December 31,
(In thousands)	2020	2019
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(7,775)	$34,535
Impairment charges and related lease intangible write-offs	—	6,375
Depreciation and amortization	138,543	125,996
Loss (gain) on dispositions of real estate investments	153	(23,616)
FFO (as defined by NAREIT) attributable to common stockholders	130,921	143,290
Acquisition, transaction and other costs (1)	663	1,320
Loss on extinguishment of debt (2)	3,601	949
Fire (recovery) loss	—	—
Core FFO attributable to common stockholders	135,185	145,559
Non-cash equity-based compensation	10,065	9,530
Non-cash portion of interest expense	7,809	6,614
Amortization related to above and below-market lease intangibles and right-of-use assets, net	791	1,655
Straight-line rent	(7,937)	(6,758)
Straight-line rent (rent deferral agreements) (3)	1,808	—
Unrealized loss (income) on undesignated foreign currency advances and other hedge ineffectiveness	6,039	(76)
Eliminate unrealized losses (gains) on foreign currency transactions (4)	6,752	2,919
Amortization of mortgage discounts	13	260
AFFO attributable to common stockholders	$160,525	$159,703

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$130,921	$143,290
Core FFO attributable to common stockholders	$135,185	$145,559
AFFO attributable to common stockholders	$160,525	$159,703
_____
(1)For the year ended December 31, 2019, acquisition, transaction and other costs primarily related to litigation costs resulting from litigation with our former European service provider.
(2)For the year ended December 31, 2019, primarily includes non-cash write off of deferred financing costs.
(3)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period, for purposes of AFFO, as they are expected to be collected.
(4)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2020, losses on derivative instruments were $2.3 million which consisted of unrealized losses of $6.8 million and realized gains of $4.5 million. For the year ended December 31, 2019, gains on derivative instruments were $0.8 million which consisted of unrealized losses of $2.9 million and realized gains of $3.7 million.
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
Through March 31, 2020, we paid dividends on Common Stock at an annualized rate of $2.13 per share, or $0.5325 per share on a quarterly basis. In March 2020, our board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which was effective beginning in the second quarter of 2020 with our April 1, 2020 dividend declaration. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.

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
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to further reduce the amount of dividends we pay. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, most recently in connection with the amendment and restatement of our Credit Facility in August 2019. There can be no assurance that they will do so again in the future. See “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”

Cash used to pay dividends and distributions during the year ended December 31, 2020 was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020		December 31, 2020
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$47,638		$35,784		$35,793		$35,844		$155,059
Dividends to holders of Series A Preferred Stock	3,081		3,082		3,080		3,082		12,325
Dividends to holders of Series B Preferred Stock	577		1,482		1,482		1,564		5,105
Distributions to holders of LTIP Units	135		99		103		104		441
Total dividends and distributions	$51,431		$40,447		$40,458		$40,594		$172,930

Source of dividend coverage:
Cash flows provided by operations	$41,895	81.5%	$40,447	100.0%	$40,458	100.0%	$40,594	100.0%	$172,930	(1)	100.0%
Available cash on hand	9,536	18.5%	—	—%	—	—%	—	—%	—	(1)	—%
Total sources of dividend and distribution coverage	$51,431	100.0%	$40,447	100.0%	$40,458	100.0%	$40,594	100.0%	$172,930		100.0%

Cash flows provided by operations (GAAP basis)	$41,895		$47,819		$46,614		$40,523		$176,851

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$5,038		$966		$(502)		$(13,277)		$(7,775)
_____
(1) Year-to-date totals do may equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates (see Note 8 — Derivatives and Hedging Activities to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion).

Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Principal on mortgage notes payable	$1,378,686	$13,222	$351,920	$323,793	$689,751
Interest on mortgage notes payable (1)	616,079	52,354	94,011	64,023	405,691
Principal on Revolving Credit Facility	111,132	—	111,132	—	—
Interest on Revolving Credit Facility	5,924	2,295	3,629	—	—
Principal on Term Loan	303,036	—	—	303,036	—
Interest on Term Loan (1)	20,369	5,684	11,368	3,317	—
Principal on Senior Notes	500,000	—	—	—	500,000
Interest on Senior Notes	131,250	18,750	37,500	37,500	37,500
Operating ground lease rental payments due (2)	49,780	1,510	3,020	3,033	42,217
Total (3) (4)	$3,116,256	$93,815	$612,580	$734,702	$1,675,159
________
(1)Based on exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020.
(2)Ground lease rental payments due for our ING Amsterdam lease are not included in the table above as our ground rent for this property is prepaid through 2050.
(3)Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2020, which consisted primarily of the Euro and the GBP. At December 31, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
(4)Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2020, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $19.5 million (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
As of December 31, 2020, our total consolidated debt, which includes borrowings under the Credit Facility and secured mortgage financings, had a total carrying value of $2.3 billion, an estimated fair value of $2.4 billion and a weighted-average effective interest rate per annum of 3.3%. At December 31, 2020, a significant portion (approximately 96%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate.
The annual interest rates on our fixed-rate debt mortgage debt at December 31, 2020 ranged from 1.4% to 4.9% and the fixed interest rate on our Senior Notes is 3.75%. In the aggregate, these fixed rate instruments had a weighted-average interest rate of 3.3%.
The contractual annual interest rates on our variable-rate debt at December 31, 2020 ranged from 1.9% to 4.1% and had a weighted-average interest rate of 2.6%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2020:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)	Total Debt
2021	$10,578	$2,644	$13,222
2022	16,380	4,095	20,475
2023	370,155	72,422	442,577
2024	522,823	18,152	540,975
2025	85,854	—	85,854
Thereafter	1,189,751	—	1,189,751
Total	$2,195,541	$97,313	$2,292,854
____________________
(1)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020, for illustrative purposes, as applicable.
(2)Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2020 by an aggregate increase of $110.0 million or an aggregate decrease of $92.7 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2020 would increase by $1.1 million and decrease by $0.6 million, respectively for each respective 1% change in annual interest rates.
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
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2020, we did not have any draws in excess of our net investments (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net liability position of $4.0 million at December 31, 2020 (see Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2020, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2021	$62,123	$57,049	$753	$119,925
2022	62,472	56,304	753	119,529
2023	61,350	53,351	753	115,454
2024	43,472	46,026	753	90,251
2025	29,257	34,302	753	64,312
Thereafter	111,333	180,448	1,827	293,608
Total	$370,007	$427,480	$5,592	$803,079
_______________________
(1)Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.78 as of December 31, 2020 for illustrative purposes, as applicable.
Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations and the portion of our Term Loan denominated in EUR as of December 31, 2020, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2021	$7,240	$38,184	$45,424
2022	7,156	44,452	51,608
2023	70,320	283,699	354,019
2024	245,095	4,475	249,570
2025	93,010	4,882	97,892
Thereafter	28,625	19,529	48,154
Total	$451,446	$395,221	$846,667

	Future Debt Service Payments (1) (2)
	Credit Facility (Term Loan Portion)
(In thousands)	EUR	Total
2021	$5,684	$5,684
2022	5,684	5,684
2023	5,684	5,684
2024	306,353	306,353
2025	—	—
Thereafter	—	—
Total	$323,405	$323,405
_______________________
(1)Assumes exchange rate of €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(2)Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at December 31, 2020.
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2020, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (64%) and the remaining are in Finland (5%), France (4%), Germany (3%), Luxembourg (2%), The Netherlands (5%) and the United Kingdom (17%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2020. Based on annualized rental income, at December 31, 2020, our directly owned real estate properties contain significant concentrations in the following asset types: office (46%), industrial/distribution (49%), and retail (5%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2020, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Stockholder Rights Plan Amendment

On February 26, 2021, we amended our rights agreement with American Stock Transfer and Trust Company, LLC, as Rights Agent, solely to extend the expiration date of the rights under the stockholder rights plan from April 8, 2021 to April 8, 2024, unless earlier exercised, exchanged, amended, redeemed, or terminated. Please see Note 9 — Stockholder’s Equity —Stockholder Rights Plan for additional information on the plan.
The foregoing description of the material terms of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-52 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 and for the years ended December 31, 2020 and 2019.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (1)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (2)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (3)	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.
4.2 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3 (2)	Rights Agreement, dated April 9, 2020, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.4 *	Amendment to Rights Agreement, dated February 26, 2021, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.5 (4)	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes).
10.1 (3)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (5)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (6)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.4 (5)	Global Net Lease, Inc. (f/k/a American Realty Capital Global Daily Net Asset Trust, Inc.) 2012 Stock Option Plan.
10.5 (7)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.6 (8)	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.
10.7 (8)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.8 (8)	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.9 (8)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.10 (8)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

Exhibit No.	Description
10.11 (9)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.12 (10)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.13 (11)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.14 (12)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.15 (12)	2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.16 (13)
First Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of August 14, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.17 (14)
Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

10.18 (15)	Third Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6, 2020, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.19 (16)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.20 (17)	Form of Restricted Stock Unit Award Agreement.
10.21 (17)
Third Amendment, dated as of February 27, 2019, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.22 (18)
First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.23(17)
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

10.24 (19)	Property Management and Leasing Agreement, dated as of April 5, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.25 (18)
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

10.26 (20)
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

10.27 (21)
First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.28 (21)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.29 (21)
First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

10.30 (22)	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender.

Exhibit No.	Description
10.31 (22)	Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.32 (22)	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.33 (22)
Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.

10.34 (22)	Property Management and Leasing Agreement, dated as of September 12, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.35 (23)
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

10.36 (24)	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.37 (25)	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.38 (25)
Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc.

10.39 (19)
First Amendment, dated as of December 31, 2019, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.40 (19)	Form of Indemnification Agreement.
10.41 (26)	Form of Restricted Share Award Agreement.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
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
_________________
* Filed herewith

(1)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.
(2)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2020.
(3)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 2, 2015.
(4)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 17, 2020.
(5)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.
(6)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2015.
(7)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2017.
(8)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017.
(9)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2017.
(10)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
(11)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2018.
(12)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2018.

(13)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2018.
(14)Filed as an exhibit to our Current Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 7, 2018.
(15)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020.
(16)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 16, 2018.
(17)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
(18)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019.
(19)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
(20)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2019.
(21)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2019.
(22)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2019.
(23)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2019.
(24)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 22, 2019.
(25)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2019.
(26)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 2021.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, and Nominating and Corporate Governance Committee Chair	February 26, 2021
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 26, 2021
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2021
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director, Audit Committee Chair	February 26, 2021
M. Therese Antone

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 26, 2021
Edward G. Rendell

/s/ Lee M. Elman	Independent Director, Conflicts Committee Chair	February 26, 2021
Lee M. Elman

/s/ Abby M. Wenzel	Independent Director	February 26, 2021
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocations for Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions with cash paid for acquired real estate investments, net of liabilities assumed, of $464.1 million during the year ended December 31, 2020. For acquired properties with leases classified as operating leases, management allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.

The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are the significant judgment by management to develop the fair value estimates of tangible and intangible assets and liabilities. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence relating to these fair value estimates. In addition, significant audit effort was required in evaluating the significant assumptions relating to the discounted cash flows of tangible and intangible assets and liabilities and capitalization rates, discount rates, fair market lease rates, and land values per square foot. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s valuation of tangible and intangible assets and liabilities and controls over developing the assumptions used in the discounted cash flow model, related to capitalization rates, discount rates, fair market lease rates, and land values per square foot. Audit procedures also included, among others, (i) reading the executed purchase agreements and lease documents; (ii) testing management’s process for estimating the fair value of tangible and intangible assets and liabilities; (iii) testing management’s projected cash flows used to estimate the fair value of tangible and intangible assets and liabilities, using professionals with specialized skill and knowledge to assist in doing so; and (iv) evaluating the accuracy of discounted cash flow model outputs, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of the significant assumptions used in the discounted cash flow model, related to capitalization rates, discount rates, fair market lease rates, and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2021

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments, at cost (Note 3):
Land	$476,599	$414,446
Buildings, fixtures and improvements	3,124,884	2,685,325
Construction in progress	5,486	11,725
Acquired intangible lease assets	711,985	651,768
Total real estate investments, at cost	4,318,954	3,763,264
Less accumulated depreciation and amortization	(675,200)	(517,123)
Total real estate investments, net	3,643,754	3,246,141
Cash and cash equivalents	124,245	270,302
Restricted cash	1,448	3,985
Derivative assets, at fair value (Note 8)	525	4,151
Unbilled straight-line rent	61,007	51,795
Operating lease right-of-use asset (Note 10)	58,395	50,211
Prepaid expenses and other assets	43,929	37,370
Due from related parties	377	351
Deferred tax assets	2,367	4,441
Goodwill and other intangible assets, net	23,089	21,920
Deferred financing costs, net	7,878	10,938
Total Assets	$3,967,014	$3,701,605

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,363,698	$1,272,154
Revolving credit facility (Note 5)	111,132	199,071
Term loan, net (Note 5)	300,154	397,893
Senior notes, net (Note 6)	490,345	—
Acquired intangible lease liabilities, net	32,970	30,529
Derivative liabilities, at fair value (Note 8)	19,984	7,507
Due to related parties	2,002	342
Accounts payable and accrued expenses	28,310	22,903
Operating lease liability (Note 10)	25,350	23,985
Prepaid rent	21,481	17,236
Deferred tax liability	12,157	14,975
Taxes payable	—	1,046
Dividends payable	5,152	4,006
Total Liabilities	2,412,735	1,991,647
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2020 and 2019	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 3,861,953 and 3,450,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	39	35
Common stock, $0.01 par value, 250,000,000 shares authorized, 89,614,601 and 89,458,752 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,227	2,225
Additional paid-in capital	2,418,659	2,408,353
Accumulated other comprehensive income	8,073	20,195
Accumulated deficit	(896,547)	(733,245)
Total Stockholders’ Equity	1,532,519	1,697,631
Non-controlling interest	21,760	12,327
Total Equity	1,554,279	1,709,958
Total Liabilities and Equity	$3,967,014	$3,701,605

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue from tenants	$330,104	$306,214	$282,207

Expenses (income):
Property operating	32,372	28,314	28,732
Fire (recovery) loss	—	—	(50)
Operating fees to related parties	35,801	33,292	28,234
Impairment charges and related lease intangible write-offs	—	6,375	5,000
Acquisition, transaction and other costs (Note 10)	663	1,320	13,850
General and administrative	13,264	10,108	10,439
Equity-based compensation	10,065	9,530	2,649
Depreciation and amortization	138,543	125,996	119,582
Total expenses	230,708	214,935	208,436
Operating income before (loss) gain on dispositions of real estate investments	99,396	91,279	73,771
(Loss) gain on dispositions of real estate investments	(153)	23,616	(5,751)
Operating income	99,243	114,895	68,020
Other income (expense):
Interest expense	(71,804)	(64,199)	(57,973)
Loss on extinguishment of debt	(3,601)	(949)	(3,897)
(Loss) gain on derivative instruments	(2,341)	769	7,638
Unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness	(6,039)	76	(434)
Other income (loss)	289	216	(23)
Total other expense, net	(83,496)	(64,087)	(54,689)
Net income before income tax	15,747	50,808	13,331
Income tax expense	(4,969)	(4,332)	(2,434)
Net income	10,778	46,476	10,897
Preferred stock dividends	(18,553)	(11,941)	(9,815)
Net (loss) income attributable to common stockholders	$(7,775)	$34,535	$1,082

Basic and Diluted (Loss) Earnings Per Common Share:
Net (loss) income per share attributable to common stockholders — Basic	$(0.09)	$0.40	$0.01
Net (loss) income per share attributable to common stockholders — Diluted	$(0.09)	$0.39	$0.01
Weighted average common shares outstanding:
Basic	89,473,554	85,031,236	69,411,061
Diluted	89,473,554	86,349,645	69,663,208

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$10,778	$46,476	$10,897

Other comprehensive income (loss)
Cumulative translation adjustment	(3,266)	21,147	(17,555)
Designated derivatives, fair value adjustments	(8,856)	(7,430)	4,918
Other comprehensive income (loss)	(12,122)	13,717	(12,637)

Comprehensive income (loss)	(1,344)	60,193	(1,740)

Preferred stock dividends	(18,553)	(11,941)	(9,815)

Comprehensive income (loss) attributable to common stockholders	$(19,897)	$48,252	$(11,555)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2017	5,409,650	$54	—	$—	67,287,231	$2,003	$1,860,058	$19,447	$(468,396)	$1,413,166	$1,077	$1,414,243
Issuance of Common Stock, net	—	—	—	—	8,793,394	88	171,682	—	—	171,770	—	171,770
Issuance of Series A Preferred Stock, net	7,240	—	—	—	—	—	(227)	—	—	(227)	—	(227)
Dividends declared:
Common Stock, $2.13 per share	—	—	—	—	—	—	—	—	(147,549)	(147,549)	—	(147,549)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(9,815)	(9,815)	—	(9,815)
Equity-based compensation	—	—	—	—	—	—	468	—	—	468	2,181	2,649
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(585)	(585)	—	(585)
Net income	—	—	—	—	—	—	—	—	10,897	10,897	—	10,897
Cumulative translation adjustment	—	—	—	—	—	—	—	(17,555)	—	(17,555)	—	(17,555)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	4,918	—	4,918	—	4,918
Balance, December 31, 2018	5,416,890	54	—	—	76,080,625	2,091	2,031,981	6,810	(615,448)	1,425,488	3,258	1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASU 2016-02 (Note 2)	—	—	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	—	—	13,355,773	134	258,288	—	—	258,422	—	258,422
Issuance of Series A Preferred Stock, net	1,382,577	14	—	—	—	—	34,590	—	—	34,604	—	34,604
Issuance of Series B Preferred Stock, net	—	—	3,450,000	35	—	—	83,033	—	—	83,068	—	83,068
Dividends declared:
Common Stock, $2.13 per share	—	—	—	—	—	—	—	—	(150,922)	(150,922)	—	(150,922)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(11,353)	(11,353)	—	(11,353)
Series B Preferred Stock $0.17 per share	—	—	—	—	—	—	—	—	(588)	(588)	—	(588)
Equity-based compensation	—	—	—	—	22,354	—	461	—	—	461	9,069	9,530
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(542)	(542)	—	(542)
Net income	—	—	—	—	—	—	—	—	46,476	46,476	—	46,476
Cumulative translation adjustment	—	—	—	—	—	—	—	21,147	—	21,147	—	21,147
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(7,430)	—	(7,430)	—	(7,430)
Balance, December 31, 2019	6,799,467	68	3,450,000	35	89,458,752	2,225	2,408,353	20,195	(733,245)	1,697,631	12,327	1,709,958
Common Stock issuance costs	—	—	—	—	—	—	(345)	—	—	(345)	—	(345)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(125)	—	—	(125)	—	(125)
Issuance of Series B Preferred Stock, net	—	—	411,953	4	—	—	10,146	—	—	10,150	—	10,150
Dividends declared:
Common Stock, $1.73 per share	—	—	—	—	—	—	—	—	(155,086)	(155,086)	—	(155,086)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,325)	(12,325)	—	(12,325)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	(6,228)	(6,228)	—	(6,228)
Equity-based compensation	—	—	—	—	155,849	2	630	—	—	632	9,433	10,065
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(441)	(441)	—	(441)
Net income	—	—	—	—	—	—	—		10,778	10,778	—	10,778
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,266)	—	(3,266)	—	(3,266)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(8,856)	—	(8,856)	—	(8,856)
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$10,778	$46,476	$10,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	80,466	69,257	64,849
Amortization of intangibles	58,077	56,739	54,733
Amortization of deferred financing costs	7,809	6,614	5,193
Amortization of mortgage discounts and premiums, net	13	260	1,249
Amortization of below-market lease liabilities	(3,444)	(3,518)	(3,463)
Amortization of above-market lease assets	3,372	4,328	4,614
Amortization related to right-of-use assets	863	845	979
Amortization of lease incentive	341	—	—
Bad debt expense	—	—	835
Unbilled straight-line rent	(7,937)	(6,758)	(6,310)
Equity-based compensation	10,065	9,530	2,649
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	6,752	2,919	(7,127)
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	6,039	76	434
Payments for settlement of derivatives	—	(1,879)	(1,926)
Loss on extinguishment of debt	3,601	949	3,897
Loss (gain) on dispositions of real estate investments	153	(23,616)	5,751
Lease incentive payment	(4,676)	—	—
Impairment charges and related lease intangible write-offs	—	6,375	5,000
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(6,275)	(11,299)	(463)
Deferred tax assets	2,074	(1,148)	(2,264)
Accounts payable and accrued expenses	8,399	(9,730)	8,263
Prepaid rent	4,245	1,013	(2,312)
Deferred tax liability	(2,818)	(252)	(634)
Taxes payable	(1,046)	(1,182)	(247)
Net cash, cash equivalents and restricted cash provided by operating activities	176,851	145,999	144,597
Cash flows from investing activities:
Investment in real estate and real estate related assets	(464,144)	(562,733)	(479,648)
Deposits for real estate investments	—	(2,795)	—
Capital expenditures	(6,383)	(17,346)	(1,454)
Proceeds from dispositions of real estate investments	—	288,398	23,717
(Payments for) proceeds from settlement of net investment hedges	—	—	(561)
Net cash, cash equivalents and restricted cash used in investing activities	(470,527)	(294,476)	(457,946)
Cash flows from financing activities:
Borrowings under revolving credit facilities	338,112	209,995	247,000
Repayments on revolving credit facilities	(428,715)	(375,585)	(177,375)
Proceeds from mortgage notes payable	163,607	579,285	494,689
Payments on mortgage notes payable	(117,586)	(433,555)	(313,225)
Proceeds from term loan	—	125,019	60,400
Payments on term loan	(136,702)	—	—
Proceeds from issuance of Senior Notes	500,000	—	—
Payments on early extinguishment of debt charges	(548)	(137)	(2,398)
Common Stock issuance (costs) proceeds, net	(345)	258,422	171,770
Series A Preferred Stock issuance (costs) proceeds, net	(125)	34,604	(227)
Series B Preferred Stock issuance proceeds, net	10,150	83,068	—
Payments of financing costs	(14,238)	(19,065)	(10,601)
Dividends paid on Common Stock	(155,059)	(150,779)	(147,444)
Dividends paid on Series A Preferred Stock	(12,325)	(10,727)	(9,812)
Dividends paid on Series B Preferred Stock	(5,105)	—	—
Distributions to non-controlling interest holders	(441)	(542)	(585)
Net cash, cash equivalents and restricted cash provided by financing activities	140,680	300,003	312,192
Net change in cash, cash equivalents and restricted cash	(152,996)	151,526	(1,157)
Effect of exchange rate changes on cash	4,402	19,068	(2,877)
Cash, cash equivalents and restricted cash at beginning of period	274,287	103,693	107,727
Cash, cash equivalents and restricted cash at end of period	$125,693	$274,287	$103,693

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents, end of period	$124,245	$270,302	$100,324
Restricted cash, end of period	1,448	3,985	3,369
Cash, cash equivalents and restricted cash, end of period	$125,693	$274,287	$103,693

Supplemental Disclosures:
Cash paid for interest	$66,861	$58,323	$49,113
Cash paid for income taxes	5,460	5,043	4,350
Non-Cash Investing and Financing Activities:
Loss on extinguishment of debt	$3,053	$812	$1,499

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of the Company’s roster of primarily “Investment Grade” (defined herein) tenants. The Company invests in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2020, the Company owned 306 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 37.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2020, approximately 64% of the Company’s properties were located in the U.S. and Canada and approximately 36% were located in Europe. In addition, the Company’s portfolio was comprised of 49% industrial/distribution properties, 46% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2020. The straight-line rent includes amounts for tenant concessions.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to multi-year outperformance agreements entered into with the Advisor in 2015 (the “2015 OPP”) and 2018 (the “2018 OPP”) and fair value measurements, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Out-of-Period Adjustments
During the fourth quarter of 2020, the Company identified certain historical errors in its accumulated other comprehensive income (“AOCI”) as well as its consolidated statements operations, statements of comprehensive (loss) income and consolidated statements of changes in equity since the second quarter of 2020. These errors impacted the previously issued financial statements for the second and third quarters of 2020.
Specifically, the impact of foreign currency changes on the Company’s over-hedged portion of its net investment hedges, which is the portion the Company considered to be ineffective, was incorrectly recorded as a currency translation adjustment in AOCI in the second and third quarters of 2020. The foreign currency impacts on the ineffective portion of its net investment hedges should have been recorded in unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness in the consolidated statement of operations. For additional information on the Company’s derivatives and hedging activities, see the “Derivative Instruments” section in this Note below and see Note 8 — Derivatives and Hedging Activities. The impact of the errors are as follows:
•AOCI was understated by $1.3 million as of June 30, 2020 and net (loss) income attributable to common stockholders was overstated by $1.3 million for the three and six months ended June 30, 2020.
•AOCI was understated by $3.9 million as of September 30, 2020 and net (loss) income attributable to common stockholders was overstated by $2.6 million and $3.9 million for the three and nine months ended September 30, 2020, respectively.
The Company concluded that the errors noted above were not material for any prior quarterly periods presented and has adjusted the amounts on a cumulative basis in the fourth quarter of 2020.
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to pay their monthly rent. The Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
Some, but not all of the Company’s lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, the Company has elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease.
For leases not qualifying for this relief, the Company has applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had a weighted-average remaining lease term of 8.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2020 and 2019, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $61.0 million and $51.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company’s revenue from tenants included impacts of unbilled rental revenue of $7.9 million, $6.8 million and $6.3 million, respectively, to adjust contractual rent to straight-line rent.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
For new leases after acquisition of a property, the commencement date is considered to be the date the lease is executed and the tenant has access to the space. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2020. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2021	$334,858
2022	324,706
2023	303,737
2024	267,943
2025	226,047
Thereafter	1,083,950
Total	$2,541,241
(1) Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.78 as of December 31, 2020 for illustrative purposes, as applicable.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the credit worthiness and financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable would be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectible amounts are reflected as reductions in revenue from tenants. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the year ended December 31, 2018, such amount was $0.8 million. The Company did not record any uncollectible amounts as reductions of revenue during the years ended December 31, 2020 or 2019.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2020 and 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020 and 2019, the Company did not have any properties classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).
As more fully discussed in this Note under “Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases”, all of the Company’s leases as lessor, prior to adoption of the new leasing standard on January 1, 2019, were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2020, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were asset acquisitions.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s preacquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, and the value of in-place leases, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and are generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
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
The value of customer relationship intangibles is amortized to expense over the initial term of the lease and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above and Below-Market Lease Amortization
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
Above market intangibles and below market intangibles will also be treated in the same way as in-place intangibles upon a lease termination.
If a tenant modifies its lease, the unamortized portion of the in-place lease value, customer relationship intangibles, above-market leases and below market leases are assessed to determine whether their useful lives need to be amended (generally accelerated). Generally the Company would not extend the useful lives of their intangible values upon a modification that is an extension.
The amortization associated with the Company’s operating lease right-of-use asset (“ROU”) is recorded in property operating expenses on a straight-line basis over the terms of the leases. Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the operating lease ROU presented on the Company’s consolidated balance sheet with no change to placement of the amortization expense of such balances.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $124.2 million at December 31, 2020, of which $41.7 million, $35.8 million and $35.4 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2019, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $270.3 million, of which $213.7 million, $25.3 million and $18.0 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $1.4 million and $4.0 million as of December 31, 2020 and 2019, respectively.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed our annual goodwill impairment evaluation in the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. There were no material changes to this assessment as of December 31, 2020.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Credit Facility (as defined in Note 5 - Revolving Credit Facility and Term Loan, Net) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the U.S. Dollar (“USD”). The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.
Deferred Financing Costs, Net
Deferred financing costs, net are costs associated with the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and consist of commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Equity-Based Compensation
The Company has a stock-based incentive plan under which its directors, officers and other employees of the Advisor, or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation in the consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 13 — Equity-Based Compensation for additional information).
Multi-Year Outperformance Agreements
Concurrent with the listing of the Company’s common stock, $0.01 par value per share (“Common Stock”), on the New York Stock Exchange (“NYSE”) on June 2, 2015 and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into the 2018 OPP with the Advisor (see Note 13 — Equity-Based Compensation). Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed as of that date and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards, see Note 13 — Equity-based compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code and believes it has so qualified. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements.
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
December 31, 2020
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
The Company’s current income tax provision for the years ended December 31, 2020, 2019 and 2018 was $6.9 million, $4.7 million, and $2.4 million, respectively. The Company’s deferred income tax (benefit) provision for the years ended December 31, 2020, 2019, and 2018 was $(2.0) million, $(0.4) million, and $3.3 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the U.S. or in foreign jurisdictions. For the years ended December 31, 2020, 2019 and 2018 the Company recognized income tax expense of $5.0 million, $4.3 million and $2.4 million, respectively.
Deferred tax assets on the consolidated balance sheets are net of valuation allowances of $46.6 million and $4.3 million as of December 31, 2020 and 2019, respectively.
The amount of dividends payable to the Company’s common stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Per Share Data
The Company calculates basic earnings per share of Common Stock by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock units in respect of shares of Common Stock (“RSU”) restricted shares of Common Stock (“Restricted Shares”), and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14— Earnings Per Share).
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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 306 properties totaling approximately 37.2 million square feet substantially all of which were net leased to 130 tenants, with an occupancy rate of 99.7%.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2020. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue from tenants:
United States and Puerto Rico	$216,260	$180,100	$148,588
United Kingdom	51,178	51,215	54,025
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	61,944	74,881	79,594
Canada	722	18	—
Total	$330,104	$306,214	$282,207

	As of December 31,
(In thousands)	2020	2019
Investments in real estate:
United States	$2,936,977	$2,496,960
United Kingdom	630,014	593,845
Europe (Finland, France, Germany, Luxembourg, and the Netherlands)	740,818	665,236
Canada	11,145	7,223
Total	$4,318,954	$3,763,264
Recent Accounting Pronouncements
Adopted as of January 1, 2019
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a ROU and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases as of January 1, 2019 continued to be, as all future leases have been classified as operating leases under the new standard. Further, any existing leases for which the property is leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:
•Because the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. Prior periods have been conformed to this new presentation.
•Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue from tenants, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $3.4 million, net of $2.2 million in bad debt reserves as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.
•Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company was a lessee under ground leases for seven properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:
•Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $24.0 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.
•The Company also reclassified $27.0 million, net related to amounts previously reported as above and below market ground lease intangibles to the ROU assets. For additional information and disclosures related to these operating leases, see Note 10 — Commitments and Contingencies.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Other Accounting Pronouncements Adopted As of January 1, 2019
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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
1, 2019 and began applying the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense is being recorded over the requisite service period from the grant date. See Note 13 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP and the 2015 OPP.
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
Pending Adoption as of December 31, 2020
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with the Company’s past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2020, 2019 and 2018, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in these periods were considered asset acquisitions for accounting purposes.

	Year Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018
Real estate investments, at cost:
Land	$53,701	$43,259	$34,291
Buildings, fixtures and improvements	364,511	449,745	384,603
Total tangible assets	418,212	493,004	418,894
Acquired intangible lease assets:
In-place leases	45,723	70,628	70,414
Above-market lease assets	156	1,051	48
Below-market lease liabilities	(4,969)	(1,950)	(9,708)
Total intangible assets	40,910	69,729	60,754
ROU asset	5,022	—	—
Cash paid for acquired real estate investments	$464,144	$562,733	$479,648
Number of properties purchased	28	39	23
The following table summarizes the acquisition by property type during the years ended December 31, 2020, 2019 and 2018:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2020:
Office	11	390
Industrial	13	3,569
Distribution	4	1,599
Retail	—	—
	28	5,558
Properties Acquired in 2019:
Office	12	682
Industrial	17	2,408
Distribution	10	3,014
Retail	—	—
	39	6,104
Properties Acquired in 2018:
Office	1	145
Industrial	16	3,714
Distribution	6	1,100
Retail	—	—
	23	4,959
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. During the year ended December 31, 2018, the Company wrote off certain lease intangibles related to terminated leases (see the “Impairment Charges and Related Lease Intangible Write-offs” section below). The Company did not record an impairment to its intangible assets associated with its real estate investments during the years ended December 31, 2020 and 2019.
Dispositions
During the year ended December 31, 2020, the Company did not sell any properties.
During the year ended December 31, 2019, the Company sold 97 properties located in the United States (94 Family Dollar retail stores and three industrial properties), one property located in the United Kingdom, two properties in the Netherlands and three properties in Germany for a total contract sales price of $311.3 million, resulting in an aggregate gain of $23.6 million, which is reflected in gain (loss) on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2019.
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
The following table summarizes the aforementioned properties sold in 2019 and 2018. During the year ended December 31, 2020, the Company did not sell any properties.

Portfolio	State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2019:
Crowne Group	Indiana	March 7, 2019	1	21,562
Crowne Group	Michigan	May 17, 2019	1	92,244
Talk Talk	Manchester UK	May 23, 2019	1	48,415
Family Dollar	Various U.S. States	June 28, 2019	62	518,634
Family Dollar	Various U.S. States	September 20, 2019	32	265,596
Panasonic	New Jersey	September 30, 2019	1	48,497
Achmea	Netherlands	November 1, 2019	2	190,252
RWE	Germany	December 27, 2019	3	198,138
			103	1,383,338
Properties Sold in 2018:
Western Digital	California	June 8, 2018	1	286,330
Veolia Water	Ohio	July 31, 2018	1	70,000
			2	356,330
Impairment Charges and Related Lease Intangible Write-offs
There were no impairment charges recorded during the year ended December 31, 2020. In November 2019, the Company sold two properties in the Netherlands. As of September 30, 2019, the Company concluded that the estimated sales price for these two properties was lower than their respective carrying values, and as a result, the Company recorded an impairment charge of $6.4 million in the third quarter of 2019 to reflect the estimated sales price of the properties.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. As of December 31, 2020 and 2019 the Company did not have any assets held for sale.
Intangible Lease Assets and Lease Liabilities
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$678,856	$302,383	$376,473	$620,123	$237,585	$382,538
Above-market leases	33,129	16,963	16,166	31,645	12,816	18,829
Total acquired intangible lease assets	$711,985	$319,346	$392,639	$651,768	$250,401	$401,367
Intangible liabilities:
Below-market leases	$49,154	$16,184	$32,970	$42,413	$11,884	$30,529
Total acquired intangible lease liabilities	$49,154	$16,184	$32,970	$42,413	$11,884	$30,529
Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2020 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2021	2022	2023	2024	2025
In-place leases	7.5	$62,266	$58,759	$51,468	$41,482	$31,292
Total to be included as an increase to depreciation and amortization		$62,266	$58,759	$51,468	$41,482	$31,292

Above-market lease assets	5.1	$3,604	$3,566	$3,378	$2,418	$1,027
Below-market lease liabilities	10.6	(4,016)	(3,923)	(3,896)	(3,134)	(2,758)
Total to be included as an increase to revenue from tenants		$(412)	$(357)	$(518)	$(716)	$(1,731)
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2020 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2020. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31 2020 represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2020, 2019 and 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	December 31,
Country / U.S. State	2020	2019	2018
United States	63.2%	63.0%	55.7%
Michigan	15.3%	14.6%	13.7
United Kingdom	16.8%	18.2%	19.0%
Note 4 — Mortgage Notes Payable, Net
Mortgage notes payable, net as of December 31, 2020 and 2019 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2020	December 31, 2019				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$90,760	$82,996	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	Worldline	—	—	5,608	—%	(3)	—%	—
	DCNS	—	—	10,655	—%	(3)	—%	—
	ID Logistics II	—	—	11,776	—%	(3)	—%	—
	French Properties	7	85,854	—	2.5%	(4)	Fixed/Variable	May 2025

Germany	Germany Properties	5	63,165	57,761	1.8%	(5)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	147,178	134,587	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	386,957	303,383

United Kingdom:	United Kingdom Properties	42	301,979	294,315	3.1%	(6)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	301,979	294,315

United States:	Penske Logistics	1	70,000	70,000	4.7%	(7)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(7)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(7)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(7)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(7)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(7)	Fixed	Oct. 2029
	Total USD denominated	56	689,750	689,750
	Gross mortgage notes payable	118	1,378,686	1,287,448	3.3%
	Mortgage discount		—	(26)	—
	Deferred financing costs, net of accumulated amortization (8)		(14,988)	(15,268)	—
	Mortgage notes payable, net	118	$1,363,698	$1,272,154	3.3%
__________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of December 31, 2020.
(3)These loans were refinanced in May 2020 as part of the French Refinancing (see below for further details). As a result, the Company terminated an interest rate swap agreement for two of these properties (see Note 8 — Derivatives and Hedging Activities).
(4)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of December 31, 2020.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of December 31, 2020
(6)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of December 31, 2020. This loan requires principal repayments beginning in October 2020 based on amounts specified under the loan. In October 2020, approximately $2.6 million in principal was repaid in accordance with the terms of this mortgage note payable.
(7)The borrower’s (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(8)Deferred financing costs consist of commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2020:

(In thousands)	Future Principal Payments (1)
2021	$13,222
2022	20,475
2023	331,445
2024	237,939
2025	85,854
Thereafter	689,751
Total	$1,378,686
_________
(1)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2020, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all the Company’s properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when the Company executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.4 million as of December 31, 2020). The guaranty remains in effect and contains a covenant that requires the Company to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This does not constitute a breach of the covenant and is not an event of default under the loan. The Company is currently in negotiations to cure the cash trap event. If the value of the underlying portfolio continues to decline, the loan to value ratio may exceed the financial covenant required under the loan of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, the Company’s intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. While the Company does not anticipate that any arrangement required to cure the cash trap that occurred during the fourth quarter of 2020 will have a material impact on its liquidity, if the Company is unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, it may experience future cash trap events that could adversely impact our liquidity.
In addition, during the three months ended December 31, 2020, the Company also triggered a cash sweep event under one of its mortgage loans with a balance of $98.5 million as of December 31, 2020, because a major tenant failed to renew its lease. This is not an event of default and instead triggers a cash sweep event. Subsequent to December 31, 2020, the Company cured this event through one of the available options under the loan by putting a $3.2 million letter of credit in place. The Company may be required to put additional letters of credit in place up to an aggregate of $7.4 million if the Company is not able to find a suitable replacement tenant prior to the fourth quarter of 2021, and the letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
As of December 31, 2020, the Company was in compliance with the covenants pursuant to the Indenture under the Company’s 3.75% Senior Notes due 2027 (the “Senior Notes”) (as described in Note 6 — Senior Notes, Net) Credit Facility and mortgage notes payable agreements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The total gross carrying value of unencumbered assets as of December 31, 2020 was $1.8 billion, and approximately $1.8 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Whirlpool Loan
On July 10, 2020, the Company, through certain wholly-owned subsidiaries, borrowed $88.0 million from a syndicate of regional banks led by BOK Financial Corporation. In December, 2020 this loan was repaid, without penalty, with net proceeds from the Company’s newly issued Senior Notes (as defined in Note 6 — Senior Notes, Net). As a result of the repayment of this loan, the Company wrote off deferred financing costs and terminated interest rate swap agreements related to these borrowings, resulting in an aggregate total of $2.0 million of expenses recorded for these items in loss on extinguishment of debt in the Company’s consolidated financial statement of operations (see Note 8 — Derivatives and Hedging Activities for additional details on the swap terminations).
The loans were secured by six industrial properties triple-net leased to Whirlpool Corporation and located in Tennessee and Ohio that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At the time of the closing of the loans in July 2020, approximately $84.0 million was used to repay amounts outstanding under the Revolving Credit Facility, with the remaining proceeds of approximately $2.2 million, after costs and fees related to the loan, available for general corporate purposes. The loan bore interest at a floating interest rate of one-month LIBOR plus 2.9%, with the interest rate fixed at 3.45% by swap agreement.
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
As a result of the refinancing of this loan, the Company terminated interest rate swap agreements related to these borrowings and incurred additional costs, resulting in an aggregate total of $0.3 million of expenses recorded for these items in loss on extinguishment of debt in the Company’s consolidated statement of operations (see Note 8 — Derivatives and Hedging Activities for additional details on the swap terminations).
Multi-Tenant Mortgage Loan V
On September 12, 2019, the Company, through certain wholly-owned subsidiaries, borrowed $204.0 million from KeyBank National Association (“KeyBank”) secured by a first mortgage on 12 of the Company’s single tenant net leased office and industrial properties located in ten states. Approximately $86.5 million of the net proceeds from the loan was used to repay outstanding mortgage indebtedness related to the mortgaged properties. Of the remaining net proceeds, approximately $0.3 million was used to fund deposits required to be made at closing into reserve accounts and approximately $126.5 million was available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 3.65% and matures on October 1, 2029. The loan is interest-only, with the principal balance due on the maturity date. From and after November 2, 2021, the loan may be prepaid at any time, in whole but not in part, subject to certain conditions and limitations, including payment of a prepayment premium for any prepayments made prior to July 1, 2029. Partial prepayments are also permitted under certain circumstances, subject to certain conditions and limitations.
Benelux Refinancing
On June 12, 2019, the Company, through certain wholly-owned subsidiaries, borrowed €120.0 million (approximately $135.8 million based on the exchange rate on that date) from Landesbank Hessen-Thüringen Girozentrale, secured by three of the Company’s properties located in the Netherlands and Luxembourg. The loan bears interest at a fixed rate of 1.38% and matures on June 11, 2024. The loan is interest-only, with the principal due at maturity. At the closing of the loan, approximately €80.3 million (approximately $90.8 million based on the exchange rate on that date) of the net proceeds was used to repay all outstanding indebtedness encumbering two of the properties.
German Refinancing

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
On May 10, 2019, the Company, through certain wholly-owned subsidiaries, borrowed €51.5 million (approximately $57.9 million based on the exchange rate on that date) from Landesbank Hessen-Thüringen Girozentrale, secured by five of the Company’s properties located in Germany. The loan is interest-only with the principal due at maturity, which is June 30, 2023. The maturity date may be extended at the Company’s option to February 29, 2024, subject to conditions. The loan initially bore interest at a rate of 3-month Euribor plus 1.80% per annum, but, following the replacement of an easement on one property, the loan will bear interest going forward at a rate of Euribor plus 1.55% per annum beginning on October 1, 2019. The amount fixed by swap agreement represents 80% of the principal amount and the interest rate is fixed at 1.8%, for that portion. The net proceeds from the loan were used to repay all €35.6 million (approximately $40.0 million based on the exchange rate on that date) outstanding in mortgage indebtedness that previously encumbered three of the properties that secure the loan.
Multi-Tenant Mortgage Loan IV
On April 12, 2019, the Company, through certain wholly-owned subsidiaries, borrowed $97.5 million from Column Financial, Inc. and Société Générale Financial Corporation, secured by 16 of the Company’s single tenant net leased office and industrial properties located in 12 states that were simultaneously removed from the borrowing base under the Revolving Credit Facility. At closing, approximately $90.0 million was used to repay outstanding indebtedness under the Revolving Credit Facility, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes. The loan bears interest at a fixed rate of 4.489% and has a maturity date of May 6, 2029. The loan is interest-only, with the principal balance due on the maturity date. The Company may prepay the loan in whole or in part at any time, subject to certain fees and any unpaid interest depending on the timing and other circumstances of the prepayment.
Finland Refinancing
On February 6, 2019, the Company, through certain wholly-owned subsidiaries, borrowed an aggregate of €74.0 million ($84.3 million based on the prevailing exchange rate on that date) secured by mortgages on the Company’s five properties located in Finland. The maturity date of this loan is February 1, 2024, and it bears interest at a rate of 3-month Euribor plus 1.4% per year, with the interest rate for approximately €59.2 million ($67.4 million based on the prevailing exchange rate on that date) fixed by an interest rate swap agreement. The amount fixed by swap agreement represents 80% of the principal amount and the interest rate is fixed at 1.8% per year. The loan is interest-only with the principal due at maturity. At the closing of the loan, €57.4 million ($65.4 million based on the prevailing exchange rate on that date) was used to repay all outstanding indebtedness encumbering the five properties, with the remaining proceeds, after costs and fees related to the loan, available for working capital and general corporate purposes.
Penske Logistics
On November 14, 2018, the Company, through certain wholly-owned subsidiaries entered into a mortgage loan, yielding gross proceeds of approximately $70.0 million with a fixed rate of 4.6% and a 10-year maturity. Proceeds were used to fund a portion of the $126.6 million purchase price to acquire a cold storage facility located in Romulus, Michigan. The borrower’s (a wholly-owned subsidiary of ours) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
U.S. Multi-Tenant Mortgage Loan III
On November 9, 2018, the Company, through certain wholly-owned subsidiaries, entered into a multi-tenant mortgage loan, yielding gross proceeds of $98.5 million with a fixed interest rate of 4.9% and 10-year maturity in December 2028. This multi-tenant mortgage loan is interest-only with a principal balance due on maturity, and it is secured by seven properties in six states, totaling approximately 651,313 square feet. Proceeds were used to pay down $90.0 million of outstanding indebtedness under the Revolving Credit Facility.
U.K. Multi-Property Loan
On August 13, 2018, the Company, through certain wholly-owned subsidiaries, entered into a multi-tenant mortgage loan, yielding gross proceeds of £230.0 million and bearing interest at a rate of approximately 2.0% plus 3-month GBP LIBOR, maturing in August 2023. With respect to the interest, 80% of the principal amount is fixed by a swap agreement, while the remaining 20.0% of the principal remains variable. The loan is interest-only for the first two years, followed by scheduled principal amortization of £37.9 million in the final three years of the loan, with the remaining principal balance due on maturity. The loan is secured by all 43 of the Company’s properties located in the United Kingdom. At closing, £209.0 million of the net proceeds were used to repay all outstanding mortgage indebtedness encumbering 38 of the 43 properties. The other five properties were unencumbered prior to the loan.
U.S. Multi-Tenant Mortgage Loan II

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of December 31, 2020 and 2019 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €359.6 million ($303.0 million USD based on the prevailing exchange rate as of December 31, 2020) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the Credit Facility to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants, and the terms of the Credit Facility described below generally reflect this amendment and restatement.

	December 31, 2020				December 31, 2019
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$111,132	$105,000	£—	€5,000	$199,071	$62,211	£40,000	€75,000

Term Loan (3)	303,036	—	—	247,075	403,258	—	—	359,551
Deferred financing costs	(2,882)	—	—	—	(5,365)	—	—	—
Term Loan, Net	300,154	—	—	247,075	397,893	—	—	359,551
Total Credit Facility	$411,286	$105,000	£—	€252,075	$596,964	$62,211	£40,000	€434,551
(1)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.12 for EUR as of December 31, 2019 for illustrative purposes, as applicable.
(3)In December 2020, the Company paid down €112.5 million ($136.7 million based on the exchange rate on that date of pay down) on the Term Loan. As a result, the Company wrote off $1.3 million of deferred financing costs, which is recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations.
Credit Facility - Terms
As of December 31, 2020, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on December 31, 2020. On February 24, 2021, following a request by the Company, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the Company, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2021, the Company may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of December 31, 2020, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Company is not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders
The Credit Facility requires the Company through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of December 31, 2020, approximately $94.5 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. As of December 31, 2020, the Company was in compliance with all covenants under the Credit Facility.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”) or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Facility depends on its ability to generate sufficient cash flows that in the applicable periods exceed the level of Adjusted FFO required by these restrictions. If the Company is not able to generate the necessary level of Adjusted FFO, the Company will have to reduce the amount of dividends paid on the common and the preferred stock or consider other actions. Alternatively, the Company could elect to pay a portion of its dividends on the Common Stock in additional shares of Common Stock if approved by the Company’s board of directors.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027. In connection with the closing of the offering of the Senior Notes, the Issuers and the subsidiaries of the Issuers that guarantee the Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). As of December 31, 2020 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $490.3 million, which is net of $9.7 million of deferred financing costs.
The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021.
The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the subsidiaries of each Issuer that are guarantors under the Credit Facility (the “Note Guarantees”). Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, will be required to execute a Note Guarantee. Under certain circumstances, the Guarantors may be automatically released from their Note Guarantees without the consent of the holders of the Senior Notes.
The Senior Notes are redeemable at the option of the Issuers, in whole at any time or in part from time to time, in each case prior to September 15, 2027, for cash, at a redemption price equal to the greater of (i) 101% of the principal amount of the Senior Notes to be redeemed or (ii) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if the Senior Notes matured on September 15, 2027 (exclusive of unpaid interest accrued to, but not including, the date of redemption) discounted to the date of redemption on a semi-annual basis at the treasury rate plus 50 basis points, plus, in each case, unpaid interest, if any, accrued to, but not including, the date of redemption. In addition, at any time on or after September 15, 2027, the Senior Notes will be redeemable, at the option of the Issuers, in whole at any time or in part from time to time, for cash, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the Indenture) occurs, the Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The Indenture contains covenants that, among other things, limit the ability of the Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the Indenture has occurred and is continuing, many of the covenants in the Indenture will be suspended or become more lenient and may not go back into effect.
The Indenture contains customary events of default which could, subject to certain conditions, cause the Senior Notes to become immediately due and payable. As of December 31, 2020 the Issuers are in compliance with the covenants.
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
December 31, 2020
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$(4,025)	$—	$(4,025)
Interest rate swaps, net (USD, GBP & EUR)	$—	$(15,434)	$—	$(15,434)
December 31, 2019
Foreign currency forwards, net (GBP & EUR)	$—	$2,726	$—	$2,726
Interest rate swaps, net (USD, GBP & EUR)	$—	$(6,082)	$—	$(6,082)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
The gross carrying value of the Company’s mortgage notes payable as of December 31, 2020 and 2019 were $1.4 billion and $1.3 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
As of December 31, 2020 the advances to the Company under the Revolving Credit Facility had a carrying value of $111.1 million and a fair value of $111.2 million. As of December 31, 2019 the advances to the Company under the Revolving Credit Facility had a carrying value of $199.1 million and a fair value of $211.0 million. As of December 31, 2020 the Company’s Term Loan had a gross carrying value of $303.0 million and a fair value of $304.6 million. As of December 31, 2019 the Company’s Term Loan had a gross carrying value of $397.9 million and a fair value of $403.6 million.
As of December 31, 2020, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $512.4 million.

Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the USD.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not be able to perform under the agreement. To mitigate this risk, the Company only enters into a derivative financial instrument with a counterparty with a high credit rating with a major financial institution which the Company and its affiliates may also have other financial relationships with. The Company does not anticipate that any such counterparty will fail to meet its obligations, but there is no assurance that any counterparty will meet these obligations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019:

		December 31,
(In thousands)	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(3,829)	$(939)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	366
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(9,000)	(4,524)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	228
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(2,605)	(1,139)
Total		$(15,434)	$(6,008)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$198	$1,205
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(2,714)	(831)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	327	2,352
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(1,836)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	—	(74)
Total		$(4,025)	$2,652
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the years ended December 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings and as a result, during the year ended December 31, 2018, the Company recorded a loss of $0.4 million.
Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $0.3 million $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending December 31, 2021, the Company estimates that an additional $7.1 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020 and 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2020		2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$301,210	49	$290,965
Interest rate “pay-fixed” swaps (EUR)	22	641,394	16	521,471
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	74	$1,092,604	68	$962,436

In connection with the paydown the loans secured by six industrial properties triple-net leased to Whirlpool Corporation during the fourth quarter of 2020, the Company terminated six interest rate swaps with an aggregate notional amount of $88.0 million for a payment of approximately $0.3 million, which was recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations. Also, following these terminations, the Company recorded a loss of $0.3 million in (loss) gain on derivative instruments in the Company’s consolidated statement of operations due to the acceleration of the reclassification of amounts in AOCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur as noted above.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by its properties located in France during the second quarter of 2020 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated two interest rate swaps with an aggregate notional amount of €14.5 million for a payment of approximately $0.1 million. Amounts recorded to AOCI and interest expense following these terminations were not significant.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019 (see Note 4 — Mortgage Notes Payable, Net), the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.3 million and $0.4 million was recorded as an increase to interest expense for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there is no balance remaining in AOCI related to these terminations.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.3 million, $0.6 million and $0.4 million was recorded as an increase to interest expense for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there is no balance remaining in AOCI related to these terminations.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2020, 2019 and 2018:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31,
(In thousands)	2020	2019	2018
Amount of (loss) gain recognized in AOCI from derivatives	$(14,151)	$(9,047)	$2,739
Amount of loss reclassified from AOCI into income as interest expense	$(5,646)	$(2,439)	$(3,746)
Amount of loss recognized on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(270)	$(128)	$(559)
Total interest expense recorded in the consolidated statements of operations	$71,804	$64,199	$57,973
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2020 and 2019 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2020 and 2019, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign-currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the year ended December 31, 2020, the Company recorded losses of $6.0 million due to currency changes on the undesignated excess foreign currency advances over the related net investments.There were no undesignated excess positions at any time during the years ended December 31, 2019 and 2018.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss of $2.1 million, and gains of $0.9 million and $7.8 million on the non-designated hedges for the years ended December 31, 2020, 2019 and 2018, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2020		December 31, 2019
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	41	$41,633	38	$38,898
Foreign currency forwards (EUR - USD)	40	38,634	32	27,478
Interest rate swaps (EUR)	—	—	1	10,655
Total	81	$80,267	71	$77,031
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2020	$525	$(19,984)	$—	$(19,459)	$—	$—	$(19,459)
December 31, 2019	$4,151	$(7,507)	$—	$(3,356)	$—	$—	$(3,356)
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
As of December 31, 2020, the fair value of derivatives in net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $21.2 million. As of December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of December 31, 2020 and 2019, the Company had 89,614,601 and 89,458,752, respectively, shares of Common Stock issued and outstanding including Restricted Shares and excluding RSU and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents.
•The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the year ended December 31, 2020.
•During the three months ended March 31, 2019, the Company sold 7,759,322 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $152.7 million, before commissions paid of $1.5 million and additional issuance costs of $0.8 million. Following these sales, the Company had raised all $175.0 million contemplated by its existing equity distribution agreement related to the Common Stock ATM Program. In February 2019, the Company terminated its existing equity distribution agreement and entered into a new equity distribution agreement with substantially the same sales agents on substantially the same terms. Under the new equity distribution agreement, through December 31, 2019, the Company sold 5,596,452 shares of Common Stock for gross proceeds of $109.9 million, before commissions paid of $1.6 million and additional issuance costs of $0.4 million. In total, during the year ended December 31, 2019, the Company sold 13,355,773 shares of Common Stock for gross proceeds of $262.6 million, before commissions paid of $3.2 million and additional issuance costs of $1.2 million.
•During the year ended December 31, 2018, the Company sold 164,927 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $3.5 million, before commissions paid of $35,140 and additional issuance costs of $0.3 million.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of December 31, 2020 and December 31, 2019. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2020 and 2019.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of December 31, 2020 and December 31, 2019. The Company had 3,861,953 and 3,450,000 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2020 and 2019, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of December 31, 2020. No shares of Series C Preferred Stock were authorized as of December 31, 2019 and no shares of Series C Preferred Stock were issued and outstanding as of December 31, 2020.
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
•During the year ended December 31, 2019, the Company sold 1,382,577 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $35.3 million, before commissions paid of $0.5 million and additional issuance costs of $0.2 million. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.
•During the year ended December 31, 2018, the Company sold 7,240 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $0.2 million, before commissions paid of $2,724 and additional issuance costs of $0.4 million.
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of up to $200.0 million through sales of shares of Series B Preferred Stock from time to time through its sales agents. During the year ended December 31, 2020, the Company sold 411,953 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $10.4 million, before commissions paid of approximately $0.2 million and additional issuance costs of $0.1 million. The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during 2019.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2020. Therefore, Series A Preferred Stock will not impact Company’s earnings per share calculations.
The Series A Preferred Stock ranks senior to the Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
If dividends on any outstanding shares of Series A Preferred Stock have not been paid for six or more quarterly periods, holders of Series A Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series B Preferred Stock, will have the exclusive power, voting together as a single class, to elect two additional directors until all accrued and unpaid dividends on the Series A Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series A Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series B Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
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
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B
Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2020. Therefore, Series B Preferred Stock will not impact Company’s earnings per share calculations.
The Series B Preferred Stock ranks senior to the Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series A Preferred Stock.
If dividends on any outstanding shares of Series B Preferred Stock have not been paid for six or more quarterly periods, holders of Series B Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series B Preferred Stock, including the Series A Preferred Stock will be entitled to vote together as a single class, will have the exclusive power, voting together as a single class, to elect two additional directors until all accrued and unpaid dividends on the Series B Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series B Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend our charter to materially and adversely change the terms of the Series B Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series B Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series B Preferred Stock, including the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series B Preferred Stock do not have any voting rights.
Dividends
Common Stock Dividends
Historically, and through March 31, 2020, the Company paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the Company’s board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which became effective in the second quarter of 2020 with the Company’s April 1, 2020 dividend declaration for dividends paid to the applicable record holders on January 11, 2021.
Dividends authorized by the Company’s board of directors are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on ordinary units of limited partner interest in the OP (“OP Units”) and LTIP Units as dividends. In addition, see Note 5 — Revolving Credit Facility and Term Loan, Net for additional information on the restrictions on the payment of dividends and other distributions imposed by the Credit Facility.
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2020		2019		2018
Return of capital	$1.34	77.5%	$1.23	69.1%	$1.57	73.7%
Ordinary dividend income	0.39	22.5%	0.55	30.9%	0.56	26.3%
Total	$1.73	100.0%	$1.78	100.0%	$2.13	100.0%
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date. All dividends paid during 2020, 2019 and 2018 on the Series A Preferred Stock were considered 100% ordinary dividend income.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors. All dividends paid during 2020 on the Series B Preferred Stock were considered 100% ordinary dividend income.
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a short-term stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. In February 2021, the expiration date of these rights was extended to April 8, 2024. See Note 15 — Subsequent Events for additional information. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, which includes one additional ground lease acquired during the year ended December 31, 2020, with lease durations ranging from 15 to 97 years as of December 31, 2020.
As of December 31, 2020 and 2019 , the Company’s balance sheet includes ROU assets of $58.4 million and $50.2 million, respectively, and operating lease liabilities of $25.4 million and $24.0 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance on January 1, 2019 (see Note 2 — Summary of Significant Accounting Polices) as well as for new operating leases entered into after the adoption of the new standard, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 32.0 years and a weighted-average discount rate of 4.33% as of December 31, 2020. For the years ended December 31, 2020 and 2019, the Company paid cash of approximately $1.5 million and $1.4 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2020 and 2019, the Company recorded expense of $1.4 million and $1.3 million, respectively, on a straight-line basis in accordance with the standard. The Company incurred rent expense on ground leases of $1.3 million during the year ended December 31, 2018. The lease expense is recorded in property operating expenses in the consolidated statements of operations.
The following table reflects the base cash rental payments due from the Company as of December 31, 2020:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

(In thousands)	Future Base Rent Payments (1)
2021	$1,510
2022	1,510
2023	1,510
2024	1,514
2025	1,519
Thereafter	42,217
Total minimum lease payments (2)	49,780
Less: Effects of discounting	(24,430)
Total present value of lease payments	$25,350
(1) Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.
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
On January 25, 2018, Moor Park Capital Partners LLP filed a complaint against (i) the Company and the OP; (ii) the Property Manager, Global Net Lease Special Limited Partner, LLC, an affiliate of AR Global that directly owns the Advisor and the Property Manager, and the Advisor; and (iii) AR Capital Global Holdings, LLC, and AR Global, in the Supreme Court of the State of New York, County of New York. On March 4, 2019, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed. The Company recorded a reserve of $7.4 million related to the then anticipated settlement payment during the fourth quarter of 2018 and subsequently paid the settlement amount during the first quarter of 2019. During the years ended December 31, 2019 and 2018, the Company incurred approximately $1.0 million and $2.9 million, respectively, in additional legal expenses related to this litigation. These costs are included in acquisition, transaction and other costs in the consolidated statement of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of December 31, 2020 and 2019, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company. As of December 31, 2020 and 2019, the Company had $0.4 million and $0.4 million, respectively, of receivables from former affiliates of the Advisor and $2.0 million and $0.3 million of payables to their affiliates, respectively. The $2.0 million payable relates to the $1.5 million in leasing commissions to the Property Manager and $0.5 million relates to a payable recorded for the overpayment of invoices in current and prior years for a shared service.
As of December 31, 2020, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2020, 2019 and 2018.
In addition, the Company paid $0.4 million, $0.5 million and $0.6 million in distributions to the Advisor as the sole holder of LTIP Units (as defined in Note 13 — Equity-Based Compensation) during the years ended December 31, 2020, 2019 and 2018, which are included in accumulated deficit in the consolidated statements of equity. As of December 31, 2020 and 2019, the Company had no unpaid distributions on the LTIP Units.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
During the third quarter of 2020, the Company granted Restricted Shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. For additional information, see Note 13 — Equity-Based Compensation.
Fees Paid in Connection with the Operations of the Company
The Company has engaged the Advisor to manage the Company’s day-to-day business and operations pursuant to the terms of the Advisory Agreement. The Advisory Agreement was most recently amended on May 6, 2020 (the “Amendment”) to temporarily lower the effective thresholds of Core AFFO Per Share(1) that the Company must satisfy for the Advisor to be paid Incentive Compensation (as defined in the Advisory Agreement).
Under the Advisory Agreement, the Company pays the Advisor the following fees in cash:
(a)    a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and
(b)    a variable fee amount equal to 1.25% per annum of the sum, since the effective date of our Advisory Agreement in June 2015, of: (i) the cumulative net proceeds of all common equity issued by the Company (ii) any equity of the Company issued in exchange for or conversion of preferred stock or exchangeable notes, based on the stock price at the date of issuance; and (iii) any other issuances of common, preferred, or other forms of equity of the Company, including units in an operating partnership (excluding equity based compensation but including issuances related to an acquisition, investment, joint-venture or partnership) (the “Variable Base Management Fee”).
Additionally, the Company pays the Advisor the Incentive Compensation, an amount earned each quarter, 50% payable in cash and 50% payable in shares of Common Stock (subject to certain lock up restrictions) except for the period beginning April 1, 2020 and ending December 31, 2020, when it was payable in cash only. The Incentive Compensation is calculated on an annual basis for the 12-month period from July 1 to June 30 of each year, in quarterly installments. The Incentive Compensation is subject to a final adjustment after the performance period ends, such that the difference, if any, between the amount of the Incentive Compensation actually paid to the Advisor in the preceding year under the quarterly installments and the actual amount payable for the year is either repaid by or paid to the Advisor as applicable. Shares of Common Stock that are issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
Under the Advisory Agreement, prior to the Amendment, the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020. Following the Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period that began on July 1, 2019 and ended March 31, 2020; (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period that began on April 1, 2020 and ended December 31, 2020; (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021; and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. In addition, prior to the Amendment, the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement) was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ended June 30, 2020. Following the Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period that began on July 1, 2019 and ended March 31, 2020; (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period that began on April 1, 2020 and ended December 31, 2020; (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period that began on January 1, 2021 and ending June 30, 2021; and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. During the years ended December 31, 2020, 2019 and 2018, no Incentive Compensation was earned by the Advisor.
The Amendment also extended from July 1, 2020 to July 1, 2021, the first date that the annual thresholds are subject to annual increases by a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor). The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, commencing in August 2023 and every five years thereafter, the Advisor has a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
denominator of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
______________
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
Under the Advisory Agreement, the Company has also agreed under the Advisory Agreement to reimburse, indemnify and hold harmless each of the Advisor and its affiliates, and the directors, officers, employees, partners, members, stockholders, other equity holders, agents and representatives of the Advisor and its affiliates (each, a “Advisor Indemnified Party”), of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of the Advisor Indemnified Party performed in good faith under the Advisory Agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties on the part of the Advisor Indemnified Party. In addition, the Company has agreed to advance funds to an Advisor Indemnified Party for reasonable legal fees and other reasonable costs and expenses incurred as a result of any claim, suit, action or proceeding for which indemnification is being sought, subject to repayment if the Advisor Indemnified Party is later found pursuant to a final and non-appealable order or judgment to not be entitled to indemnification.
Property Management Fees
The Property Manager provides property management and leasing services for properties owned by the Company, for which the Company pays fees to the Property Manager equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed in each case plus market-based leasing commissions applicable to the geographic location of the applicable property.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with certain mortgage loans entered into by the Company in October 2017, April 2019 and September 2019 (the “Loan Property PMLAs”) on otherwise nearly identical terms to the primary property and management leasing agreement (the “Primary PMLA”), which remains applicable to all other properties.
In February 2019, the Company entered into an amendment to the Primary PMLA with the Property Manager, providing for automatic extensions for an unlimited number of successive one-year terms unless terminated by either party upon notice. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months written notice prior to the applicable termination date. This termination notice period does not apply to the Loan Property PMLAs, which may be terminated by either the Company or the Property Manager upon 60 days’ written notice prior to end of the applicable term.
If cash flow generated by any of the Company’s properties is not sufficient to fund the costs and expenses incurred by the Property Manager in fulfilling its duties under the property management and leasing agreements, the Company is required to

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
fund additional amounts. Costs and expenses that are the responsibility of the Company under the property management and leasing agreements include, without limitation, reasonable wages and salaries and other employee-related expenses of all on-site and off-site employees of the Property Manager who are engaged in the operation, management, maintenance and leasing of the properties and other out-of-pocket expenses which are directly related to the operation, management, maintenance and leasing of specific properties, but may not include the Property Manager’s general overhead and administrative expenses.
Solely with respect to the Company’s investments in properties located in Europe, prior to the effectiveness of the termination of the Company’s former service provider for its European properties in March 2018, the service provider received, from the Property Manager, a portion of the fees payable to the Property Manager equal to: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager was paid 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the service provider. Following the termination of the service provider, the service provider no longer receives any amounts from the Advisor.
During the year ended December 31, 2020, the Company incurred leasing commissions to the Property Manager of $1.5 million, of which $0.1 million was recorded as an expense in property management fees (see table below). The remainder of the balance will be recorded over the terms of the related leases.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including our executive officers) who provide services to the Company under our advisory agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to our directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the years ending December 31, 2020, 2019 and 2018 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter. (the “Gain Fee”) unless the proceeds of the sale or transaction or series of sales or transactions are reinvested in one or more investments within180 days thereafter. The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the years ended December 31, 2020, 2019 or 2018, respectively.
The following table reflects related party fees, as described above, incurred, forgiven and contractually due as of and for the periods presented:

	Year Ended December 31,
	2020	2019	2018
(In thousands)	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$29,623	$27,530	$23,212
Property management fees	6,178	5,762	5,022
Total related party operational fees and reimbursements	$35,801	$33,292	$28,234
______________

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $11.6 million, $9.5 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, accounting services, investor relations, transfer agency services, as well as other administrative responsibilities for the Company.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the Company’s board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Plan will be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2020, 2019 and 2018, no stock options were issued under the Plan.
Restricted Share Plan
The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of Restricted Shares and RSUs to directors, officers and full-time employees (if any), of the Company, the Advisor and its affiliates, and certain persons that provide services to the Company, the Advisor or its affiliates.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
RSUs
RSUs may be awarded under terms that provide for vesting on a straight-line basis over a specified period of time for each award. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of Common Stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects equity awards activity for the years ended December 31, 2020, 2019 and 2018.

	Number of RSUs/Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	49,112	$24.29
Granted	17,039	18.34
Vested	(19,799)	24.40
Unvested, December 31, 2018	46,352	22.04
Granted	16,543	18.89
Vested	(22,354)	22.58
Unvested, December 31, 2019	40,541	20.47
Granted	28,232	13.37
Vested	(23,824)	21.71
Unvested, December 31, 2020	44,949	15.35

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
In September 2020, the Company granted 132,025 Restricted Shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, and including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years.
The Restricted Shares were issued in October 2020 at the time the related award agreements were executed and were granted at a price of $17.41 per share. The awards to the Chief Executive Officer and Chief Financial Officer were recommended by the Advisor and approved by the compensation committee. The other awards were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., a member of the Company’s board of directors. Following the grant of these awards there remained an additional 217,975 Restricted Shares that may be awarded in the future pursuant to the delegation of authority to Mr. Weil. No awards may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares (but not any cash dividends paid thereon) will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of December 31, 2020, the Company had $0.5 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2020, the Company had $2.1 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 3.8 years.
Multi-Year Outperformance Agreement
On July 16, 2018, the Company’s compensation committee approved the 2018 OPP, which was subsequently entered into by the Company and the OP with the Advisor on July 19, 2018. The 2018 OPP was entered into in connection with the conclusion of the performance period under the 2015 OPP on June 2, 2018. None of the LTIP Units granted under the 2015 OPP were earned and all of those LTIP Units were automatically forfeited without the payment of any consideration by the Company or the OP effective as of June 2, 2018.
Under accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units granted under the 2018 OPP of $18.8 million is fixed as of that date and will not be remeasured in subsequent periods unless the 2018 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the LTIP Units that have been granted is being recorded evenly over the requisite service period which is approximately 2.8 years from the grant date in 2018. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units awarded pursuant to the 2018 OPP at the time of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million is being expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021, the end of the service period.
During the years ended December 31, 2020 and 2019 and 2018, respectively, the Company recorded expense of $9.4 million, $9.1 million and $3.3 million related to the 2018 OPP. Also, during the year ended December 31, 2018, the Company recorded a reduction in expense of $1.1 million for the 2015 OPP, resulting in net expense recorded of $2.2 million for the year ended December 31, 2018
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP. The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid approximately $0.4 million, $0.5 million and $0.6 million in distributions related to LTIP Units during the years ended December 31, 2020, 2019 and 2018, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, any LTIP Units that are earned will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of an OP Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
2018 OPP
Based on a maximum award value of $50.0 million and $19.57 (the “Initial Share Price”) the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was issued a total of 2,554,930 LTIP Units pursuant to the 2018 OPP. These LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor based on the Company’s total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, against the Initial Share Price over a performance period, commencing on June 2, 2018 and ending on the earliest of (i) June 2, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company (the “Performance Period”).
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the Performance Period as follows:

Performance Level (% of Absolute TSR LTIP Units Earned)		Absolute TSR			Number of Absolute TSR LTIP Units Earned
Below Threshold	0%	Less than	24%		—
Threshold	25%		24%		319,366
Target	50%		30%		638,733
Maximum	100%		36%	or higher	1,277,465
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

Performance Level (% of Relative TSR LTIP Units Earned)		Relative TSR Excess			Number of Absolute TSR LTIP Units Earned
Below Threshold	0%	Less than	-600	basis points	—
Threshold	25%		-600	basis points	319,366
Target	50%		—	basis points	638,733
Maximum	100%		600	basis points	1,277,465
If the relative TSR excess is more than -600 basis points but less than — basis points, or more than — basis points but less than +600 bps, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor for any reason (i.e., with or without cause), the number of LTIP Units earned will be calculated based on actual performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
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
2015 OPP

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
__________________________________
*The “Peer Group” was comprised of Gramercy Property Trust Inc., Lexington Realty Trust, Select Income REIT, and W.P. Carey Inc.
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
One third of any earned LTIP Units were to vest, subject to the Advisor’s continued service through each vesting date, on each of the third, fourth and fifth anniversaries of June 2, 2015. As of June 2, 2016 (end of the first One-Year Period), June 2, 2017 (end of the Two-Year Period) and June 2, 2018 (end of the Three-Year Period), no LTIP units were earned by the Advisor under the terms of the 2015 OPP. Accordingly, all LTIP Units that had been issued under the 2015 OPP were automatically forfeited without the payment of any consideration by the Company or the OP effective as of the end of the Three-Year Period.
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2020, 2019 and 2018.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net (loss) income attributable to common stockholders	$(7,775)	$34,535	$1,082
Adjustments to net (loss) income attributable to common stockholders for common share equivalents	(468)	(660)	(689)
Adjusted net (loss) income attributable to common stockholders	$(8,243)	$33,875	$393

Weighted average common shares outstanding — Basic	89,473,554	85,031,236	69,411,061
Weighted average common shares outstanding — Diluted	89,473,554	86,349,645	69,663,208
Net (loss) income per share attributable to common stockholders — Basic	$(0.09)	$0.40	$0.01
Net (loss) income per share attributable to common stockholders — Diluted	$(0.09)	$0.39	$0.01
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
The following table shows common share equivalents on a weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Unvested RSUs	44,949	40,541	46,352
Unvested Restricted Shares (1)	38,703	—	—
LTIP Units (2)	2,554,930	1,277,465	970,173
Total common share equivalents excluded from EPS calculation	2,638,582	1,318,006	1,016,525
1) There were 132,025 Restricted Shares issued and outstanding as of December 31, 2020. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares, including their issuance during the year ended December 31, 2020.
(2) There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of December 31, 2020, 2019 and 2018. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP.
Conditionally issuable shares relating to the 2018 OPP award of LTIP Units (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the year ended December 31, 2020. Conditionally issuable shares relating to the 2018 OPP award of LTIP Units (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2019 and 2018 based on shares that would have been issued if the balance sheet dates were the end of the measurement period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 15 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for years ended December 31, 2020 and 2019:

(In thousands, except share and per share data)	Quarters Ended
2020	March 31,	June 30, (1)	September 30, (1)	December 31, (1)
Revenue from tenants	$79,242	$81,109	$82,711	$87,042
Net income (loss) attributable to common stockholders	$5,038	$966	$(502)	$(13,277)
Adjustments to net income (loss) attributable to common stockholders for common share equivalents	(135)	(129)	(102)	(102)
Adjusted net income (loss) attributable to common stockholders	$4,903	$837	$(604)	$(13,379)
Weighted average shares outstanding — Basic	89,458,753	89,470,114	89,482,577	89,482,577
Weighted average shares outstanding — Diluted	89,499,294	90,102,709	89,482,577	89,482,577
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.05	$0.01	$(0.01)	$(0.15)

(In thousands, except share and per share data)	Quarters Ended
2019	March 31,	June 30,	September 30, (2)	December 31,
Revenue from tenants	$75,468	$76,119	$77,942	$76,685
Net income attributable to common stockholders	$5,791	$12,621	$6,860	$9,263
Adjustments to net income attributable to common stockholders for common share equivalents	(160)	(174)	(176)	(150)
Adjusted net income attributable to common stockholders	$5,631	$12,447	$6,684	$9,113
Weighted average shares outstanding — Basic	81,474,615	83,847,120	85,254,638	89,458,381
Weighted average shares outstanding — Diluted	82,798,432	85,165,549	86,202,582	90,776,790
Net income per share attributable to common stockholders — Basic and Diluted	$0.07	$0.15	$0.08	$0.10
_______
(1)During the fourth quarter of 2020, the Company recorded a loss of $3.9 million related to certain historical errors in the second and third quarters of 2020 related to the recording of the impact of foreign currency changes on its over-hedged portion of its net investment hedges, which is considered to be ineffective. The amounts, which totaled $1.3 million and $2.6 million for the second and third quarters of 2020, respectively, were incorrectly recorded as a currency translation adjustment in AOCI as opposed to being recorded as losses in unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness in the consolidated statement of operations. For additional information on the above or on the Company’s derivative accounting policies and derivatives and hedging activities, see the Note 2 — Summary of Significant Accounting Policies and Note 8 — Derivatives and Hedging Activities.
(2)During the three months ended September 30, 2019, the Company recorded an impairment charge of $6.4 million for two properties which it sold in the fourth quarter of 2019. For additional details see Note 3 — Real Estate Investments, Net .
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as previously disclosed or disclosed below.
Stockholder Rights Plan Amendment
In February 2021, the Company amended the stockholder rights plan to extend expiration date of the rights under the plan from April 2021 to April 2024, unless earlier exercised, exchanged, amended, redeemed or terminated.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Credit Facility Commitment Increase
On February 24, 2021, following a request by the Company, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date, with such increase allocated solely to the Revolving Credit Commitments under the Credit Facility. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the Company, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2020, the Company may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—	(6)	$438	$831	$—	$—	$1,269	$170
Wickes	Blackpool	United Kingdom	May 2013	—	(6)	1,843	1,841	—	—	3,684	517
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—	(6)	3,754	2,174	—	—	5,928	548
Thames Water	Swindon	United Kingdom	Jul. 2013	—	(6)	3,754	4,037	—	12	7,803	995
Wickes	Tunstall	United Kingdom	Jul. 2013	—	(6)	956	2,031	—	—	2,987	552
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	87	7,250	1,148
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—	(6)	1,365	4,348	—	—	5,713	1,060
Wickes	Clifton	United Kingdom	Nov. 2013	—	(6)	1,365	1,777	—	—	3,142	467
XPO Logistics	Aurora	NE	Nov. 2013	—	(13)	295	1,470	—	—	1,765	438
XPO Logistics	Grand Rapids	MI	Nov. 2013	—	(13)	945	1,247	—	—	2,192	371
XPO Logistics	Riverton	IL	Nov. 2013	—	(13)	344	707	—	—	1,051	211
XPO Logistics	Salina	KS	Nov. 2013	—	(13)	461	1,622	—	—	2,083	483
XPO Logistics	Uhrichsville	OH	Nov. 2013	—	(13)	380	780	—	—	1,160	232
XPO Logistics	Vincennes	IN	Nov. 2013	—	(13)	220	633	—	—	853	194
XPO Logistics	Waite Park	MN	Nov. 2013	—	(13)	366	700	—	—	1,066	197
Wolverine	Howard City	MI	Dec. 2013	—	(13)	719	12,027	—	—	12,746	3,540
Encanto Restaurants	Baymon	PR	Dec. 2013	—		1,150	1,552	—	—	2,702	428
Encanto Restaurants	Caguas	PR	Dec. 2013	—		—	2,233	—	—	2,233	615
Encanto Restaurants	Carolina	PR	Dec. 2013	—		1,840	2,485	—	—	4,325	684
Encanto Restaurants	Carolina	PR	Dec. 2013	—		615	676	—	—	1,291	186
Encanto Restaurants	Guayama	PR	Dec. 2013	—		673	740	—	—	1,413	204
Encanto Restaurants	Mayaguez	PR	Dec. 2013	—		410	862	—	—	1,272	237
Encanto Restaurants	Ponce	PR	Dec. 2013	—		600	1,218	—	—	1,818	307
Encanto Restaurants	Ponce	PR	Dec. 2013	—		655	1,375	—	—	2,030	379
Encanto Restaurants	Puerto Neuvo	PR	Dec. 2013	—		—	704	—	—	704	194
Encanto Restaurants	Quebrada Arena	PR	Dec. 2013	—		843	1,410	—	—	2,253	388
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		963	1,609	—	—	2,572	443
Encanto Restaurants	Rio Piedras	PR	Dec. 2013	—		505	1,061	—	—	1,566	292
Encanto Restaurants	San German	PR	Dec. 2013	—		391	631	—	—	1,022	159
Encanto Restaurants	San Juan	PR	Dec. 2013	—		153	551	—	—	704	152
Encanto Restaurants	San Juan	PR	Dec. 2013	—		1,235	1,358	—	—	2,593	374
Encanto Restaurants	San Juan	PR	Dec. 2013	—		389	1,051	—	—	1,440	290
Encanto Restaurants	Toa Baja	PR	Dec. 2013	—		68	536	—	—	604	135
Encanto Restaurants	Vega Baja	PR	Dec. 2013	—		822	1,374	—	—	2,196	379
Rheinmetall	Neuss	Germany	Jan. 2014	—	(11)	6,306	17,706	—	79	24,091	3,382
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	203	30,453	5,053

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Provident Financial	Bradford	United Kingdom	Feb. 2014	—	(6)	1,377	25,543	—	—	26,920	4,503
Crown Crest	Leicester	United Kingdom	Feb. 2014	—	(6)	7,844	32,394	—	—	40,238	6,507
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	440
Aviva	Sheffield	United Kingdom	Mar. 2014	—	(6)	2,966	33,606	—	—	36,572	6,043
DFS Trading	Brigg	United Kingdom	Mar. 2014	—	(6)	1,385	3,929	—	—	5,314	795
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	1,165	4,613	—	—	5,778	864
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	316	2,270	—	—	2,586	484
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—	(6)	1,363	3,499	—	—	4,862	723
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—	(6)	801	2,859	—	—	3,660	696
Government Services Administration (GSA)	Fanklin	TN	Mar. 2014	—		4,160	30,083	—	—	34,243	5,399
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	851
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	—	2,812	343
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	22	4,692	641
OBI DIY	Mayen	Germany	Apr. 2014	—	(11)	1,374	8,203	—	—	9,577	1,666
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,427	—	—	1,427	385
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,860	—	—	1,860	337
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	524
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	—	3,763	594
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(7)	350	11,182	—	63	11,595	2,058
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	—	8,568	1,445
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	374
Nissan	Murfreesboro	TN	May 2014	—	(7)	966	19,573	—	—	20,539	3,379
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	1,372
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	1,217
Axon Energy Products	Conroe	TX	Jun. 2014	—		826	6,132	—	2	6,960	1,026
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	431
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	938
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	311
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	77
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	313
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	258
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	262

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	439
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	611
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,121
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	472
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	2,171
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	1,276
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	379
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	195
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	391
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	268
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	422
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	1,700
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	285
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	88
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	79
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—	(6)	1,188	7,005	—	—	8,193	1,471
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	168
Nimble Storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	1,938
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	1,361
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	—	8,052	1,551
FedEx	San Antonio	TX	Jul. 2014	—	(13)	3,283	17,756	—	—	21,039	3,117
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	11,962	51,722	11,324
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	614
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	1,382
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	1,526
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(14)	5,312	41,201	—	—	46,513	6,677
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	1,025
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	510
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	2,354
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—	(6)	3,855	41,726	—	—	45,581	6,995
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—	(6)	625	2,703	—	—	3,328	482
HBOS	Derby	United Kingdom	Aug. 2014	—	(6)	627	6,320	—	—	6,947	1,163
HBOS	St. Helens	United Kingdom	Aug. 2014	—	(6)	238	3,581	—	—	3,819	664
HBOS	Warrington	United Kingdom	Aug. 2014	—	(6)	454	2,139	—	—	2,593	428
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—	(6)	288	2,045	—	—	2,333	401

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—	(6)	510	1,339	—	—	1,849	344
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	—	7,891	1,185
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	1,654
Capgemini	Birmingham	United Kingdom	Aug. 2014	—	(6)	1,699	16,109	—	—	17,808	2,845
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	5,255
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,013	7,136	860
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—	(6)	1,174	19,541	—	—	20,715	3,239
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—	(6)	1,212	9,596	—	—	10,808	1,769
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	549
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	347
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	141
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	139
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	141
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	105
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	135
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	104
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	146
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	141
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	128
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	172
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	145
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	181
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	163
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	156
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	104
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	137
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	159
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	164
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	166
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	160
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	154
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	—	24,434	3,530
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	903
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	—	23,330	3,631
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	2,764

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	1,772
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	2,075	22,922	3,318
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	2,423	18,671	2,794
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	1,371
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	1,363
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	—	—	11,883	1,727
Bradford & Bingley	Bingley	United Kingdom	Oct. 2014	—	(6)	4,552	11,430	—	—	15,982	2,035
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	126	5,775	567
Rexam	Reckinghausen	Germany	Oct. 2014	—	(11)	865	12,173	—	—	13,038	1,996
C&J Energy	Houston	TX	Oct. 2014	—	(7)	3,865	9,457	—	—	13,322	1,636
FedEx	Lake Charles	LA	Oct. 2014	—	(14)	255	7,485	—	297	8,037	1,450
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	—	8,801	1,525
Axon Energy Products	Houston	TX	Oct. 2014	—		297	2,432	—	—	2,729	391
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—	(11)	7,453	52,217	—	—	59,670	9,482
Tokmanni	Matsala	Finland	Nov. 2014	—	(10)	1,931	58,456	—	—	60,387	10,001
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—	(6)	360	4,637	—	—	4,997	770
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	1,308
KPN BV	Houten	The Netherlands	Nov. 2014	—	(12)	1,729	21,154	—	—	22,883	3,312
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	—	19,023	3,031
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	—	(14)	10,714	69,018	—	—	79,732	10,679
Diebold	North Canton	OH	Dec. 2014	—	(13)	—	9,142	—	—	9,142	1,699
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	—	2,460	479
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	509	7,616	1,048
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	752	8,564	1,308
Constellium Auto	Wayne	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	5,421
C&J Energy	Houston	TX	Mar. 2015	—	(7)	6,196	21,745	—	—	27,941	3,305
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	744
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	681
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	579
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	484
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	947
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	1,273
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	440
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	274
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(13)	954	4,619	—	—	5,573	672

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Beacon Health	South Bend	IN	Sep. 2015	—		1,636	8,190	—	—	9,826	1,213
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	517
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,825	16,915	—	—	20,740	2,690
Finnair	Helsinki	Finland	Sep. 2015	—	(10)	2,760	78,649	—	—	81,409	11,221
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	1,540
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	1,202
Auchan	Beychac-et-Caillau	France	Dec. 2016	—	(15)	4,441	14,442	—	—	18,883	1,948
DCNS	Guipavas	France	Dec. 2016	—	(15)	2,072	15,722	—	—	17,794	1,746
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—	(12)	15,842	53,884	—	733	70,459	5,584
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	1,151
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—	(6)	28,875	78,992	—	—	107,867	8,125
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—	(6)	10,784	55,087	—	—	65,871	6,132
ID Logistics	Landersheim	France	Dec. 2016	—	(15)	2,114	8,882	—	—	10,996	975
ID Logistics	Moreuil	France	Dec. 2016	—	(15)	3,262	6,598	—	—	9,860	761
ID Logistics	Weilbach	Germany	Dec. 2016	—	(11)	1,460	9,652	—	—	11,112	1,011
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	—	(12)	—	79,867	—	294	80,161	8,112
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—	(6)	2,744	8,777	—	—	11,521	1,098
Pole Emploi	Marseille	France	Dec. 2016	—	(15)	874	9,218	—	—	10,092	945
Sagemcom	Rueil Malmaison	France	Dec. 2016	—	(15)	3,296	79,167	—	4,165	86,628	8,328
Worldline SA	Blois	France	Dec. 2016	—	(15)	1,239	5,896	—	—	7,135	833
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	855
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	740
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	902
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	465
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	163
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	—	4,236	412
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	363
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	373
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	1,596
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	271
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	608
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	—	6,467	473
Chemours	Pass Christian	MS	Feb. 2018	—	(13)	382	16,149	—	—	16,531	1,389
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	523
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	85

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

						Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	388
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	74
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	1,128
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	6,296	35,036	2,052
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	739
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	1,357	10,844	758
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	2,500	11,936	947
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	1,232	14,628	1,047
FedEx	Blackfoot	ID	Jun. 2018	—	(13)	350	6,882	—	—	7,232	811
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	—	6,991	517
Rubbermaid	Akron	OH	Jul. 2018	—	(13)	1,221	17,145	—	—	18,366	1,065
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	2,544
Bush Industries	Jamestown	NY	Sep. 2018	—	(13)	1,535	14,818	—	—	16,353	901
FedEx	Greenville	NC	Sep. 2018	—	(13)	581	9,744	—	—	10,325	1,109
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	—	110,527	6,164
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	432
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	217
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	2,307
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	—	15,419	768
VersaFlex	Kansas City	KS	Dec. 2018	—		519	7,581	—	—	8,100	395
Cummins	Gillette	WY	Mar. 2019	—	(14)	1,197	5,470	—	—	6,667	325
Stanley Security	Fishers	IN	Mar. 2019	—	(14)	1,246	11,879	—	—	13,125	573
Sierra Nevada	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	765
EQT	Waynesburg	PA	Apr. 2019	—	(14)	875	11,126	—	—	12,001	549
Hanes	Calhoun	GA	Apr. 2019	—	(14)	731	8,104	—	—	8,835	428
Union Partners	Aurora	IL	May 2019	—		929	11,621	—	—	12,550	497
Union Partners	Dearborn	MI	May 2019	—	(14)	3,028	11,645	—	—	14,673	520
ComDoc	North Canton	OH	Jun. 2019	—	(14)	602	15,128	—	—	15,730	674
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(14)	277	9,552	—	—	9,829	443
Encompass Health	Birmingham	AL	Jun. 2019	—	(14)	1,746	55,568	—	—	57,314	2,117
Heatcraft	Tifton	GA	Jun. 2019	—	(14)	346	9,064	—	—	9,410	346
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		40	343	—	—	383	14
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		232	15,488	—	—	15,720	587
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		348	4,747	—	—	5,095	220
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		190	9,488	—	—	9,678	358
CF Sauer SLB	Orange	FL	Aug. 2019	—		237	351	—	—	588	18

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—	2,201	12,884	—	—	15,085	507
SWECO	Florence	KY	Sep. 2019	—	2,080	21,924	—	—	24,004	848
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—	3,061	5,929	—	711	9,701	222
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—	3,073	7,130	—	244	10,447	267
Faurecia	Auburn Hills	MI	Dec. 2019	—	3,310	38,278	—	1,521	43,109	1,155
Plasma	Garland	TX	Dec. 2019	—	595	2,421	—	—	3,016	85
Plasma	El Paso	TX	Dec. 2019	—	72	2,478	—	—	2,550	68
Plasma	Bradenton	FL	Dec. 2019	—	185	3,747	—	—	3,932	108
Plasma	Hickory	NC	Dec. 2019	—	494	3,702	—	—	4,196	111
Plasma	Irving	TX	Dec. 2019	—	673	3,916	—	—	4,589	139
Plasma	Lake Charles	LA	Dec. 2019	—	301	1,730	—	—	2,031	55
Plasma	Mission	TX	Dec. 2019	—	275	1,735	—	—	2,010	53
Plasma	Meridian	MS	Dec. 2019	—	203	2,965	—	—	3,168	90
Plasma	Peoria	IL	Dec. 2019	—	206	2,578	—	—	2,784	74
Whirlpool	Cleveland	TN	Dec. 2019	—	2,230	20,923	—	—	23,153	666
Whirlpool	Clyde	OH	Dec. 2019	—	1,641	20,072	—	—	21,713	621
Whirlpool	Clyde	OH	Dec. 2019	—	3,559	17,283	—	—	20,842	627
Whirlpool	Findlay	OH	Dec. 2019	—	1,344	22,624	—	—	23,968	658
Whirlpool	Marion	OH	Dec. 2019	—	1,876	27,850	—	—	29,726	819
Whirlpool	Ottawa	OH	Dec. 2019	—	3,155	19,919	—	—	23,074	600
FedEx	Bathurst	Canada	Dec. 2019	—	39	2,253	—	—	2,292	90
FedEx	Woodstock	Canada	Dec. 2019	—	436	3,942	—	—	4,378	133
NSA Industries	Franklin	NH	Dec. 2019	—	237	7,968	—	—	8,205	247
Viavi	Santa Rosa	CA	Jan. 2020	—	3,209	4,203	—	290	7,702	136
CSTK	St. Louis	MO	Feb. 2020	—	3,405	8,155	—	—	11,560	258
Metal Technologies	Bloomfield	IN	Feb. 2020	—	167	1,034	—	—	1,201	32
Whirlpool	Fabriano	ITA	Feb. 2020	—	223	5,271	—	—	5,494	112
Whirlpool	Fabriano	ITA	Feb. 2020	—	2,603	15,067	—	—	17,670	348
FedEx	Moncton	Canada	Mar. 2020	—	310	3,090	—	—	3,400	75
Klaussner	Asheboro	NC	Mar. 2020	—	1,994	8,821	—	—	10,815	182
Klaussner	Asheboro	NC	Mar. 2020	—	3,470	19,521	—	—	22,991	383
Klaussner	Asheboro	NC	Mar. 2020	—	4,102	10,420	—	—	14,522	226
Klaussner	Candor	NC	Mar. 2020	—	1,705	9,528	—	—	11,233	192
Plasma	Danville	VA	May 2020	—	434	2,209	—	—	2,643	38
Plasma	Des Moines	IA	May 2020	—	254	2,827	—	—	3,081	45
Plasma	Erie	PA	May 2020	—	223	2,321	—	—	2,544	40

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2020 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2020 (2)(3)	Accumulated Depreciation (4)(5)
Plasma	Youngstown	OH	May 2020	—	41	4,600	—	—	4,641	69
Plasma	Dayton	OH	May 2020	—	61	1,796	—	—	1,857	28
Plasma	North Las Vegas	NV	May 2020	—	707	3,094	—	—	3,801	49
Klaussner	Asheboro	NC	Jun. 2020	—	2,438	3,025	—	—	5,463	40
NSA Industries	Franklin	NH	Jun. 2020	—	161	2,857	—	—	3,018	46
Johnson Controls	Las Rozas de Madrid	Spain	Sep. 2020	—	2,744	1,811	—	—	4,555	12
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	1,513	—	—	1,513	12
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	10,805	—	—	10,805	72
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—	5,484	47,121	—	—	52,605	215
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—	5,771	27,665	—	—	33,436	124
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—	6,473	32,490	—	—	38,963	159
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—	355	16,492	—	—	16,847	66
ZF Active Safety	Findlay	OH	Dec. 2020	—	1,231	21,410	—	—	22,641	—
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—	1,197	3,151	—	—	4,348	—
FCA USA	Detroit	MI	Dec. 2020	—	5,125	95,485	—	—	100,610	—

Encumbrances allocated based on notes below				1,308,686
				$1,378,686	$476,599	$3,081,615	—	$48,755	$3,606,969	$355,855
_______
(1)These are stated principal amounts at spot rates for those in local currency and exclude $15.0 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $712.0 million are not reflected in the table above.
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2019 is $3.8 billion.
(4)The accumulated depreciation column excludes approximately $319.3 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the UK Multi-Property Cross Collateralized Loan of $302.0 million as of December 31, 2020.
(7)These properties collateralize the U.S. Multi-Property Loan I of $187.0 million as of December 31, 2020.
(8)These properties collateralize the U.S. Multi-Property Loan II of $32.8 million as of December 31, 2020.
(9)These properties collateralize the U.S. Multi-Property Loan III of $98.5 million as of December 31, 2020.
(10)These properties collateralize the loan on the Finland properties of $90.8 million as of December 31, 2020.
(11)These properties collateralize the loan on the Germany properties of $63.2 million as of December 31, 2020.
(12)These properties collateralize the loan on the Luxembourg and Netherlands properties of $147.2 million as of December 31, 2020.
(13)These properties collateralize the U.S. Multi-Property Loan IV of $97.5 million as of December 31, 2020.
(14)These properties collateralize the U.S. Multi-Property Loan V of $204.0 million as of December 31, 2020.
(15) These properties collateralize the loan on the French properties of $85.9 million as of December 31, 2020.

Global Net Lease, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2020
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Real estate investments, at cost:
Balance at beginning of year	$3,111,496	$2,745,348	$2,543,052
Additions-Acquisitions	424,595	511,378	420,529
Asset remeasurement	—	—	—
Asset dispositions	—	(143,004)	—
Transfer to assets held for sale	—	—	(123,021)
Impairment charge	—	(6,299)	(1,603)
Currency translation adjustment	70,878	4,073	(61,499)
Balance at end of the year	$3,606,969	$3,111,496	$2,745,348

Accumulated depreciation:
Balance at beginning of year	$266,722	$220,225	$174,452
Depreciation expense	80,466	69,257	64,849
Asset dispositions	—	(22,821)	(3,861)
Transfer to assets held for sale	—	—	(10,633)
Currency translation adjustment	8,667	61	(4,582)
Balance at end of the year	$355,855	$266,722	$220,225