Form 10-Q
period 2021-03-31
Global Net Lease, Inc.
filed 2021-05-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR B	New York Stock Exchange
Preferred Stock Purchase Rights per share		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2021, the registrant had 95,393,290 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, at cost (Note 3):
Land	$474,538	$476,599
Buildings, fixtures and improvements	3,106,860	3,124,884
Construction in progress	5,876	5,486
Acquired intangible lease assets	707,964	711,985
Total real estate investments, at cost	4,295,238	4,318,954
Less accumulated depreciation and amortization	(710,902)	(675,200)
Total real estate investments, net	3,584,336	3,643,754
Cash and cash equivalents	262,868	124,245
Restricted cash	1,352	1,448
Derivative assets, at fair value (Note 8)	934	525
Unbilled straight-line rent	61,840	61,007
Operating lease right-of-use asset (Note 10)	55,782	58,395
Prepaid expenses and other assets	43,674	43,929
Due from related parties	346	377
Deferred tax assets	2,367	2,367
Goodwill and other intangible assets, net	23,089	23,089
Deferred financing costs, net	7,269	7,878
Total Assets	$4,043,857	$3,967,014

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,347,484	$1,363,698
Revolving credit facility (Note 5)	125,864	111,132
Term loan, net (Note 5)	287,172	300,154
Senior notes, net (Note 6)	490,692	490,345
Acquired intangible lease liabilities, net	31,503	32,970
Derivative liabilities, at fair value (Note 8)	14,835	19,984
Due to related parties	845	2,002
Accounts payable and accrued expenses	30,025	28,310
Operating lease liability (Note 10)	24,085	25,350
Prepaid rent	26,580	21,481
Deferred tax liability	12,157	12,157
Dividends payable	5,386	5,152
Total Liabilities	2,396,628	2,412,735
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2021 and December 31, 2020	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,503,893 and 3,861,953 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	45	39
Common Stock, $0.01 par value, 250,000,000 shares authorized, 95,512,062 and 89,614,601 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,286	2,227
Additional paid-in capital	2,540,522	2,418,659
Accumulated other comprehensive income	13,885	8,073
Accumulated deficit	(933,695)	(896,547)
Total Stockholders’ Equity	1,623,111	1,532,519
Non-controlling interest	24,118	21,760
Total Equity	1,647,229	1,554,279
Total Liabilities and Equity	$4,043,857	$3,967,014
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue from tenants	$89,390	$79,242

Expenses:
Property operating	7,570	7,377
Operating fees to related parties	9,639	8,794
Acquisition, transaction and other costs	17	280
General and administrative	4,128	2,961
Equity-based compensation	2,577	2,488
Depreciation and amortization	39,684	33,533
Total expenses	63,615	55,433
Operating income before gain (loss) on dispositions of real estate investments	25,775	23,809
Operating income	25,775	23,809
Other income (expense):
Interest expense	(21,368)	(16,440)
Loss on extinguishment of debt	—	—
Gain on derivative instruments	1,842	3,143
Other income	15	48
Total other expense, net	(19,511)	(13,249)
Net income before income tax	6,264	10,560
Income tax expense	(2,080)	(959)
Net income	4,184	9,601
Preferred stock dividends	(5,016)	(4,563)
Net income attributable to common stockholders	$(832)	$5,038

Basic and Diluted Earnings Per Share:
Net income per share attributable to common stockholders — Basic and Diluted	$(0.01)	$0.05
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic	91,479,497	89,458,753
Weighted average shares outstanding — Diluted	91,479,497	89,499,294
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$4,184	$9,601

Other comprehensive income (loss)
Cumulative translation adjustment	2,017	(12,550)
Designated derivatives, fair value adjustments	3,795	(7,152)
Other comprehensive income (loss)	5,812	(19,702)

Comprehensive income (loss)	9,996	(10,101)

Preferred Stock dividends	(5,016)	(4,563)

Comprehensive income (loss) attributable to common stockholders	$4,980	$(14,664)
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	5,895,802	59	105,691	—	—	105,750	—	105,750
Issuance of Preferred Stock, net	—	—	641,940	6	—	—	15,953	—	—	15,959	—	15,959
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(36,213)	(36,213)	—	(36,213)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock,$0.43 per share	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Equity-based compensation, net of forfeitures	—	—	—	—	1,659	—	219	—	—	219	2,358	2,577
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Net Income	—	—	—	—	—	—	—	—	4,184	4,184	—	4,184
Cumulative translation adjustment	—	—	—	—	—	—	—	2,017	—	2,017	—	2,017
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	3,795	—	3,795	—	3,795
Balance, March 31, 2021	6,799,467	$68	4,503,893	$45	95,512,062	$2,286	$2,540,522	$13,885	$(933,695)	$1,623,111	$24,118	$1,647,229

	Three Months Ended March 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,497	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Issuance of Common Stock, net	—	—	—	—	—	—	(106)	—	—	(106)	—	(106)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	76	—	—	76	—	76
Dividends declared:
Common Stock, $0.53 per share	—	—	—	—	—	—	—	—	(47,638)	(47,638)	—	(47,638)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,482)	(1,482)	—	(1,482)
Equity-based compensation	—	—	—	—	—	—	129	—	—	129	2,359	2,488
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(157)	(157)	—	(157)
Net Income	—	—	—	—	—	—	—	—	9,601	9,601	—	9,601
Cumulative translation adjustment	—	—	—	—	—	—	—	(12,550)	—	(12,550)	—	(12,550)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(7,152)	—	(7,152)	—	(7,152)
Balance, March 31, 2020	6,799,497	$68	3,450,000	$35	89,458,752	$2,225	$2,408,452	$493	$(776,002)	$1,635,271	$14,686	$1,649,957
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,184	$9,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,461	19,263
Amortization of intangibles	17,223	14,270
Amortization of deferred financing costs	2,279	1,810
Amortization of mortgage discounts and premiums, net	—	10
Amortization of below-market lease liabilities	(1,088)	(815)
Amortization of above-market lease assets	907	840
Amortization related to right-of-use assets	240	207
Amortization of lease incentive	119	—
Unbilled straight-line rent	(944)	(1,487)
Equity-based compensation	2,577	2,488
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	(1,762)	(2,082)
Lease incentive payment	—	(4,676)
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	1,367	4,873
Deferred tax assets	—	22
Accounts payable and accrued expenses	558	(909)
Prepaid rent	5,099	212
Deferred tax liability	—	(686)
Taxes payable	—	(1,046)
Net cash provided by operating activities	53,220	41,895
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(113,117)
Deposits for real estate investments	(1,200)	(1,434)
Capital expenditures	(3,247)	(1,396)
Net cash used in investing activities	(4,447)	(115,947)
Cash flows from financing activities:
Borrowings under revolving credit facilities	15,000	205,000
Principal payments on mortgage notes payable	(2,709)	—
Common Stock issuance (costs) proceeds, net	105,750	(106)
Series A Preferred Stock issuance (costs) proceeds, net	—	76
Series B Preferred Stock issuance (costs) proceeds, net	15,959	—
Payments of financing costs	(150)	—
Dividends paid on Common Stock	(36,213)	(47,638)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(1,701)	(577)
Distributions to non-controlling interest holders	(103)	(135)
Net cash provided by financing activities	92,752	153,539
Net change in cash, cash equivalents and restricted cash	141,525	79,487
Effect of exchange rate changes on cash	(2,998)	(5,972)
Cash, cash equivalents and restricted cash, beginning of period	125,693	274,287
Cash, cash equivalents and restricted cash, end of period	$264,220	$347,802

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents, end of period	$262,868	$343,447
Restricted cash, end of period	1,352	4,355
Cash, cash equivalents and restricted cash, end of period	$264,220	$347,802

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consist primarily of “Investment Grade” tenants (defined below). The Company invests in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of March 31, 2021, the Company owned 306 properties consisting of 37.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2021, 65% of the Company’s properties are located in the U.S. and Canada and 35% in Europe. In addition, the Company’s portfolio was comprised of 49% industrial/distribution properties, 46% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2021. The straight-line rent includes amounts for tenant concessions.
Substantially all of the Company’s business is conducted through the Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company has retained Global Net Lease Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. The Company’s properties are managed and leased to third parties by Global Net Lease Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”), and these related parties receive compensation and fees for various services provided to the Company.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2021, these leases had a weighted-average remaining lease term of 8.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to pay their monthly rent. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
those prior to the concession. The Company elected to use this relief where applicable. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 — Commitments and Contingencies.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed its annual goodwill impairment evaluation in the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. There were no material changes to this assessment as of March 31, 2021.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Credit Facility (as defined in Note 5 - Revolving Credit Facility and Term Loan, Net) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Multi-Year Outperformance Agreements
Concurrent with the listing of the Company’s common stock, $0.01 par value per share (“Common Stock”) on the New York Stock Exchange (“NYSE”) on June 2, 2015 and modifications to the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, the OP and the Advisor, the Company entered into a multi-year outperformance agreement with the Advisor in June 2015 (the “2015 OPP”). Following the end of the performance period under the 2015 OPP on June 2, 2018, the Company entered into the 2018 OPP with the Advisor (see Note 13 — Equity-Based Compensation). Under the 2018 OPP, effective June 2, 2018, the Company records equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed as of that date and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards, see Note 13 — Equity-Based Compensation.
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
March 31, 2021
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
Pending Adoption as of March 31, 2021
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2020, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes. There were no acquisitions during the three months ended March 31, 2021.

Three Months Ended March 31,
(Dollar amounts in thousands)	2020
Real estate investments, at cost:
Land	$21,153
Buildings, fixtures and improvements	84,767
Total tangible assets	105,920
Acquired intangible lease assets:
In-place leases	7,245
Above-market lease assets	21
Below-market lease liabilities	(69)
Total intangible assets	7,197
ROU asset	—
Cash paid for acquired real estate investments	$113,117
Number of properties purchased	10

The following table summarizes the acquisition by property type during the three months ended March 31, 2020:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2020:
Office	2	196
Industrial	6	1,796
Distribution	2	562
Retail	—	—
	10	2,554
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges to its intangible assets associated with its real estate investments during the three months ended March 31, 2021 and 2020.
Dispositions
During the three months ended March 31, 2021 and 2020, the Company did not sell any properties.
Assets Held for Sale
As of March 31, 2021 and December 31, 2020, the Company did not have any assets that were classified as held for sale.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2021 and December 31, 2020. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2021 and December 31, 2020.

Country / U.S. State	March 31, 2021	December 31, 2020
United States	63.5%	63.2%
Michigan	15.4%	15.3%
United Kingdom	17.3%	16.8%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2021 and December 31, 2020 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2021	December 31, 2020				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$86,786	$90,760	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	82,095	85,854	2.5%	(3)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	60,399	63,165	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	140,734	147,178	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	370,014	386,957

United Kingdom:	United Kingdom Properties	42	301,828	301,979	3.0%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	42	301,828	301,979

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	56	689,750	689,750
	Gross mortgage notes payable	118	1,361,592	1,378,686	3.4%
	Mortgage discount		—	—
	Deferred financing costs, net of accumulated amortization (7)		(14,108)	(14,988)
	Mortgage notes payable, net	118	$1,347,484	$1,363,698	3.4%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor rate in effect as of March 31, 2021.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of March 31, 2021.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of March 31, 2021.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of March 31, 2021. This loan requires principal repayments that began in 2020 based on amounts specified under the loan.
(6)The borrower’s (wholly owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(7)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of March 31, 2021:

(In thousands)	Future Principal Payments (1)
2021 (remainder)	$10,611
2022	20,650
2023	330,967
2024	227,519
2025	82,095
2026	—
Thereafter	689,750
Total	$1,361,592
________
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.17 for EUR as of March 31, 2021 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2021, the Company was in compliance with all financial covenants under its mortgage notes payable agreements, except as described below.
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all the Company’s properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when the Company executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.6 million as of March 31, 2021). The guaranty remains in effect as of March 31, 2021 and contains a covenant that requires the Company to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This does not constitute a breach of the covenant and is not an event of default under the loan. The Company is currently in active negotiations with its lenders to cure the cash trap event. The Company anticipates reaching a resolution on the cure to the cash trap event in the second quarter of 2021 but there can be no assurance it will be able to do so on favorable terms, or at all. If the value of the underlying portfolio continues to decline, the loan to value ratio may exceed the financial covenant required under the loan of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, the Company’s intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. If the Company is unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, it may experience future cash trap events that could adversely impact its liquidity.
In addition, during the three months ended December 31, 2020, the Company also triggered a cash sweep event under one of its mortgage loans with a balance of $98.5 million as of March 31, 2021, because a major tenant failed to renew its lease. This is not an event of default and instead triggers a cash sweep event. During the first quarter of 2021, the Company cured this event through one of the available options under the loan by putting a $3.2 million letter of credit in place. The Company may be required to put additional letters of credit in place up to an aggregate of $7.4 million if the Company is not able to find a suitable replacement tenant prior to the fourth quarter of 2021, and the letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
As of March 31, 2021, the Company was in compliance with the covenants pursuant to the Indenture under the Company’s 3.75% Senior Notes due 2027 (the “Senior Notes”) (as described in Note 6 — Senior Notes, Net) Credit Facility and mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of March 31, 2021 was $1.8 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of March 31, 2021 and December 31, 2020 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for an $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €247.1 million ($289.8 million based on the prevailing exchange rate as of March 31, 2021) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time. On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants, and the terms of the Credit Facility described below generally reflect this amendment and restatement.

	March 31, 2021				December 31, 2020
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$125,864	$120,000	£—	€5,000	$111,132	$105,000	£—	€5,000

Term Loan	289,765	—	—	247,075	303,036	—	—	247,075
Deferred financing costs	(2,593)	—	—	—	(2,882)	—	—	—
Term Loan, Net	287,172	—	—	247,075	300,154	—	—	247,075
Total Credit Facility	$413,036	$120,000	£—	€252,075	$411,286	$105,000	£—	€252,075
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.17 for EUR as of March 31, 2021 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.

Credit Facility - Terms
As of December 31, 2020, the aggregate total commitments under the Credit Facility were $1.1 billion, based on the USD equivalent on March 31, 2021. On February 24, 2021, following a request by the Company, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the Company, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2021, the Company may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of March 31, 2021, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of March 31, 2021, approximately $88.6 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. As of March 31, 2021, the Company was in compliance with all covenants under the Credit Facility.
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
March 31, 2021
(Unaudited)
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027. In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Notes entered into an indenture with U.S. Bank National Association, as trustee. As of March 31, 2021 and December 31, 2020 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $490.7 million and $490.3 million, respectively, which is net of $9.3 million and $9.7 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021.
Additional information on the terms of the Senior Notes can be found in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$(2,262)	$—	$(2,262)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(11,639)	$—	$(11,639)
December 31, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$(4,025)	$—	$(4,025)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(15,434)	$—	$(15,434)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of March 31, 2021 and December 31, 2020 were $1.4 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $125.9 million and a fair value of $125.5 million. As of December 31, 2020 the advances to the Company under the Revolving Credit Facility had a carrying value of $111.1 million and a fair value of $111.2 million.
•As of March 31, 2021 the Company’s Term Loan had a gross carrying value of $289.8 million and a fair value of $290.7 million. As of December 31, 2020 the Company’s Term Loan had a gross carrying value of $303.0 million and a fair value of $304.6 million.
•As of March 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $495.0 million. As of December 31, 2020, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $512.4 million.
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
March 31, 2021
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(3,200)	$(3,829)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(6,584)	(9,000)
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,855)	(2,605)
Total		$(11,639)	$(15,434)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$376	$198
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(2,740)	(2,714)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	558	327
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(456)	(1,836)
Total		$(2,262)	$(4,025)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2022, the Company estimates that an additional $6.7 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
As of March 31, 2021 and December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2021		December 31, 2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$303,780	49	$301,210
Interest rate “pay-fixed” swaps (EUR)	22	613,306	22	641,394
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	74	$1,067,086	74	$1,092,604

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million was recorded as an increase to interest expense for the three months ended March 31, 2020 and there was no balance remaining in AOCI related to this transaction as of December 31, 2020.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, approximately $0.1 million was recorded as an increase to interest expense for the three months ended March 31, 2020. As of December 31, 2020, there was no balance remaining in AOCI related to these terminations.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Amount of gain (loss) recognized in AOCI from derivatives	$2,037	$(8,391)
Amount of loss reclassified from AOCI into income as interest expense	$(1,743)	$(824)
Total interest expense recorded in the consolidated statements of operations	$21,368	$16,440
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2021 and December 31, 2020 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended March 31, 2021 and 2020, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $1.8 million for the three months ended March 31, 2021. The Company recorded a gain of $0.1 million for the three months ended March 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2021		December 31, 2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	45	$50,936	41	$41,633
Foreign currency forwards (EUR-USD)	40	39,875	40	38,634
Interest rate swaps (EUR)	—	—	—	—
Total	85	$90,811	81	$80,267
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2021	$934	$(14,835)	$—	$(13,901)	$—	$—	$(13,901)
December 31, 2020	$525	$(19,984)	$—	$(19,459)	$—	$—	$(19,459)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.6 million. As of March 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had 95,512,062 and 89,614,601, respectively, shares of Common Stock issued and outstanding including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”). LTIP Units may be convertible into shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents, having an aggregate offering price of up to $250 million which was increased to $500 million in March 2021.
•During the three months ended March 31, 2021, the Company sold 5,904,470 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $107.6 million, before commissions paid of $1.6 million and additional issuance costs of $0.3 million.
•The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the year ended December 31, 2020.
During the first quarter of 2021, the cancellation of 8,668 shares of Common Stock that had been forfeited in a prior period was effectuated, which reduced the Common Stock outstanding as of March 31, 2021. The cancellation of these shares is presented in the consolidated statement of stockholders' equity in the common stock issuances, net line item.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2021 and December 31, 2020. The Company had 6,799,467 and 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2021 and December 31, 2020. The Company had 4,503,893 and 3,861,953 shares of Series B Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of March 31, 2021 and December 31, 2020. No shares of Series C Preferred Stock were issued and outstanding as of March 31, 2021 and December 31, 2020.
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the three months ended March 31, 2021, the Company sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
•The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during the first quarter of 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Dividends
Common Stock Dividends
Historically, and through March 31, 2020, the Company paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the Company’s board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which became effective in the second quarter of 2020 with the Company’s April 1, 2020 dividend declaration and was also in effect in the first quarter of 2021.
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The Plan was set to expire on April 8, 2021, however in February 2021, the Company amended the rights agreement related to its stockholder rights plan to extend the expiration date of the rights under the Plan from April 8, 2021 to April 8, 2024, unless earlier exercised, exchanged, amended redeemed or terminated. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases for associated with certain properties, with lease durations ranging from 15 to 97 years as of March 31, 2021. The Company did not enter into any additional ground leases during the quarter ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company’s balance sheet includes ROU assets of $55.8 million and $58.4 million, respectively, and operating lease liabilities of $24.1 million and $25.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance on January 1, 2019 as well as for new operating leases entered into after the adoption of the new standard, the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 31.8 years and a weighted-average discount rate of 4.33% as of March 31, 2021. For the three months ended March 31, 2021, the Company paid cash of approximately $0.4 million for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard. For the three months ended March 31, 2020, the Company paid cash of approximately $0.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of March 31, 2021:

(In thousands)	Future Base Rent Payments (1)
2021 (remainder)	$1,084
2022	1,446
2023	1,446
2024	1,450
2025	1,455
Thereafter	39,005
Total minimum lease payments (2)	45,886
Less: Effects of discounting	(21,801)
Total present value of lease payments	$24,085
________
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.17 for EUR as of March 31, 2021 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated by or against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of March 31, 2021 and December 31, 2020, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company. As of March 31, 2021 and December 31, 2020, the Company had $0.3 million and $0.4 million, respectively, of receivables from the Advisor or its affiliates and $0.8 million and $2.0 million of payables to the Advisor or its affiliates, respectively.
As of March 31, 2021, AR Global indirectly owned 95% of the membership interests in the Advisor and Scott J. Bowman, the Company’s former chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor. James L. Nelson, the Company’s chief executive officer and president, holds a non-controlling profit interest in the Advisor and Property Manager.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of March 31, 2021 and December 31, 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The Company paid $0.1 million in distributions to the Advisor as the sole holder of LTIP Units during the three months ended March 31, 2021, and the Company paid $0.2 million in distributions related to LTIP units during the three months ended March 31, 2020, which are included in accumulated deficit in the audited consolidated statements of equity. As of March 31, 2021 and December 31, 2020, the Company had no unpaid distributions on the LTIP Units.
During the third quarter of 2020, the Company granted 132,025 Restricted Shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. For additional information, see Note 13 — Equity-Based Compensation.
Fees Paid in Connection with the Operations of the Company
Under the Advisory Agreement, the Company pays the Advisor the following fees in cash:
(a)    a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and
(b)    a variable fee amount equal to 1.25% per annum of the sum, since the effective date of the Advisory Agreement in June 2015, of: (i) the cumulative net proceeds of all common equity issued by the Company (ii) any equity of the Company issued in exchange for or conversion of preferred stock or exchangeable notes, based on the stock price at the date of issuance; and (iii) any other issuances of common, preferred, or other forms of equity of the Company, including units in an operating partnership (excluding equity based compensation but including issuances related to an acquisition, investment, joint-venture or partnership) (the “Variable Base Management Fee”).
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three months ended March 31, 2021 and 2020. The Advisory Agreement was amended on May 6, 2021 as described below and in Subsequent Events — Note 15 (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ending December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share(1): the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
Under the Advisory Agreement, prior to an amendment thereto in May 2020 (the “2020 Amendment”), the Incentive Fee Lower Hurdle was (a) $2.15 for the 12 months ended June 30, 2019, and (b) $2.25 for the 12 months ending June 30, 2020. Following the 2020 Amendment, the Incentive Fee Lower Hurdle was equal to (i) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (ii) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (iii) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021, and (iv) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Lower Hurdle is equal to (x) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period beginning January 1, 2021, and (y) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
In addition, prior to the 2020 Amendment, the Incentive Fee Upper Hurdle was (a) $2.79 for the 12 months ended June 30, 2019, and (b) $2.92 for the 12 months ending June 30, 2020. Following the 2020 Amendment, the Incentive Fee Upper Hurdle was equal to (i) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (ii) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (iii) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021, and (iv) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Upper Hurdle is equal to (x) $2.62 per share in the aggregate and $0.655 per share per quarter for the annual period beginning January 1, 2021, and (y) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
The 2020 Amendment also extended from July 1, 2020 to July 1, 2021 the first date that the annual thresholds are subject to annual increases by a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor). The 2021 Amendment further extended this date to January 1, 2023. The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, the 2021 Amendment extended from August 2023 to May 2026, the first date on which the Advisor has a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted. The Advisor will again have this right in May 2031 and then every five years thereafter.
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
_________
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company pays the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee is no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with certain mortgage loans entered into by the Company in October 2017, April 2019 and September 2019 (the “ Loan Property PMLAs”) on otherwise nearly identical terms to the primary property and management leasing agreement (the “Primary PMLA”), which remains applicable to all other properties.
In February 2019, the Company entered into an amendment to the Primary PMLA with the Property Manager, providing for automatic extensions for an unlimited number of successive one-year terms unless terminated by either party upon notice. Following this amendment, either the Company or the Property Manager may terminate the Primary PMLA at any time upon at least 12 months’ written notice prior to the applicable termination date. This termination notice period does not apply to the Loan Property PMLAs, which may be terminated by either the Company or the Property Manager upon 60 days’ written notice prior to end of the applicable term.
If cash flow generated by any of the Company’s properties is not sufficient to fund the costs and expenses incurred by the Property Manager in fulfilling its duties under the property management and leasing agreements, the Company is required to fund additional amounts. Costs and expenses that are the responsibility of the Company under the property management and leasing agreements include, without limitation, reasonable wages and salaries and other employee-related expenses of all on-site and off-site employees of the Property Manager who are engaged in the operation, management, maintenance and leasing of the properties and other out-of-pocket expenses which are directly related to the operation, management, maintenance and leasing of specific properties, but may not include the Property Manager’s general overhead and administrative expenses.
During the year ended December 31, 2020, the Company incurred leasing commissions to the Property Manager of $1.5 million, and, during the three months ended March 31, 2021, the Company incurred an additional $0.5 million of leasing commissions to the Property Manager. These amounts are being recorded over the terms of the related leases. During the three months ended March 31, 2021, $42,000 was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three months ended March 31, 2021 and 2020 did not exceed these limits.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three months ended March 31, 2021 or 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2021	2020
(In thousands)	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	7,678	7,376
Property management fees	1,961	1,418
Incentive compensation	—	—
Total related party operational fees and reimbursements	$9,639	$8,794
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.0 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 13 — Equity-Based Compensation
2021 Equity Plan
At the Company’s 2021 annual meeting of stockholders held on April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (the “Individual Plan”) and the 2021 Omnibus Advisor Incentive Compensation Plan of Global Net Lease, Inc. (the “Advisor Plan” and together with the Advisor Plan, the “2021 Equity Plan”). Both the Individual Plan and the Advisor Plan became effective upon stockholder approval. See Note 15 — Subsequent Events for further details.
The terms of the Advisor Plan are substantially similar to the terms of the Individual Plan, except with respect to the eligible participants. Generally, directors of the Company, employees of the Company and employees of the Advisor or its affiliates who are involved in providing services to the Company (including the Company’s executive officers) are eligible to participate in the Individual Plan. Only the Advisor and any of its affiliates that are involved in providing services to the Company or any of its subsidiaries are eligible to receive awards under the Advisor Plan. The total number of shares of Common Stock that can be issued or subject to awards under the Advisor Plan and the Individual Plan, in the aggregate, is 6,300,000 shares. Shares issued or subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. The Individual Plan and the Advisor Plan will expire on April 12, 2031.
The 2021 Equity Plan permit awards of Restricted Shares, RSUs, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards.
Option Plan
Because the Individual Plan and Advisor Plan were approved by the Company’s stockholders, no awards will be granted under the Global Net Lease, Inc. 2012 Stock Option Plan (the “Option Plan”) in the future. While effective, the Option Plan authorized the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the Company’s board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Option Plan was to be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares had been authorized and reserved for issuance under the Plan. As of March 31, 2021 and December 31, 2020, no stock options were issued under the Option Plan.
Restricted Share Plan
The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of Restricted Shares and RSUs to directors, officers and full-time employees (if any), of the Company, the Advisor and its affiliates, and certain persons that provide services to the Company, the Advisor or its affiliates.
Under the RSP, prior to stockholder approval of the 2021 Equity Plan, the number of shares of Common Stock available for awards was equal to 10.0% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time, and, if any awards granted under the RSP are forfeited for any reason, the number of forfeited shares was again available for purposes of granting awards under the RSP. Because the 2021 Equity Plan was approved by the Company’s stockholders, only 2,772,905 shares of Common Stock remain available for the grant of new awards under RSP through the expiration of the RSP on April 20, 2022, and shares of Common Stock underlying awards that expire, terminate, are cancelled or are forfeited under the RSP will not again be available for issuance under the RSP. Awards previously granted under the RSP will remain outstanding (and eligible to vest and settle) in accordance with their terms under the RSP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
The following table reflects the amount of RSUs outstanding as of March 31, 2021 and 2020:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Vested	(9,409)	13.37
Granted	—	—
Unvested, March 31, 2021	35,540	15.88

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2019	40,541	$20.47
Vested	—	—
Granted	—	—
Unvested, March 31, 2020	40,541	20.47

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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the three months ended March 31, 2021, 7,750 Restricted Shares were forfeited.
Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of March 31, 2021, the Company had $0.4 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2021, the Company had $1.9 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 3.5 years.
Director Compensation
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
During the three months ended March 31, 2021, the Company recorded compensation expense related to the 2018 OPP of $2.4 million. During the three months ended March 31, 2020, the Company recorded compensation expense of $2.4 million related to the 2018 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units contained in the agreement of limited partnership of the OP.
The Advisor, as the holder of the LTIP Units is entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. The Company paid $0.1 million and $0.2 million in distributions related to LTIP Units during the three months ended March 31, 2021 and 2020, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. If any LTIP Units are earned, the Advisor will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on OP Units during the applicable performance period, less the aggregate distributions paid on the LTIP Unit during the performance period. As of the valuation date on the final day of the applicable performance period, any LTIP Units that are earned will become entitled to receive the same distributions paid on the OP Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of an OP Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, will in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into an OP Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the Performance Period as follows:

Performance Level (% of Absolute TSR LTIP Units Earned)		Absolute TSR			Number of Absolute TSR LTIP Units Earned
Below Threshold	0%	Less than	24%		0
Threshold	25%		24%		319,366
Target	50%		30%		638,733
Maximum	100%		36%	or higher	1,277,465
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

Performance Level (% of Relative TSR LTIP Units Earned)		Relative TSR Excess			Number of Absolute TSR LTIP Units Earned
Below Threshold	0%	Less than	-600	basis points	0
Threshold	25%		-600	basis points	319,366
Target	50%		—	basis points	638,733
Maximum	100%		600	basis points	1,277,465
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
The award of LTIP Units under the 2018 OPP is administered by the compensation committee of the Company’s board of directors, provided that any of the compensation committee’s powers can be exercised instead by the board of directors if it so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or OP Units into which they may be converted in accordance with the terms of the agreement of limited partnership of the OP).
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
Other Equity-Based Compensation

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2021 and 2020.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Net income attributable to common stockholders	$(832)	$5,038
Adjustments to net income attributable to common stockholders for common share equivalents	(153)	(135)
Adjusted net income attributable to common stockholders	$(985)	$4,903

Weighted average common shares outstanding — Basic	91,479,497	89,458,753
Weighted average common shares outstanding — Diluted	91,479,497	89,499,294
Net income per share attributable to common stockholders — Basic and Diluted	$(0.01)	$0.05

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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Unvested RSUs	44,322	40,541
Unvested Restricted Shares (1)	129,356	—
LTIP Units (2)	2,554,930	2,554,930
Total common share equivalents excluded from EPS calculation	2,728,608	2,595,471
(1) There were 124,275 Restricted Shares issued and outstanding as of March 31, 2021. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares, including their issuance during September 30, 2020.
(2) There were 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of March 31, 2021 and 2020. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP.
Conditionally issuable shares relating to the 2018 OPP award (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2021 and 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except for as disclosed below.
Acquisitions Subsequent to March 31, 2021
Subsequent to March 31, 2021, we acquired five properties, located in the United States and United Kingdom, for an aggregate contract purchase price of approximately $249.9 million, excluding closing costs. This included one acquisition from the McLaren Group of three triple-net lease properties located in the United Kingdom for a purchase price of £170.0 million ($236.3 million on the date of acquisition). The acquisition closing costs of $5.6 million were funded with a £101.0 million ($140.6 million on the date of incurrence) loan secured by the McLaren Group properties, £52.0 million ($72.2 million on the date of acquisition) in additional borrowings under the Revolving Credit Facility and cash on hand.
Advisory Agreement Amendment
On May 6, 2021, the Advisory Agreement was amended pursuant to the 2021 Amendment. See Note 11 — Related Party Transactions for further details.
2021 Equity Plan
At the Company’s 2021 annual meeting of stockholders held on April 12, 2021, the Company’s stockholders approved the
2021 Equity Plan, which became effective upon stockholder approval. Because the Equity Plan was approved by the Company’s stockholders, (i) no awards will be granted under the Option Plan in the future, (ii) only 2,772,905 shares of Common Stock will remain available for the grant of new awards under the RSP through the expiration of the RSP on April 20, 2022, and (iii) shares of Common Stock underlying awards that expire, terminate, are cancelled or are forfeited under the RSP will not again be available for issuance under the RSP. No awards have ever been granted under the Option Plan, and awards previously granted under the RSP will remain outstanding (and eligible to vest and settle) in accordance with their terms under the RSP. See Note 13 — Equity-Based Compensation for further details.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of our roster of primarily “Investment Grade” tenants (defined below). We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of March 31, 2021, we owned 306 properties consisting of 37.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis, as of March 31, 2021, 65% of our properties were located in the United States (“U.S.”) and Canada and 35% of our properties were located in Europe, and our portfolio was comprised of 49% industrial/distribution properties, 46% office properties and 5% retail properties. These percentages as of March 31, 2021 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2021 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of March 31, 2021, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
Substantially all of our business is conducted through the OP, a Delaware limited partnership, and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Global Net Lease Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 66.3% of our rental income on a straight-line basis for the quarter ended March 31, 2021 was derived from Investment Grade rated tenants, comprised of 36.4% leased to tenants with an actual investment grade rating and 29.9% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2021.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has impacted and may continue to impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. As of April 30, 2021, we have collected approximately 100% of the original cash rent due for the first quarter of 2021 across our entire portfolio, including approximately 100% of the original cash rent due from our assets in the United States, 100% of the original cash rent due from our assets in the United Kingdom and approximately 100% of the original cash rent due from our assets in the rest of Europe. This level of collection was consistent with the our level of collections in the fourth quarter of 2021,which was a slight improvement from the level of collections in the second and third quarters of 2020.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. During 2020 in light of COVID-19 pandemic, we agreed with certain tenants to defer a certain portion of cash rent due in 2020 to instead be due during 2021. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 99% of original cash rent due in the first quarter of 2021 across our entire portfolio, including approximately 99% of the original cash rent due from our assets in the United States, 100% of the original cash rent due from our assets in the United Kingdom and approximately 100% of the original cash rent due form our assets in the rest of Europe.
This information about rent collections may not be indicative of any future period. There is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2020 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of March 31, 2021:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	3.0
Wickes Building Supplies I	May 2013	UK	1	30	3.5
Everything Everywhere	Jun. 2013	UK	1	65	6.3
Thames Water	Jul. 2013	UK	1	79	1.4
Wickes Building Supplies II	Jul. 2013	UK	1	29	5.7
PPD Global Labs	Aug. 2013	US	1	77	3.7
Northern Rock	Sep. 2013	UK	2	86	2.4
Wickes Building Supplies III	Nov. 2013	UK	1	28	7.7
XPO Logistics	Nov. 2013	US	7	105	2.7
Wolverine	Dec. 2013	US	1	469	1.8
Encanto	Dec. 2013	PR	18	65	4.3
Rheinmetall	Jan. 2014	GER	1	320	2.8
GE Aviation	Jan. 2014	US	1	369	4.8
Provident Financial	Feb. 2014	UK	1	117	14.6
Crown Crest	Feb. 2014	UK	1	806	17.9
Trane	Feb. 2014	US	1	25	2.7
Aviva	Mar. 2014	UK	1	132	8.2
DFS Trading I	Mar. 2014	UK	5	240	9.0
GSA I	Mar. 2014	US	1	135	1.4
National Oilwell Varco I	Mar. 2014	US	1	24	2.3
GSA II	Apr. 2014	US	2	25	1.9
OBI DIY	Apr. 2014	GER	1	144	2.8
DFS Trading II	Apr. 2014	UK	2	39	9.0
GSA III	Apr. 2014	US	2	28	1.7
GSA IV	May 2014	US	1	33	4.3
Indiana Department of Revenue	May 2014	US	1	99	1.8
National Oilwell Varco II	May 2014	US	1	23	8.9
Nissan	May 2014	US	1	462	7.5
GSA V	Jun. 2014	US	1	27	2.0
Lippert Components	Jun. 2014	US	1	539	5.4
Select Energy Services I	Jun. 2014	US	3	136	5.6
Bell Supply Co I	Jun. 2014	US	6	80	7.8
Axon Energy Products (3)	Jun. 2014	US	3	214	3.8
Lhoist	Jun. 2014	US	1	23	11.8
GE Oil & Gas	Jun. 2014	US	2	70	4.3
Select Energy Services II	Jun. 2014	US	4	143	5.6
Bell Supply Co II	Jun. 2014	US	2	19	7.8
Superior Energy Services	Jun. 2014	US	2	42	3.0
Amcor Packaging	Jun. 2014	UK	7	295	3.7
GSA VI	Jun. 2014	US	1	7	3.0
Nimble Storage	Jun. 2014	US	1	165	0.6
FedEx -3-Pack	Jul. 2014	US	3	339	1.8
Sandoz, Inc.	Jul. 2014	US	1	154	5.3
Wyndham	Jul. 2014	US	1	32	4.1
Valassis	Jul. 2014	US	1	101	2.1
GSA VII	Jul. 2014	US	1	26	3.6

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
AT&T Services	Jul. 2014	US	1	402	5.3
PNC - 2-Pack	Jul. 2014	US	2	210	8.3
Fujitsu	Jul. 2014	UK	3	163	9.0
Continental Tire	Jul. 2014	US	1	91	1.3
BP Oil	Aug. 2014	UK	1	3	4.6
Malthurst	Aug. 2014	UK	2	4	4.6
HBOS	Aug. 2014	UK	3	36	4.3
Thermo Fisher	Aug. 2014	US	1	115	3.4
Black & Decker	Aug. 2014	US	1	71	0.8
Capgemini	Aug. 2014	UK	1	90	2.0
Merck & Co.	Aug. 2014	US	1	146	4.4
GSA VIII	Aug. 2014	US	1	24	3.4
Waste Management	Sep. 2014	US	1	84	1.8
Intier Automotive Interiors	Sep. 2014	UK	1	153	3.1
HP Enterprise Services	Sep. 2014	UK	1	99	5.0
FedEx II	Sep. 2014	US	1	12	3.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	11.8
Dollar General - 39-Pack	Sep. 2014	US	21	200	7.0
FedEx III	Sep. 2014	US	2	221	3.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	3.4
Kuka	Sep. 2014	US	1	200	3.3
CHE Trinity	Sep. 2014	US	2	374	1.7
FedEx IV	Sep. 2014	US	2	255	1.8
GE Aviation	Sep. 2014	US	1	102	1.8
DNV GL	Oct. 2014	US	1	82	3.9
Bradford & Bingley	Oct. 2014	UK	1	121	8.5
Rexam	Oct. 2014	GER	1	176	3.9
FedEx V	Oct. 2014	US	1	76	3.3
C&J Energy	Oct. 2014	US	1	96	0.8
Onguard	Oct. 2014	US	1	120	9.8
Metro Tonic	Oct. 2014	GER	1	636	4.5
Axon Energy Products	Oct. 2014	US	1	26	3.6
Tokmanni	Nov. 2014	FIN	1	801	12.4
Fife Council	Nov. 2014	UK	1	37	2.9
GSA IX	Nov. 2014	US	1	28	1.1
KPN BV	Nov. 2014	NETH	1	133	5.8
Follett School	Dec. 2014	US	1	487	3.8
Quest Diagnostics	Dec. 2014	US	1	224	3.4
Diebold	Dec. 2014	US	1	158	0.8
Weatherford Intl	Dec. 2014	US	1	20	4.6
AM Castle	Dec. 2014	US	1	128	8.6
FedEx VI	Dec. 2014	US	1	28	3.4
Constellium Auto	Dec. 2014	US	1	321	8.7
C&J Energy II	Mar. 2015	US	1	125	9.6
Fedex VII	Mar. 2015	US	1	12	3.5
Fedex VIII	Apr. 2015	US	1	26	3.5
Crown Group I	Aug. 2015	US	2	204	2.8
Crown Group II	Aug. 2015	US	2	411	14.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	8.8
JIT Steel Services	Sep. 2015	US	2	127	8.8
Beacon Health System, Inc.	Sep. 2015	US	1	50	5.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	8.5
FedEx Ground	Sep. 2015	US	1	91	4.3
Office Depot	Sep. 2015	NETH	1	206	7.9
Finnair	Sep. 2015	FIN	4	656	10.0
Auchan	Dec. 2016	FR	1	152	2.4
Pole Emploi	Dec. 2016	FR	1	41	2.3
Sagemcom	Dec. 2016	FR	1	265	2.8
NCR Dundee	Dec. 2016	UK	1	132	5.6
FedEx Freight I	Dec. 2016	US	1	69	2.4
DB Luxembourg	Dec. 2016	LUX	1	156	2.7
ING Amsterdam	Dec. 2016	NETH	1	509	4.2
Worldline	Dec. 2016	FR	1	111	2.8
Foster Wheeler	Dec. 2016	UK	1	366	3.3
ID Logistics I	Dec. 2016	GER	1	309	3.6
ID Logistics II	Dec. 2016	FR	2	964	3.7
Harper Collins	Dec. 2016	UK	1	873	4.4
DCNS	Dec. 2016	FR	1	97	3.6
Cott Beverages Inc	Feb. 2017	US	1	170	5.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	5.5
Bridgestone Tire	Sep. 2017	US	1	48	6.3
GKN Aerospace	Oct. 2017	US	1	98	5.8
NSA-St. Johnsbury I	Oct. 2017	US	1	87	11.6
NSA-St. Johnsbury II	Oct. 2017	US	1	85	11.6
NSA-St. Johnsbury III	Oct. 2017	US	1	41	11.6
Tremec North America	Nov. 2017	US	1	127	6.5
Cummins	Dec. 2017	US	1	59	4.2
GSA X	Dec. 2017	US	1	26	8.8
NSA Industries	Dec. 2017	US	1	83	11.8
Chemours	Feb. 2018	US	1	300	6.8
FCA USA	Mar. 2018	US	1	128	6.9
Lee Steel	Mar. 2018	US	1	114	7.5
LSI Steel - 3 Pack	Mar. 2018	US	3	218	6.6
Contractors Steel Company	May 2018	US	5	1,392	7.2
FedEx Freight II	Jun. 2018	US	1	22	11.4
DuPont Pioneer	Jun. 2018	US	1	200	11.3
Rubbermaid - Akron OH	Jul. 2018	US	1	669	7.8
NetScout - Allen TX	Aug. 2018	US	1	145	9.4
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	17.5
FedEx - Greenville NC	Sep. 2018	US	1	29	11.8
Penske	Nov. 2018	US	1	606	7.6
NSA Industries	Nov. 2018	US	1	65	17.7
LKQ Corp.	Dec. 2018	US	1	58	9.8
Walgreens	Dec. 2018	US	1	86	4.7
Grupo Antolin	Dec. 2018	US	1	360	11.6
VersaFlex	Dec. 2018	US	1	113	17.8
Cummins	Mar. 2019	US	1	37	7.7
Stanley Security	Mar. 2019	US	1	80	7.3
Sierra Nevada	Apr. 2019	US	1	60	8.0
EQT	Apr. 2019	US	1	127	9.3
Hanes	Apr. 2019	US	1	276	7.5
Union Partners	May 2019	US	2	390	8.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
ComDoc	Jun. 2019	US	1	108	8.2
Metal Technologies	Jun. 2019	US	1	228	13.2
Encompass Health	Jun. 2019	US	1	199	12.0
Heatcraft	Jun. 2019	US	1	216	7.3
C.F. Sauer SLB	Aug. 2019	US	6	598	18.3
SWECO	Sep. 2019	US	1	191	14.2
Viavi Solutions	Sep. 2019	US	2	132	11.4
Faurecia	Dec. 2019	US	1	278	8.0
Plasma	Dec. 2019	US	9	125	9.3
Whirlpool	Dec. 2019	US	6	2,924	10.8
FedEx	Dec. 2019	CN	2	20	8.2
NSA Industries	Dec. 2019	US	1	116	18.8
Viavi Solutions	Jan. 2020	US	1	46	11.4
CSTK	Feb. 2020	US	1	56	9.0
Metal Technologies	Feb. 2020	US	1	31	13.9
Whirlpool	Feb. 2020	IT	2	196	5.2
Fedex	Mar. 2020	CN	1	29	19.0
Klaussner	Mar. 2020	US	4	2,195	10.9
Plasma	May 2020	US	6	79	10.4
Klaussner	Jun. 2020	US	1	261	19.0
NSA Industries	Jun. 2020	US	1	48	19.3
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	11.5
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	8.7
ZF Active Safety	Dec. 2020	US	1	216	12.6
FCA USA	Dec. 2020	US	1	997	9.3
Total			306	37,175	8.3
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2021.
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
Comparison of the Three Months Ended March 31, 2021 and 2020
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $(0.8) million for the three months ended March 31, 2021, as compared to net income attributable to common stockholders of $5.0 million for the three months ended March 31, 2020. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $89.4 million and $79.2 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by the impact of our property acquisitions since March 31, 2020 and the impact of foreign exchange rates. During the three months ended March 31, 2021 there were increases of 7.6% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 9.3% in the Euro (“EUR”) to USD, when compared to the same period last year. These increases were partially offset by the impact of our dispositions since March 31, 2020.
Property Operating Expenses
Property operating expenses were $7.6 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration properties for which certain expenses are not reimbursable by tenants. The increase was primarily due to the impact of our acquisitions since March 31, 2020 and increases during the three months ended March 31, 2021 of 7.6% in the average exchange rate for GBP to USD and 9.3% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $9.6 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our advisory agreement with the Advisor (our “Advisory Agreement”) requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles, and we further amended these hurdles and certain related provisions in May 2021. The Advisor did not earn any Incentive Compensation during the quarters ended March 31, 2021 or 2020. The increase in operating fees between the periods in part results from an increase of $0.3 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities. The Variable Base Management Fee would increase in connection with any offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021 and 2020, property management fees were $2.0 million and $1.4 million, respectively. During the year ended December 31, 2020 and the three months ended March 31, 2021, we incurred leasing commissions to the Property Manager of $1.5 million and $0.5 million, respectively, of which $42,000 was recorded as a property management fee in operating fees to related parties in our consolidated statement of operations for the quarter ended March 31, 2021. The balance is being recorded over the terms of the related leases.

Acquisition, Transaction and Other Costs
We recognized $17,000 and $0.3 million of acquisition, transaction and other costs during the three months ended March 31, 2021 and 2020, respectively. Acquisition, transaction and other costs during the three months ended March 31, 2021 and 2020 were due to costs for terminated acquisitions.
General and Administrative Expenses
General and administrative expenses were $4.1 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.2 million to the Advisor under the Advisory Agreement for the three months ended March 31, 2021. The increase for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase in professional fees.
Equity-Based Compensation
During the three months ended March 31, 2021 and 2020, we recognized equity-based compensation expense of $2.6 million and $2.5 million, respectively, which primarily related to our multi-year outperformance agreement entered into with the Advisor in July 2018 (the “2018 OPP”). Equity-based compensation expense also includes amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
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
Depreciation and Amortization
Depreciation and amortization expense was $39.7 million and $33.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the first quarter of 2021 as compared to the first quarter of 2020 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since March 30, 2020 and increases during the three months ended March 31, 2021 of 7.6% in the average exchange rate for GBP to USD and 9.3% in the EUR to USD, when compared to the same period last year, partially offset by the impact of our dispositions since March 31, 2020.
Interest Expense
Interest expense was $21.4 million and $16.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily related to interest accrued for the $500 million senior notes issued in December 2020, which accrue interest at 3.750% per year (see Note 6 - Senior Notes, Net for additional details). The net amount of our total gross debt outstanding also increased from $2.0 billion as of March 31, 2020 to $2.3 billion as of March 31, 2021 and the weighted-average effective interest rate of our total debt was 3.1% as of March 31, 2020 and 3.3% as of March 31, 2021. The increase in interest expense was also impacted by increases during the three months ended March 31, 2021 of 7.6% in the average exchange rate for GBP to USD and 9.3% in the average exchange rate for EUR to USD, when compared to the same period last year. As of the quarter ended March 31, 2021, approximately 30.0% of our total debt outstanding was denominated in EUR and 10.0% of our total debt outstanding was denominated in GBP, and as of the quarter ended March 31, 2020, approximately 38% of our total debt outstanding was denominated in EUR and 16% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2021, approximately 60% of our total debt outstanding was secured and 40% was unsecured. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gains of $1.8 million and $3.1 million on derivative instruments for the three months ended March 31, 2021 and 2020, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. The quarterly average GBP to USD exchange rate increased 7.6% and the quarterly average EUR to USD exchange rate increased 9.3% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
We had no gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2021 and three months ended March 31, 2020.

As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended March 31, 2021, the average exchange rate for GBP to USD increased by 7.6%, and the average exchange rate for EUR to USD increased by 9.3%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $2.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
Cash Flows from Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities was $53.2 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2021 reflect net income of $4.2 million, adjusted for non-cash items of $42.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), and equity-based compensation). In addition, operating cash flow increased by $7.0 million, due to working capital items.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2021 of $4.4 million was driven by deposits for real estate investments of $1.2 million and capital expenditures of $3.2 million.
Net cash used in investing activities during the three months ended March 31, 2020 of $115.9 million was driven by property acquisitions of $113.1 million, property acquisition deposits of $1.4 million and capital expenditures of $1.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $92.8 million during the three months ended March 31, 2021 was a result of net proceeds from borrowings under our Revolving Credit Facility of $15.0 million, net proceeds from the issuance of common stock of $105.8 million and net proceeds from the issuance of Series B Preferred Stock of $16.0 million. These cash inflows were partially offset by dividends paid to common stockholders of $36.2 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), of $3.1 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), of $1.7 million and payments on mortgage notes payable of $2.7 million.
Net cash provided by financing activities of $153.5 million during the three months ended March 31, 2020 was a result of net proceeds from borrowings under our Revolving Credit Facility of $205.0 million, partially offset by dividends paid to common stockholders of $47.6 million, dividends paid to holders of Series A Preferred Stock of $3.1 million, dividends paid to holders of Series B Preferred Stock $0.6 million.

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
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $262.9 million and $124.2 million, respectively. See discussion above for how our cash flows from various sources impacted our cash. Principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any.
During the three months ended March 31, 2021, cash used to pay our dividends was generated mainly from cash flows provided by operations.
Acquisitions and Dispositions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock and preferred stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point (see Note 4 - Mortgage Notes Payable, Net and Note 5 — Revolving Credit Facility and Term Loan, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions — Three Months Ended March 31, 2021
During the three months ended March 31, 2021, we did not acquire or dispose of any properties.
Acquisitions and Dispositions Subsequent to March 31, 2021 and Pending Transactions
Subsequent to March 31, 2021, we acquired five properties, located in the United States and United Kingdom, for an aggregate base purchase price of approximately $249.9 million, excluding closing costs. The largest of these acquisitions was the global headquarters of the McLaren Group located in close proximity to central London, England and Heathrow Airport. McLaren Group is a group of automotive, motorsport and technology companies. This 840,849 square foot campus consists of three different buildings: a technology center, production center and thought leadership center. These state-of-the-art buildings were designed by renowned architect Norman Foster, have won numerous awards and obtained Carbon Standard recognition from the Carbon Trust for their environmentally conscious features. We acquired these properties for £170.0 million ($236.3 million on the date of acquisition) in a sale-leaseback transaction with the McLaren Group. We believe the price paid for this property is significantly below replacement cost. The leases have a term of 20 years with annual rent escalators linked to the consumer price index subject to a cap of 4% and a collar of 1.25%. The annual base rent is subject to a one-time contingent adjustment which only occurs upon a McLaren Holdings Limited corporate credit rating enhancement to B- (or equivalent) from one of S&P, Moody’s or Fitch by May 2023 and if we refinance the debt incurred to acquire the property secured by thereby (the “McLaren Loan”) by December 2024. If these conditions are not met, the adjustment will not occur. We are under no obligation to complete a refinancing of this loan, and we do not expect to do so during the first year of the lease. If these conditions are not met, the adjustment will not occur and the initial rent will not decrease. We are under no obligation to complete refinancing of the McLaren Loan, and we do not expect to do so during the first year of the lease. We funded this acquisition with the £101.0 million ($140.6 million on the date of incurrence) McLaren Loan, £52.0 million ($72.2 million on the date of acquisition) in additional borrowings under the Revolving Credit Facility and cash on hand consisting primarily of proceeds from our ATM programs. The maturity date of the McLaren Loan is April 23, 2024 and it bears interest at 6% per annum. The McLaren Loan is interest-only with the principal due at maturity.
We have signed one definitive purchase and sale agreement (“PSA”) to acquire one net lease property for a base purchase price of $6.9 million. The PSA is subject to conditions and there can be no assurance we will complete the acquisition, or any future acquisitions, on a timely basis or on acceptable terms and conditions, if at all. Since the onset of the COVID-19 pandemic, the overall amount of available acquisitions has been reduced, and although we have adjusted our historical capitalization rate target, in many cases current sellers have not yet made similar changes to their pricing expectations. We believe that over time, bidding and asking prices will converge to establish a long-term trend of lower prices.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $500.0 million (increased from $250.0 million in March 2021) through sales of Common Stock from time to time through our sales agents. During the three months ended March 31, 2021, we sold 5,904,470 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $107.6 million, before commissions paid of $1.6 million and additional issuance costs of $0.3 million.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the three months ended March 31, 2021, we sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of March 31, 2021 and December 31, 2020, we had total debt outstanding of $2.3 billion, bearing interest at a weighted-average interest rate per annum equal to 3.3%.
As of March 31, 2021, 95.8% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.3% per annum. As of March 31, 2021, 4.2% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.6% per annum. The total gross carrying value of unencumbered assets as of March 31, 2021 was $1.8 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 57.0% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2021. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of March 31, 2021. As of March 31, 2021, the weighted-average maturity of our indebtedness was 5.1 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we and the OP issued $500.0 million aggregate principal amount of 3.750% Senior Notes due 2027. As of March 31, 2021 and December 31, 2020, the amount of the Senior Notes outstanding totaled $490.7 million and $490.3 million, respectively. These amounts are net of $9.3 million and $9.7 million of deferred financing costs, respectively. The Senior Notes were issued in transactions exempt from registration under the Securities Act of 1933, as amended. See Note 6 — Senior Notes, Net for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable

As of March 31, 2021, we had secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all our properties located in the United Kingdom began in October 2020 based on amounts specified under the loan. In January 2021, approximately $2.7 million in principal was repaid in accordance with the terms of this mortgage note payable. Approximately $10.6 million (approximately £7.7 million) in principal is due during the remainder of 2021, which is the only debt we have coming due during 2021.
Credit Facility
As of March 31, 2021, outstanding borrowings under our Revolving Credit Facility were $125.9 million and the total outstanding balance on our term loan was $287.2 million, net of deferred financing costs. During the three months ended March 31, 2021, we borrowed an additional $15.0 million under the Revolving Credit Facility.
As of March 31, 2021, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on March 31, 2021. On February 24, 2021, following a request by us, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2021, we may request future additional increases to total commitments of approximately $565.0 million, based on prevailing exchange rates on that date, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of March 31, 2021, the Credit Facility had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of March 31, 2021, approximately $88.6 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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

During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all of our properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when we executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.6 million as of March 31, 2021). The guaranty remains in effect and contains a covenant that requires us to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This does not constitute a breach of the covenant and is not an event of default under the loan. We are currently in active negotiations with out lenders to cure the cash trap event. We anticipate reaching a resolution on the cure to the cash trap event in the second quarter of 2021 but there can be no assurance we will be able to do so on favorable terms, or at all. If the value of the underlying portfolio continues to decline, the loan to value ratio may exceed the financial covenant required under the loan of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, our intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. We do not anticipate that any arrangement required to cure the cash trap that occurred during the fourth quarter of 2020 and still remains in place during the first quarter of 2021 and subsequent thereto will have a material impact on our liquidity. However, if we are unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, we may experience future cash trap events that could adversely impact our liquidity.
In addition, during the three months ended December 31, 2020, we also triggered a cash sweep event under one of our mortgage loans with a balance of $98.5 million as of March 31, 2021, because a major tenant failed to renew its lease. This is not an event of default and instead triggers a cash sweep event. Subsequent to December 31, 2020, we cured this event through one of the available options under the loan by putting a $3.2 million letter of credit in place. We may be required to put additional letters of credit in place up to an aggregate of $7.4 million if we are not able to find a suitable replacement tenant prior to the fourth quarter of 2021, and the letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
2021 LTIP Unit Award
On May 3, 2021, our independent directors, acting as a group, authorized the issuance of a new award of LTIP Units to the Advisor after the performance period under the 2018 OPP expires on June 2, 2021. The number of LTIP Units to be issued to the Advisor pursuant to this award will be equal to the quotient of $50.0 million divided by the closing price of Common Stock on June 2, 2021. See Item 5 — Other information for additional information.
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

Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the Overview - Management Update on the Impacts of the COVID-19 Pandemic section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on second quarter rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate net income and NAREIT FFO has not, and we do not expect we will be, significantly impacted by the deferrals we have entered into. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(832)	$5,038
Depreciation and amortization	39,684	33,533
FFO (as defined by NAREIT) attributable to common stockholders	38,852	38,571
Acquisition, transaction and other costs	17	280
Loss on extinguishment of debt	—	—
Core FFO attributable to common stockholders	38,869	38,851
Non-cash equity-based compensation	2,577	2,488
Non-cash portion of interest expense	2,279	1,810
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	59	232
Straight-line rent	(944)	(1,487)
Straight-line rent (rent deferral agreements) (1)	(649)	—
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—
Eliminate unrealized losses (gains) on foreign currency transactions (2)	(1,762)	(2,082)
Amortization of mortgage discounts and premiums, net and mezzanine discount	—	10
AFFO attributable to common stockholders	$40,429	$39,822

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$38,852	$38,571
Core FFO attributable to common stockholders	$38,869	$38,851
AFFO attributable to common stockholders	$40,429	$39,822
_________
(1)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period, for purposes of AFFO, as they are expected to be collected.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2021, gains on derivative instruments were $1.8 million, which consisted of primarily unrealized gains of $1.8 million. For the three months ended March 31, 2020, gains on derivative instruments were $3.1 million, which consisted of unrealized gains of $2.1 million and realized gains of $1.0 million.

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

Cash used to pay dividends and distributions during the three months ended March 31, 2021, was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended March 31, 2021

(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$36,213
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	1,701
Distributions to holders of LTIP Units	103
Total dividends and distributions	$41,098

Source of dividend and distribution coverage:
Cash flows provided by operations	$41,098	100.0%
Available cash on hand	—	—%
Total sources of dividend and distribution coverage	$41,098	100.0%

Cash flows provided by operations (GAAP basis)	$53,220

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(832)

Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of changes in equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in foreign GBP-USD and EUR-USD exchange rates (see Note 8 — Derivatives and Hedging Activities to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at March 31, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and we direct your attention to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no recent repurchases of our equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Advisory Agreement Amendment
On May 6, 2021, we entered into an amendment to our Advisory Agreement with the Advisor primarily to align the time periods relevant for calculating the effective thresholds of Core AFFO Per Share (as defined in our Advisory Agreement) and for other matters with our fiscal year and to extend the dates when these thresholds may be adjusted in accordance with our our Advisory Agreement. Incentive Compensation (as defined in our Advisory Agreement) can be earned by the Advisor based on our achievement relative to these thresholds.
Prior to the amendment, the Incentive Fee Lower Hurdle (as defined in our Advisory Agreement) was equal to (a) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (b) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (c) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021, and (d) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. Following the amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by our independent directors as described below.
In addition, prior to the amendment, the Incentive Fee Upper Hurdle (as defined in our our Advisory Agreement) was equal to (a) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (b) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (c) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021, and (d) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. Following the amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.62 per share in the aggregate and $0.655 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by our independent directors as described below.
The amendment also extended from July 1, 2021 to January 1, 2023 the first date that the annual thresholds are subject to annual increases by a majority of our independent directors (in their good faith reasonable judgment, after consultation with the Advisor). The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, the amendment extended, from August 2023 to May 2026, the first date on which the Advisor has a right to request that our independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted. The Advisor will again have this right in May 2031 and then every five years thereafter.
The foregoing summary of the material terms of the amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

2021 LTIP Unit Award
On May 3, 2021, our independent directors, acting as a group, authorized the issuance of a new award of LTIP Units (the “2021 LTIP Unit Award”) to the Advisor after the performance period under the 2018 OPP expires on June 2, 2021. The number of LTIP Units to be issued to the Advisor pursuant to the 2021 LTIP Unit Award will be equal to the quotient of $50.0 million divided by the closing price of Common Stock on June 2, 2021. Holders of these LTIP Units will have the same distribution and redemption rights as holders of currently outstanding LTIP Units. See Note 13 — Equity-Based Compensation for further details. Once the new LTIP Units are issued, we will enter into a new award agreement and an amendment to the agreement of limited partnership of the OP reflecting the terms and conditions described below.
The number of LTIP Units issued will be equal to the maximum number of LTIP Units that may be earned based on our total shareholder return (“TSR”), including both share price appreciation and Common Stock dividends, compared to the closing price of Common Stock on June 2, 2021 over a performance period, commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any change of control and (iii) the effective date of any termination of the Advisor’s service as our advisor.
Half of the LTIP Units will be eligible to be earned as of the last day of the performance period if we achieve an absolute TSR with respect to threshold, target and maximum performance goals for the performance period as follows:

Performance Level (% of Relative TSR LTIP Units Earned)		Absolute TSR
Below Threshold	0%	Less than	24%
Threshold	25%		24%
Target	50%		30%
Maximum	100%		36%	or higher

If our absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the LTIP Units will be eligible to be earned as of the last day of the performance period if the amount, expressed in terms of basis points, whether positive or negative, by which our absolute TSR for the performance period exceeds the average TSR of a peer group (consisting of Lexington Realty Trust, Office Properties Income Trust and W.P. Carey, Inc.) for the performance period as follows:

Performance Level (% of Relative TSR LTIP Units Earned)		Absolute TSR
Below Threshold	0%	Less than	-600	basis points
Threshold	25%		-600	basis points
Target	50%		0	basis points
Maximum	100%		600	or higher

If the relative TSR excess is more than -600 basis points but less than 0 basis points, or more than 0 basis points but less than +600 bps, the percentage of LTIP Units earned will be determined using linear interpolation as between those tiers, respectively.
If the last day of the performance period is the effective date of a change of control or a termination of the Advisor for any reason (i.e., with or without cause), the number of LTIP Units earned will be calculated based on actual performance through the last trading day prior to the effective date of the change of control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the performance period lasted less than three years but without pro-rating the number of LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
The 2021 LTIP Unit Award will be administered by the compensation committee of our board of directors. Following the performance period, the compensation committee will be responsible for determining the number of LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any LTIP Units (or OP Units into which they may be converted in accordance with the terms of the agreement of limited partnership of the OP). Our board of directors, in its sole discretion, may choose to exercise any of the powers granted to the compensation committee under the 2021 LTIP Unit Award.
LTIP Units earned as of the end of the performance period will also become vested at that time. Any LTIP Units that are not earned and vested after the required determination is made will automatically and without notice be forfeited without the payment of any consideration by us or the OP, effective as of the end of the performance period.

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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 7, 2021

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (1)	Amendment to Rights Agreement, dated February 26, 2021, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
10.1 *	Form of Restricted Stock Unit Award Agreement
10.2 (4)	Amendment No. 4, dated as of March 19, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.3 (5)	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.4 (6)	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.5 *	Fourth Amendment, dated as of May 6, 2021, to the Fourth Amended And Restated Advisory Agreement, dated as of June 2, 2015, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
_________
*Filed herewith
(1) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 3, 2015.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 9, 2020.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(5) Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.
(6) Filed as Annex B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.