Form 10-Q
period 2021-06-30
Global Net Lease, Inc.
filed 2021-08-05
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2021, the registrant had 100,291,572 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost (Note 3):
Land	$498,917	$476,599
Buildings, fixtures and improvements	3,324,480	3,124,884
Construction in progress	6,458	5,486
Acquired intangible lease assets	736,442	711,985
Total real estate investments, at cost	4,566,297	4,318,954
Less accumulated depreciation and amortization	(753,749)	(675,200)
Total real estate investments, net	3,812,548	3,643,754
Cash and cash equivalents	174,862	124,245
Restricted cash	2,053	1,448
Derivative assets, at fair value (Note 8)	560	525
Unbilled straight-line rent	63,505	61,007
Operating lease right-of-use asset (Note 10)	56,007	58,395
Prepaid expenses and other assets	99,633	43,929
Due from related parties	351	377
Deferred tax assets	2,343	2,367
Goodwill and other intangible assets, net	22,655	23,089
Deferred financing costs, net	6,499	7,878
Total Assets	$4,241,016	$3,967,014

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,487,083	$1,363,698
Revolving credit facility (Note 5)	167,885	111,132
Term loan, net (Note 5)	291,189	300,154
Senior notes, net (Note 6)	491,036	490,345
Acquired intangible lease liabilities, net	30,847	32,970
Derivative liabilities, at fair value (Note 8)	13,228	19,984
Due to related parties	294	2,002
Accounts payable and accrued expenses	29,174	28,310
Operating lease liability (Note 10)	24,192	25,350
Prepaid rent	36,404	21,481
Deferred tax liability	11,699	12,157
Dividends payable	5,386	5,152
Total Liabilities	2,588,417	2,412,735
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2021 and December 31, 2020	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,503,893 and 3,861,953 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	45	39
Common Stock, $0.01 par value, 250,000,000 shares authorized, 100,469,583 and 89,614,601 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,335	2,227
Additional paid-in capital	2,616,383	2,418,659
Accumulated other comprehensive income	17,303	8,073
Accumulated deficit	(984,958)	(896,547)
Total Stockholders’ Equity	1,651,176	1,532,519
Non-controlling interest	1,423	21,760
Total Equity	1,652,599	1,554,279
Total Liabilities and Equity	$4,241,016	$3,967,014
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from tenants	$99,564	$81,109	$188,954	$160,351

Expenses:
Property operating	7,467	7,835	15,037	15,212
Operating fees to related parties	9,479	8,874	19,118	17,668
Impairment charges	6,707	—	6,707	—
Acquisition, transaction and other costs	28	33	45	313
General and administrative	4,201	3,412	8,329	6,373
Equity-based compensation	3,007	2,513	5,584	5,001
Depreciation and amortization	39,702	33,984	79,386	67,517
Total expenses	70,591	56,651	134,206	112,084
Operating income before loss on dispositions of real estate investments	28,973	24,458	54,748	48,267
Loss on dispositions of real estate investments	(7)	(153)	(7)	(153)
Operating income	28,966	24,305	54,741	48,114
Other income (expense):
Interest expense	(24,018)	(17,529)	(45,386)	(33,969)
Loss on extinguishment of debt	—	(309)	—	(309)
(Loss) gain on derivative instruments	(514)	(317)	1,328	2,826
Other income	84	71	99	119
Total other expense, net	(24,448)	(18,084)	(43,959)	(31,333)
Net income before income tax	4,518	6,221	10,782	16,781
Income tax expense	(1,930)	(691)	(4,010)	(1,650)
Net income	2,588	5,530	6,772	15,131
Preferred stock dividends	(5,016)	(4,564)	(10,032)	(9,127)
Net (loss) income attributable to common stockholders	$(2,428)	$966	$(3,260)	$6,004

Basic and Diluted (Loss) Earnings Per Share:
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.14)	$0.01	$(0.15)	$0.06
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic	96,386,229	89,470,114	93,968,011	89,464,433
Weighted average shares outstanding — Diluted	96,386,229	90,102,709	93,968,011	90,097,029
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,588	$5,530	$6,772	$15,131

Other comprehensive income (loss)
Cumulative translation adjustment	1,884	(2,527)	3,901	(15,077)
Designated derivatives, fair value adjustments	1,534	(3,387)	5,329	(10,539)
Other comprehensive income (loss)	3,418	(5,914)	9,230	(25,616)

Comprehensive income (loss)	6,006	(384)	16,002	(10,485)

Preferred Stock dividends	(5,016)	(4,564)	(10,032)	(9,127)

Comprehensive income (loss) attributable to common stockholders	$990	$(4,948)	$5,970	$(19,612)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	8,493,496	85	155,924	—	—	156,009	—	156,009
Issuance of Series B Preferred Stock, net	—	—	641,940	6	—	—	15,902	—	—	15,908	—	15,908
Dividends declared:
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(74,352)	(74,352)	—	(74,352)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(3,870)	(3,870)	—	(3,870)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	225,990	2	622	—	—	624	4,960	5,584
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,799)	(10,799)	—	(10,799)
Net Income	—	—	—	—	—	—	—	—	6,772	6,772	—	6,772
Cumulative translation adjustment	—	—	—	—	—	—	—	3,901	—	3,901	—	3,901
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	5,329	—	5,329	—	5,329
Balance, June 30, 2021	6,799,467	$68	4,503,893	$45	100,469,583	$2,335	$2,616,383	$17,303	$(984,958)	$1,651,176	$1,423	$1,652,599
-

	Three Months Ended June 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2021	6,799,467	$68	4,503,893	$45	95,512,062	$2,286	$2,540,522	$13,885	$(933,695)	$1,623,111	$24,118	$1,647,229
Issuance of Common Stock, net	—	—	—	—	2,597,694	26	50,233	—	—	50,259	—	50,259
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(38,139)	(38,139)	—	(38,139)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock,$0.43 per share	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	224,331	2	403	—	—	405	2,602	3,007
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,696)	(10,696)	—	(10,696)
Net Income	—	—	—	—	—	—	—	—	2,588	2,588	—	2,588
Cumulative translation adjustment	—	—	—	—	—	—	—	1,884	—	1,884	—	1,884
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	1,534	—	1,534	—	1,534
Balance, June 30, 2021	6,799,467	$68	4,503,893	$45	100,469,583	$2,335	$2,616,383	$17,303	$(984,958)	$1,651,176	$1,423	$1,652,599

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Issuance of Common Stock, net	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(103)	—	—	(103)	—	(103)
Dividends declared:										—		—
Common Stock, $0.93 per share	—	—	—	—	—	—	—	—	(83,448)	(83,448)	—	(83,448)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,163)	(6,163)	—	(6,163)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(2,964)	(2,964)	—	(2,964)
Equity-based compensation	—	—	—	—	23,824	—	284	—	—	284	4,717	5,001
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(234)	(234)	—	(234)
Net Income	—	—	—	—	—	—	—	—	15,131	15,131	—	15,131
Cumulative translation adjustment	—	—	—	—	—	—	—	(15,077)	—	(15,077)	—	(15,077)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(10,539)	—	(10,539)	—	(10,539)
Balance, June 30, 2020	6,799,467	$68	3,450,000	$35	89,482,576	$2,225	$2,408,527	$(5,421)	$(810,923)	$1,594,511	$17,044	$1,611,555

	Three Months Ended June 30, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2020	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,452	$493	$(776,002)	$1,635,271	$14,686	$1,649,957
Issuance of Common Stock, net	—	—	—	—	—	—	99	—	—	99	—	99
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(179)	—	—	(179)	—	(179)
Dividends declared:
Common Stock, $0.53 per share	—	—	—	—	—	—	—	—	(35,810)	(35,810)	—	(35,810)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,082)	(3,082)	—	(3,082)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,482)	(1,482)	—	(1,482)
Equity-based compensation	—	—	—	—	23,824	—	155	—	—	155	2,358	2,513
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(77)	(77)	—	(77)
Net Income	—	—	—	—	—	—	—	—	5,530	5,530	—	5,530
Cumulative translation adjustment	—	—	—	—	—	—	—	(2,527)	—	(2,527)	—	(2,527)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(3,387)	—	(3,387)	—	(3,387)
Balance, June 30, 2020	6,799,467	$68	3,450,000	$35	89,482,576	$2,225	$2,408,527	$(5,421)	$(810,923)	$1,594,511	$17,044	$1,611,555
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,772	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,956	38,966
Amortization of intangibles	33,430	28,551
Amortization of deferred financing costs	4,674	3,657
Amortization of mortgage discounts and premiums, net	187	13
Amortization of below-market lease liabilities	(2,086)	(1,637)
Amortization of above-market lease assets	1,823	1,659
Amortization related to right-of-use assets	480	414
Amortization of lease incentive	237	111
Unbilled straight-line rent	(2,427)	(4,555)
Equity-based compensation	5,584	5,001
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	(1,460)	(757)
Loss (gain) on disposition of real estate investments	7	153
Lease incentive payment	—	(4,676)
Impairment charges	6,707	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(55,630)	5,477
Deferred tax assets	24	7
Accounts payable and accrued expenses	(845)	3,533
Prepaid rent	14,923	128
Deferred tax liability	(458)	(416)
Taxes payable	—	(1,046)
Net cash provided by operating activities	57,898	89,714
Cash flows from investing activities:
Investment in real estate and real estate related assets	(264,942)	(144,689)
Deposits for real estate investments	(300)	(173)
Capital expenditures	(4,544)	(2,189)
Net cash used in investing activities	(269,786)	(147,051)
Cash flows from financing activities:
Borrowings under revolving credit facilities	87,696	227,000
Repayments on revolving credit facilities	(30,000)	(77,343)
Proceeds from mortgage notes payable	137,567	75,607
Principal payments on mortgage notes payable	(5,456)	(27,003)
Payments on early extinguishment of debt charges	—	(309)
Common Stock issuance (costs) proceeds, net	156,009	(7)
Series A Preferred Stock issuance (costs) proceeds, net	—	(75)
Series B Preferred Stock issuance (costs) proceeds, net	15,908	(28)
Payments of financing costs	(2,103)	(2,552)
Dividends paid on Common Stock	(74,352)	(83,422)
Dividends paid on Series A Preferred Stock	(6,162)	(6,163)
Dividends paid on Series B Preferred Stock	(3,636)	(2,059)
Distributions to non-controlling interest holders	(10,799)	(234)
Net cash provided by financing activities	264,672	103,412
Net change in cash, cash equivalents and restricted cash	52,784	46,075
Effect of exchange rate changes on cash	(1,562)	(2,780)
Cash, cash equivalents and restricted cash, beginning of period	125,693	274,287
Cash, cash equivalents and restricted cash, end of period	$176,915	$317,582

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, end of period	$174,862	$316,824
Restricted cash, end of period	2,053	758
Cash, cash equivalents and restricted cash, end of period	$176,915	$317,582

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
As of June 30, 2021, the Company owned 311 properties consisting of 38.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2021, 60% of the Company’s properties are located in the U.S. and Canada and 40% in Europe. In addition, the Company’s portfolio was comprised of 52% industrial/distribution properties, 43% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2021. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to the multi-year outperformance agreements entered into with the Advisor in 2018 (the “2018 OPP”) and in 2021 (the “2021 OPP”) fair value measurements, as applicable.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of June 30, 2021, these leases had a weighted-average remaining lease term of 8.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
Update on the Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy has impacted the ability of some of the Company’s tenants to pay their monthly rent. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases are being modified, the FASB and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
those prior to the concession. The Company elected to use this relief where applicable. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed its annual goodwill impairment evaluation in the fourth quarter of 2020 and determined that goodwill was not impaired as of December 31, 2020. There were no material changes to this assessment as of June 30, 2021.
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
June 30, 2021
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
Multi-Year Outperformance Agreements
Following the end of the performance period under the 2018 OPP on June 2, 2021, the Company entered into the 2021 OPP with the Advisor (see Note 13 — Equity-Based Compensation). Under the 2018 OPP, effective June 2, 2018, the Company recorded equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under the 2021 OPP, effective June 2, 2021, the Company is recording equity-based compensation evenly over the requisite service period of approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of long-term incentive plan units of limited partner interest in the OP (“LTIP Units”) under the 2021 OPP.
Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for the awards under the 2018 OPP and 2021 OPP, see Note 13 — Equity-Based Compensation.
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
June 30, 2021
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
Pending Adoption as of June 30, 2021
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2021 and 2020, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2021	2020
Real estate investments, at cost:
Land	$24,716	$25,454
Buildings, fixtures and improvements	213,946	107,342
Total tangible assets	238,662	132,796
Acquired intangible lease assets:
In-place leases	26,490	12,711
Above-market lease assets	—	53
Below-market lease liabilities	(210)	(871)
Total intangible assets	26,280	11,893
Cash paid for acquired real estate investments	$264,942	$144,689
Number of properties purchased	5	18

The following table summarizes the acquisition by property type during the six months ended June 30, 2021 and 2020:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2021:
Office	—	—
Industrial	5	977,192
Distribution	—	—
Retail	—	—
	5	977,192
Properties Acquired in 2020:
Office	8	273,969
Industrial	8	2,105,007
Distribution	2	561,863
Retail	—	—
	18	2,940,839
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges to its intangible assets associated with its real estate investments during the three and six months ended June 30, 2021 and 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Impairment Charges
As of June 30, 2021, the Company began an operational review of two of its properties and concluded that the estimated fair values were lower than their respective carrying values. The impairment charges in the current quarter of $6.7 million is based on the estimated selling prices of both assets. The Company evaluated both assets for held for sale classification as of June 30, 2021, and determined that neither property qualifies for held for sale based on the Company's policies.
Dispositions
During the three and six months ended June 30, 2021 and 2020, the Company did not sell any properties.
Assets Held for Sale
As of June 30, 2021 and December 31, 2020, the Company did not have any assets that were classified as held for sale.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2021 and December 31, 2020. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2021 and December 31, 2020.

Country / U.S. State	June 30, 2021	December 31, 2020
United States	59.3%	63.2%
Michigan	14.3%	15.3%
United Kingdom	22.4%	16.8%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2021 and December 31, 2020 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2021	December 31, 2020				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$87,901	$90,760	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	83,151	85,854	2.5%	(3)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	61,177	63,165	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	142,543	147,178	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	374,772	386,957

United Kingdom:	McLaren Loan	3	139,741	—	6.1%		Fixed	April 2024
	United Kingdom Properties	42	300,608	301,979	3.1%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	45	440,349	301,979

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	12	187,000	187,000	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	56	689,750	689,750
	Gross mortgage notes payable	121	1,504,871	1,378,686	3.4%
	Mortgage discount		(2,960)	—
	Deferred financing costs, net of accumulated amortization (7)		(14,828)	(14,988)
	Mortgage notes payable, net	121	$1,487,083	$1,363,698	3.4%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor rate in effect as of June 30, 2021.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of June 30, 2021.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of June 30, 2021.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of June 30, 2021. This loan requires principal repayments that began in 2020 based on amounts specified under the loan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next five calendar years and thereafter as of June 30, 2021:

(In thousands)	Future Principal Payments (1)
2021 (remainder)	$26,150
2022	20,754
2023	314,881
2024	370,186
2025	83,150
2026	—
Thereafter	689,750
Total	$1,504,871
________
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.19 for EUR as of June 30, 2021 for illustrative purposes, as applicable.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2021, the Company was in compliance with all financial covenants under its mortgage notes payable agreements, except as described below.
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all the Company’s properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when the Company executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.6 million as of June 30, 2021). The guaranty remains in effect as of June 30, 2021 and contains a covenant that requires the Company to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This did not constitute a breach of the covenant and was not an event of default under the loan. The Company reached an agreement on July 8, 2021 to amend the mortgage loan agreement with its lenders to cure the cash trap by applying £11.4 million ($15.8 million as of June 30, 2021) of the cash trapped to partially pay down principal on the loan, with the remaining £10.7 million ($14.9 million as of June 30, 2021) the cash that was trapped to be returned to the Company. The repayment of the principal cured the cash trap event. If the value of the underlying portfolio continues to decline, the loan-to-value ratio may exceed the financial covenant required under the loan of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, the Company’s intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. If the Company is unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, it may experience future cash trap events that could adversely impact its liquidity.
In addition, during the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of its mortgage loans with a balance of $98.5 million as of June 30, 2021. This is not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million) which was still place as of June 30, 2021. Subsequent to June 30, 2021, the amount of the letter of credit in place was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation. The letter of credit will be held by the lender until such time the Company is able to find a suitable replacement tenant. The letter of credit reduce the availability for future borrowings under the Revolving Credit Facility.
In addition, during the three months ended June 30, 2021, the Company also triggered a cash sweep under one of its loans with a balance of €70.0 million as of June 30, 2021 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This is not an event of default and instead triggers a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
collateral account. At such time as the aggregate WAULT of the loan collateral again exceeds three years the cash sweep will cease (so long as the aggregate WAULT of the loan collateral thereafter continues to exceed three years). All funds retained by lender in the excess cash flow account in respect of this WAULT cash sweep will be released to the Company upon the loan collateral achieving an aggregate WAULT of not less than four years. Per the terms of the applicable loan agreement the funds held in the excess cash flow account are included for purposes of the calculation of the loan to value ratio.
As of June 30, 2021, the Company was in compliance with the covenants pursuant to the Indenture under the Company’s 3.75% Senior Notes due 2027 (the “Senior Notes”) (as described in Note 6 — Senior Notes, Net) Credit Facility and mortgage notes payable agreements.
The total gross carrying value of unencumbered assets as of June 30, 2021 was $1.8 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
McLaren Loan
In April 2021, the Company partially funded its acquisition of the McLaren properties with a mortgage in the amount of £101.0 million ($139.7 million as of June 30, 2021). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. The Company recorded a discount of approximately $3.1 million related to this mortgage.

Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of June 30, 2021 and December 31, 2020 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for an $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €247.1 million ($293.5 million based on the prevailing exchange rate as of June 30, 2021) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time. On August 1, 2019, the Company, through the OP, entered into an amendment and restatement of the credit agreement related to the Credit Facility to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants, and the terms of the Credit Facility described below generally reflect this amendment and restatement.

	June 30, 2021				December 31, 2020
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$167,885	$90,000	£52,000	€5,000	$111,132	$105,000	£—	€5,000

Term Loan	293,491	—	—	247,075	303,036	—	—	247,075
Deferred financing costs	(2,302)	—	—	—	(2,882)	—	—	—
Term Loan, Net	291,189	—	—	247,075	300,154	—	—	247,075
Total Credit Facility	$459,074	$90,000	£52,000	€252,075	$411,286	$105,000	£—	€252,075
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.19 for EUR as of June 30, 2021 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.

Credit Facility - Terms
As of December 31, 2020, the aggregate total commitments under the Credit Facility were $1.1 billion, based on the USD equivalent on June 30, 2021. On February 24, 2021, following a request by the Company, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the Company, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
on February 24, 2021, the Company may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of June 30, 2021, the Credit Facility had a weighted-average effective interest rate of 2.4% after giving effect to interest rate swaps in place.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of June 30, 2021, approximately $93.6 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. As of June 30, 2021, the Company was in compliance with all covenants under the Credit Facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to the Company’s common stock, $0.01 par value per share (“Common Stock”) the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”) or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020.
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
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027. In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Notes entered into an indenture with U.S. Bank National Association, as trustee. As of June 30, 2021 and December 31, 2020 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $491.0 million and $490.3 million, respectively, which is net of $9.0 million and $9.7 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year. The first payment was made on June 15, 2021.
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
June 30, 2021
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$(2,564)	$—	$(2,564)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(10,104)	$—	$(10,104)
December 31, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$(4,025)	$—	$(4,025)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(15,434)	$—	$(15,434)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of June 30, 2021 and December 31, 2020 were $1.5 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $167.9 million and a fair value of $168.0 million. As of December 31, 2020 the advances to the Company under the Revolving Credit Facility had a carrying value of $111.1 million and a fair value of $111.2 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
•As of June 30, 2021 the Company’s Term Loan had a gross carrying value of $293.5 million and a fair value of $293.0 million. As of December 31, 2020 the Company’s Term Loan had a gross carrying value of $303.0 million and a fair value of $304.6 million.
•As of June 30, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $495.0 million. As of December 31, 2020, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $512.4 million.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(2,626)	$(3,829)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(5,582)	(9,000)
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,896)	(2,605)
Total		$(10,104)	$(15,434)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$281	$198
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(2,502)	(2,714)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	279	327
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(622)	(1,836)
Total		$(2,564)	$(4,025)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three and six months ended June 30, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2022, the Company estimates that an additional $6.7 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2021 and December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2021		December 31, 2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$305,307	49	$301,210
Interest rate “pay-fixed” swaps (EUR)	22	621,192	22	641,394
Interest rate “pay-fixed” swaps (USD)	3	150,000	3	150,000
Total	74	$1,076,499	74	$1,092,604

In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019, the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.1 million and $0.2 million was recorded as an increase to interest expense for the three and six months ended June 30, 2020, respectively, and there was no balance remaining in AOCI related to this transaction as of December 31, 2020.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and is being recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, approximately $0.1 million and $0.2 million was recorded as an increase to interest expense for the three and six months ended June 30, 2020, respectively. As of December 31, 2020, there was no balance remaining in AOCI related to these terminations.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in AOCI from derivatives	$(156)	$(4,663)	$1,890	$(13,035)
Amount of loss reclassified from AOCI into income as interest expense	$(1,758)	$(1,294)	$(3,501)	$(2,118)
Total interest expense recorded in the consolidated statements of operations	$24,018	$17,529	$45,386	$33,969
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2021 and December 31, 2020 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended June 30, 2021 and 2020, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded losses of $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and gains of $1.3 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2021		December 31, 2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	38	$44,966	41	$41,633
Foreign currency forwards (EUR-USD)	34	35,636	40	38,634
Total	72	$80,602	81	$80,267
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2021	$560	$(13,228)	$—	$(12,668)	$—	$—	$(12,668)
December 31, 2020	$525	$(19,984)	$—	$(19,459)	$—	$—	$(19,459)
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
June 30, 2021
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $14.2 million. As of June 30, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had 100,469,583 and 89,614,601, respectively, shares of Common Stock issued and outstanding including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future. As of June 2 2021, the end of the performance period applicable to the 2,554,930 LTIP Units granted to the Advisor pursuant to the 2018 OPP, a total of 2,135,496 of these LTIP Units were earned and became vested and the remainder were forfeited. The earned LTIP Units were subsequently converted into an equal number of units of limited partnership interest in the OP designated as “OP Units” (“OP Units”). On June 17, 2021, the Advisor exercised its right to redeem these OP Units for, at the Company’s option, cash or shares of Common Stock on a one-for-one basis. On the same day, the Company’s board of directors elected to satisfy the OP’s redemption obligation by issuing shares of Common Stock to the Advisor. The shares were issued to the Advisor on June 18, 2021. As a result, the Company recorded a reclassification of $25.3 million from non-controlling interests to additional paid-in-capital.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents, having an aggregate offering price of up to $250 million which was increased to $500 million in March 2021.
•During the three months ended June 30, 2021, the Company sold 2,597,694 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $51.0 million, before commissions paid of $0.8 million and nominal additional issuance costs. During the six months ended June 30, 2021, the Company sold 8,502,164 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $158.6 million, before commissions paid of $2.4 million and additional issuance costs of $0.3 million.
•The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the year ended December 31, 2020.
During the first quarter of 2021, the cancellation of 8,668 shares of Common Stock that had been forfeited in a prior period was effectuated, which reduced the Common Stock outstanding as of June 30, 2021. The cancellation of these shares is presented in the consolidated statement of stockholders' equity in the common stock issuances, net line item.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2021 and December 31, 2020. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2021 and December 31, 2020. The Company had 4,503,893 and 3,861,953 shares of Series B Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of June 30, 2021 and December 31, 2020. No shares of Series C Preferred Stock were issued and outstanding as of June 30, 2021 and December 31, 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the three months ended June 30, 2021, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program. During the six months ended June 30, 2021, the Company sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The Plan was set to expire on April 8, 2021, however in February 2021, the Company amended the rights agreement to extend the expiration date of the rights under the Plan from April 8, 2021 to April 8, 2024, unless earlier exercised, exchanged, amended redeemed or terminated. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 15 to 97 years as of June 30, 2021. The Company did not enter into any additional ground leases during the three and six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company’s balance sheet includes ROU assets of $56.0 million and $58.4 million, respectively, and operating lease liabilities of $24.2 million and $25.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance on January 1, 2019 as well as for new operating leases entered into after the adoption of the new standard, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 31.8 years and a weighted-average discount rate of 4.33% as of June 30, 2021. For the three and six months ended June 30, 2021, the Company paid cash of approximately $0.4 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard. For the three and six months ended June 30, 2020, the Company paid cash of approximately $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.6 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of June 30, 2021:

(In thousands)	Future Base Rent Payments (1)
2021 (remainder)	$1,098
2022	1,464
2023	1,464
2024	1,468
2025	1,473
2026	1,474
Thereafter	39,480
Total minimum lease payments (2)	47,921
Less: Effects of discounting	(23,729)
Total present value of lease payments	$24,192
________
(1)Assumes exchange rates of £1.00 to $1.38 for GBP and €1.00 to $1.19 for EUR as of June 30, 2021 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 11 — Related Party Transactions
As of June 30, 2021 and December 31, 2020, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock, which does not include the 2,135,496 shares of Common Stock issued to the Advisor on June 18, 2021 (see Note 9 — Stockholders’ Equity). The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of June 30, 2021 and December 31, 2020, the Company had $0.4 million and $0.4 million, respectively, of receivables from the Advisor or its affiliates and $0.3 million and $2.0 million of payables to the Advisor or its affiliates, respectively.
As of June 30, 2021, AR Global indirectly owned 95% of the membership interests in the Advisor and James L. Nelson, the Company’s chief executive officer and president, directly owned the other 5% of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of June 30, 2021 and December 31, 2020.
The Company paid $10.7 million and $10.8 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2021, respectively, and the Company paid $0.1 million and $0.2 million in distributions related to LTIP units during the three and six months ended June 30, 2020, which are included in accumulated deficit in the consolidated statements of equity. As of June 30, 2021 and December 31, 2020, the Company had no unpaid distributions on the LTIP Units.
During the third quarter of 2020 and second quarter of 2021, the Company granted 132,025 and 213,125 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. For additional information, see Note 13 — Equity-Based Compensation.
Fees Paid in Connection with the Operations of the Company
Under the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), by and among the Company, the OP and the Advisor, the Company pays the Advisor the following fees in cash:
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
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three and six months ended June 30, 2021 and 2020. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ending December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share(1): the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
Under the Advisory Agreement, prior to the 2021 Amendment, the Incentive Fee Lower Hurdle was equal to (a) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (b) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (c) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1,

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
2021 and ending June 30, 2021, and (d) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
In addition, prior to the 2021 Amendment, the Incentive Fee Upper Hurdle was equal to (a) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 and ending March 31, 2020, (b) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 and ending December 31, 2020, (c) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 and ending June 30, 2021, and (d) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.62 per share in the aggregate and $0.655 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
Prior to the 2021 Amendment, July 1, 2021 was the first date that the annual thresholds were subject to annual increases by a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor). The 2021 Amendment extended this date to January 1, 2023. The percentage at which independent directors may so increase the thresholds remains a percentage equal to between 0% and 3%. In addition, the 2021 Amendment extended from August 2023 to May 2026, the first date on which the Advisor has a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted. The Advisor will again have this right in May 2031 and then every five years thereafter.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
During the year ended December 31, 2020, the Company incurred leasing commissions to the Property Manager of $1.5 million, and, during the six months ended June 30, 2021, the Company incurred an additional $0.5 million of leasing commissions to the Property Manager. These amounts are being recorded over the terms of the related leases. During the three and six months ended June 30, 2021, $42,000 and $85,000, respectively was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three and six months ended June 30, 2021 and 2020 did not exceed these limits.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three and six months ended June 30, 2021 or 2020.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands)	Incurred	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	7,885	7,376	15,563	14,753
Property management fees	1,594	1,498	3,555	2,915
Total related party operational fees and reimbursements	$9,479	$8,874	$19,118	$17,668
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.4 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, and $6.6 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.
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
June 30, 2021
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
Option Plan
Because the Individual Plan and Advisor Plan were approved by the Company’s stockholders on April 12, 2021, no awards will be granted under the Global Net Lease, Inc. 2012 Stock Option Plan (the “Option Plan”) after that date. While effective, the Option Plan authorized the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the Company’s board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Option Plan was to be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares had been authorized and reserved for issuance under the Plan. As of December 31, 2020 and through April 12, 2021, no stock options were issued under the Option Plan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflect the activity of RSUs outstanding for the six months ended June 30, 2021 and 2020:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Vested	(20,615)	16.22
Granted	20,176	18.71
Unvested, June 30, 2021	44,510	16.47

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2019	40,541	$20.47
Vested	(23,824)	21.71
Granted	28,232	13.37
Unvested, June 30, 2020	44,949	15.35

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
In September 2020 and May 2021, the Company granted 132,025 and 213,125 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, and including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years.
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the six months ended June 30, 2021, 7,750 Restricted Shares were forfeited.
Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
The following table reflects the activity of Restricted Shares outstanding for the six months ended June 30, 2021:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	132,025	$17.41
Granted	213,125	19.41
Forfeitures	(7,750)	17.41
Unvested, June 30, 2021	337,400	18.67

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Compensation expense for awards granted pursuant to the RSP was $0.6 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of June 30, 2021, the Company had $0.7 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2021, the Company had $5.7 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 3.8 years.
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
Multi-Year Outperformance Agreements
2021 OPP
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on June 2, 2021, and, on June 3, 2021, the Company, the OP and the Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).
Based on a maximum award value of $50.0 million and $20.00 (the “2021 Initial Share Price”), the closing price of Common Stock on June 2, 2021, the Advisor was granted a total of 2,500,000 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Common Stock dividends, compared to the 2021 Initial Share Price over a performance period commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s service as the Company’s advisor.
Under current accounting rules, the total fair value of the LTIP Units granted under the 2021 OPP of $27.7 million was fixed as of June 3, 2021 and will not be remeasured in subsequent periods unless the 2021 OPP is amended (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the LTIP Units that were granted is being recorded evenly over the requisite service period which is approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of LTIP Units under the 2021 OPP.
2018 OPP
On July 16, 2018, the Company’s compensation committee approved the 2018 OPP, which was subsequently entered into by the Company and the OP with the Advisor on July 19, 2018.
Based on a maximum award value of $50.0 million and $19.57 (the “2018 Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was granted a total of 2,554,930 LTIP Units pursuant to the 2018 OPP. These LTIP Units could be earned and become vested based on the Company’s TSR compared to the 2018 Initial Share Price, over a performance period that commenced on June 2, 2018 and ended on June 2, 2021.
Under accounting rules adopted by the Company on January 1, 2019, the total fair value of the LTIP Units granted under the 2018 OPP of $18.8 million was fixed as of that date and was not required to be remeasured in subsequent periods unless the 2018 OPP was amended (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the LTIP Units that were granted was being recorded evenly over the requisite service period which was approximately 2.8 years from the grant date in 2018. In February 2019, the Company entered into an amendment to the 2018 OPP with the Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group. Under the accounting rules, the Company was required to calculate any excess of the new

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
value of LTIP Units awarded pursuant to the 2018 OPP at the time of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million was expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021, the end of the service period.
On June 14, 2021, the Company’s compensation committee determined that 2,135,496 LTIP Units had been earned by the Advisor and became vested pursuant to the 2018 OPP as of June 2, 2021, the last day of the performance period thereunder. The remaining 419,434 LTIP Units were automatically forfeited without the payment of any consideration by the Company or the OP. As disclosed in Note 9 — Stockholders’ Equity, the earned LTIP Units were ultimately converted into a like number of OP Units and then subsequently redeemed for Common Stock in June 2021.
Compensation Expense - 2021 OPP and 2018 OPP
During the three and six months ended June 30, 2021, the Company recorded total compensation expense related to the 2018 OPP and 2021 OPP of $2.6 million and $5.0 million, respectively. During the three and six months ended June 30, 2020, the Company recorded total compensation expense of $2.4 million and $4.7 million, respectively, related to the 2018 OPP.
LTIP Units/Distributions/Redemption
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on an OP Unit are equal to dividends paid on a share of Common Stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on OP Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on the OP Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of an OP Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into an OP Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Common Stock or the cash equivalent thereof.
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. The Company paid $10.7 million and $0.1 million in other distributions related to LTIP Units during the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $0.2 million in the six months ended June 30, 2021 and 2020, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.
Performance Measures
With respect to one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the Company’s achievement of absolute TSR levels as shown in the table below.

					Number of LTIP Units Earned
Performance Level (% of LTIP Units Earned)		Absolute TSR			2021 OPP
Below Threshold	0%	Less than	24%		0
Threshold	25%		24%		312,500
Target	50%		30%		625,000
Maximum	100%		36%	or higher	1,250,000
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
With respect to the remaining one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period relative to the average TSR of a peer group consisting of Lexington Realty Trust, Office Properties Income Trust and W.P. Carey, Inc. as of the last day of the performance period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

					Number of LTIP Units Earned
Performance Level (% of LTIP Units Earned)		Relative TSR Excess			2021 OPP
Below Threshold	0%	Less than	-600	basis points	0
Threshold	25%		-600	basis points	312,500
Target	50%		0	basis points	625,000
Maximum	100%		600	basis points	1,250,000
If the relative TSR excess is more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 basis points, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
Other Terms
Under the 2021 OPP, in the case of a Change of Control or a termination of the Advisor for any reason, the number of LTIP Units that become earned at the end of the performance period is calculated based on actual performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR prorated to reflect a performance period of less than three years but without prorating the number of LTIP Units that may become earned to reflect the shortened performance period.
Pursuant to the terms of the Advisor Plan, the LTIP Units awarded under the 2021 OPP will be administered by the Company’s board or a committee thereof, defined as the “Committee” in the Advisor Plan. Promptly following the performance period, the Committee will determine the number of LTIP Units earned (if any), as calculated by an independent consultant engaged by the Committee and as approved by the Committee in its reasonable and good faith discretion. The Committee also must approve the transfer of any LTIP Units or any OP Units into which LTIP Units may be converted in accordance with the terms of the agreement of limited partnership of the OP. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2021 and 2020.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(2,428)	$966	$(3,260)	$6,004
Adjustments to net (loss) income attributable to common stockholders for common share equivalents (a)	(10,744)	(129)	(10,897)	(264)
Adjusted net (loss) income attributable to common stockholders	$(13,172)	$837	$(14,157)	$5,740

Weighted average common shares outstanding — Basic	96,386,229	89,470,114	93,968,011	89,464,433
Weighted average common shares outstanding — Diluted	96,386,229	90,102,709	93,968,011	90,097,029
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.14)	$0.01	$(0.15)	$0.06
(a) Amounts in the 2021 periods include the priority catch-up distribution paid to the Advisor in connection with the earning of LTIP Units under the 2018 OPP in June 2021 (see Note 14 — Earnings Per Share).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested RSUs (1)	44,908	—	44,616	—
Unvested Restricted Shares (1)	260,113	—	195,095	—
LTIP Units (2)	769,231	1,967,296	386,740	1,967,296
Total common share equivalents excluded from EPS calculation	1,074,252	1,967,296	626,451	1,967,296
(1) There were 44,510 and 44,949 unvested RSUs issued and outstanding as of June 30, 2021 and 2020, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 337,400 unvested Restricted Shares issued and outstanding as of June 30, 2021. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of June 30, 2021 and 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of June 30, 2020. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP and 2021 OPP.
Conditionally issuable shares relating to the 2021 OPP award (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2021 and 2020.
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
As of June 30, 2021, we owned 311 properties consisting of 38.2 million rentable square feet, which were 99.7% leased, with a weighted-average remaining lease term of 8.5 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2021, 60% of our properties were located in the United States (“U.S.”) and Canada and 40% of our properties were located in Europe, and our portfolio was comprised of 52% industrial/distribution properties, 43% office properties and 5% retail properties. These percentages as of June 30, 2021 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2021 for the in-place lease on the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate). As of June 30, 2021, we did not own any first mortgage loans, mezzanine loans, preferred equity or securitized loans.
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
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 64% of our rental income on a straight-line basis for the quarter ended June 30, 2021 was derived from Investment Grade rated tenants, comprised of 34% leased to tenants with an actual investment grade rating and 29% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2021.
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
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. As of July 31, 2021, we have collected approximately 100% of the original cash rent due for the second quarter of 2021 across our entire portfolio, including approximately 100% of the original cash rent due from our assets in the United States, 100% of the original cash rent due from our assets in the United Kingdom and approximately 100% of the original cash rent due from our assets in the rest of Europe. This level of collection was consistent with the our level of collections in the first quarter of 2021.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. During 2020 in light of COVID-19 pandemic, we agreed with certain tenants to defer a certain portion of cash rent due in 2020 to instead be due during 2021. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 99% of original cash rent due in the second quarter of 2021 across our entire portfolio, including approximately 99% of the original cash rent due from our assets in the United States, 100% of the original cash rent due from our assets in the United Kingdom and approximately 100% of the original cash rent due form our assets in the rest of Europe.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of June 30, 2021:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	2.8
Wickes Building Supplies I	May 2013	UK	1	30	3.3
Everything Everywhere	Jun. 2013	UK	1	65	6.1
Thames Water	Jul. 2013	UK	1	79	1.2
Wickes Building Supplies II	Jul. 2013	UK	1	29	5.6
PPD Global Labs	Aug. 2013	US	1	77	3.6
Northern Rock	Sep. 2013	UK	2	86	2.3
Wickes Building Supplies III	Nov. 2013	UK	1	28	7.5
XPO Logistics	Nov. 2013	US	7	105	2.5
Wolverine	Dec. 2013	US	1	469	1.7
Encanto	Dec. 2013	PR	18	65	4.1
Rheinmetall	Jan. 2014	GER	1	320	2.6
GE Aviation	Jan. 2014	US	1	369	4.6
Provident Financial	Feb. 2014	UK	1	117	14.4
Crown Crest	Feb. 2014	UK	1	806	17.7
Trane	Feb. 2014	US	1	25	2.5
Aviva	Mar. 2014	UK	1	132	8.0
DFS Trading I	Mar. 2014	UK	5	240	8.8
GSA I	Mar. 2014	US	1	135	1.2
National Oilwell Varco I	Mar. 2014	US	1	24	2.2
GSA II	Apr. 2014	US	2	25	1.7
OBI DIY	Apr. 2014	GER	1	144	2.7
DFS Trading II	Apr. 2014	UK	2	39	8.8
GSA III	Apr. 2014	US	2	28	1.6
GSA IV	May 2014	US	1	33	4.1
Indiana Department of Revenue	May 2014	US	1	99	1.6
National Oilwell Varco II	May 2014	US	1	23	8.7
Nissan	May 2014	US	1	462	7.3
GSA V	Jun. 2014	US	1	27	1.8
Lippert Components	Jun. 2014	US	1	539	5.3
Select Energy Services I	Jun. 2014	US	3	136	5.4
Bell Supply Co I	Jun. 2014	US	6	80	7.6
Axon Energy Products (3)	Jun. 2014	US	3	214	3.7
Lhoist	Jun. 2014	US	1	23	11.6
GE Oil & Gas	Jun. 2014	US	2	70	4.1
Select Energy Services II	Jun. 2014	US	4	143	5.4
Bell Supply Co II	Jun. 2014	US	2	19	7.6
Superior Energy Services	Jun. 2014	US	2	42	2.9
Amcor Packaging	Jun. 2014	UK	7	295	3.5
GSA VI	Jun. 2014	US	1	7	2.9
Nimble Storage	Jun. 2014	US	1	165	0.4
FedEx -3-Pack	Jul. 2014	US	3	339	1.7
Sandoz, Inc.	Jul. 2014	US	1	154	5.2
Wyndham	Jul. 2014	US	1	32	3.9
Valassis	Jul. 2014	US	1	101	1.9
GSA VII	Jul. 2014	US	1	26	3.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
AT&T Services	Jul. 2014	US	1	402	5.1
PNC - 2-Pack	Jul. 2014	US	2	210	8.2
Fujitsu	Jul. 2014	UK	3	163	8.8
Continental Tire	Jul. 2014	US	1	91	1.2
BP Oil	Aug. 2014	UK	1	3	4.4
Malthurst	Aug. 2014	UK	2	4	4.4
HBOS	Aug. 2014	UK	3	36	4.1
Thermo Fisher	Aug. 2014	US	1	115	3.3
Black & Decker	Aug. 2014	US	1	71	0.7
Capgemini	Aug. 2014	UK	1	90	1.9
Merck & Co.	Aug. 2014	US	1	146	4.3
GSA VIII	Aug. 2014	US	1	24	3.2
Waste Management	Sep. 2014	US	1	84	1.6
Intier Automotive Interiors	Sep. 2014	UK	1	153	3.0
HP Enterprise Services	Sep. 2014	UK	1	99	4.8
FedEx II	Sep. 2014	US	1	12	2.8
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	11.6
Dollar General - 39-Pack	Sep. 2014	US	21	200	6.8
FedEx III	Sep. 2014	US	2	221	3.1
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	3.3
Kuka	Sep. 2014	US	1	200	3.1
CHE Trinity	Sep. 2014	US	2	374	1.6
FedEx IV	Sep. 2014	US	2	255	1.6
GE Aviation	Sep. 2014	US	1	102	1.6
DNV GL	Oct. 2014	US	1	82	3.8
Bradford & Bingley	Oct. 2014	UK	1	121	8.4
Rexam	Oct. 2014	GER	1	176	3.8
FedEx V	Oct. 2014	US	1	76	3.1
C&J Energy	Oct. 2014	US	1	96	0.6
Onguard	Oct. 2014	US	1	120	9.6
Metro Tonic	Oct. 2014	GER	1	636	4.3
Axon Energy Products	Oct. 2014	US	1	26	3.4
Tokmanni	Nov. 2014	FIN	1	801	12.3
Fife Council	Nov. 2014	UK	1	37	2.7
GSA IX	Nov. 2014	US	1	28	0.9
KPN BV	Nov. 2014	NETH	1	133	5.6
Follett School	Dec. 2014	US	1	487	3.6
Quest Diagnostics	Dec. 2014	US	1	224	3.3
Diebold	Dec. 2014	US	1	158	0.6
Weatherford Intl	Dec. 2014	US	1	20	4.4
AM Castle	Dec. 2014	US	1	128	8.4
FedEx VI	Dec. 2014	US	1	28	3.3
Constellium Auto	Dec. 2014	US	1	321	8.5
C&J Energy II	Mar. 2015	US	1	125	9.4
Fedex VII	Mar. 2015	US	1	12	3.3
Fedex VIII	Apr. 2015	US	1	26	3.3
Crown Group I	Aug. 2015	US	2	204	2.6
Crown Group II	Aug. 2015	US	2	411	14.3
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	8.6
JIT Steel Services	Sep. 2015	US	2	127	8.6
Beacon Health System, Inc.	Sep. 2015	US	1	50	4.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	8.3
FedEx Ground	Sep. 2015	US	1	91	4.1
Office Depot	Sep. 2015	NETH	1	206	7.7
Finnair	Sep. 2015	FIN	4	656	9.8
Auchan	Dec. 2016	FR	1	152	2.2
Pole Emploi	Dec. 2016	FR	1	41	2.1
Sagemcom	Dec. 2016	FR	1	265	2.7
NCR Dundee	Dec. 2016	UK	1	132	5.5
FedEx Freight I	Dec. 2016	US	1	69	2.2
DB Luxembourg	Dec. 2016	LUX	1	156	2.5
ING Amsterdam	Dec. 2016	NETH	1	509	4.1
Worldline	Dec. 2016	FR	1	111	2.6
Foster Wheeler	Dec. 2016	UK	1	366	3.2
ID Logistics I	Dec. 2016	GER	1	309	3.4
ID Logistics II	Dec. 2016	FR	2	964	3.5
Harper Collins	Dec. 2016	UK	1	873	4.2
DCNS	Dec. 2016	FR	1	97	3.4
Cott Beverages Inc	Feb. 2017	US	1	170	5.7
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	5.3
Bridgestone Tire	Sep. 2017	US	1	48	6.2
GKN Aerospace	Oct. 2017	US	1	98	5.6
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	11.4
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	11.4
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	11.4
Tremec North America	Nov. 2017	US	1	127	6.3
Cummins	Dec. 2017	US	1	59	4.0
GSA X	Dec. 2017	US	1	26	8.6
Momentum Manufacturing Group	Dec. 2017	US	1	83	11.6
Chemours	Feb. 2018	US	1	300	6.7
FCA USA	Mar. 2018	US	1	128	6.8
Lee Steel	Mar. 2018	US	1	114	7.3
LSI Steel - 3 Pack	Mar. 2018	US	3	218	6.4
Contractors Steel Company	May 2018	US	5	1,392	7.0
FedEx Freight II	Jun. 2018	US	1	22	11.3
DuPont Pioneer	Jun. 2018	US	1	200	11.1
Rubbermaid - Akron OH	Jul. 2018	US	1	669	7.7
NetScout - Allen TX	Aug. 2018	US	1	145	9.3
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	17.3
FedEx - Greenville NC	Sep. 2018	US	1	29	11.7
Penske	Nov. 2018	US	1	606	7.5
Momentum Manufacturing Group	Nov. 2018	US	1	65	17.5
LKQ Corp.	Dec. 2018	US	1	58	9.7
Walgreens	Dec. 2018	US	1	86	4.5
Grupo Antolin	Dec. 2018	US	1	360	11.4
VersaFlex	Dec. 2018	US	1	113	17.6
Cummins	Mar. 2019	US	1	37	7.5
Stanley Security	Mar. 2019	US	1	80	7.1
Sierra Nevada	Apr. 2019	US	1	60	7.9
EQT	Apr. 2019	US	1	127	9.1

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Hanes	Apr. 2019	US	1	276	7.3
Union Partners	May 2019	US	2	390	7.9
ComDoc	Jun. 2019	US	1	108	8.0
Metal Technologies	Jun. 2019	US	1	228	13.0
Encompass Health	Jun. 2019	US	1	199	11.8
Heatcraft	Jun. 2019	US	1	216	7.1
C.F. Sauer SLB	Aug. 2019	US	6	598	18.2
SWECO	Sep. 2019	US	1	191	14.0
Viavi Solutions	Sep. 2019	US	2	132	11.3
Faurecia	Dec. 2019	US	1	278	7.8
Plasma	Dec. 2019	US	9	125	9.1
Whirlpool	Dec. 2019	US	6	2,924	10.6
FedEx	Dec. 2019	CN	2	20	8.0
Momentum Manufacturing Group	Dec. 2019	US	1	116	18.6
Viavi Solutions	Jan. 2020	US	1	46	11.3
CSTK	Feb. 2020	US	1	56	8.8
Metal Technologies	Feb. 2020	US	1	31	13.8
Whirlpool	Feb. 2020	IT	2	196	5.0
Fedex	Mar. 2020	CN	1	29	18.8
Klaussner	Mar. 2020	US	4	2,195	10.8
Plasma	May 2020	US	6	79	10.3
Klaussner	Jun. 2020	US	1	261	18.8
Momentum Manufacturing Group	Jun. 2020	US	1	48	19.1
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	11.4
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	8.6
ZF Active Safety	Dec. 2020	US	1	216	12.4
FCA USA	Dec. 2020	US	1	997	9.2
Momentum Manufacturing Group	Apr. 2021	US	1	93	19.9
Cameron International	Apr. 2021	US	1	44	7.4
The McLaren Group	Apr. 2021	UK	3	841	19.9
Total			311	38,153	8.5
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2021.
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
Comparison of the Three Months Ended June 30, 2021 and 2020
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was a loss of $2.4 million for the three months ended June 30, 2021, as compared to net income attributable to common stockholders of $1.0 million for the three months ended June 30, 2020. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $99.6 million and $81.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by the impact of our property acquisitions since June 30, 2020 and the impact of foreign exchange rates. During the three months ended June 30, 2021 there were increases of 12.6% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 9.4% in the Euro (“EUR”) to USD, when compared to the same period last year. In addition, the increase was impacted by a $5.2 million receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations since the receivable is considered to be earned revenue attributed to the current period.
Property Operating Expenses
Property operating expenses were $7.5 million and $7.8 million for the three months ended June 30, 2021 and 2020, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration properties for which certain expenses are not reimbursable by tenants. The decrease was primarily due to the timing of our payment of reimbursable costs, partially offset by increases during the three months ended June 30, 2021 of 12.6% in the average exchange rate for GBP to USD and 9.4% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $9.5 million and $8.9 million for the three months ended June 30, 2021 and 2020, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our advisory agreement with the Advisor (our “Advisory Agreement”) requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles, and we further amended these hurdles and certain related provisions in May 2021. The Advisor did not earn any Incentive Compensation during the quarters ended June 30, 2021 or 2020. The increase in operating fees between the periods in part results from an increase of $0.5 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities from June 30, 2020 tp June 30, 2021. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2021 and 2020, property management fees were $1.6 million and $1.5 million, respectively. During the year ended December 31, 2020 and the six months ended June 30, 2021, we incurred leasing commissions to the Property Manager of $1.5 million and $0.5 million, respectively, of which $42,000 was recorded as a property management fee in operating fees to related parties in our consolidated statement of operations for the quarter ended June 30, 2021. The balance is being recorded over the terms of the related leases.
Impairment Charges
As of June 30, 2021, we began an operational review of two of our properties and concluded that the estimated fair values were lower than their respective carrying values. The impairment charges in the current quarter of $6.7 million is based on the estimated selling prices of both assets. There were no impairment charges recorded in the three months ended June 30, 2020.
Acquisition, Transaction and Other Costs
We recognized $28,000 and $33,000 of acquisition, transaction and other costs during the three months ended June 30, 2021 and 2020, respectively. Acquisition, transaction and other costs during the three months ended June 30, 2021 and 2020 were due to costs for terminated acquisitions.
General and Administrative Expenses
General and administrative expenses were $4.2 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.3 million and $0.2 million to the Advisor under the Advisory Agreement for the three months ended June 30, 2021 and 2020, respectively. The increase for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase in professional fees.
Equity-Based Compensation
During the three months ended June 30, 2021 and 2020, we recognized equity-based compensation expense of $3.0 million and $2.5 million, respectively. Equity-based compensation consists of expense related to our multi-year outperformance agreements entered into with the Advisor in July 2018 (the “2018 OPP”) and June 2021 (the “2021 OPP”) and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The increase in equity-based compensation expense was due to the expense recorded for the 2021 OPP, which began in May 2021, as well as the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2021. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $39.7 million and $34.0 million for the three months ended June 30, 2021 and 2020, respectively. The increase in the second quarter of 2021 as compared to the second quarter of 2020 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2020 and increases during the three months ended June 30, 2021 of 12.6% in the average exchange rate for GBP to USD and 9.4% in the EUR to USD, when compared to the same period last year.
Loss on Dispositions of Real Estate Investments
During the three months ended June 30, 2021 and 2020 we did not sell any properties.
Interest Expense
Interest expense was $24.0 million and $17.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily related to interest expense related to the $500 million senior notes issued in December 2020, which accrue interest at 3.750% per year and interest expense related to the £101.0 million ($139.7 million as of June 30, 2021) mortgage loan entered into in April 2021to finance the acquisition of the global headquarters of the McLaren Group (see Note 4 — Mortgage Notes Payable, Net and Note 6 - Senior Notes, Net for additional details). The net amount of our total gross debt outstanding also increased from $2.0 billion as of June 30, 2020 to $2.5 billion as of June 30, 2021 and the weighted-average effective interest rate of our total debt was 3.2% as of June 30, 2020 and 3.4% as of June 30, 2021. The increase in interest expense was also impacted by increases during the three months ended June 30, 2021 of 12.6% in the average exchange rate for GBP to USD and 9.4% in the average exchange rate for EUR to USD, when compared to the same period last year. As of the quarter ended June 30, 2021, approximately 30.0% of our total debt outstanding was denominated in EUR and 20.0% of our total debt outstanding was denominated in GBP, and as of the quarter ended June 30, 2020, approximately 38% of our total debt outstanding was denominated in EUR and 16% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2021, approximately 61% of our total debt outstanding was secured and 39% was unsecured, including amounts outstanding under our Credit Facility. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
We did not record any loss on extinguishment of debt during the three months ended June 30, 2021. Loss on extinguishment of debt was $0.3 million for the three months ended June 30, 2020, which related to the refinancing of our properties in France and related prepayment penalties.
Foreign Currency and Interest Rate Impact on Operations
The losses of $0.5 million and $0.3 million on derivative instruments for the three months ended June 30, 2021 and 2020, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. The quarterly average GBP to USD exchange rate increased 12.6% and the quarterly average EUR to USD exchange rate increased 9.4% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2021 and 2020.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the three months ended June 30, 2021, the average exchange rate for GBP to USD increased by 12.6%, and the average exchange rate for EUR to USD increased by 9.4%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $1.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.
Comparison of the Six Months Ended June 30, 2021 and 2020
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was a loss of $3.3 million for the six months ended June 30, 2021, as compared to income of $6.0 million for the six months ended June 30, 2020. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.

Revenue from tenants was $189.0 million and $160.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by the impact of our property acquisitions since June 30, 2020 and the impact of foreign exchange rates. During the six months ended June 30, 2021 there were increases of 8.1% in the average exchange rate for GBP to USD and 5.6% in the EUR to USD, when compared to the same period last year. In addition, the increase was impacted by a $5.2 million receivable recorded for financing costs incurred to finance the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group, for which we will be reimbursed. For accounting purposes, these reimbursable costs are included in revenue from tenants in the consolidated statements of operations since they considered to be earned revenue attributed to the current period.
Property Operating Expenses
Property operating expenses were $15.0 million and $15.2 million for the six months ended June 30, 2021 and 2020, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are GSA properties for which certain expenses are not reimbursable by tenants. The decrease was primarily due to the timing of our payment of reimbursable costs, partially offset by higher reimbursable expenses incurred in the six months ended June 30, 2021, primarily driven by the impact of our property acquisitions since June 30, 2020 and increases during the six months ended June 30, 2021of 8.1% in the average exchange rate for GBP to USD and 5.6% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $19.1 million and $17.7 million for the six months ended June 30, 2021 and 2020, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Advisor and Property Manager. Our Advisory Agreement requires us to pay to the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in May 2020, we amended our Advisory Agreement to temporarily lower the effective thresholds of these applicable hurdles, and we further amended these hurdles and certain related provisions in May 2021. There was no Incentive Compensation earned for the six months ended June 30, 2021 or 2020. The increase to operating fees between the periods in part results from an increase of $0.8 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities from June 30, 2020 to June 30, 2021. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021 and 2020, property management fees were $3.6 million and $2.9 million, respectively. During the year ended December 31, 2020 and the six months ended June 30, 2021, we incurred leasing commissions to the Property Manager of $1.5 million and $0.5 million, respectively, of which $85,000 was recorded as a property management fee in operating fees to related parties in our consolidated statement of operations for the six months ended June 30, 2021. The balance is being recorded over the terms of the related leases.
Impairment Charges
As of June 30, 2021, we began an operational review of two of our properties and concluded that the estimated fair values were lower than their respective carrying values. The impairment charges in the six months ended June 30, 2021 of $6.7 million is based on the estimated selling prices of both assets. There were no impairment charges recorded in the six months ended June 30, 2020.
Acquisition, Transaction, and Other Costs
We recognized $45,000 and $0.3 million of acquisition, transaction and other costs during the six months ended June 30, 2021 and 2020, respectively. Acquisition, transaction and other costs during the six months ended June 30, 2021 and 2020 were due to costs for terminated acquisitions.
General and Administrative Expenses
General and administrative expenses were $8.3 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.5 million and $0.5 million to the Advisor under the Advisory Agreement for the three months ended June 30, 2021 and June 30, 2020, respectively . The increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the increase in professional fees.
Equity-Based Compensation
During the six months ended June 30, 2021 and 2020, we recognized equity-based compensation expense of $5.6 million and $5.0 million, respectively. Equity-based compensation consists of expense related to the 2018 OPP and the 2021 OPP, as well as amortization of Restricted Shares granted to employees of the Advisor or its affiliates who are involved in providing services to us and RSUs granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The increase in equity-based compensation expense was due to the expense recorded for the 2021 OPP, which began in May 2021, as well as the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2021.For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $79.4 million and $67.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the first six months of 2021 compared to the first six months of 2020 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2020 and increases during the six months ended June 30, 2021of 8.1% in the average exchange rate for GBP to USD and 5.6% in the EUR to USD, when compared to the same period last year.
Loss Dispositions of Real Estate Investments
During the six months ended June 30, 2021 and 2020 we did not sell any properties.
Interest Expense
Interest expense was $45.4 million and $34.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily related to interest expense related to the $500 million senior notes issued in December 2020, which accrue interest at 3.750% per year and interest expense related to the £101.0 million ($139.7 million as of June 30, 2021) mortgage loan entered into in April 2021 as part of the acquisition of the global headquarters of the McLaren Group (see — — Liquidity and Capital Resources — Acquisitions and Dispositions — Acquisitions and Dispositions — Three and Six Months Ended June 30, 2021”for additional details). The net amount of our total gross debt outstanding also increased from $2.0 billion as of June 30, 2020 to $2.5 billion as of June 30, 2021 and the weighted-average effective interest rate of our total debt was 3.2% as of June 30, 2020 and 3.4% as of June 30, 2021. The increase in interest expense was also impacted by increases during the six months ended June 30, 2021 of 8.1% in the average exchange rate for GBP to USD and 5.6% in the average exchange rate for EUR to USD, when compared to the same period last year. As of the quarter ended June 30, 2021, approximately 30.0% of our total debt outstanding was denominated in EUR and 20.0% of our total debt outstanding was denominated in GBP, and as of the quarter ended June 30, 2020, approximately 38% of our total debt outstanding was denominated in EUR and 16% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2021, approximately 61% of our total debt outstanding was secured and 39% was unsecured, including amounts outstanding under our Credit Facility. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
We did not record any loss on extinguishment of debt during the six months ended June 30, 2021. Loss on extinguishment of debt was $0.3 million for the six months ended June 30, 2020 and related to the refinancing of our properties in France and related prepayment penalties for the six months ended June 30, 2020.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $1.3 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. The quarterly average GBP to USD exchange rate increased 8.1% and the quarterly average EUR to USD exchange rate increased 5.6% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

During the six months ended June 30, 2021 and 2020 we did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness.
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the six months ended June 30, 2021, the average exchange rate for GBP to USD increased by 8.1%, and the average exchange rate for EUR to USD increased by 5.6%, when compared to the same period last year.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of tax payments. Income tax expense was $4.0 million and $1.7 million for the six months ended June 30, 2021 and 2020 respectively.
Cash Flows from Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities was $57.9 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2021 reflect net income of $6.8 million, adjusted for non-cash items of $86.4 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), and equity-based compensation). In addition, operating cash flow decreased by $42.0 million, due to working capital items, primarily due to an increase in prepaid expenses and other assets of $55.6 million. The increase in prepaid expenses and other assets was primarily due to the payment of a value added tax (“VAT”) in the U.K. of approximately $46.2 million related to the McLaren acquisition and a $5.2 million receivable from McLaren for financing costs in the second quarter of 2021. We received a refund of the VAT in July 2021.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 of $269.8 million was driven by property acquisitions of $264.9 million, deposits for real estate investments of $0.3 million and capital expenditures of $4.5 million.
Net cash used in investing activities during the six months ended June 30, 2020 of $147.1 million was driven by property acquisitions of $144.7 million, property acquisition deposits of $0.2 million and capital expenditures of $2.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $264.7 million during the six months ended June 30, 2021 was a result of net proceeds from borrowings under our Revolving Credit Facility of $57.7 million, net proceeds from mortgage notes payable of $132.1 million, net proceeds from the issuance of Common Stock of $156.0 million and net proceeds from the issuance of Series B Preferred Stock of $15.9 million. These cash inflows were partially offset by dividends paid to common stockholders of $74.4 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), of $6.2 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable

Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), of $3.6 million and payments of financing costs of $2.1 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which impacts the amount of cash we generate from our operations. During the year ended December 31, 2020 and throughout 2021, we have taken proactive steps to collect rent and to otherwise mitigate the impact on our business and liquidity. The future impact of the pandemic on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $174.9 million and $124.2 million, respectively. See the discussion above for how our cash flows from various sources impacted our cash. Principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any.
During the six months ended June 30, 2021, cash used to pay our dividends was generated mainly from cash flows provided by operations and cash on hand, primarily consisting of proceeds from our ATM programs.
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
Acquisitions and Dispositions —Three and Six Months Ended June 30, 2021
During the three and six months ended June 30, 2021, we acquired five properties, two located in the United States and three located in the United Kingdom, for $264.9 million, including capitalized acquisition costs. The largest of these acquisitions was the global headquarters of the McLaren Group located in close proximity to central London, England and Heathrow Airport. McLaren Group is a group of automotive, motorsport and technology companies. This 840,849 square foot campus consists of three different buildings: a technology center, production center and thought leadership center. These state-of-the-art buildings were designed by renowned architect Norman Foster, have won numerous awards and obtained Carbon Standard recognition from the Carbon Trust for their environmentally conscious features. We acquired these properties for £170.0 million ($236.3 million on the date of acquisition) in a sale-leaseback transaction with the McLaren Group. We believe the price paid for this property is significantly below replacement cost. The leases have a term of 20 years with annual rent escalators linked to the consumer price index subject to a cap of 4% and a collar of 1.25%. The annual base rent is subject to a one-time contingent adjustment which only occurs upon a McLaren Holdings Limited corporate credit rating enhancement to B- (or equivalent) from one of S&P, Moody’s or Fitch by May 2023 and if we refinance the debt incurred to acquire the property secured by October 2024 after such upgrade occurs. Since closing the sale leaseback transaction, McLaren priced a $620.0 million bond issuance and McLaren Holdings Limited is expected to receive a B- corporate credit rating from Fitch, contingent upon the closing of the bond sale. We are under no obligation to complete a refinancing of this loan, and we have no immediate plans to do so. If these conditions are not met, the adjustment will not occur and the initial rent will not decrease. We funded this acquisition with the £101.0 million ($140.6 million on the date of incurrence) loan, £52.0 million ($72.2 million on the date of acquisition) in additional borrowings under the Revolving Credit Facility and cash on hand consisting primarily of proceeds from our ATM programs. The maturity date of the loan is April 23, 2024 and it bears interest at 6% per annum. The loan is interest-only with the principal due at maturity. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
Acquisitions and Dispositions Subsequent to June 30, 2021 and Pending Transactions
We have not acquired any properties subsequent to June 30, 2021. We have signed two definitive purchase and sale agreements (“PSAs”) to acquire two net lease properties for a purchase price of $47.5 million and two non-binding letters of intent (“LOIs”) to acquire three net lease properties for a purchase price of $90.7 million. The LOIs may not lead to a definitive agreement and the PSAs are subject to conditions and there can be no assurance we will complete the acquisitions, or any future acquisitions, on a timely basis or on acceptable terms and conditions, if at all. Since the onset of the COVID-19 pandemic, the overall amount of available acquisitions has been reduced, and although we have adjusted our historical capitalization rate target, in many cases current sellers have not yet made similar changes to their pricing expectations. We believe that over time, bidding and asking prices will converge to establish a long-term trend of lower prices.
We have signed one PSA to sell one net lease property located in Houston, Texas for a sale price of $7.5 million and we have signed one LOI to sell of one net lease property located in Conroe, Texas for a sale price of $3.2 million. The PSA is subject to conditions and the LOI is non-binding. There can be no assurance we will complete any of these dispositions, or any future dispositions, on a timely basis or on acceptable terms and conditions, if at all. The property in Houston, Texas is currently encumbered and not part of the borrowing base under our Revolving Credit Facility, while the property in Conroe, Texas is not currently encumbered by any mortgage debt nor part of the borrowing base under our Revolving Credit Facility.

Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $500.0 million (increased from $250.0 million in March 2021) through sales of Common Stock from time to time through our sales agents. During the three months ended June 30, 2021, we sold 2,597,694 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $51.0 million, before commissions paid of $0.8 million and nominal additional issuance costs. During the six months ended June 30, 2021, we sold 8,502,164 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $158.6 million, before commissions paid of $2.4 million and additional issuance costs of $0.3 million.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. We did not sell any Series B Preferred Stock through the Series B Preferred Stock ATM Program during the three months ended June 30, 2021. During the six months ended June 30, 2021, we sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of June 30, 2021 and December 31, 2020, we had total debt outstanding of $2.5 billion and $2.3 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 3.4% and 3.3%, respectively.
As of June 30, 2021, 92.1% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.3% per annum. As of June 30, 2021, 7.9% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.8% per annum. The total gross carrying value of unencumbered assets as of June 30, 2021 was $1.8 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 59.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2021. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of June 30, 2021. As of June 30, 2021, the weighted-average maturity of our indebtedness was 4.7 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we and the OP issued $500.0 million aggregate principal amount of 3.750% Senior Notes due 2027. As of June 30, 2021 and December 31, 2020, the amount of the Senior Notes outstanding totaled $491.0 million and $490.3 million, respectively. These amounts are net of $9.0 million and $9.7 million of deferred financing costs, respectively. The Senior Notes were issued in transactions exempt from registration under the Securities Act of 1933, as amended. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of June 30, 2021, we had secured mortgage notes payable of $1.5 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all our properties located in the United Kingdom began in October 2020 based on amounts specified under the loan. In January 2021 and April 2021, approximately $2.7 million and $2.7 million, respectively, in principal was repaid in accordance with the terms of this mortgage note payable. Approximately $26.2 million (approximately £18.9 million as of June 30, 2021) in principal is due during the remainder of 2021, of which approximately $20.9 million was paid in July 2021, after a modification of the terms of this mortgage note. This is the only debt we have coming due in the second half of 2021. For additional information on the modification of this mortgage, see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Credit Facility
As of June 30, 2021, outstanding borrowings under our Revolving Credit Facility were $167.9 million and the total outstanding balance on our term loan was $291.2 million, net of deferred financing costs. During the three and six months ended June 30, 2021, we borrowed an additional $87.7 million and repaid an additional $30.0 million under the Revolving Credit Facility. Approximately $73.0 of the additional borrowings were used to partially fund the McLaren acquisition.
As of June 30, 2021, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on June 30, 2021. On February 24, 2021, following a request by us, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon our request, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the commitment increase completed on February 24, 2021, we may request future additional increases to total commitments of approximately $565.0 million, based on prevailing exchange rates on that date, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which are interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of June 30, 2021, the Credit Facility had a weighted-average effective interest rate of 2.4% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As of June 30, 2021, approximately $93.6 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
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
During the three months ended September 30, 2020, the borrower entities under the mortgage loan secured by all of our properties located in the United Kingdom did not maintain the required loan-to-value ratios with respect to the mortgaged properties, and, as a result, a cash trap event under the loan occurred which was immediately cured when we executed, as required by the terms of the loan, a limited unsecured corporate guaranty of the borrower entities’ obligations under the loan of £20.0 million (approximately $27.6 million as of June 30, 2021). The guaranty remains in effect and contains a covenant that requires us to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
During the three months ended December 31, 2020, the borrower entities under the same mortgage loan did not maintain the same loan-to-value ratio and another cash trap event under the loan occurred. This did not constitute a breach of the covenant and was not an event of default under the loan. We reached an agreement on July 8, 2021 to amend and restate the mortgage loan agreement with our lenders to cure the cash trap by applying £11.4 million ($15.8 million as of June 30, 2021) of the cash trapped to partially pay down principal on the loan, with the remaining £10.8 million ($14.9 million as of June 30, 2021) cash that was trapped to be returned to us. The repayment of the principal, the cash trap event has been cured and the Company is no longer in a cash trap. If the value of the underlying portfolio were to decline, the loan-to-value ratio may exceed the level required by the financial covenant of 55%, which would result in a breach, which could, if not cured, give rise to the lenders’ right to accelerate the principal amount due under the loan and other remedies. In that event, our intent would be to cure the breach through various remedies available to them per the loan agreement within the specified time frame under the loan. We do not anticipate that any arrangement required to cure a cash trap will have a material impact on our liquidity. However, if we are unable to maintain this loan-to-value after the next annual lender valuation in the fourth quarter of 2021, we may experience future cash trap events that could adversely impact our liquidity.
In addition, during the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of its mortgage loans with a balance of $98.5 million as of June 30, 2021. This is not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). This letter of credit was still place as of June 30, 2021. Subsequent to June 30, 2021, the amount of the letter of credit in place was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation. The letter of credit will be held by the lender until such time we are able to find a suitable replacement tenant. The letter of credit reduce the availability for future borrowings under the Revolving Credit Facility.
In addition, during the three months ended June 30, 2021, we triggered a cash sweep under one of our loans with a balance of €70.0 million as of June 30, 2021 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This is not an event of default and instead triggers a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash collateral account. At such time as the aggregate WAULT of the loan collateral again exceeds three years the cash sweep will cease (so long as the aggregate WAULT of the loan collateral thereafter continues to exceed three years). All funds retained by lender in the excess cash flow account in respect of this WAULT cash sweep will be released to us upon the loan collateral achieving an aggregate WAULT of not less than four years. The funds held in the excess cash flow account are included for purposes of the calculation of the loan to value ratio.

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
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and other items excluded in Core FFO as well as unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also exclude revenue attributable to the reimbursement by third parties of financing costs that we originally incurred because these revenues are not, in our view, related to operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(2,428)	$966	$(3,260)	$6,004
Impairment charges	6,707	—	6,707	—
Depreciation and amortization	39,702	33,984	79,386	67,517
Loss on dispositions of real estate investments	7	153	7	153
FFO (as defined by NAREIT) attributable to common stockholders	43,988	35,103	82,840	73,674
Acquisition, transaction and other costs	28	33	45	313
Loss on extinguishment of debt	—	309	—	309
Core FFO attributable to common stockholders	44,016	35,445	82,885	74,296
Non-cash equity-based compensation	3,007	2,513	5,584	5,001
Non-cash portion of interest expense	2,395	1,847	4,674	3,657
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	158	204	217	436
Straight-line rent	(1,483)	(3,068)	(2,427)	(4,555)
Straight-line rent (rent deferral agreements) (1)	(521)	1,508	(1,170)	1,508
Eliminate unrealized losses (gains) on foreign currency transactions (2)	302	1,325	(1,460)	(757)
Amortization of mortgage discounts and premiums, net and mezzanine discount	187	3	187	13
Reimbursement of financing costs from McLaren loan (3)	(5,234)	—	(5,234)	—
AFFO attributable to common stockholders	$42,827	$39,777	$83,256	$79,599

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$43,988	$35,103	$82,840	$73,674
Core FFO attributable to common stockholders	$44,016	$35,445	$82,885	$74,296
AFFO attributable to common stockholders	$42,827	$39,777	$83,256	$79,599
_________
(1)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period for rent that was deferred, for purposes of AFFO, as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2021, losses on derivative instruments were $0.5 million, which consisted of primarily unrealized loses of $0.3 million and realized losses of $0.2 million. For the six months ended June 30, 2021, gains on derivative instruments were $1.3 million, which consisted of unrealized gains of $1.5 million and realized losses of $0.2 million. For the three months ended June 30, 2020, loss on derivative instruments were $0.3 million, which consisted of unrealized losses of $1.3 million and realized gains of $1.0 million. For the six months ended June 30, 2020 gains on derivative instruments were $2.8 million, which consisted of unrealized gains of $0.8 million and realized gains of $2.0 million.
(3)Amount represents a receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations since the receivable is considered to be earned revenue attributed to the current period.
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
In June 2021, we paid a $10.6 million catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP.
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

Cash used to pay dividends and distributions during the three and six months ended June 30, 2021, was generated from cash flows from operations and cash on hand, primarily consisting of proceeds from our ATM programs. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2021
	March 31, 2021		June 30, 2021
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$36,213		$38,139		$74,352
Dividends to holders of Series A Preferred Stock	3,081		3,081		6,162
Dividends to holders of Series B Preferred Stock	1,701		1,935		3,636
Distributions to holders of LTIP Units	103		10,696		10,799
Total dividends and distributions	$41,098		$53,851		$94,949

Source of dividend and distribution coverage:
Cash flows provided by operations	$41,098	100.0%	$4,678	8.7%	$57,898	(1)	61.0%
Available cash on hand	—	—%	49,173	91.3%	37,051	(1)	39.0%
Total sources of dividend and distribution coverage	$41,098	100.0%	$53,851	100.0%	$94,949		100.0%

Cash flows provided by operations (GAAP basis)	$53,220		$4,678		$57,898

Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(832)		$(2,428)		$(3,260)
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
Contractual Obligations
Except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes in our contractual obligations at June 30, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
Except as have been disclosed in a Current Report on Form 8-K, there were no recent sales of unregistered securities.
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
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 5, 2021

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (1)	Amendment to Rights Agreement, dated February 26, 2021, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
10.1 *	Form of Award Agreement (Advisor Plan)
10.2 *	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.4 (5)	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.5 (6)	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.6 (7)	Fourth Amendment, dated as of May 6, 2021, to the Fourth Amended And Restated Advisory Agreement, dated as of June 2, 2015, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.7 (8)	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.8 *	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.9 (8)	2021 Advisor Multi-Year Outperformance Award Agreement, dated as of June 3, 2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(7) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.
(8) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2021.