Form 10-K
period 2021-12-31
Global Net Lease, Inc.
filed 2022-02-24
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
On February 18, 2022, the registrant had 103,604,278 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2021

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

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of our roster of primarily “Investment Grade” (defined below) tenants. We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2021, we owned 309 properties consisting of 39.3 million rentable square feet, which were 99.0% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2021, 60% of our properties were located in the U.S. and Canada and 40% of our properties were located in Europe. In addition, our portfolio was comprised of 54% industrial/distribution properties, 42% office properties and 4% retail properties. These percentages are calculated using straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2021. The straight-line rent includes amounts for tenant concessions.
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
We own assets located in eleven different countries. As of December 31, 2021, we leased space to 138 different tenants doing business across 51 different industries. During the year ended December 31, 2021, the financial services and auto manufacturing industries represented 13% and 12%, respectively of our portfolio’s rental income on a straight-line basis. No other industry represented more than 10% of our portfolio’s rental income on a straight-line basis. We strive to acquire income producing, stand-alone commercial properties with long-term leases tied to indices such as consumer price index for annual increases focusing on tenant, sector, and geographic diversification. As of December 31, 2021, our portfolio was 99.0% occupied.
Tenants and Leasing
We focus on acquiring strategically located industrial and distribution facilities in the U.S. and strong sovereign debt rated countries in Europe. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s analytics. Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 62.6% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2021 was derived from Investment Grade rated tenants, comprised of 34.1% leased to tenants with an actual investment grade rating and 28.5% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2021.
As of December 31, 2021, our portfolio had a weighted-average remaining lease term of 8.3 years (based on square feet as of the last day of the applicable quarter), as compared to 8.5 years as of December 31, 2020. A total of 93.7% of our leases based on square footage as of December 31, 2021 contain contractual rent increases.
Our business is generally not seasonal.

Acquisitions
We leverage direct relationships with landlords and developers to generate high-quality global opportunities at what we believe to be better than market pricing. During the year ended December 31, 2021, we acquired 25 properties for $477.4 million (net of a mortgage assumed of $38.56 million), including capitalized acquisition costs. We utilize a well-defined investment strategy and rigorous underwriting process to identify and select high-quality net lease investment opportunities. We look for tenants with logistical and local advantages, strong operating performance, strong business financials, financial visibility, and corporate-level profitability.
Financing Strategies and Policies
We use various sources to fund our business including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. These sources have recently consisted of: (1) offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; (3) draws on our senior unsecured multi-currency credit facility (the “Revolving Credit Facility,), and a senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) and (4) a private placement of $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). We expect to incur additional indebtedness in the future. and issue additional equity to fund our future needs including acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein for further discussion
Our board may reevaluate and change our investment and financing policies in its sole discretion without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include among other things, current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, and the ability of our investments to generate sufficient cash flow to cover debt service requirements.
Impact of the COVID-19 Pandemic
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we collected approximately 100% of the original cash rent due for the quarter ended December 31, 2021 across our entire portfolio, which is consistent with our rent collections in the first, second and third quarters of 2021.
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
Regulations - General
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments. These regulations have not and are not expected to have a material impact on our capital expenditures, competitive position, financial condition or results of operations.
Regulations - Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the current fiscal year. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues.
Employees and Human Capital Resources
As of December 31, 2021, we have one employee that is based in Europe who provides tax services for us. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into an agreement with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. The employees of the Advisor, Property Manager and their respective affiliates are also eligible to participate in our stock option plan and our employee and director incentive restricted share plan. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
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
•Certain of the agreements governing our indebtedness may limit our ability to pay dividends on our common stock, $0.01 par value per share (“Common Stock”), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), or any other stock we may issue.
•If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•Market and economic challenges experienced by the U.S. and global economies may adversely impact our operating results and financial condition.
•We are subject to risks associated with our international investments, including uncertainty associated with the United Kingdom’s withdrawal from the European Union, compliance with and changes in foreign laws and fluctuations in foreign currency exchange rates.
•Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
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
•we may not successfully integrate, manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. There can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
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
We cannot guarantee that we will be able to pay dividends on a regular basis on our Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock and Series B Preferred Stock must be paid upon redemption of those shares.
As noted herein, our debt agreements, including the indenture governing the Senior Notes and our Credit Facility, contain various covenants that limit our ability to pay dividends. For example, our Credit Facility prohibits us from paying distributions, including cash dividends payable on our Common Stock, Series A Preferred Stock, Series B Preferred Stock or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of any of these outstanding securities, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from the definition of AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We have used this exception in the past and may need to do so in the future.
Our ability to pay dividends in the future and comply with the restrictions on the payment of dividends depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods. There can be no assurance that they will do so again in the future if we need to do so.
Our cash flows provided by operations were $192.5 million for the year ended December 31, 2021. During this period, we paid total dividends of $187.0 million, including payments to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units. In prior periods, we have funded a larger portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
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
Market and economic challenges experienced by the U.S. and global economies may adversely impact our operating results and financial condition.
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
•decreased demand for our properties due to among other things, significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;
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
•reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments; and

•reduction in cash flows from our operations as a result of changes in exchange rates resulting from our operations in continental Europe, the United Kingdom and Canada if we are unsuccessful in hedging these potential losses or if, as part of our risk management strategies, we choose not to hedge some or all of the risk.
We are subject to additional risks from our international investments.
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2021, 40% of our properties were located in Europe, primarily in the United Kingdom, The Netherlands, Finland, France, Germany, and the Channel Islands, and 60% of our properties were located in the U.S. and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
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
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency but reflected as USD on our consolidated financial statements. As of December 31, 2021, we had $1.4 billion ($665.3 million, £315.8 million and €315.4 million) of gross mortgage notes payable. Further, as of December 31, 2021, we had $225.6 million ($167.0 million, £17.0 million, C$38.0 million, and €5.0 million) in outstanding debt under the Revolving Credit Facility and $280.3 million (€247.1 million) of gross outstanding debt under the Term Loan.
We may continue to borrow in foreign currencies when purchasing properties located outside the Unites States, including draws under our Revolving Credit Facility. Changes in exchange rates of any of these foreign currencies to USD may affect our revenues, operating margins and the amount of cash generated by these properties and the amount of cash we have available to pay dividends. We are generally a net receiver of these foreign currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. Any positive impact to revenue from tenants in prior years from a weaker USD may not continue in the future. Changes to exchange rates have affected and may continue to affect the book value of our assets and the amount of stockholders’ equity.
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
•trade restrictions and other factors that could lead to changes in balances of payments and trade; and
•currency devaluations and revaluations.
Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence exchange rates. These events and actions are unpredictable.

We have used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage a portion of our exposure to fluctuations in GBP-USD and EUR-USD exchange rates, but there can be no assurance our hedging strategy will be successful. If we fail to effectively hedge our currency exposure, or if we experience other losses related to our exposure to foreign currencies, our operating results could be negatively impacted and cash flows could be reduced.
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
The impact of the COVID-19 pandemic has evolved rapidly and has impacted global economic activity. In many geographic locations where our tenants operate their businesses and where our properties are located, preventative measures have been taken, including “shelter-in-place” or “stay-at-home” orders issued by relevant governmental authorities for much of 2020 and the early part of 2021 as well as social distancing measures that have resulted in closure and limitations on the operations of many businesses. While strict “shelter-in-place” and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. A number of our tenants operate businesses that require in-person interactions. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants. For our office tenants, limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter. In addition, the COVID-19 pandemic has also led to disruptions in operations at manufacturing facilities and distribution centers in many countries, which could impact supply chains and the operations of certain of our tenants. This could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. All of these factors could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in our market areas. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, are currently impacting the pace of recovery and outlook. Moreover, a significant downturn in the U.S., Canadian and European economies and resulting job losses could substantially reduce the demand for leasing space in our properties which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants may also be negatively impacted if the outbreak of COVID-19 impacts their workforce or otherwise disrupts their management including as a result of an overall labor shortage, lack of skilled labor, increased turnover or labor inflation caused by COVID-19 and vaccine requirements implemented by certain employers in response to COVID-19 mandating that some or all employees get vaccinated or provide proof of vaccination, or as a result of general macroeconomic factors.
Further, certain of our U.S. tenants may not have been eligible for or may not have been successful in securing funds under government stimulus programs in the past, and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has enhanced certain risks that could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of the vaccines or other remedies developed or are or may be developed in the future, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation has changed and could continue to change rapidly and additional impacts to the business may arise that we are not aware of currently. The continued rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Other risk factors contained in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Reliance on major tenants make us more susceptible to adverse events with respect to those tenants.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. We had one tenant that accounted for approximately 6% of our consolidated annualized rental income on a straight-line basis as of December 31, 2021. No other single tenant accounted for 5% or more of our consolidated annualized rental income on a straight-line basis as of December 31, 2021, this may change in the future.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments and results of operations.
As of December 31, 2021, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2021
European Countries:
United Kingdom	22%
Other European Countries	18%
Total European Countries	40%
United States and Canada:
Michigan	15%
Texas	7%
Ohio	5%
Other States and Canada	33%
Total United States and Canada	60%
Total	100%
A high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments and results of operations.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2021, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2021
Financial Services	13%
Auto Manufacturing	12%
Consumer Goods	6%
Healthcare	5%
Technology	5%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
Brexit and other events that create, or give the impression they could create, economic or political instability in Europe could adversely affect us.
On January 31, 2020, the United Kingdom (“UK”) ended its membership in the European Union (“EU”) referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. This agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could cause volatility in currency exchange rates, interest rates, and in EU, UK or worldwide political, regulatory, economic or market conditions. This could contribute to instability in political institutions, regulatory agencies, and financial markets and may impact our properties and operations in these markets in unforeseen ways. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the GBP or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of our properties and operations in the UK or Europe.
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Substantially all of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to fund related debt payment and prevent a foreclosure if the property is subject to a mortgage. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment including potentially leasing the property to a new tenant. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
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
Based on annualized rental income on a straight-line basis as of December 31, 2021, 37% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. The term “parent” for these purposes includes any entity, including any governmental entity owning more than 50% of the voting stock of the tenant.Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have actual investment grade ratings.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2021, 20% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
As of December 31, 2021, 6.3% of our annualized rental income on a straight-line basis was generated from leases that do not contain any rent escalation provisions, which impacts our ability to cover increased operating costs at properties with these leases. Further, properties leased subject to long term leases at below market rental rates will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
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
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could impact the value of the applicable property or our ability to lease the applicable property on favorable terms.
If a tenant does not renew its lease or otherwise vacate its space, we likely will be required to expend substantial funds to improve and refurbish the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We may have to obtain financing from sources such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, the value of the applicable property or our ability to lease space at the applicable property on favorable terms could be adversely impacted.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2021, 4% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change, and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.
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
Actual or threatened terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We own and acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any actual or threatened terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets and our results of operations through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The Terrorism Risk Insurance Act, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace it.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect us and our properties.
Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
Increases in the rate of inflation, both real and anticipated may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and other debt interest costs, and these costs could increase at a rate higher than any rent increases. An increase in our expenses or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases for properties located in foreign countries are only adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Approximately 58.5% of our leases for properties based on straight line rent contain fixed rental rate with annual escalation based upon fixed percentage increases while some are based on increases in the Consumer Price Index. If the fixed percentage increases begin to lag behind inflation, our profitability would be negatively impacted. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
Conversely, unusually low inflation can cause deflation, or an outright decline in prices. Deflation can lead to a negative cycle where consumers delay purchases in anticipation of lower prices, causing businesses to stop hiring and postpone investments as sales weaken. Deflation would have a serious impact on economic growth and may adversely affect the financial condition of our tenants and the rental rates at which we renew or enter into leases.
We depend on the Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of the Advisor.
Personnel and services that we require are provided to us under contracts with the Advisor and its affiliate, the Property Manager. We depend on the Advisor, any entities it may engage with our approval, and the Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets. We have one employee based in Europe who provides tax services for us.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of the Advisor and its affiliates including James L. Nelson, our chief executive officer and a member of our board of directors and Christopher J. Masterson, our chief financial officer. Except for the agreement between Mr. Nelson and AR Global, neither our Advisor nor any of its affiliates has an employment agreement with these key personnel and we cannot guarantee that all, or any particular one, of these individuals will remain employed by the Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with the Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of the Advisor to hire, retain or contract services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that the Advisor will be successful in attracting and retaining skilled personnel. If the Advisor loses or is unable to obtain the services of skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of other general macroeconomic factors the Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered.
Any adverse changes in the financial condition or financial health of, or our relationship with, the Advisor or its affiliates, including any change resulting from an adverse outcome in any litigation could hinder their ability to successfully manage our operations and our investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Advisor or its affiliates or other companies advised by the Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
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
As of December 31, 2021, we had $2.5 billion of total indebtedness outstanding, including $1.4 billion of secured indebtedness, $225.6 million outstanding under the Revolving Credit Facility, $280.3 million outstanding under our Term Loan, and $500.0 million of our Senior Notes. We had availability to borrow an additional $49.8 million, under our Revolving Credit Facility as of December 31, 2021. Our high level of indebtedness may have the following important consequences to us including:
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
We may increase our leverage further depending on market conditions. We may issue additional notes in the future and may add to or refinance existing mortgage debt or indebtedness under our Credit Facility, which may result in a higher level of indebtedness.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including the Credit Facility or the Senior Notes, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The Credit Facility and the indenture governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Credit Facility and the indenture governing the Senior Notes permit us to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board and the European Central Bank have begun tapering their respective quantitative easing programs. The U.S. Federal Reserve Board announced its intention to begin increasing interest rates, and the Bank of England increased interest rates for the first time since the onset of the pandemic in December 2021. All of these actions will likely lead to increases in our borrowing costs. When our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or, meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets.
Increasing interest rates could increase the amount of our debt payments and we may be adversely affected by uncertainty surrounding changes in LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so.
As of December 31, 2021, approximately $50.5 million (representing approximately 2% of our $2.5 billion in total gross outstanding debt) was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”) and not fixed by swap. The Financial Conduct Authority ceased publishing the one-week and two-month USD LIBOR settings after December 31, 2021, as previously announced, and has announced its intention to cease publishing the remaining USD LIBOR settings immedicatly following the LIBOR publication on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York has organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.
While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding changes in LIBOR, could adversely affect us. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR.
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
These covenants limit our operating flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Facility requires us to comply with financial maintenance covenants, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum debt service coverage ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, and a minimum consolidated tangible net worth test. We also are required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture governing the Senior Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or indenture trustee, as applicable, or amend the covenants.

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
We rely on the Advisor and the executive officers and other key real estate professionals at the Advisor to identify suitable investment opportunities for us. Several of these individuals are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, The Necessity Retail REIT, Inc. or “RTL,” an entity advised by an affiliate of our Advisor seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. An investment opportunity allocation agreement to which we and RTL are parties states that we will be given first opportunity to acquire office or industrial properties, and RTL will have the first opportunity to acquire one or more domestic retail or distribution properties with a lease duration of ten years or more. However, there can be no assurance the executive officers and real estate professionals at our Advisor or its affiliates will not direct attractive investment opportunities for which we do not have contractual priority to RTL, or other entities advised by affiliates of AR Global.
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
We may enter into joint ventures with other entities advised by affiliates of AR Global. The Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of the Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-

length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are achieved. The variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. Furthermore, the Advisor may earn additional LTIP Units if certain performance conditions are met over a three-year performance period under a multi-year outperformance agreement entered into with the Advisor. The arrangements may result in the Advisor taking actions or recommending investments that are riskier or more speculative absent these compensation arrangements. In addition, the fees and other compensation payable to the Advisor reduce the cash available for investment or other corporate purposes.

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
•our financial condition, including the level of our indebtedness and performance;
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
•increases in interest rates and fluctuations in exchange rates;
•inflation and continuing increases in the inflation rate;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.
Moreover, although shares of both the Series A Preferred Stock and Series B Preferred Stock are listed on the New York Stock Exchange (“NYSE”), there can be no assurance that the trading volume for these shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of our preferred stock have a fixed dividend rate, their respective trading prices in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of our preferred stock to demand a higher yield on their investment, which could adversely affect the market price of shares of those securities. An increase in interest rates available to investors could also make an investment in our Common Stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Stock.
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
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 280 million shares of stock, consisting of 250 million shares of common stock, par value $0.01 per share and 30 million shares of preferred stock, par value $0.01 per share. As of December 31, 2021, we had the following stock issued and outstanding: (i) 103,900,452 shares of Common Stock, (ii) 6,799,467 shares of Series A Preferred Stock, and (iii) 4,503,893 shares of Series B Preferred Stock. The Series A Preferred Stock ranks on parity with Series B Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock and Series B Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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

We may issue shares of our Common Stock or Series B Preferred Stock or another series of preferred stock pursuant to our existing at-the-market programs or any similar future program as well as in other public or private offerings, including shelf offerings, and shares of our Common Stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder, or in connection with the Advisor earning LTIP Units pursuant to our outperformance plan. We may also issue OP Units to sellers of properties we acquire. OP Units may be redeemed on a one for one basis for, at our election, a share of Common Stock or the cash equivalent thereof.
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
In April 2020, our board of directors adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right for each outstanding share of our Common Stock. These rights are scheduled to expire on April 8, 2024 but could be extended by our board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Common Stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of our Series C Preferred Stock, $0.01 par value per share. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Common Stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Common Stock without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include, but are not limited, to a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
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
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, for distributions declared on or before June 30, 2022 with respect to our Common Stock, as much as 90% of the distribution may be in shares of our Common Stock and 80% thereafter. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents our portfolio of real estate properties as of December 31, 2021:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	2.2
Wickes Building Supplies I	May 2013	UK	1	30	2.7
Everything Everywhere	Jun. 2013	UK	1	65	5.5
Thames Water	Jul. 2013	UK	1	79	3.7
Wickes Building Supplies II	Jul. 2013	UK	1	29	5
PPD Global Labs	Aug. 2013	US	1	77	3
Northern Rock	Sep. 2013	UK	2	86	1.7
Wickes Building Supplies III	Nov. 2013	UK	1	28	6.9
XPO Logistics	Nov. 2013	US	7	105	1.9
Wolverine	Dec. 2013	US	1	469	1.1
Rheinmetall	Jan. 2014	GER	1	320	2
GE Aviation	Jan. 2014	US	1	369	4
Provident Financial	Feb. 2014	UK	1	117	13.9
Crown Crest	Feb. 2014	UK	1	806	17.1
Trane	Feb. 2014	US	1	25	1.9
Aviva	Mar. 2014	UK	1	132	7.5
DFS Trading I	Mar. 2014	UK	5	240	8.2
GSA I	Mar. 2014	US	1	135	0.6
National Oilwell Varco I	Mar. 2014	US	1	24	1.6
GSA II	Apr. 2014	US	2	25	1.1
OBI DIY	Apr. 2014	GER	1	144	2.1
DFS Trading II	Apr. 2014	UK	2	39	8.2
GSA III	Apr. 2014	US	2	28	1
GSA IV	May 2014	US	1	33	3.5
Indiana Department of Revenue	May 2014	US	1	99	1.0
National Oilwell Varco II	May 2014	US	1	23	8.2
Nissan	May 2014	US	1	462	6.8
GSA V	Jun. 2014	US	1	27	1.2
Lippert Components	Jun. 2014	US	1	539	4.7
Select Energy Services I	Jun. 2014	US	3	136	4.8
Bell Supply Co I	Jun. 2014	US	6	80	7.0
Axon Energy Products (3)	Jun. 2014	US	2	88	8.4
Lhoist	Jun. 2014	US	1	23	11.0
GE Oil & Gas	Jun. 2014	US	2	70	3.5
Select Energy Services II	Jun. 2014	US	4	143	4.9
Bell Supply Co II	Jun. 2014	US	2	19	7.0
Superior Energy Services	Jun. 2014	US	2	42	2.3
Amcor Packaging	Jun. 2014	UK	7	295	2.9
GSA VI	Jun. 2014	US	1	7	2.3
Nimble Storage	Jun. 2014	US	1	165	—
FedEx -3-Pack	Jul. 2014	US	3	339	2.6
Sandoz, Inc.	Jul. 2014	US	1	154	4.6
Wyndham	Jul. 2014	US	1	32	3.3
Valassis	Jul. 2014	US	1	101	1.3
GSA VII	Jul. 2014	US	1	26	2.9
AT&T Services	Jul. 2014	US	1	402	4.5
PNC - 2-Pack	Jul. 2014	US	2	210	7.6
Fujitsu	Jul. 2014	UK	3	163	8.2
Continental Tire	Jul. 2014	US	1	91	0.6
BP Oil	Aug. 2014	UK	1	3	3.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Malthurst	Aug. 2014	UK	2	4	3.9
HBOS	Aug. 2014	UK	3	36	3.6
Thermo Fisher	Aug. 2014	US	1	115	2.7
Black & Decker	Aug. 2014	US	1	71	0.1
Capgemini	Aug. 2014	UK	1	90	1.3
Merck & Co.	Aug. 2014	US	1	146	3.7
GSA VIII	Aug. 2014	US	1	24	2.6
Waste Management	Sep. 2014	US	1	84	1.0
Intier Automotive Interiors	Sep. 2014	UK	1	153	2.4
HP Enterprise Services	Sep. 2014	UK	1	99	4.2
FedEx II	Sep. 2014	US	1	12	2.2
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	11.0
Dollar General - 39-Pack	Sep. 2014	US	21	200	6.2
FedEx III	Sep. 2014	US	2	221	2.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	2.7
Kuka	Sep. 2014	US	1	200	2.5
CHE Trinity	Sep. 2014	US	2	374	5.9
FedEx IV	Sep. 2014	US	2	255	6.5
GE Aviation	Sep. 2014	US	1	102	1.0
DNV GL	Oct. 2014	US	1	82	3.2
Bradford & Bingley	Oct. 2014	UK	1	121	—
Rexam	Oct. 2014	GER	1	176	3.2
FedEx V	Oct. 2014	US	1	76	2.5
Onguard	Oct. 2014	US	1	120	9.1
Metro Tonic	Oct. 2014	GER	1	636	3.8
Axon Energy Products	Oct. 2014	US	1	26	—
Tokmanni	Nov. 2014	FIN	1	801	11.7
Fife Council	Nov. 2014	UK	1	37	2.1
GSA IX	Nov. 2014	US	1	28	0.3
KPN BV	Nov. 2014	NETH	1	133	5
Follett School	Dec. 2014	US	1	487	3.0
Quest Diagnostics	Dec. 2014	US	1	224	2.7
Diebold	Dec. 2014	US	1	158	1.0
Weatherford Intl	Dec. 2014	US	1	20	3.8
AM Castle	Dec. 2014	US	1	128	7.8
FedEx VI	Dec. 2014	US	1	28	2.7
Constellium Auto	Dec. 2014	US	1	321	7.9
C&J Energy II	Mar. 2015	US	1	125	8.8
Fedex VII	Mar. 2015	US	1	12	2.8
Fedex VIII	Apr. 2015	US	1	26	2.8
Crown Group I	Aug. 2015	US	2	204	2.0
Crown Group II	Aug. 2015	US	2	411	13.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	8.0
JIT Steel Services	Sep. 2015	US	2	127	8.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	7.8
FedEx Ground	Sep. 2015	US	1	91	3.5
Office Depot	Sep. 2015	NETH	1	206	7.2
Finnair	Sep. 2015	FIN	4	656	9.2
Auchan	Dec. 2016	FR	1	152	1.6
Pole Emploi	Dec. 2016	FR	1	41	1.5
Sagemcom	Dec. 2016	FR	1	265	2.1
NCR Dundee	Dec. 2016	UK	1	132	4.9
FedEx Freight I	Dec. 2016	US	1	69	1.7

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
DB Luxembourg	Dec. 2016	LUX	1	156	2
ING Amsterdam	Dec. 2016	NETH	1	509	3.5
Worldline	Dec. 2016	FR	1	111	2.0
Foster Wheeler	Dec. 2016	UK	1	366	2.6
ID Logistics I	Dec. 2016	GER	1	309	2.8
ID Logistics II	Dec. 2016	FR	2	964	2.9
Harper Collins	Dec. 2016	UK	1	873	3.7
DCNS	Dec. 2016	FR	1	97	2.8
Cott Beverages Inc	Feb. 2017	US	1	170	5.1
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	4.7
Bridgestone Tire	Sep. 2017	US	1	48	5.6
GKN Aerospace	Oct. 2017	US	1	98	5.0
NSA-St. Johnsbury I	Oct. 2017	US	1	87	10.8
NSA-St. Johnsbury II	Oct. 2017	US	1	85	10.8
NSA-St. Johnsbury III	Oct. 2017	US	1	41	10.8
Tremec North America	Nov. 2017	US	1	127	5.8
Cummins	Dec. 2017	US	1	59	3.4
GSA X	Dec. 2017	US	1	26	8.0
NSA Industries	Dec. 2017	US	1	83	11.0
Chemours	Feb. 2018	US	1	300	6.1
FCA USA	Mar. 2018	US	1	128	6.2
Lee Steel	Mar. 2018	US	1	114	6.8
LSI Steel - 3 Pack	Mar. 2018	US	3	218	5.8
Contractors Steel Company	May 2018	US	5	1,392	6.4
FedEx Freight II	Jun. 2018	US	1	22	10.7
DuPont Pioneer	Jun. 2018	US	1	200	10.5
Rubbermaid - Akron OH	Jul. 2018	US	1	669	7.1
NetScout - Allen TX	Aug. 2018	US	1	145	8.7
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	16.8
FedEx - Greenville NC	Sep. 2018	US	1	29	11.1
Penske	Nov. 2018	US	1	606	6.9
NSA Industries	Nov. 2018	US	1	65	16.9
LKQ Corp.	Dec. 2018	US	1	58	9.1
Walgreens	Dec. 2018	US	1	86	3.9
Grupo Antolin	Dec. 2018	US	1	360	10.8
VersaFlex	Dec. 2018	US	1	113	17.0
Cummins	Mar. 2019	US	1	37	6.9
Stanley Security	Mar. 2019	US	1	80	6.5
Sierra Nevada	Apr. 2019	US	1	60	7.3
EQT	Apr. 2019	US	1	127	8.5
Hanes	Apr. 2019	US	1	276	6.8
Union Partners	May 2019	US	2	390	7.3
ComDoc	Jun. 2019	US	1	108	7.4
Metal Technologies	Jun. 2019	US	1	228	12.4
Encompass Health	Jun. 2019	US	1	199	11.3
Heatcraft	Jun. 2019	US	1	216	6.5
C.F. Sauer SLB	Aug. 2019	US	6	598	17.6
SWECO	Sep. 2019	US	1	191	13.4
Viavi Solutions	Sep. 2019	US	2	132	10.7
Faurecia	Dec. 2019	US	1	278	7.3
Plasma	Dec. 2019	US	9	125	8.5
Whirlpool	Dec. 2019	US	6	2,924	10.0
FedEx	Dec. 2019	CN	2	20	7.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
NSA Industries	Dec. 2019	US	1	116	18.0
Viavi Solutions	Jan. 2020	US	1	46	10.7
CSTK	Feb. 2020	US	1	56	8.2
Metal Technologies	Feb. 2020	US	1	31	13.2
Whirlpool	Feb. 2020	IT	2	29	4.4
Fedex	Mar. 2020	CN	1	2,195	18.3
Klaussner	Mar. 2020	US	4	196	10.2
Plasma	May 2020	US	6	78	9.7
Klaussner	Jun. 2020	US	1	261	18.3
NSA Industries	Jun. 2020	US	1	48	18.5
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	10.8
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	8.0
ZF Active Safety	Dec. 2020	US	1	216	11.8
FCA USA	Dec. 2020	US	1	997	8.5
Momentum Manufacturing Group	Apr. 2021	US	1	93	19.3
Cameron International	Apr. 2021	US	1	44	6.8
The McLaren Group	Apr. 2021	UK	3	841	19.3
Trafalgar Court	Sep. 2021	C.I.	1	114	9.3
Pilot Point Steel	Oct. 2021	US	2	166	14.8
Walmart Learning Center	Oct. 2021	US	1	90	6.8
Promess	Dec. 2021	US	3	68	15.0
Thetford Corporation	Dec. 2021	US & NETH	4	483	15.0
PFB Corporation	Dec. 2021	CAN & US	8	604	20.0

Total			309	39,340	8.3
______________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2021.

The following table details distribution of our portfolio by country/location as of December 31, 2021:

Country	Acquisition Period	Number of Properties	Square Feet (in thousands)	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Canada	Dec. 2019 - Dec. 2021	7	372	0.9%	18.1
Channel Islands	Sept. 2021	1	114	0.3%	9.3
Finland	Nov. 2014 - Sep. 2015	5	1,457	3.7%	10.6
France	Dec. 2016 - Dec. 2020	8	1,664	4.2%	2.7
Germany	Jan. 2014 - Dec. 2016	5	1,584	4.0%	3.0
Italy	Feb. 2020	2	196	0.5%	10.2
Luxembourg	Dec. 2016	1	156	0.4%	2.0
Spain	Sep. 2020	1	29	0.1%	10.7
The Netherlands	Jul. 2014 - Dec. 2021	4	1,007	2.6%	6.2
United Kingdom	Oct. 2012 - Dec. 2021	47	4,967	12.6%	9.1
United States	Aug. 2013 - Dec. 2021	228	27,794	70.7%	8.7
Total		309	39,340	100.0%	8.3
_______________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2021.

The following table details the tenant industry distribution of our portfolio as of December 31, 2021:

Industry	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
Financial Services	15	$47,338	13%	3,405	9%
Auto Manufacturing	16	42,613	12%	4,237	11%
Consumer Goods	16	20,393	6%	4,544	12%
Healthcare	19	19,653	5%	1,000	3%
Technology	14	18,202	5%	987	3%
Freight	28	14,825	4%	1,494	4%
Aerospace	9	14,755	4%	1,416	4%
Government	15	14,663	4%	536	1%
Metal Processing	12	14,331	4%	2,472	6%
Logistics	6	14,182	4%	2,269	6%
Telecommunications	4	13,805	4%	865	2%
Engineering	1	11,479	3%	366	1%
Energy	28	11,446	3%	964	2%
Pharmaceuticals	4	10,913	3%	476	1%
Metal Fabrication	17	10,137	3%	1,466	4%
Automotive Parts Supplier	5	9,482	3%	964	2%
Discount Retail	22	7,693	2%	1,001	3%
Retail Food Distribution	3	7,654	2%	1,128	3%
Publishing	1	6,934	2%	873	2%
Home Furnishings	5	5,977	2%	2,456	6%
Specialty Retail	8	5,473	1%	486	1%
Building Products	8	4,584	1%	604	2%
Food Manufacturing	6	3,979	1%	598	2%
Other [2]	47	34,519	9%	4,733	10%
Total	309	$365,030	100%	$39,340	100%
________
[1] Annualized straight-line rent converted from local currency into USD as of December 31, 2021 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.13 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.79, as of December 31, 2021 for illustrative purposes, as applicable.
[2] Other includes 28 industry types as of December 31, 2021.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2021:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	228	$215,973	59.2%	27,795	70.8%
Michigan	29	53,046	14.5%	6,263	16.0%
Texas	36	24,236	6.6%	1,914	4.9%
Ohio	19	19,750	5.4%	4,405	11.2%
California	7	14,006	3.8%	1,226	3.1%
New Jersey	3	8,430	2.3%	349	0.9%
Tennessee	5	8,402	2.3%	1,125	2.9%
North Carolina	9	8,210	2.3%	2,657	6.8%
Missouri	5	6,810	1.9%	656	1.7%
Indiana	9	6,610	1.8%	1,556	4.0%
Alabama	2	5,606	1.5%	257	0.7%
Illinois	8	5,369	1.5%	963	2.5%
New York	4	5,254	1.4%	760	1.9%
South Carolina	6	4,996	1.4%	801	2.0%
Pennsylvania	7	4,223	1.2%	459	1.2%
Kentucky	4	4,223	1.2%	523	1.3%
Arkansas	1	2,973	0.8%	90	0.2%
Connecticut	1	2,742	0.8%	305	0.8%
Minnesota	5	2,738	0.8%	266	0.7%
Colorado	2	2,701	0.7%	87	0.2%
Massachusetts	3	2,175	0.6%	192	0.5%
Kansas	7	2,118	0.6%	292	0.7%
New Hampshire	4	2,076	0.6%	339	0.9%
Maine	2	1,915	0.5%	50	0.1%
Florida	4	1,878	0.5%	179	0.5%
Mississippi	2	1,580	0.4%	314	0.8%
Georgia	2	1,557	0.4%	492	1.3%
South Dakota	2	1,289	0.4%	54	0.1%
Vermont	3	1,237	0.3%	213	0.5%
Nebraska	5	1,150	0.3%	101	0.3%
Iowa	3	1,117	0.3%	236	0.6%
Louisiana	4	1,111	0.3%	112	0.3%
West Virginia	1	980	0.3%	104	0.3%
North Dakota	3	884	0.2%	47	0.1%
Oklahoma	8	699	0.2%	79	0.2%
Maryland	1	690	0.2%	120	0.3%
New Mexico	5	556	0.2%	46	0.1%
Wyoming	1	498	0.1%	37	0.1%
Montana	1	441	0.1%	58	0.2%
Idaho	1	441	0.1%	22	0.1%
Delaware	1	362	0.1%	10	—%
Nevada	1	344	0.1%	14	—%
Utah	1	315	0.1%	12	—%
Virginia	1	235	0.1%	10	—%
United Kingdom	47	77,930	21.5%	4,967	12.5%
The Netherlands	4	15,636	4.3%	1,007	2.6%
Finland	5	14,046	3.9%	1,457	3.7%
France	8	13,330	3.7%	1,663	4.2%
Germany	5	9,963	2.7%	1,584	4.0%
Channel Islands	1	5,984	1.6%	114	0.3%
Luxembourg	1	5,580	1.5%	156	0.4%
Canada	7	3,947	1.1%	372	1.0%
Italy	2	2,240	0.6%	196	0.5%
Spain	1	401	—%	29	0.1%
Total	309	$365,030	100%	39,340	100%
____________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2021 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2021:

(In thousands)	Future Minimum Base Rent Payments (1)
2022	$350,163
2023	337,145
2024	304,576
2025	265,577
2026	237,685
2027	221,936
2028	205,719
2029	168,330
2030	131,676
2031	116,193
Thereafter	545,989
Total	$2,884,989
_______
(1)Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2022	13	$15,021	4.1%	1,097	2.8%
2023	27	23,769	6.5%	2,098	5.3%
2024	36	47,365	13.0%	4,451	11.3%
2025	21	36,604	10.0%	3,250	8.3%
2026	17	20,989	5.7%	2,029	5.2%
2027	20	8,520	2.3%	887	2.3%
2028	40	31,532	8.6%	4,018	10.2%
2029	22	32,937	9.0%	3,955	10.1%
2030	20	25,924	7.1%	2,040	5.2%
2031	15	27,645	7.6%	3,971	10.1%
Total	231	$270,306	73.9%	27,796	70.8%
________
(1)Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2021, we did not have any tenant whose rentable square footage or annualized straight-line rent represented greater than 10% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Significant Properties
As of December 31, 2021, we had one property, the McLaren property located in the United Kingdom, whose annualized rental income represented 6.0% of total portfolio annualized straight-line rent. We did not have any other properties whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Property Financings
See Note 4 — Mortgage Notes Payable, Net, Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2021 and 2020.
Item 3. Legal Proceedings.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”) for the period commencing June 2, 2015, the date on which we listed shares of our Common Stock on the NYSE and ending December 31, 2021. The graph assumes an investment of $100 on June 2, 2015 with the reinvestment of dividends.

Holders
As of February 18, 2022, we had 103.6 million shares of Common Stock outstanding held by 1,382 stockholders of record.
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

For tax purposes, of the amounts distributed during the year ended December 31, 2021, 63.5%, or $1.01 per share per annum, and 36.5%, or $0.58 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2020, 77.5%, or $1.34 per share per annum, and 22.5%, or $0.39 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2019, 69.1%, or $1.23 per share per annum, and 30.9%, or $0.55 per share per annum, represented a return of capital and ordinary dividends, respectively.
All dividends paid on Series A Preferred Stock in 2021, 2020 and 2019 were considered 100% ordinary dividend income. All dividends paid on Series B Preferred Stock in 2021 and 2020 were considered 100% ordinary dividend income. No dividends were paid on Series B Preferred Stock in 2019. See Note 9 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends. For a discussion of the dividend of preferred share purchase rights to common stockholders in April 2020 in connection with our short-term stockholder rights plan see Note 9 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K.
Dividends to Common Stockholders.
Historically, and through March 31, 2020, we paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. We have been paying dividends on our shares of common stock at that rate since the second quarter of 2020. Dividends have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Unregistered Sales of Equity Securities
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

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
As of December 31, 2021, we owned 309 properties consisting of 39.3 million rentable square feet, which were 99.0% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2021, 60% of our properties were located in the U.S. and Canada and 40% of our properties were located in Europe. In addition, our portfolio was comprised of 54% industrial/distribution properties, 42% office properties and 4% retail properties. These percentages are calculated using straight-line rent converted from local currency into USD as of December 31, 2021. The straight-line rent includes amounts for tenant concessions.
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
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has impacted and may continue to impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic. As of January 31, 2022, we have collected approximately 100% of the original cash rent due for the fourth quarter of 2021 across our entire portfolio. This level of collection was consistent with our level of collections in the first, second and third quarters of 2021.
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
This information about rent collections may not be indicative of any future period. There is no assurance that we will be able to collect the cash rent that is due in future months. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

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
Update on the Impacts of the COVID-19 Pandemic on Accounting Policies
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases were modified, the FASB and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession. The Company elected to use this relief where applicable during 2020. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2021, these leases had an weighted-average remaining lease term of 8.3 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2021 and 2020, our cumulative straight-line rents receivable in the consolidated balance sheets was $74.2 million, which includes amounts related to deferral agreements noted above, and $61.0 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our revenue from tenants included the impact of unbilled rental revenue of $5.7 million, $7.9 million and $6.8 million, respectively, to adjust contractual rent to straight-line rent.
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

Under ASC 842, uncollectible amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. Amounts recorded as reductions of revenue during the year ended December 31, 2021 totaled $1.1 million. We did not record any uncollectible amounts as reductions of revenue during the years ended December 31, 2020 or 2019.
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
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2021 and 2020. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 and 2020, we did not have any properties designated as held for sale.
As more fully discussed in Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncement - ASU No. 2016-02 Leases to our consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to the adoption of the new leasing standard on January 1, 2019 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three year period ended December 31, 2021, we had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2021, 2020 and 2019 were asset acquisitions.
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
Impairment of Long-Lived Assets
If circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Gains and Losses on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and are generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. We determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2021. Based on our assessment, we determined that the goodwill was not impaired at the time of the triggering event evaluation. We also evaluated goodwill impairment in the fourth quarter of 2021 and determined that the goodwill was not impaired as of December 31, 2021.
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

If the tenant termination its lease, the unamortized portion of the in-phase lease value and customer relationship intangibles is accelerated through the termination date or the date of the tenant vacates the space to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Deferred leasing commissions are recorded over the terms of the related leases. Amounts related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Amounts related to leasing commissions incurred from the Advisor are recorded within operating fees to related parties in the consolidated statements of operations.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining terms of the respected leases, not including any extension options.
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

Multi-Year Outperformance Agreements
Following the end of the performance period under the multi-year outperformance agreement with the Advisor entered into in July 2018 (the “2018 OPP”) on June 2, 2021, we entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”). Under the 2018 OPP, which became effective June 2, 2018, we recorded equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under the 2021 OPP, which became effective June 2, 2021, we are recording equity-based compensation evenly over the requisite service period of approximately 3.1 years from May 3, 2021, the date that our independent directors approved the award of long-term incentive plan units of limited partner interest in the OP (“LTIP Units”) under the 2021 OPP.
Under accounting guidance adopted by us on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these awards is included in the equity-based compensation line item of our consolidated statements of operations. For additional information, see Note 13 — Equity-based compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2021 and 2020. Please see the “Results of Operations” section located on page 50 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our results of operations for the year ended December 31, 2019 and year-to-year comparisons between 2020 and 2019.
In addition to the comparative year over year discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s action taken to mitigate those risks and uncertainties.
Leasing Activity
In 2021, we executed eleven lease extensions and expansions and one LOI that total 1.6 million square feet, or 4.1% of our total portfolio. The lease extensions increased the weighted average remaining lease term for these tenants to 8.9 years from 3.9 years at the time of signing and resulted in total net straight-line-rent increase for these leases of approximately $96 million over the new weighted-average remaining lease term.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to common stockholders was a loss of $8.7 million for the year ended December 31, 2021, as compared to net income attributable to common stockholders of $7.8 million for the year ended December 31, 2020. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $391.2 million and $330.1 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily driven by the impact of our property acquisitions since December 31, 2020, changes in foreign exchange rates which favorably impacted revenues and receipt of a lease termination fee. During the year ended December 31, 2021 there were increases of 2.1% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and a decrease of 4.1% in the average exchange rate for Euro (“EUR”) to USD, when compared to the year ended December 31, 2020. In addition, on September 3, 2021, we entered into a lease termination agreement with one of our tenants which required the tenant to pay us a termination fee of approximately £6.7 million ($9.0 million based on the exchange rate as of December 31, 2021) at the end of the lease term on January 4, 2022. This amount was received in January 2022 and recorded in revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, we recorded approximately $6.5 million and $8.8 million in revenue from tenants during the three months and year ended December 31, 2021, respectively. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Yearly Report on Form 10-K for additional details.

Property Operating Expenses
Property operating expenses were $32.7 million and $32.4 million for the years ended December 31, 2021 and 2020, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are Government Services Administration (GSA) properties for which certain expenses are not reimbursable by tenants. The minor decrease was primarily due to the timing of our reimbursable costs, partially offset by increases during the year ended December 31, 2021, of 2.1% in the average exchange rate for GBP to USD and a decrease of 4.1% in the average exchange rate for EUR to USD, when compared to last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $39.0 million and $35.8 million for the years ended December 31, 2021 and 2020, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a Base Management Fee of $18.0 million per annum ($4.5 million per quarter) plus a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the year ended December 31, 2021 and 2020 respectively. The increase to operating fees between the periods in part results from an increase of $2.0 million in the Variable Base Management Fee resulting from the issuance of equity securities since December 2020. The Variable Base Management Fee increases in connection with other offerings or issuances of equity securities (see Note 11 - Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K. During the years ended December 31, 2021 and 2020, we paid property management fees of $7.3 million and $6.2 million, respectively. During the years ended December 31, 2020 and 2021, we incurred leasing commissions to the Property Manager of $1.5 million and $1.9 million, of which $0.2 million and $0.1 million was amortized to property management fee in operating fees to related parties in our consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively. The remainder of the balance will be amortized over the terms of the leases to property managment fees.
Impairment Charges
The impairment charges recorded during the year ended December 31, 2021 of $17.5 million were recorded to adjust the carrying value of three properties to their estimated fair values based on the estimated selling prices of two of our assets located in Texas (sold in 2021) and one asset in the United Kingdom, which we began marketing for sale in the fourth quarter of 2021. The impairments were recorded in the nine months ended September 30, 2021 and quarter ended December 31, 2021 in the amounts of $7.9 million and $9.6 million, respectively.
Acquisition, Transaction and Other Costs
We recognized $0.1 million of acquisition, transaction and other costs during the year ended December 31, 2021, which were primarily related to costs for terminated acquisitions. We recognized $0.7 million of acquisition, transaction and other costs during the year ended December 31, 2020, which primarily related to costs for terminated acquisitions.
General and Administrative Expense
General and administrative expense was $17.2 million and $13.3 million for the years ended December 31, 2021 and 2020, respectively, primarily consisting of professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance, and including expense reimbursements of approximately $1.3 million and $1.1 million, respectively, to the Advisor under the Advisory Agreement for the years ended December 31, 2021 and 2020. The increase for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in professional fees.
Equity-Based Compensation
During the years ended December 31, 2021 and 2020, we recognized equity-based compensation expense of $11.0 million and $10.1 million, respectively. Equity-based compensation consists of expense related to our 2018 OPP and 2021 OPP and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units (“RSUs”) in respect of shares of Common Stock granted to our independent directors.

On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The increase in equity-based compensation expense was due to the higher straight-line expense recorded for the 2021 OPP compared to 2018 OPP due to the expense recorded for the 2021 OPP beginning in May 2021, higher expense recorded under the 2021 OPP due to the higher fair value of the LTIP Units granted under the 2021 OPP compared to 2018 OPP and the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2021. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $163.1 million and $138.5 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions and dispositions since December 31, 2020 and increases during the year ended December 31, 2021 of 2.1% in the average exchange rate for GBP to USD and a decrease of 4.1% in the EUR to USD, when compared to 2020. In addition, we recorded approximately $2.0 million of additional amortization expense for acquired lease intangibles related to certain leases that were terminated during 2021. These increases were partially offset by dispositions since December 31, 2020.
Gain (Loss) on Dispositions of Real Estate Investments
During the year ended December 31, 2021, we sold one property located in Conroe, Texas, one property located in Houston, Texas, one property located in South Bend, Indiana and 18 properties located in Puerto Rico for a total contract sales price of $49.6 million for all 21 properties sold. These dispositions resulted in an aggregate net gain of $1.5 million, which is reflected in gain (loss) on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2021. During the year ended December 31, 2020 we did not sell any properties.
Interest Expense
Interest expense was $94.3 million and $71.8 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily related to interest expense on our Senior Notes which were issued in December 2020 and accrue interest at 3.750% per year, interest expense on the £101.0 million ($136.5 million as of December 31, 2021) mortgage loan entered into in April 2021 to finance the acquisition of the global headquarters of the McLaren Group, and interest expense on the £28.0 million ($37.8 million as of December 31, 2021) mortgage that funded in part, the acquisition of the Trafalgar Court property located in Guernsey, Channel Islands (see Note 4 — Mortgage Notes Payable, Net and Note 6 — Senior Notes, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional details).
The amount of our total gross debt outstanding increased from $2.3 billion as of December 31, 2020 to $2.5 billion as of December 31, 2021, and the weighted-average effective interest rate of our total debt was 3.3% as of December 31, 2020 and 3.4% as of December 31, 2021. The increase in interest expense was also impacted by increases during the year ended December 31, 2021 of 2.1% in the average exchange rate for GBP to USD and a decrease of 4.1% in the average exchange rate for EUR to USD when compared to the same period last year. As of the year ended December 31, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP, and as of the year ended December 31, 2020, approximately 30% of our total debt outstanding was denominated in EUR and 10% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2021, approximately 59% of our total debt outstanding was secured and 41% was unsecured. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
We did not record any loss on extinguishment of debt during the year ended December 31, 2021. Loss on extinguishment of debt was $3.6 million of the year ended December 31, 2020. The amount in 2020 is comprised of $2.0 million of expenses related to the repayment of the loan on our Whirlpool properties due to the write-off of deferred financing costs and costs related to the termination of interest rate swaps, $1.3 million of expenses related to the write-off of deferred financing costs related to the partial paydown of our Term Loan in December 31, 2020 and $0.3 million of expenses related to the refinancing of the mortgages on our properties located in France.
Foreign Currency and Interest Rate Impact on Operations
The gain of $5.8 million and loss of $2.3 million on derivative instruments for the years ended December 31, 2021 and 2020, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD. The quarterly average GBP to USD exchange rate increased 2.1% and the quarterly average EUR to USD exchange rate decreased 4.1% during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Unrealized (Loss) Income on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
During the year ended December 31, 2021, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
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
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, the CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. During the year ended December 31, 2021, the average exchange rate for GBP to USD increased by 2.1%, and the average exchange rate for EUR to USD decreased by 4.1%, when compared to the year ended December 31, 2020.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $12.2 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in the fourth quarter 2021 was driven by a $1.9 million return to provision adjustment related to the filing of the UK 2020 tax return. For additional information, see Note 15 — Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K.
Cash Flows from Operating Activities
During the year ended December 31, 2021, net cash provided by operating activities was $192.5 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2021 reflect net income of $11.4 million, adjusted for non-cash items of $183.6 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage premium/discount, amortization of above- and below-market lease and ground lease assets and liabilities, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized (gains) losses on foreign currency transactions, derivatives and other, and impairment charges). In addition, operating cash flow increased by $8.4 million due to working capital items and decreased by $9.4 million due to lease incentive and commission payments.

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

Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 of $436.6 million was primarily driven by property acquisitions of $477.4 million and capital expenditures of $7.9 million, partially offset by proceeds from the disposition of real estate of $48.7 million.
Net cash used in investing activities during the year ended December 31, 2020 of $470.5 million was primarily driven by property acquisitions of $464.1 million, and capital expenditures of $6.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $218.3 million during the year ended December 31, 2021 was a result of net borrowings under our Revolving Credit Facility of $115.9 million, net proceeds from mortgage notes payable of $66.1 million, net proceeds from the issuance of Common Stock of $214.0 million and net proceeds from the issuance of Series B Preferred Stock of $15.9 million. These cash inflows were offset primarily by dividends paid to common stockholders of $156.2 million, dividends paid on Series A Preferred Stock of $12.3 million, dividends paid on Series B Preferred Stock of $7.5 million, distributions to non-controlling interest holders of $11.0 million and payments of financing costs of $6.5 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which impacts the amount of cash we generate from our operations. During the years ended December 31, 2021 and 2021, we took proactive steps to collect rent and to otherwise mitigate the impact on our business and liquidity. The future impact of the pandemic on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends, and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Our principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $89.7 million and $124.2 million, respectively. See discussion above our how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $27.0 million as of December 31, 2021) of the obligations under a mortgage loan secured by 42 of the properties located in the United Kingdom. See “— Covenants —United Kingdom Properties – Bulk Loan” section below for additional information on this guaranty.
Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, and the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock and interest payments on debt as well as anticipated capital expenditures. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any. During the year ended December 31, 2021, cash used to pay 100.0% of our dividends was generated from cash flows provided by operations.

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
Acquisitions and Dispositions — Year Ended December 31, 2021
During the year ended December 31, 2021, we acquired 25 properties for $477.4 million (net of a mortgage assumed of $38.56 million), including capitalized acquisition costs. The acquisition of 19 of these properties for $174.4 million, including capitalized acquisition costs, was completed during the three months ended December 31, 2021. During the three months and year ended December 31, 2021, our acquisitions were primarily funded by additional net borrowings of approximately $84.0 million and $115.9 million under the Revolving Credit Facility, a mortgage note payable of $137.6 million (as of the date of the McLaren acquisition) and cash on hand, consisting primarily of proceeds from our ATM programs and proceeds from dispositions.
During the three months and year ended December 31, 2021, we sold one property in Conroe, Texas, one property in Houston, Texas, one property in South Bend, Indiana and 18 properties in Puerto Rico for an aggregate contract sales price of $49.6 million for all 21 properties sold. The property in Conroe, Texas was not encumbered by any mortgage debt and was not part of the borrowing base under our Revolving Credit Facility. The property in Houston, Texas had been encumbered by mortgage debt of $24.4 million, which was repaid at closing, and was not part of the borrowing base under our Revolving Credit Facility. The properties in South Bend, Indiana and Puerto Rico were not encumbered by any mortgage debt, however, they were part of the borrowing base under our Revolving Credit Facility.
The largest of the acquisition during the year ended December 31, 2021 was the acquisition of the global headquarters of the McLaren Group located in close proximity to central London, England and Heathrow Airport. We acquired these properties for £170.0 million ($236.3 million on the date of acquisition) in a sale-leaseback transaction with the McLaren Group. The leases have a term of 20 years with annual rent escalators linked to the consumer price index subject to a cap of 4% and a collar of 1.25%. The annual base rent is subject to a one-time contingent adjustment which only occurs upon a McLaren Holdings Limited corporate credit rating enhancement to B- (or equivalent) from one of S&P, Moody’s or Fitch by May 2023 and if we refinance the debt incurred to acquire the property secured by October 2024 after such upgrade occurs. Since closing the sale leaseback transaction, McLaren closed on a $620.0 million bond issuance and McLaren Holdings Limited received the applicable credit rating. We are under no obligation to complete a refinancing of this loan prior to its maturity date in April 2024, and we have no immediate plans to do so. If these conditions are not met, the adjustment will not occur and the initial rent will not decrease. We funded this acquisition with the £101.0 million ($140.6 million on the date of incurrence) loan, £52.0 million ($72.2 million on the date of acquisition) in additional borrowings under the Revolving Credit Facility and cash on hand consisting primarily of proceeds from our ATM programs. The maturity date of the loan is April 23, 2024 and it bears interest at 6% per annum. The loan is interest-only with the principal due at maturity. For additional information on activity related to the Revolving Credit Facility, see “Borrowings” section below.
Acquisitions and Dispositions Subsequent to December 31, 2021 and Pending Transactions
Subsequent to December 31, 2021, we did not acquire or dispose of any properties. We have signed one non-binding letter of intent (“LOIs”) to acquire one net lease property, located in the United States, for an aggregate purchase price of approximately $6.4 million.
We have signed one LOI to sell a net lease property in San Jose, California for a sales price of $52.5 million. The property in San Jose, California is currently encumbered by mortgage debt and not part of the borrowing base under our Revolving Credit Facility.
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
For the year ended December 31, 2021, we sold 11,944,017 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $217.5 million, before commissions paid of $3.3 million and additional issuance costs of $0.3 million.

Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of up to $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the year ended December 31, 2021, we sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately$0.2 million and nominal additional issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of December 31, 2021 and 2020, we had total debt outstanding of $2.4 billion and $2.3 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 3.4% and 3.3%, respectively.
As of December 31, 2021, 89% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 3.5% per annum. As of December 31, 2021, 11% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 2.6% per annum. The total gross carrying value of unencumbered assets as of December 31, 2021 was $1.5 billionno, of which approximately $1.1 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) was 56.8% as of December 31, 2021. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of fair value of such debt as of December 31, 2021. As of December 31, 2021 the weighted-average maturity of our indebtedness was 4.2 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we and the OP issued $500.0 million aggregate principal amount of 3.750% Senior Notes due 2027. As of December 31, 2021 and 2020, the amount of the Senior Notes outstanding totaled $491.7 million and $490.3 million, respectively, which is net of $8.3 million and $9.7 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2021, we had secured mortgage notes payable of $1.4 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020. All of our other mortgage loans require payment of interest-only with the principal due at maturity.
During the year ended December 31, 2021, approximately $47.0 million, in principal was repaid, respectively, on the United Kingdom Properties - Bulk Loan. These payments were made in accordance with the terms of this mortgage note payable and certain modifications of the terms of this mortgage note (for additional information on the modification of this mortgage, see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K). As of December 31, 2021, this mortgage note had a balance of £186.8 million ($252.4 million as of December 31, 2021).
In April 2021, we partially funded our acquisition of the McLaren properties with a mortgage in the amount of £101.0 million ($136.5 million as of December 31, 2021). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. We recorded a discount of approximately $3.1 million related to this mortgage.
In September 2021, we assumed a £28.0 million ($38.6 million as of the date assumed of September 2, 2021 and $37.8 million as of December 31, 2021) mortgage in connection with our acquisition of Trafalgar Court located in Guernsey, Channel Islands. The loan matures on September 22, 2022, and bore interest at a rate of GBP LIBOR plus 2.0% per year through October 20, 2021. The rate changed to the Sterling Overnight Index Average plus 2.0% per year after October 21, 2021, continuing through the maturity date of the loan. The loan is interest-only with the principal due at maturity. The effective interest rate as of December 31, 2021 was 2.1%.

Credit Facility
As of December 31, 2021, outstanding borrowings under the Revolving Credit Facility were $225.6 million and the total outstanding balance on our term loan was $278.6 million, net of deferred financing costs. During the year ended December 31, 2021, we borrowed an additional $194.4 million and repaid approximately $78.4 million under the Revolving Credit Facility.
As of December 31, 2021, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on December 31, 2021. On February 24, 2021, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. We may request, subject to the lenders sole discretion, future additional increases to total commitments of approximately $565.0 million, based on prevailing exchange rates on that date, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which require payment of interest-only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at our option subject to certain conditions, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and our consolidated total asset value including our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of December 31, 2021, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
While we expect LIBOR to be available in substantially its current form until at least the end of 2023, it is possible that LIBOR will become unavailable prior to that time. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR, if necessary. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. We intend to add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder. As of December 31, 2021, approximately $49.8 million was available for future borrowings under the Revolving Credit Facility. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $27.0 million as of December 31, 2021) of the obligations under a mortgage loan secured by 42 of the properties located in the United Kingdom. See “— Covenants —United Kingdom Properties – Bulk Loan” section below for additional information on this guaranty. Also, we have a $7.4 million letter of credit held by a lender which was put in place to cure a cash trap sweep event under one of our mortgages (see “— Covenants — Multi-Tenant Mortgage Loan III” section below for additional information on this letter of credit). This letter of credit reduces the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
During the fourth quarter 2021, the Company amended the credit facility with Keybank with changes made around LIBOR successor rate provision, claw back provisions related to any payments made erroneously to a participating bank, adding new permissible jurisdictions where properties can be located to the borrowing base and removing certain borrowing periods for loans bearing USD LIBOR
Covenants
As of December 31, 2021, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our

consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2021, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
United Kingdom Properties — Bulk Loan
During the three months ended September 30, 2020, the borrower entities under the mortgage loan with a balance of £186.8 million (approximately $252.4 million as of December 31, 2021), which is secured by 42 of our properties located in the United Kingdom, did not maintain the required loan-to-value ratios. As a result, a cash trap event under the loan occurred which was immediately cured when we executed, a limited unsecured corporate guaranty of the obligations under the loan of £20.0 million (approximately $27.0 million as of December 31, 2021). The guaranty remains in effect as of December 31, 2021 and contains a covenant that requires us to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
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
Subsequent to September 30, 2021, after the annual lender valuation, the borrower entities under the same mortgage loan did not maintain the loan-to-value ratio and another cash trap event under the loan occurred. This did not constitute a breach of the covenant and was not an event of default under the loan. In December 2021, we cured the cash trap with a voluntary paydown of £11.6 million (approximately $15.6 million as of the payment date of December 29, 2021), which used £7.2 million of previously trapped cash. As a result of this payment, no cash is trapped as of December 31, 2021 and the cash trap event has been cured.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of the our mortgage loans secured by seven of our properties with a balance of $98.5 million as of December 31, 2021. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of December 31, 2021. This $7.4 million letter of credit will be held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
France Properties
During the second and third quarters of 2021, we also triggered a cash sweep under one of our loans with a balance of €70.0 million ($79.4 million) as of December 31, 2021 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash collateral account. As of December 31, 2021, the amount of cash swept was €1.8 million ($2.1 million) and is recorded in restricted cash on the consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2021 and encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender will sweep all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
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

	Year Ended December 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(8,698)	$(7,775)
Impairment charges	17,525	—
Depreciation and amortization	163,076	138,543
(Gain) loss on dispositions of real estate investments	(1,484)	153
FFO (as defined by NAREIT) attributable to common stockholders (1)	170,419	130,921
Acquisition, transaction and other costs	141	663
Loss on extinguishment of debt	—	3,601
Core FFO attributable to common stockholders (1)	170,560	135,185
Non-cash equity-based compensation	11,032	10,065
Non-cash portion of incentive fee	—	—
Non-cash portion of interest expense	9,878	7,809
Amortization related to above and below-market lease intangibles and right-of-use assets, net	242	791
Straight-line rent	(5,748)	(7,937)
Straight-line rent (rent deferral agreements) (2)	(1,689)	1,808
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	6,039
Eliminate unrealized (gains) losses on foreign currency transactions (3)	(6,252)	6,752
Amortization of mortgage discounts	708	13
Reimbursement of financing costs from McLaren loan (4)	(5,234)	—
AFFO attributable to common stockholders (1)	$173,497	$160,525

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$170,419	$130,921
Core FFO attributable to common stockholders	$170,560	$135,185
AFFO attributable to common stockholders	$173,497	$160,525
_____
(1)FFO, Core FFO and AFFO for the year ended December 31, 2021 includes income from a lease termination fee of $8.8 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO. The termination fee of approximately $9.0 million was payable by the tenant at the end of the lease term on January 4, 2022 was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022, however, we did not receive the cash payment until January 4, 2022. Therefore, the cash payment is not part of our cash flows for the period ended December 31, 2021.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2021, gains on derivative instruments were $5.8 million which consisted of unrealized gains of $6.3 million and realized losses of $0.5 million. For the year ended December 31, 2020, losses on derivative instruments were $2.3 million which consisted of unrealized losses of $6.8 million and realized gains of $4.5 million.
(4)Amount represents a receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations since the receivable is considered to be earned revenue attributed to the current year-to date period.
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
Pursuant to the Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future.
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

Cash used to pay dividends and distributions during the year ended December 31, 2021 was generated from cash flows from operations and cash on hand, consisting of proceeds from borrowings. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021		December 31, 2021
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$36,213		$38,139		$40,302		$41,564		$156,218
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		3,081		12,324
Dividends to holders of Series B Preferred Stock	1,701		1,935		1,936		1,935		7,507
Distributions to holders of LTIP Units	103		10,696		100		256		11,155
Total dividends and distributions	$41,098		$53,851		$45,419		$46,836		$187,204

Source of dividend coverage:
Cash flows provided by operations	$41,098	100.0%	$4,678	8.7%	$45,419	100.0%	$34,430	73.5%	$187,204	(1)	100.0%
Available cash on hand	—	—%	49,173	91.3%	—	—%	12,406	26.5%	—	(1)	—%
Total sources of dividend and distribution coverage	$41,098	100.0%	$53,851	100.0%	$45,419	100.0%	$46,836	100.0%	$187,204		100.0%

Cash flows provided by operations (GAAP basis)	$53,220		$4,678		$100,165		$34,430		$192,493

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(832)		$(2,428)		$2,374		$(7,812)		$(8,698)
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. To help mitigate the adverse impact of inflation, approximately 93.7% of our leases with our tenants contain rent escalation provisions which average 1.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 58.5% based on straight line rent are fixed-rate, 28.0% are based on the Consumer Price Index, 7.2% are based on other measures and 6.3% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimated that the total fair value of our interest rate swaps, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value in the consolidated financial statements, fully offset each other at December 31, 2021 (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
As of December 31, 2021, our total consolidated debt, which includes borrowings under the Credit Facility and secured mortgage financings, had a total carrying value of $2.5 billion, an estimated fair value of $2.5 billion and a weighted-average effective interest rate per annum of 3.4%. At December 31, 2021, a significant portion (approximately 89%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate.
The annual interest rates on our fixed-rate debt mortgage debt at December 31, 2021 ranged from 1.4% to 4.9% and the fixed interest rate on our Senior Notes is 3.75%. In the aggregate, these fixed rate instruments had a weighted-average interest rate of 3.5%.
The contractual annual interest rates on our variable-rate debt at December 31, 2021 ranged from 1.4% to 4.9% and had a weighted-average interest rate of 2.6%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.

The following table presents future principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2021:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)	Total Debt
2022	$23,432	$43,692	$67,124
2023	300,182	206,862	507,044
2024	620,010	16,788	636,798
2025	71,463	7,940	79,403
2026	662,580	—	662,580
Thereafter	502,750	—	502,750
Total	$2,180,417	$275,282	$2,455,699
____________________
(1)Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.13 for EUR as of December 31, 2021, for illustrative purposes, as applicable.
(2)Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2021 by an aggregate increase of $110.0 million or an aggregate decrease of $92.7 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2021 would increase by $1.1 million and decrease by $0.6 million, respectively for each respective 1% change in annual interest rates.
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
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2021, we did not have any draws in excess of our net investments (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net asset position of $1.7 million at December 31, 2021 (see Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2021, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2022	$57,972	$80,314	$756	$139,042
2023	56,641	78,516	756	135,913
2024	39,754	71,449	756	111,959
2025	28,067	59,712	756	88,535
2026	19,991	51,585	607	72,183
Thereafter	88,994	487,685	1,224	577,903
Total	$291,419	$829,261	$4,855	$1,125,535
______
(1)Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations and the portion of our Term Loan denominated in EUR as of December 31, 2021, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2022	$6,618	$90,858	$97,476
2023	65,036	238,321	303,357
2024	226,679	140,901	367,580
2025	86,021	4,833	90,854
2026	6,618	4,833	11,451
Thereafter	19,854	14,501	34,355
Total	$410,826	$494,247	$905,073

	Future Debt Service Payments (1) (2)
	Credit Facility (Term Loan Portion)
(In thousands)	EUR	Total
2022	$5,257	$5,257
2023	5,257	5,257
2024	283,348	283,348
2025	—	—
2026	—	—
Thereafter	—	—
Total	$293,862	$293,862
____
(1)Assumes exchange rate of €1.00 to $1.13 for EUR as of December 31, 2021 for illustrative purposes, as applicable. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(2)Interest on variable-rate debt not fixed through our interest rate swap agreements was calculated using the applicable annual interest rates and balances outstanding at December 31, 2021.
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2021, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (60%) and the remaining are in the United Kingdom (22%), The Netherlands (4%), Finland (4%), France (4%), Germany (3%), and the Channel Islands (2%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2021. Based on annualized rental income, at December 31, 2021, our directly owned real estate properties contain significant concentrations in the following asset types: office (42%), industrial/distribution (54%), and retail (4%).

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2021, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-54 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 and for the years ended December 31, 2021 and 2020.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (27)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (1)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (2)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (3)	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.
4.2 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3 (2)	Rights Agreement, dated April 9, 2020, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.4 (27)	Amendment to Rights Agreement, dated February 26, 2021, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.5 (4)	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes).
10.1 (3)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (5)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.3 (6)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.4 (7)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.5 (8)	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.
10.6 (8)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.7 (8)	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.8 (8)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.9 (8)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.10 (9)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.

Exhibit No.	Description
10.11 (10)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.12 (11)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.13 (12)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.14 (13)	First Amendment, to the Fourth Amended And Restated Advisory Agreement, dates as of August 14,2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.15 (14)	Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.16 (15)	Third Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6, 2020, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.17 (29)	Fourth Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6,2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.18 (16)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.19 (29)	Form of Restricted Stock Unit Award Agreement.
10.20 (17)
Third Amendment, dated as of February 27, 2019, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.21 (18)	First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.22(17)
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

10.23 (19)	Property Management and Leasing Agreement, dated as of April 5, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.24 (18)
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

10.25 (20)	Amendment No. 2, dated as of June 21, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, and Ladenburg Thalmann & Co. Inc.
10.26 (21)
First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.27 (21)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.28 (21)
First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

10.29 (22)	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender.

Exhibit No.	Description
10.30 (22)	Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.31 (22)	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.32 (22)	Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.
10.33 (22)	Property Management and Leasing Agreement, dated as of September 12, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.34 (23)
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

10.35 (24)	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.36 (25)	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.37 (25)
Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc.

10.38 (19)
First Amendment, dated as of December 31, 2019, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.39 (19)	Form of Indemnification Agreement.
10.40 (26)	Form of Restricted Share Award Agreement.
10.41 (31)	Form of Award Agreement (Advisor Plan).
10.42 (35)	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.43 (36)	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.44 (30)	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.45 (31)	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
10.46 (30)	2021 Advisor Multi-Year Outperformance Award Agreement, dated as of June 3, 2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.47 (31)	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.48 (32)	Amendment No. 1, dated as of August 6, 2021, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.49 (28)	Amendment No. 4, dated as of March 19, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc.
10.50 (33)	Amendment No. 5, dated as of November 5, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.51 (34)	Second Amendment, dated as of December 3, 2021, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.
21.1 *	List of Subsidiaries.

Exhibit No.	Description
23.1 *	Consent of PricewaterhouseCoopers LLP.
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
(27)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
(28)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(29)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.
(30)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2021.
(31)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021.
(32)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2021.
(33)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2021.
(34)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2021.
(35)Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.
(36)Filed as Annex B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of February, 2022.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, and Nominating and Corporate Governance Committee Chair	February 24, 2022
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 24, 2022
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2022
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director, Audit Committee Chair	February 24, 2022
M. Therese Antone

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 24, 2022
Edward G. Rendell

/s/ Lee M. Elman	Independent Director, Conflicts Committee Chair	February 24, 2022
Lee M. Elman

/s/ Abby M. Wenzel	Independent Director	February 24, 2022
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocations for Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions with cash paid for acquired real estate investments, net of liabilities assumed, of $477.4 million during the year ended December 31, 2021. For acquired properties with leases classified as operating leases, management allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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
February 24, 2022

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments, at cost (Note 3):
Land	$511,579	$476,599
Buildings, fixtures and improvements	3,424,431	3,124,884
Construction in progress	6,975	5,486
Acquired intangible lease assets	748,363	711,985
Total real estate investments, at cost	4,691,348	4,318,954
Less accumulated depreciation and amortization	(810,686)	(675,200)
Total real estate investments, net	3,880,662	3,643,754
Assets held for sale	—	—
Cash and cash equivalents	89,668	124,245
Restricted cash	3,643	1,448
Derivative assets, at fair value (Note 8)	4,260	525
Unbilled straight-line rent	74,221	61,007
Operating lease right-of-use asset (Note 10)	52,851	58,395
Prepaid expenses and other assets	49,178	43,929
Due from related parties	—	377
Deferred tax assets	1,488	2,367
Goodwill and other intangible assets, net	22,060	23,089
Deferred financing costs, net	4,925	7,878
Total Assets	$4,182,956	$3,967,014

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,430,915	$1,363,698
Revolving credit facility (Note 5)	225,566	111,132
Term loan, net (Note 5)	278,554	300,154
Senior notes, net (Note 6)	491,735	490,345
Acquired intangible lease liabilities, net	29,345	32,970
Derivative liabilities, at fair value (Note 8)	4,259	19,984
Due to related parties	893	2,002
Accounts payable and accrued expenses	25,887	28,310
Operating lease liability (Note 10)	22,771	25,350
Prepaid rent	32,756	21,481
Deferred tax liability	8,254	12,157
Dividends payable	5,386	5,152
Total Liabilities	2,556,321	2,412,735
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2021 and 2020	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,503,893 and 3,861,953 shares issued and outstanding as of December 31, 2021 and 2020, respectively	45	39
Common stock, $0.01 par value, 250,000,000 shares authorized, 103,900,452 and 89,614,601 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,369	2,227
Additional paid-in capital	2,675,154	2,418,659
Accumulated other comprehensive income	15,546	8,073
Accumulated deficit	(1,072,462)	(896,547)
Total Stockholders’ Equity	1,620,720	1,532,519
Non-controlling interest	5,915	21,760
Total Equity	1,626,635	1,554,279
Total Liabilities and Equity	$4,182,956	$3,967,014

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue from tenants	$391,228	$330,104	$306,214

Expenses (income):
Property operating	32,746	32,372	28,314
Operating fees to related parties	39,048	35,801	33,292
Impairment charges	17,525	—	6,375
Acquisition, transaction and other costs	141	663	1,320
General and administrative	17,231	13,264	10,108
Equity-based compensation	11,032	10,065	9,530
Depreciation and amortization	163,076	138,543	125,996
Total expenses	280,799	230,708	214,935
Operating income before gain (loss) on dispositions of real estate investments	110,429	99,396	91,279
Gain (loss) on dispositions of real estate investments	1,484	(153)	23,616
Operating income	111,913	99,243	114,895
Other income (expense):
Interest expense	(94,345)	(71,804)	(64,199)
Loss on extinguishment of debt	—	(3,601)	(949)
Gain (loss) on derivative instruments	5,829	(2,341)	769
Unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness	—	(6,039)	76
Other (loss) income	121	289	216
Total other expense, net	(88,395)	(83,496)	(64,087)
Net income before income tax	23,518	15,747	50,808
Income tax expense	(12,152)	(4,969)	(4,332)
Net income	11,366	10,778	46,476
Preferred stock dividends	(20,064)	(18,553)	(11,941)
Net (loss) income attributable to common stockholders	$(8,698)	$(7,775)	$34,535

Basic and Diluted (Loss) Earnings Per Common Share:
Net (loss) income per share attributable to common stockholders — Basic	$(0.20)	$(0.09)	$0.40
Net (loss) income per share attributable to common stockholders — Diluted	$(0.20)	$(0.09)	$0.39
Weighted average common shares outstanding:
Basic	98,283,892	89,473,554	85,031,236
Diluted	98,283,892	89,473,554	86,349,645

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$11,366	$10,778	$46,476

Other comprehensive income (loss)
Cumulative translation adjustment	(5,712)	(3,266)	21,147
Designated derivatives, fair value adjustments	13,185	(8,856)	(7,430)
Other comprehensive income (loss)	7,473	(12,122)	13,717

Comprehensive income (loss)	18,839	(1,344)	60,193

Preferred stock dividends	(20,064)	(18,553)	(11,941)

Comprehensive income (loss) attributable to common stockholders	$(1,225)	$(19,897)	$48,252

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2018	5,416,890	$54	—	$—	76,080,625	$2,091	$2,031,981	$6,810	$(615,448)	$1,425,488	$3,258	$1,428,746
Adoption of ASU 2017-12 (Note 2)	—	—	—	—	—	—	—	(332)	332	—	—	—
Adoption of ASU 2016-02 (Note 2)	—	—	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Issuance of Common Stock, net	—	—	—	—	13,355,773	134	258,288	—	—	258,422	—	258,422
Issuance of Series A Preferred Stock, net	1,382,577	14	—	—	—	—	34,590	—	—	34,604	—	34,604
Issuance of Series B Preferred Stock, net	—	—	3,450,000	35	—	—	83,033	—	—	83,068	—	83,068
Dividends declared:
Common Stock, $2.13 per share	—	—	—	—	—	—	—	—	(150,922)	(150,922)	—	(150,922)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(11,353)	(11,353)	—	(11,353)
Series B Preferred Stock, $0.17 per share	—	—	—	—	—	—	—	—	(588)	(588)	—	(588)

Equity-based compensation	—	—	—	—	22,354	—	461	—	—	461	9,069	9,530
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(542)	(542)	—	(542)
Net income	—	—	—	—	—	—	—	—	46,476	46,476	—	46,476
Cumulative translation adjustment	—	—	—	—	—	—	—	21,147	—	21,147	—	21,147
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(7,430)	—	(7,430)	—	(7,430)
Balance, December 31, 2019	6,799,467	68	3,450,000	35	89,458,752	2,225	2,408,353	20,195	(733,245)	1,697,631	12,327	1,709,958
Issuance of Common Stock, net	—	—	—	—	—	—	(345)	—	—	(345)	—	(345)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(125)	—	—	(125)	—	(125)
Issuance of Series B Preferred Stock, net	—	—	411,953	4	—	—	10,146	—	—	10,150	—	10,150
Dividends declared:
Common Stock, $1.73 per share	—	—	—	—	—	—	—	—	(155,086)	(155,086)	—	(155,086)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,325)	(12,325)	—	(12,325)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	(6,228)	(6,228)	—	(6,228)
Equity-based compensation	—	—	—	—	155,849	2	630	—	—	632	9,433	10,065
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(441)	(441)	—	(441)
Net income	—	—	—	—	—	—	—	—	10,778	10,778	—	10,778
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,266)	—	(3,266)	—	(3,266)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(8,856)	—	(8,856)	—	(8,856)
Balance, December 31, 2020	6,799,467	68	3,861,953	39	89,614,601	2,227	2,418,659	8,073	(896,547)	1,532,519	21,760	1,554,279
Issuance of Common Stock, net	—	—	—	—	11,935,349	119	213,925	—	—	214,044	—	214,044
Issuance of Series B Preferred Stock, net	—	—	641,940	6	—	—	15,872	—	—	15,878	—	15,878
Dividends declared:
Common Stock, $1.73 per share	—	—	—	—	—	—	—	—	(156,218)	(156,218)	—	(156,218)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	(7,740)	(7,740)	—	(7,740)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	224,365	2	1,578	—	—	1,580	9,452	11,032
Distributions to non-controlling interest holders	—	—	—	—	(9,359)	—	(156)	—	(10,999)	(11,155)	—	(11,155)
Net income	—	—	—	—	—	—	—		11,366	11,366	—	11,366
Cumulative translation adjustment	—	—	—	—	—	—	—	(5,712)	—	(5,712)	—	(5,712)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	13,185	—	13,185	—	13,185
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$11,366	$10,778	$46,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	94,083	80,466	69,257
Amortization of intangibles	68,993	58,077	56,739
Amortization of deferred financing costs	9,878	7,809	6,614
Amortization of mortgage discounts and premiums, net	708	13	260
Amortization of below-market lease liabilities	(4,358)	(3,444)	(3,518)
Amortization of above-market lease assets	3,656	3,372	4,328
Amortization related to right-of-use assets	944	863	845
Amortization of lease incentive and commissions	761	341	—
Bad debt expense	1,131	—	—
Unbilled straight-line rent	(5,748)	(7,937)	(6,758)
Termination fee - unbilled	(8,753)	—	—
Equity-based compensation	11,032	10,065	9,530
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(6,252)	6,752	2,919
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	—	6,039	76
Payments for settlement of derivatives	—	—	(1,879)
Loss on extinguishment of debt	—	3,601	949
(Gain) loss on dispositions of real estate investments	(1,484)	153	(23,616)
Lease incentive and commission payments	(9,419)	(4,676)	—
Impairment charges and related lease intangible write-offs	17,525	—	6,375
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	3,711	(6,275)	(11,299)
Deferred tax assets	879	2,074	(1,148)
Accounts payable and accrued expenses	(3,532)	8,399	(9,730)
Prepaid rent	11,275	4,245	1,013
Deferred tax liability	(3,903)	(2,818)	(252)
Taxes payable	—	(1,046)	(1,182)
Net cash, cash equivalents and restricted cash provided by operating activities	192,493	176,851	145,999
Cash flows from investing activities:
Investment in real estate and real estate related assets	(477,393)	(464,144)	(562,733)
Deposits for real estate investments	—	—	(2,795)
Capital expenditures	(7,924)	(6,383)	(17,346)
Proceeds from dispositions of real estate investments	48,747	—	288,398
Net cash, cash equivalents and restricted cash used in investing activities	(436,570)	(470,527)	(294,476)
Cash flows from financing activities:
Borrowings under revolving credit facilities	194,375	338,112	209,995
Repayments on revolving credit facilities	(78,437)	(428,715)	(375,585)
Proceeds from mortgage notes payable	137,567	163,607	579,285
Principal payments on mortgage notes payable	(71,433)	(117,586)	(433,555)
Proceeds from term loan	—	—	125,019
Payments on term loan	—	(136,702)	—
Proceeds from issuance of Senior Notes	—	500,000	—
Payments on early extinguishment of debt charges	—	(548)	(137)
Common shares repurchased upon vesting of restricted stock	(156)	—	—
Common Stock issuance (costs) proceeds, net	214,044	(345)	258,422
Series A Preferred Stock issuance (costs) proceeds, net	—	(125)	34,604
Series B Preferred Stock issuance proceeds, net	15,878	10,150	83,068
Payments of financing costs	(6,467)	(14,238)	(19,065)
Dividends paid on Common Stock	(156,218)	(155,059)	(150,779)
Dividends paid on Series A Preferred Stock	(12,324)	(12,325)	(10,727)
Dividends paid on Series B Preferred Stock	(7,507)	(5,105)	—
Distributions to non-controlling interest holders	(10,999)	(441)	(542)
Net cash, cash equivalents and restricted cash provided by financing activities	218,323	140,680	300,003
Net change in cash, cash equivalents and restricted cash	(25,754)	(152,996)	151,526
Effect of exchange rate changes on cash	(6,628)	4,402	19,068
Cash, cash equivalents and restricted cash at beginning of period	125,693	274,287	103,693
Cash, cash equivalents and restricted cash at end of period	$93,311	$125,693	$274,287

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents, end of period	$89,668	$124,245	$270,302
Restricted cash, end of period	3,643	1,448	3,985
Cash, cash equivalents and restricted cash, end of period	$93,311	$125,693	$274,287

Supplemental Disclosures:
Cash paid for interest	$82,151	$66,861	$58,323
Cash paid for income taxes	16,758	5,460	5,043
Non-Cash Investing and Financing Activities:
Loss on extinguishment of debt	$—	$3,053	$812
Assumed mortgage used to acquire real estate	$38,562	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consist primarily of “Investment Grade” (defined below). The Company invests in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2021, the Company owned 309 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 39.3 million rentable square feet, which were 99.0% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2021, approximately 60% of the Company’s properties were located in the U.S. and Canada and approximately 40% were located in Europe. In addition, the Company’s portfolio was comprised of 54% industrial/distribution properties, 42% office properties and 4% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2021. The straight-line rent includes amounts for tenant concessions.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to multi-year outperformance agreements entered into with the Advisor in 2018 (the “2018 OPP”) and 2021 (the “2021 OPP”) and fair value measurements, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company has taken a proactive approach to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements on leases with several tenants. For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases were modified, the FASB and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession. The Company elected to use this relief where applicable during 2020. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of December 31, 2021, these leases had a weighted-average remaining lease term of 8.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2021 and 2020, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $74.2 million and $61.0 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company’s revenue from tenants included impacts of unbilled rental revenue of $5.7 million, $7.9 million and $6.8 million, respectively, to adjust contractual rent to straight-line rent.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2021. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2022	$350,163
2023	337,145
2024	304,576
2025	265,577
2026	237,685
Thereafter	1,389,843
Total	$2,884,989
(1) Assumes exchange rates of £1.00 to $1.35 for British Pounds Sterling (“GBP”), €1.00 to $1.13 for Euro (“EUR”) and $1.00 Canadian Dollar (“CAD”) to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.
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
Under ASC 842, uncollectible amounts are reflected as reductions in revenue from tenants. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. Amounts recorded as reductions of revenue during the year ended December 31, 2021 totaled $1.1 million. The Company did not record any uncollectible amounts as reductions of revenue during the years ended December 31, 2020 or 2019.
On September 3, 2021, the Company entered into a lease termination agreement with one of its tenants which required the tenant to pay the Company a termination fee of approximately £6.7 million ($9.0 million based on the exchange rate as of December 31, 2021) at the end of the lease term on January 4, 2022. This amount was received in January 2022 and was recorded in revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, the Company recorded approximately $6.5 million and $8.8 million in revenue from tenants during the three months and year ended December 31, 2021, respectively. The termination fee is recorded in unbilled straight-line rent on the Company’s consolidated balance sheet as of December 31, 2021.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 and 2020, the Company did not have any properties classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).
As more fully discussed in this Note under “Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases”, all of the Company’s leases as lessor, prior to adoption of the new leasing standard on January 1, 2019, were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2021, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2021, 2020 and 2019 were asset acquisitions.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Impairment of Long-Lived Assets
If circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Gains and Losses on Dispositions of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and are generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
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
Deferred leasing commissions are recorded over the terms of the related leases. Amounts related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Amounts related to leasing commissions incurred from the Advisor are recorded within operating fees to related parties in the consolidated statements of operations.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining terms of the respected leases, not including any extension options. .
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $89.7 million at December 31, 2021, of which $28.0 million, $31.7 million and $20.5 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2020, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $124.2 million, of which $41.7 million, $42.0 million and $32.6 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $3.6 million and $1.4 million as of December 31, 2021 and 2020, respectively.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed our annual goodwill impairment evaluation in the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. There were no material changes to this assessment as of December 31, 2021.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Multi-Year Outperformance Agreements
Following the end of the performance period under the 2018 OPP on June 2, 2021, the Company entered into the 2021 OPP with the Advisor. Under the 2018 OPP, which became effective June 2, 2018, the Company recorded equity-based compensation evenly over the requisite service period of approximately 2.8 years from the grant date. Under the 2021 OPP, which became effective June 2, 2021, the Company is recording equity-based compensation evenly over the requisite service period of approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of long-term incentive plan units of limited partner interest in the OP (“LTIP Units”) under the 2021 OPP.
Under accounting guidance adopted by the Company on January 1, 2019, total equity-based compensation expense calculated as of the adoption of the new guidance is fixed and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the Company’s consolidated statements of operations. For additional information on the original terms, a February 2019 modification of the 2018 OPP, and accounting for these awards under the 2018 OPP and 2021 OPP, see Note 13 — Equity-based compensation.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
For addition details related to the Company’s income tax expense, as well as recorded deferred tax assets and liabilities, see Note 15 — Income Taxes.
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
Per Share Data
The Company calculates basic earnings per share of its $0.01 par value per share common stock (“Common Stock”) by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock units in respect of shares of Common Stock (“RSUs”) restricted shares of Common Stock (“Restricted Shares”), and long-term incentive plan units of limited partner interest in the OP (“LTIP Units”), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14— Earnings Per Share).
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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 309 properties totaling approximately 39.3 million square feet substantially all of which were net leased to 137 tenants, with an occupancy rate of 99.0%.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2021. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue from tenants:
United States and Puerto Rico	$233,394	$216,260	$180,100
United Kingdom	89,455	51,178	51,215
Europe	67,618	61,944	74,881
Canada	761	722	18
Total	$391,228	$330,104	$306,214

	As of December 31,
(In thousands)	2021	2020
Investments in real estate:
United States and Puerto Rico	$2,984,423	$2,936,977
United Kingdom	934,284	630,014
Europe	731,565	740,818
Canada	41,076	11,145
Total	$4,691,348	$4,318,954
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
December 31, 2021
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance became effective for the Company on January 1, 2019 and it did not have an impact on the Company’s consolidated financial statements.
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
December 31, 2021
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
Pending Adoption as of December 31, 2021
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU became effective for the Company effective January 1, 2022 and it is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2021, 2020 and 2019, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in these periods were considered asset acquisitions for accounting purposes.

	Year Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019
Real estate investments, at cost:
Land	$62,491	$53,701	$43,259
Buildings, fixtures and improvements	397,659	364,511	449,745
Total tangible assets	460,150	418,212	493,004
Acquired intangible lease assets:
In-place leases	51,700	45,723	70,628
Above-market lease assets	5,728	156	1,051
Below-market lease liabilities	(1,623)	(4,969)	(1,950)
Total intangible assets	55,805	40,910	69,729
ROU asset	—	5,022	—
Mortgage note payable	(38,562)	—	—
Cash paid for acquired real estate investments	$477,393	$464,144	$562,733
Number of properties purchased (1)	25	28	39
(1) Amount in 2021 includes one parking lot purchased adjacent to a previously purchased property.
The following table summarizes the acquisition by property type during the years ended December 31, 2021, 2020 and 2019:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2021:
Office	2	204
Industrial	22	2,268
Distribution (1)	1	—
Retail	—	—
	25	2,472
Properties Acquired in 2020:
Office	11	390
Industrial	13	3,569
Distribution	4	1,599
Retail	—	—
	28	5,558
Properties Acquired in 2019:
Office	12	682
Industrial	17	2,408
Distribution	10	3,014
Retail	—	—
	39	6,104
(1) Represents a parking lot purchased adjacent to a previously purchased property.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. During the year ended December 31, 2021, the Company wrote off certain lease intangibles related to terminated leases (see the “Intangible Lease Assets and Lease Liabilities” section below). The Company did not record any impairments to its intangible assets associated with its real estate investments during the years ended December 31, 2020 and 2019.
Dispositions
During the year ended December 31, 2021, the Company sold one property in Conroe, Texas, one property in Houston, Texas, one property in South Bend, Indiana and 18 properties in Puerto Rico for an aggregate contract sales price of $49.6 million for all 21 properties sold. These dispositions resulted in an aggregate net gain of $1.5 million, which is reflected in gain (loss) on dispositions of real estate investments in the consolidated statements of operations for the year ended December 31, 2021.
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
The following table summarizes the aforementioned properties sold in 2021 and 2019. During the year ended December 31, 2020, the Company did not sell any properties.

Portfolio	State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2021:
Axon	Texas	October 22, 2021	1	126,114
Encanto	Puerto Rico	November 23, 2021	18	65,262
C&J Energy	Texas	December 10, 2021	1	96,149
Beacon Health	Indiana	December 10, 2021	1	49,712
			21	337,237

Properties Sold in 2019:
Crowne Group	Indiana	March 7, 2019	1	21,562
Crowne Group	Michigan	May 17, 2019	1	92,244
Talk Talk	Manchester UK	May 23, 2019	1	48,415
Family Dollar	Various U.S. States	June 28, 2019	62	518,634
Family Dollar	Various U.S. States	September 20, 2019	32	265,596
Panasonic	New Jersey	September 30, 2019	1	48,497
Achmea	Netherlands	November 1, 2019	2	190,252
RWE	Germany	December 27, 2019	3	198,138
			103	1,383,338
Impairment Charges
The impairment charges recorded during the year ended December 31, 2021 of $17.5 million were recorded to adjust the carrying value of three properties to their estimated fair values based on the estimated selling prices of two of the Company’s assets located in Texas (sold in 2021) and one asset in the United Kingdom which the Company began marketing for sale in the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
fourth quarter of 2021. The impairments were recorded in the nine months ended September 30, 2021 and quarter ended December 31, 2021 in the amounts of $7.9 million and $9.6 million, respectively.
There were no impairment charges recorded during the year ended December 31, 2020.
In November 2019, the Company sold two properties in the Netherlands. As of September 30, 2019, the Company had concluded that the estimated sales price for these two properties was lower than their respective carrying values, and as a result, the Company recorded an impairment charge of $6.4 million in the third quarter of 2019 to reflect the estimated sales price of the properties.
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. As of December 31, 2021 and 2020 the Company did not have any assets held for sale.
Intangible Lease Assets and Lease Liabilities
During the year ended December 31, 2021, the Company terminated some leases with certain tenants and, as a result, the amortization of approximately $2.0 million of in-place lease intangibles related to this leases was accelerated. This amount is recorded in depreciation and amortization in the Company’s consolidated statements of operations for the year ended December 31, 2021. The Company did not record any impairment charges to its intangible assets associated with its real estate investments during the years ended December 31, 2020 or 2019.
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$710,159	$358,587	$351,572	$678,856	$302,383	$376,473
Above-market leases	38,204	20,213	17,991	33,129	16,963	16,166
Total acquired intangible lease assets	$748,363	$378,800	$369,563	$711,985	$319,346	$392,639
Intangible liabilities:
Below-market leases	$48,797	$19,452	$29,345	$49,154	$16,184	$32,970
Total acquired intangible lease liabilities	$48,797	$19,452	$29,345	$49,154	$16,184	$32,970
Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2021 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2022	2023	2024	2025	2026
In-place leases	7.2	$60,696	$53,278	$42,995	$33,010	$26,903
Total to be included as an increase to depreciation and amortization		$60,696	$53,278	$42,995	$33,010	$26,903

Above-market lease assets	4.7	$4,270	$4,033	$3,037	$1,660	$1,138
Below-market lease liabilities	9.7	(3,915)	(3,889)	(3,175)	(2,800)	(2,248)
Total to be included as an increase to revenue from tenants		$355	$144	$(138)	$(1,140)	$(1,110)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2021 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2021. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31, 2021, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2021, 2020 and 2019.

	December 31,
Country / U.S. State	2021	2020	2019
United States	59.2%	63.2%	63.0%
Michigan	14.5%	15.3%	14.6%
United Kingdom	21.5%	16.8%	18.2%
Note 4 — Mortgage Notes Payable, Net
Mortgage notes payable, net as of December 31, 2021 and 2020 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2021	December 31, 2020				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$83,940	$90,760	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	79,403	85,854	2.5%	(3)	Fixed/Variable	May 2025

Germany	Germany Properties	5	58,417	63,165	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	136,120	147,178	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	357,880	386,957

United Kingdom:	McLaren Loan	3	136,471	—	6.1%		Fixed	Apr. 2024
	Trafalgar Court	1	37,834	—	2.1%		Variable	Sep. 2022
	United Kingdom Properties - Bulk Loan	42	252,352	301,979	3.1%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	46	426,657	301,979

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	187,000	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	689,750
	Gross mortgage notes payable	120	1,449,867	1,378,686	3.6%
	Mortgage discount		(2,374)	—	—
	Deferred financing costs, net of accumulated amortization (7)		(16,578)	(14,988)	—
	Mortgage notes payable, net	120	$1,430,915	$1,363,698	3.6%
__________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of December 31, 2021.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of December 31, 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of December 31, 2021
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus 3-month GBP LIBOR. LIBOR rate in effect as of December 31, 2021. This loan requires principal repayments beginning in October 2020 based on amounts specified under the loan.
(6)The borrower’s (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(7)Deferred financing costs consist of commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2021:

(In thousands)	Future Principal Payments (1)
2022	$67,124
2023	281,477
2024	356,532
2025	79,403
2026	—
Thereafter	665,331
Total	$1,449,867
______
(1)Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.13 for EUR as of December 31, 2021 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of December 31, 2021 was $1.5 billion, and approximately $1.1 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2021, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
United Kingdom Properties — Bulk Loan
During the three months ended September 30, 2020, the borrower entities under the mortgage loan with a balance of £186.8 million (approximately $252.4 million as of December 31, 2021), which is secured by 42 of the Company’s properties located in the United Kingdom, did not maintain the required loan-to-value ratios. As a result, a cash trap event under the loan occurred which was immediately cured when the Company executed, a limited unsecured corporate guaranty of the obligations under the loan of £20.0 million (approximately $27.0 million as of December 31, 2021). The guaranty remains in effect as of December 31, 2021 and contains a covenant that requires the Company to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet its actual and contingent liabilities under the guaranty.
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
Subsequent to September 30, 2021, after the annual lender valuation, the borrower entities under the same mortgage loan did not maintain the loan-to-value ratio and another cash trap event under the loan occurred. This did not constitute a breach of the covenant and was not an event of default under the loan. In December 2021, the Company cured the cash trap with a voluntary paydown of £11.6 million (approximately $15.6 million as of the payment date of December 29, 2021), which used

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
£7.2 million of previously trapped cash. As a result of this payment, no cash is trapped as of December 31, 2021 and the cash trap event has been cured.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of December 31, 2021. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of December 31, 2021. This $7.4 million letter of credit will be held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
France Properties
During the second and third quarters of 2021, the Company also triggered a cash sweep under one of its loans with a balance of €70.0 million ($79.4 million) as of December 31, 2021 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash collateral account. As of December 31, 2021, the amount of cash swept was €1.8 million ($2.1 million) and is recorded in restricted cash on the Company’s consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2021 and encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender will sweep all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
McLaren Loan
In April 2021, the Company partially funded its acquisition of the McLaren properties with a mortgage in the amount of £101.0 million ($136.5 million as of December 31, 2021). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. The Company recorded a discount of approximately $3.1 million related to this mortgage.
Trafalgar Court Loan
In September 2021, the Company assumed a £28.0 million ($38.6 million as of the date assumed of September 2, 2021 and $37.8 million as of December 31, 2021) mortgage in connection with its acquisition of the Trafalgar Court property located in Guernsey, Channel Islands. The loan matures on September 22, 2022 and bore interest at a rate of GBP LIBOR plus 2.0% per year through October 20, 2021. The rate changed to the Sterling Overnight Index Average plus 2.0% after October 20, 2021, continuing through the maturity date of the loan. The loan is interest-only with the principal due at maturity.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
December 31, 2021
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
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of December 31, 2021 and 2020 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which provides for a $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €247.1 million ($280.3 million USD based on the prevailing exchange rate as of December 31, 2021) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). On August 1, 2019 and February 24, 2021, the Company, through the OP, entered into an amendment and restatement of the Credit Facility to, among other things, increase the aggregate total commitments, lower the interest rate and revise certain covenants, and the terms of the Credit Facility described below generally reflect this amendment and restatement.

	December 31, 2021						December 31, 2020
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD		TOTAL USD (2)	USD	GBP	EUR
Revolving Credit Facility	$225,566	$167,000	£17,000	€5,000	C$	38,000	$111,132	$105,000	£—	€5,000

Term Loan (3)	280,266	—	—	247,075	—		303,036	—	—	247,075
Deferred financing costs	(1,712)	—	—	—	—		(2,882)	—	—	—
Term Loan, Net	278,554	—	—	247,075	—		300,154	—	—	247,075
Total Credit Facility	$504,120	$167,000	£17,000	€252,075		€38,000	$411,286	$105,000	£—	€252,075
(1)Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.13 for EUR as of December 31, 2021 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2020 for illustrative purposes, as applicable.
(3)In December 2020, the Company paid down €112.5 million ($136.7 million based on the exchange rate on that date of pay down) on the Term Loan. As a result, the Company wrote off $1.3 million of deferred financing costs, which is recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations for the year ended December 31, 2020.
Credit Facility - Terms
As of December 31, 2020, the aggregate total commitments under the Credit Facility were approximately $1.1 billion, based on the USD equivalent on December 31, 2021. On February 24, 2021, following a request by the Company, lender commitments under the Credit Facility were increased by $50.0 million with all of the increase allocated to the Revolving Credit Facility, and the total commitments were approximately $1.2 billion based on prevailing exchange rates on that date. This increase was made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the Company, but at the sole discretion of the lenders participating in such increase, total commitments under the Credit Facility may be increased, with the aggregate of such commitments not to exceed $1.75 billion. Following the effectiveness of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
commitment increase completed on February 24, 2021, the Company may request future additional increases to total commitments of approximately $565.0 million, allocable to either or both components of the Credit Facility. The increase in lender commitments did not impact the amount available for future borrowings under the Credit Facility, which is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets.
The Credit Facility consists of two components, a Revolving Credit Facility and a Term Loan, both of which require payment of interest only. The Revolving Credit Facility matures on August 1, 2023, subject to two six-month extensions at the Company’s option, and the Term Loan matures on August 1, 2024. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate or (c) 1.0% above one-month LIBOR. The applicable interest rate margin is based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.4% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of December 31, 2021, the Credit Facility had a weighted-average effective interest rate of 2.7% after giving effect to interest rate swaps in place.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. The Financial Conduct Authority ceased publication of the one-week and two-month USD LIBOR settings after December 31, 2021, as previously announced and has announced its intention to cease publishing the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. The Credit Facility contains language governing the establishment of a replacement benchmark index to serve as an alternative to LIBOR, when necessary.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of December 31, 2021, approximately $49.8 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
During the fourth quarter 2021, the Company amended the credit facility with Keybank with changes made around LIBOR successor rate provision, claw back provisions related to any payments made erroneously to a participating bank, adding new permissible jurisdictions where properties can be located to the borrowing base and removing certain borrowing periods for loans bearing USD LIBOR.
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027. In connection with the closing of the offering of the Senior Notes, the Issuers and the subsidiaries of the Issuers that guarantee the Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). As of December 31, 2021 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $491.7 million, which is net of $8.3 million of deferred financing costs. As of December 31, 2020 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $490.3 million, which is net of $9.7 million of deferred financing costs.
The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year. We made the first payment on June 15, 2021.
The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the subsidiaries of each Issuer that are guarantors under the Credit Facility (the “Note Guarantees”). Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, is required to execute a Note Guarantee. Under certain circumstances, the Guarantors may be automatically released from their Note Guarantees without the consent of the holders of the Senior Notes.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Indenture contains customary events of default which could, subject to certain conditions, cause the Senior Notes to become immediately due and payable. As of December 31, 2021 the Issuers are in compliance with the covenants.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those instruments fall.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$1,702	$—	$1,702
Interest rate swaps, net (USD, GBP & EUR)	$—	$(1,701)	$—	$(1,701)
December 31, 2020
Foreign currency forwards, net (GBP & EUR)	$—	$(4,025)	$—	$(4,025)
Interest rate swaps, net (USD, GBP & EUR)	$—	$(15,434)	$—	$(15,434)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of December 31, 2021 and 2020 were $1.4 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of December 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $225.6 million and a fair value of $225.0 million. As of December 31, 2020 the advances to the Company under the Revolving Credit Facility had a carrying value of $111.1 million and a fair value of $111.2 million.
• As of December 31, 2021 the Company’s Term Loan had a gross carrying value of $280.3 million and a fair value of $279.3 million. As of December 31, 2020 the Company’s Term Loan had a gross carrying value of $303.0 million and a fair value of $304.6 million.
•As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $489.1 million. As of December 31, 2020, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $512.4 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020:

		December 31,
(In thousands)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(636)	$(3,829)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	332	—
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(1,105)	(9,000)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	598	—
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(536)	(2,605)
Total		$(1,347)	$(15,434)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,366	$198
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,239)	(2,714)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,678	327
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(103)	(1,836)
Interest rate swaps (EUR)	Derivative assets, at fair value	286	—
Interest rate swaps (USD)	Derivative liabilities, at fair value	(640)	—
Total		$1,348	$(4,025)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Effective January 1, 2019, all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the years ended December 31, 2021, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
Additionally, during the years ended December 31, 2020 and 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were losses of $0.3 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending December 31, 2022, the Company estimates that an additional $3.3 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021 and 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2021		2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$298,163	49	$301,210
Interest rate “pay-fixed” swaps (EUR)	14	476,874	22	641,394
Interest rate “pay-fixed” swaps (USD)	1	75,000	3	150,000
Total	64	$850,037	74	$1,092,604

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
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.3 million and $0.6 million was recorded as an increase to interest expense for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was no balance remaining in AOCI related to these terminations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amount of gain (loss) recognized in AOCI from derivatives	$6,228	$(14,151)	$(9,047)
Amount of loss reclassified from AOCI into income as interest expense	$(6,980)	$(5,646)	$(2,439)
Amount of loss recognized on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(270)	$(128)
Total interest expense recorded in the consolidated statements of operations	$94,345	$71,804	$64,199
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2021 and 2020 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2021 and 2020, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign-currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the year ended December 31, 2020, the Company recorded losses of $6.0 million due to currency changes on the undesignated excess foreign currency advances over the related net investments.There were no undesignated excess positions at any time during the years ended December 31, 2021 and 2019.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $5.8 million, a loss of $2.1 million and a gain of $0.9 million on the non-designated hedges for the years ended December 31, 2021, 2020 and 2019, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021 and 2020, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2021		December 31, 2020
Derivatives	Number of Instruments	Notional Amount	Number of Instruments		Notional Amount
		(In thousands)			(In thousands)
Foreign currency forwards (GBP - USD)	38	$64,182	41		$41,633
Foreign currency forwards (EUR - USD)	48	46,507	40		38,634
Interest rate swaps (EUR)	8	116,327	—		—
Interest rate swaps (USD)	2	75,000	—	0	—
Total	96	$302,016	81		$80,267
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2021	$4,260	$(4,259)	$—	$1	$—	$—	$1
December 31, 2020	$525	$(19,984)	$—	$(19,459)	$—	$—	$(19,459)
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
As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.2 million. As of December 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of December 31, 2021 and 2020, the Company had 103,900,452 and 89,614,601, respectively, shares of Common Stock issued and outstanding including Restricted Shares and excluding RSUs and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future.
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
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents, having an aggregate offering price of $500 million.
•During the year ended December 31, 2021, the Company sold 11,944,017 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $217.5 million, before commissions paid of $3.3 million and additional issuance costs of $0.3 million.
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
During the first quarter of 2021, the cancellation of 8,668 shares of Common Stock that had been forfeited in a prior period was effectuated, which reduced the Common Stock outstanding as of December 31, 2021. The cancellation of these shares is presented in the consolidated statement of stockholders' equity in the issuance of common stock, net line item.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), as of December 31, 2021 and December 31, 2020. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2021 and 2020.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), as of December 31, 2021 and December 31, 2020. The Company had 4,503,893 and 3,861,953 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2021 and 2020, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of December 31, 2021. No shares of Series C Preferred Stock were authorized as of December 31, 2019 and no shares of Series C Preferred Stock were issued and outstanding as of December 31, 2021 and 2020.
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
•During the year ended December 31, 2019, the Company sold — shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $35.3 million, before commissions paid of $0.5 million and additional issuance costs of $0.2 million. In November 2019, the Company terminated the Series A Preferred Stock ATM Program.
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of up to $200.0 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the year ended December 31, 2021, the Company sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
•During the year ended December 31, 2020, the Company sold 411,953 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $10.4 million, before commissions paid of approximately $0.2 million and additional issuance costs of $0.1 million. The Company did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program during 2019.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2021. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations.
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
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2021. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations.
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
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2021		2020		2019
Return of capital	$1.01	63.5%	$1.34	77.5%	$1.23	69.1%
Ordinary dividend income	0.58	36.5%	0.39	22.5%	0.55	30.9%
Total	$1.59	100.0%	$1.73	100.0%	$1.78	100.0%

Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors. All dividends paid during 2021, 2020 and 2019 on the Series A Preferred Stock were considered 100% ordinary dividend income.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors. All dividends paid during 2021 and 2020 on the Series B Preferred Stock were considered 100% ordinary dividend income.
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
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 14 to 95 years as of December 31, 2021.
As of December 31, 2021 and 2020 , the Company’s balance sheet includes ROU assets of $52.9 million and $58.4 million, respectively, and operating lease liabilities of $22.8 million and $25.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance on January 1, 2019 (see Note 2 — Summary of Significant Accounting Polices) as well as for new operating leases entered into after the adoption of the new standard, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 30.3 years and a weighted-average discount rate of 4.38% as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company paid cash of approximately $1.4 million, $1.5 million and $1.4 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $1.4 million, $1.4 million and $1.3 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table reflects the base cash rental payments due from the Company as of December 31, 2021:

(In thousands)	Future Base Rent Payments (1)
2022	$1,400
2023	1,400
2024	1,405
2025	1,409
2026	1,409
Thereafter	37,793
Total minimum lease payments (2)	44,816
Less: Effects of discounting	(22,045)
Total present value of lease payments	$22,771
(1) Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.13 for EUR as of December 31, 2021 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of December 31, 2021 and 2020, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock, which does not include the 2,135,496 shares of Common Stock issued to the Advisor on June 18, 2021 (see Note 9 — Stockholders’ Equity). The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of December 31, 2021 the Company did not have any receivables from the Advisor or its affiliates. As of December 31, 2020, the Company had $0.4 million of receivables from the Advisor or its affiliates. As of December 31, 2021 and 2020, the Company had $0.9 million and $2.0 million, respectively, of payables to the Advisor or its affiliates. The $2.0 million payable as of December 31, 2020 relates to the $1.5 million in leasing commissions to the Property Manager and $0.5 million relates to a payable recorded for the overpayment of invoices in current and prior years for a shared service.
As of December 31, 2021, AR Global indirectly owned 95% of the membership interests in the Advisor and James L. Nelson, Company’s executive officer and president, directly owned the other 5% of the membership interests in the Advisor. .
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2021, 2020 and 2019.
The Company paid $11.2 million, $0.4 million and $0.5 million in distributions to the Advisor as the sole holder of LTIP Units (as defined in Note 13 — Equity-Based Compensation) during the years ended December 31, 2021, 2020 and 2019, which are included in accumulated deficit in the Company’s consolidated statements of equity. As of December 31, 2021 and 2020, the Company had no unpaid distributions on the LTIP Units.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Company will pay the Advisor the Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the years ended December 31, 2021, 2020 and 2019. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ending December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share(1): the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
Under the Advisory Agreement, prior to the 2021 Amendment, the Incentive Fee Lower Hurdle was equal to (a) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 and ended March 31, 2020, (b) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 and ended December 31, 2020, (c) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period beginning January 1, 2021 and ended June 30, 2021, and (d) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(b) 0.75% less (i) a fraction, (x) the numerator of which is the AUM for such specified period less $3.0 billion and (y) the denominator of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
______
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
December 31, 2021
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
During the years ended December 31, 2021 and 2020, the Company incurred leasing commissions to the Property Manager of $1.9 million and $1.5 million, respectively. These amounts are being recorded over the terms of the related leases. During the years ended December 31, 2021 and 2020, $0.2 million and $0.1 million, respectively, was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under our advisory agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the years ending December 31, 2021, 2020 and 2019 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the years ended December 31, 2021, 2020 or 2019, respectively.

The following table reflects related party fees, as described above, incurred and contractually due as of and for the periods presented:

	Year Ended December 31,
	2021	2020	2019
(In thousands)	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$31,769	$29,623	$27,530
Property management fees	7,279	6,178	5,762
Total operating fees to related parties	$39,048	$35,801	$33,292
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.3 million, $1.1 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $13.6 million, $11.6 million and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Option Plan
Because the Individual Plan and Advisor Plan were approved by the Company’s stockholders on April 12, 2021, no awards will be granted under the Global Net Lease, Inc. 2012 Stock Option Plan (the “Option Plan”) after that date. While effective, the Option Plan authorized the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the Company’s board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Option Plan was to be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2021, 2020 and 2019, no stock options were issued under the Plan.
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
December 31, 2021
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
The following table reflects equity awards activity for the years ended December 31, 2021, 2020 and 2019.

	Number of RSUs/Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2018	46,352	$22.04
Granted	16,543	18.89
Vested	(22,354)	22.58
Unvested, December 31, 2019	40,541	20.47
Granted	28,232	13.37
Vested	(23,824)	21.71
Unvested, December 31, 2020	44,949	15.35
Granted	20,176	18.71
Vested	(20,615)	16.22
Unvested, December 31, 2021	44,510	16.47

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table reflects the activity of Restricted Shares outstanding for the years ended December 31, 2021 and 2020:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	—	$—
Granted	132,025	17.41
Unvested, December 31, 2020	132,025	17.41
Vested	(30,668)	17.41
Granted	213,125	19.41
Forfeitures	(9,375)	17.41
Unvested, December 31, 2021	305,107	18.81
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $1.6 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of December 31, 2021, the Company had $0.5 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2021, the Company had $4.9 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 3.3 years.
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
Based on a maximum award value of $50.0 million and initial share price for the 2021 OPP equal to $20.00, the closing price of Common Stock on June 2, 2021, the Advisor was granted a total of 2,500,000 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Common Stock dividends, compared to the initial share price over a performance period commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s service as the Company’s advisor.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Based on a maximum award value of $50.0 million and the initial share price of the 2018 OPP equal for $19.57, the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the Advisor was granted a total of 2,554,930 LTIP Units pursuant to the 2018 OPP. These LTIP Units could be earned and become vested based on the Company’s TSR compared to the initial share price, over a performance period that commenced on June 2, 2018 and ended on June 2, 2021.
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
Compensation Expense - 2021 OPP and 2018 OPP
During the years ended December 31, 2021 and 2020 and 2019, respectively, the Company recorded total compensation expense related to the 2018 OPP and 2021 OPP of $9.5 million, $9.4 million and $9.1 million.
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
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. In total, the Company paid approximately $11.2 million, $0.4 million and $0.5 million in distributions related to LTIP Units during the years ended December 31, 2021, 2020 and 2019, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Performance Measures
With respect to one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the Company’s achievement of absolute TSR levels as shown in the table below.

Performance Level (% of Absolute TSR LTIP Units Earned)		Absolute TSR			Number of LTIP Units Earned - 2021 OPP
Below Threshold	0%	Less than	24%		0
Threshold	25%		24%		312,500
Target	50%		30%		625,000
Maximum	100%		36%	or higher	1,250,000
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

Performance Level (% of Relative TSR LTIP Units Earned)		Relative TSR Excess			Number of LTIP Units Earned - 2021 OPP
Below Threshold	0%	Less than	-600	basis points	0
Threshold	25%		-600	basis points	312,500
Target	50%		0	basis points	625,000
Maximum	100%		600	basis points	1,250,000
If the relative TSR excess is more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 bps, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2021, 2020 and 2019.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Net (loss) income attributable to common stockholders	$(8,698)	$(7,775)	$34,535
Adjustments to net (loss) income attributable to common stockholders for common share equivalents	(11,355)	(468)	(660)
Adjusted net (loss) income attributable to common stockholders	$(20,053)	$(8,243)	$33,875

Weighted average common shares outstanding — Basic	98,283,892	89,473,554	85,031,236
Weighted average common shares outstanding — Diluted	98,283,892	89,473,554	86,349,645
Net (loss) income per share attributable to common stockholders — Basic	$(0.20)	$(0.09)	$0.40
Net (loss) income per share attributable to common stockholders — Diluted	$(0.20)	$(0.09)	$0.39
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Unvested RSUs (1)	44,563	44,949	40,541
Unvested Restricted Shares (2)	257,077	38,703	—
LTIP Units (3)	1,452,055	2,554,930	1,277,465
Total common share equivalents excluded from EPS calculation	1,753,695	2,638,582	1,318,006
(1) There were 44,510, 44,949 and 40,541 unvested RSUs issued and outstanding as of December 31, 2021, 2020 and 2019, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 305,107 and 132,025 Restricted Shares issued and outstanding as of December 31, 2021 and 2020, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(2) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2021 and 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of December 31, 2020 and 2019. See Note 13 — Equity-Based Compensation for additional information on the 2021 OPP and the 2018 OPP.
Conditionally issuable shares relating to the 2021 OPP award (in 2021) and the 2018 OPP award (in 2020 and 2019) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2021 and 2020. Conditionally issuable shares relating to the 2018 OPP award are included in the computation of fully diluted EPS on a weighted-average basis for the year ended December 31, 2019 based on shares that would have been issued if the balance sheet dates were the end of the measurement period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 15 — Income Taxes
Income Tax Expense
The components of income tax expense for the year ended December 31, 2021 are as follows:

Year Ended December 31,
(In thousands)	2021
Net Income Before Income Tax:
Domestic	$56,199
Foreign	(32,681)
Total net income before tax	$23,518

Income Taxes:
Current:
State and Local	$177
Foreign	14,128
Total income taxes, current	14,305
Deferred:
State and Local	—
Foreign	(2,153)
Total income taxes, deferred	(2,153)
Total Income Tax Expense (1)	$12,152
(1) For the years ended December 31, 2020 and 2019 the Company recognized income tax expense of $5.0 million ($6.9 million current and $(2.0) million deferred) and $4.3 million ($4.7 million current and $(0.4) million deferred), respectively.

A reconciliation of effective income tax for the periods presented is as follows:

Year Ended December 31,
(In thousands)	2021
Net income before income tax	$23,518

Tax provision at statutory rates	$4,938
Foreign rate differential	(1,022)
Foreign financing activities	11,717
Tax adjustments related to REIT	(11,802)
Deferred tax assets generated in the current year added to valuation allowance	8,167
Other	154
Total income tax expense	$12,152

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Deferred Income Taxes
Deferred income taxes at December 31, 2021 consists of the following:

As of December 31,
(In thousands)	2021
Deferred Tax Assets
Basis differences	$48,223
Net operating loss carryforwards	1,512
Total deferred tax assets	49,735
Valuation allowance (1)	(48,247)
Net deferred tax assets	1,488
Deferred Tax Liabilities
Basis differences	(6,932)
Straight-line rent	(1,322)
Total deferred tax liabilities	(8,254)
Net Deferred Tax Liability	$(6,766)
(1) The valuation allowance was $46.6 million as of December 31, 2020.

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
As of December 31, 2021, foreign net operating loss carryforwards were $18.7 million which will begin to expire in 2028.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—	(6)	$434	$823	$—	$—	$1,257	$189
Wickes	Blackpool	United Kingdom	May 2013	—	(6)	1,824	1,822	—	—	3,646	579
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—	(6)	3,716	2,152	—	—	5,868	614
Thames Water	Swindon	United Kingdom	Jul. 2013	—	(6)	3,716	3,985	—	12	7,713	1,118
Wickes	Tunstall	United Kingdom	Jul. 2013	—	(6)	946	2,011	—	—	2,957	620
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	—	7,163	1,305
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—	(6)	1,351	4,304	—	—	5,655	1,192
Wickes	Clifton	United Kingdom	Nov. 2013	—	(6)	1,351	1,759	—	—	3,110	527
XPO Logistics	Aurora	NE	Nov. 2013	—	(13)	295	1,470	—	—	1,765	500
XPO Logistics	Grand Rapids	MI	Nov. 2013	—	(13)	945	1,247	—	—	2,192	424
XPO Logistics	Riverton	IL	Nov. 2013	—	(13)	344	707	—	—	1,051	240
XPO Logistics	Salina	KS	Nov. 2013	—	(13)	461	1,622	—	—	2,083	551
XPO Logistics	Uhrichsville	OH	Nov. 2013	—	(13)	380	780	—	—	1,160	265
XPO Logistics	Vincennes	IN	Nov. 2013	—	(13)	220	633	—	—	853	222
XPO Logistics	Waite Park	MN	Nov. 2013	—	(13)	366	700	—	—	1,066	229
Wolverine	Howard City	MI	Dec. 2013	—	(13)	719	12,027	—	—	12,746	4,045
Rheinmetall	Neuss	Germany	Jan. 2014	—	(11)	5,833	16,375	—	73	22,281	3,577
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	203	30,453	5,787
Provident Financial	Bradford	United Kingdom	Feb. 2014	—	(6)	1,363	25,285	—	—	26,648	5,102
Crown Crest	Leicester	United Kingdom	Feb. 2014	—	(6)	7,765	32,067	—	—	39,832	7,372
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	504
Aviva	Sheffield	United Kingdom	Mar. 2014	—	(6)	2,936	33,267	—	—	36,203	6,858
DFS Trading	Brigg	United Kingdom	Mar. 2014	—	(6)	1,371	3,889	—	—	5,260	904
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	313	2,247	—	—	2,560	550
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	1,153	4,566	—	—	5,719	982
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—	(6)	1,349	3,463	—	—	4,812	822
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—	(6)	793	2,831	—	—	3,624	791
Government Services Administration (GSA)	Fanklin	TN	Mar. 2014	—		4,160	30,083	—	—	34,243	6,199
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	977
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	—	2,812	394
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	174	4,844	738
OBI DIY	Mayen	Germany	Apr. 2014	—	(11)	1,271	7,587	—	—	8,858	1,772
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,413	—	—	1,413	438
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,841	—	—	1,841	384

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	603
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	—	3,763	683
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(7)	350	11,182	—	63	11,595	2,369
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	—	8,568	1,662
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	430
Nissan	Murfreesboro	TN	May 2014	—	(7)	966	19,573	—	—	20,539	3,892
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	1,580
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	1,402
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	497
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	1,081
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	358
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	89
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	361
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	297
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	302
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	505
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	718
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,292
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	548
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	2,501
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	1,470
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	437
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	225
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	451
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	309
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	487
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	1,961
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	329
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	102
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	91
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—	(6)	1,176	6,934	—	—	8,110	1,681
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	194

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Nimble Storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	2,239
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	1,571
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	1,397	9,449	1,790
FedEx	San Antonio	TX	Jul. 2014	—	(13)	3,283	17,756	—	—	21,039	3,597
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	11,962	51,722	13,166
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	709
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	1,595
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	1,764
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(14)	5,312	41,201	—	—	46,513	7,717
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	1,185
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	589
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	2,721
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—	(6)	3,816	41,304	—	—	45,120	8,003
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—	(6)	619	2,675	—	—	3,294	551
HBOS	Derby	United Kingdom	Aug. 2014	—	(6)	621	6,256	—	—	6,877	1,331
HBOS	St. Helens	United Kingdom	Aug. 2014	—	(6)	235	3,545	—	—	3,780	760
HBOS	Warrington	United Kingdom	Aug. 2014	—	(6)	449	2,118	—	—	2,567	489
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—	(6)	285	2,024	—	—	2,309	459
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—	(6)	505	1,325	—	—	1,830	393
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	—	7,891	1,370
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	1,911
Capgemini	Birmingham	United Kingdom	Aug. 2014	—	(6)	1,682	15,946	—	—	17,628	3,260
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	6,084
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,104	7,227	1,055
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—	(6)	1,162	19,344	—	—	20,506	3,719
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—	(6)	1,200	9,499	—	—	10,699	2,032
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	636
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	403
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	163
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	161
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	163
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	122
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	157
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	120
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	169

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	163
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	149
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	200
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	168
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	210
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	189
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	182
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	120
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	159
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	184
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	190
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	193
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	186
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	179
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	—	24,434	4,095
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	1,047
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	900	24,230	4,212
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	3,206
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	2,056
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	2,075	22,922	3,941
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	2,423	18,671	3,389
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	1,593
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	1,581
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	—	—	11,883	2,003
Bradford & Bingley	Bingley	United Kingdom	Oct. 2014	—	(6)	4,506	11,314	(3,264)	(6,503)	6,053	2,337
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	126	5,775	661
Rexam	Reckinghausen	Germany	Oct. 2014	—	(11)	800	11,258	—	—	12,058	2,145
FedEx	Lake Charles	LA	Oct. 2014	—	(14)	255	7,485	—	572	8,312	1,711
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	400	9,201	1,772
Axon Energy Products	Houston	TX	Oct. 2014	—		297	2,432	—	—	2,729	454
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—	(11)	6,893	48,293	—	—	55,186	10,191
Tokmanni	Matsala	Finland	Nov. 2014	—	(10)	1,786	54,064	—	—	55,850	10,750
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—	(6)	356	4,590	—	—	4,946	885
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	1,520
KPN BV	Houten	The Netherlands	Nov. 2014	—	(12)	1,599	19,565	—	—	21,164	3,560

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	—	19,023	3,530
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	—	(14)	10,714	69,018	—	—	79,732	12,434
Diebold	North Canton	OH	Dec. 2014	—	(13)	—	9,142	—	—	9,142	1,982
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	—	2,460	559
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	509	7,616	1,251
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	752	8,564	1,565
Constellium Auto	Wayne	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	6,325
C&J Energy	Houston	TX	Mar. 2015	—		6,196	21,745	—	—	27,941	3,872
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	873
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	800
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	686
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	573
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	1,124
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	1,511
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	523
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	325
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(13)	954	4,619	—	—	5,573	798
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	615
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,537	15,644	—	—	19,181	2,961
Finnair	Helsinki	Finland	Sep. 2015	—	(10)	2,552	72,739	—	—	75,291	12,354
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	1,833
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	1,431
Auchan	Beychac-et-Caillau	France	Dec. 2016	—	(15)	4,107	13,357	—	—	17,464	2,248
DCNS	Guipavas	France	Dec. 2016	—	(15)	1,917	14,540	—	—	16,457	2,015
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—	(12)	14,651	49,835	—	669	65,155	6,469
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	1,437
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—	(6)	28,583	78,193	—	—	106,776	10,039
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—	(6)	10,675	54,530	—	—	65,205	7,577
ID Logistics	Landersheim	France	Dec. 2016	—	(15)	1,955	8,214	—	—	10,169	1,125
ID Logistics	Moreuil	France	Dec. 2016	—	(15)	3,017	6,103	—	—	9,120	879
ID Logistics	Weilbach	Germany	Dec. 2016	—	(11)	1,350	8,927	—	—	10,277	1,167
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	—	(12)	—	73,866	—	256	74,122	9,379
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—	(6)	2,717	8,689	—	—	11,406	1,356
Pole Emploi	Marseille	France	Dec. 2016	—	(15)	809	8,525	—	—	9,334	1,091
Sagemcom	Rueil Malmaison	France	Dec. 2016	—	(15)	3,048	73,218	—	3,852	80,118	9,829
Worldline SA	Blois	France	Dec. 2016	—	(15)	1,146	5,453	—	—	6,599	961

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	1,078
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	937
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	1,143
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	605
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	214
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	491	4,727	562
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	478
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	491
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	2,101
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	362
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	810
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	53	6,520	633
Chemours	Pass Christian	MS	Feb. 2018	—	(13)	382	16,149	—	—	16,531	1,880
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	713
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	115
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	530
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	101
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	1,539
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	6,296	35,036	3,185
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	1,025
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	1,357	10,844	1,132
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	2,500	11,936	1,462
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	1,232	14,628	1,525
FedEx	Blackfoot	ID	Jun. 2018	—	(13)	350	6,882	—	—	7,232	1,125
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	607	7,598	717
Rubbermaid	Akron	OH	Jul. 2018	—	(13)	1,221	17,145	—	—	18,366	1,505
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	3,597
Bush Industries	Jamestown	NY	Sep. 2018	—	(13)	1,535	14,818	—	—	16,353	1,302
FedEx	Greenville	NC	Sep. 2018	—	(13)	581	9,744	—	—	10,325	1,601
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	—	110,527	9,008
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	670
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	325
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	3,460
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	—	15,419	1,152
VersaFlex	Kansas City	KS	Dec. 2018	—		519	7,581	—	—	8,100	592

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Cummins	Gillette	WY	Mar. 2019	—	(14)	1,197	5,470	—	—	6,667	511
Stanley Security	Fishers	IN	Mar. 2019	—	(14)	1,246	11,879	—	—	13,125	900
Sierra Nevada	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	1,202
EQT	Waynesburg	PA	Apr. 2019	—	(14)	875	11,126	—	—	12,001	878
Hanes	Calhoun	GA	Apr. 2019	—	(14)	731	8,104	—	—	8,835	684
Union Partners	Aurora	IL	May 2019	—		929	11,621	—	—	12,550	810
Union Partners	Dearborn	MI	May 2019	—	(14)	3,028	11,645	—	—	14,673	849
ComDoc	North Canton	OH	Jun. 2019	—	(14)	602	15,128	—	—	15,730	1,123
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(14)	277	9,552	—	—	9,829	739
Encompass Health	Birmingham	AL	Jun. 2019	—	(14)	1,746	55,568	—	—	57,314	3,528
Heatcraft	Tifton	GA	Jun. 2019	—	(14)	346	9,064	—	—	9,410	577
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		40	343	—	—	383	25
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		232	15,488	—	—	15,720	1,001
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		348	4,747	—	—	5,095	375
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		190	9,488	—	—	9,678	612
CF Sauer SLB	Orange	FL	Aug. 2019	—		237	351	—	—	588	30
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—		2,201	12,884	—	—	15,085	864
SWECO	Florence	KY	Sep. 2019	—		2,080	21,924	—	—	24,004	1,526
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,061	5,929	—	1,761	10,751	400
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,073	7,130	—	1,589	11,792	480
Faurecia	Auburn Hills	MI	Dec. 2019	—		3,310	38,278	—	1,850	43,438	2,446
Plasma	Garland	TX	Dec. 2019	—		595	2,421	—	—	3,016	163
Plasma	El Paso	TX	Dec. 2019	—		72	2,478	—	—	2,550	130
Plasma	Bradenton	FL	Dec. 2019	—		185	3,747	—	—	3,932	208
Plasma	Hickory	NC	Dec. 2019	—		494	3,702	—	—	4,196	214
Plasma	Irving	TX	Dec. 2019	—		673	3,916	—	—	4,589	268
Plasma	Lake Charles	LA	Dec. 2019	—		301	1,730	—	—	2,031	106
Plasma	Mission	TX	Dec. 2019	—		275	1,735	—	—	2,010	102
Plasma	Meridian	MS	Dec. 2019	—		203	2,965	—	—	3,168	173
Plasma	Peoria	IL	Dec. 2019	—		206	2,578	—	—	2,784	143
Whirlpool	Cleveland	TN	Dec. 2019	—		2,230	20,923	—	—	23,153	1,281
Whirlpool	Clyde	OH	Dec. 2019	—		1,641	20,072	—	—	21,713	1,195
Whirlpool	Clyde	OH	Dec. 2019	—		3,559	17,283	—	—	20,842	1,207
Whirlpool	Findlay	OH	Dec. 2019	—		1,344	22,624	—	—	23,968	1,265
Whirlpool	Marion	OH	Dec. 2019	—		1,876	27,850	—	—	29,726	1,575
Whirlpool	Ottawa	OH	Dec. 2019	—		3,155	19,919	—	—	23,074	1,154

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

					Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
FedEx	Bathurst	Canada	Dec. 2019	—	40	2,260	—	—	2,300	181
FedEx	Woodstock	Canada	Dec. 2019	—	441	3,954	—	—	4,395	268
NSA Industries	Franklin	NH	Dec. 2019	—	237	7,968	(3)	6	8,208	494
Viavi	Santa Rosa	CA	Jan. 2020	—	3,209	4,203	—	1,177	8,589	284
CSTK	St. Louis	MO	Feb. 2020	—	3,405	8,155	—	—	11,560	540
Metal Technologies	Bloomfield	IN	Feb. 2020	—	167	1,034	—	—	1,201	68
Whirlpool	Fabriano	ITA	Feb. 2020	—	223	5,271	—	—	5,494	245
Whirlpool	Fabriano	ITA	Feb. 2020	—	2,603	15,067	—	—	17,670	767
FedEx	Moncton	Canada	Mar. 2020	—	311	3,101	—	—	3,412	176
Klaussner	Asheboro	NC	Mar. 2020	—	1,994	8,821	—	—	10,815	426
Klaussner	Asheboro	NC	Mar. 2020	—	3,470	19,521	—	—	22,991	894
Klaussner	Asheboro	NC	Mar. 2020	—	4,102	10,420	—	—	14,522	528
Klaussner	Candor	NC	Mar. 2020	—	1,705	9,528	—	—	11,233	449
Plasma	Danville	VA	May 2020	—	434	2,209	—	—	2,643	103
Plasma	Des Moines	IA	May 2020	—	254	2,827	—	—	3,081	121
Plasma	Erie	PA	May 2020	—	223	2,321	—	—	2,544	110
Plasma	Youngstown	OH	May 2020	—	41	4,600	—	—	4,641	187
Plasma	Dayton	OH	May 2020	—	61	1,796	—	—	1,857	76
Plasma	North Las Vegas	NV	May 2020	—	707	3,094	—	—	3,801	132
Klaussner	Asheboro	NC	Jun. 2020	—	2,438	3,025	—	—	5,463	120
NSA Industries	Franklin	NH	Jun. 2020	—	161	2,857	—	—	3,018	138
Johnson Controls	Las Rozas de Madrid	Spain	Sep. 2020	—	2,538	1,674	—	—	4,212	55
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	10,695	—	—	10,695	359
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	1,497	—	—	1,497	60
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—	5,484	47,121	40	(71)	52,574	1,503
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—	5,771	27,665	(40)	71	33,467	865
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—	6,473	32,490	—	—	38,963	1,113
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—	355	16,492	—	—	16,847	502
ZF Active Safety	Findlay	OH	Dec. 2020	—	1,231	21,410	—	—	22,641	594
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—	1,107	2,914	—	—	4,021	78
FCA USA	Detroit	MI	Dec. 2020	—	5,125	95,485	973	564	102,147	2,547
Momentum Manufacturing Group	Amherst	NH	Apr. 2021	—	498	5,233	—	—	5,731	112
Cameron International	Pearsall	TX	Apr. 2021	—	298	6,356	—	—	6,654	139
McLaren	Woking	United Kingdom	Apr. 2021	80,518	13,613	140,050	—	—	153,663	2,421
McLaren	Woking	United Kingdom	Apr. 2021	55,953	9,638	56,501	—	—	66,139	1,022
Tragalar Court	St. Peter Port	Channel Islands	Sep. 2021	37,834	12,149	58,030	—	—	70,179	487

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)

					Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2021 (2)(3)	Accumulated Depreciation (4)(5)
Walmart Inc.	Bentonville	AR	Oct. 2021	—	4,358	33,231	—	—	37,589	232
Pilot Point Steel	Hallettsville	TX	Oct. 2021	—	386	3,085	—	—	3,471	31
Pilot Point Steel	Pilot Point	TX	Oct. 2021	—	854	7,184	—	—	8,038	57
Promess Incorporated	Brighton	MI	Dec. 2021	—	299	6,170	—	—	6,469	14
Promess Incorporated	Brighton	MI	Dec. 2021	—	278	1,824	—	—	2,102	5
Promess Incorporated	Brighton	MI	Dec. 2021	—	288	1,758	—	—	2,046	4
Thetford Corporation	Ann Arbor	MI	Dec. 2021	—	1,353	8,197	—	—	9,550	20
Thetford Corporation	Dexter	MI	Dec. 2021	—	3,307	10,248	—	—	13,555	25
Thetford Corporation	Mishawaka	IN	Dec. 2021	—	616	4,659	—	—	5,275	5
PFB America Corporation	Blissfield	MI	Dec. 2021	—	219	2,121	—	—	2,340	—
PFB America Corporation	Blissfield	MI	Dec. 2021	—	118	651	—	—	769	—
PFB America Corporation	Lebanon	OH	Dec. 2021	—	398	4,718	—	—	5,116	—
PFB America Corporation	Lester Prairie	MN	Dec. 2021	—	448	5,817	—	—	6,265	—
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—	906	5,833	—	—	6,739	—
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—	2,353	4,840	—	—	7,193	—
Plasti-Fab Ltd	Kitchener	Canada	Dec. 2021	—	3,265	7,568	—	—	10,833	—
Plasti-Fab Ltd	Winnipeg	Canada	Dec. 2021	—	1,086	356	—	—	1,442	—
Thetford Corporation	Etten-Leur	Netherlands	Dec. 2021	—	3,955	16,040	—	—	19,995	—

Encumbrances allocated based on notes below				1,205,562
				$1,449,867	$513,873	$3,381,117	(2,294)	$50,289	$3,942,985	$431,886
_______
(1)These are stated principal amounts at spot rates for those in local currency and exclude $16.6 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $748.4 million are not reflected in the table above.
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2021 is $4.4 billion.
(4)The accumulated depreciation column excludes approximately $378.8 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the UK Multi-Property Cross Collateralized Loan of $252.4 million as of December 31, 2021.
(7)These properties collateralize the U.S. Multi-Property Loan I of $162.6 million as of December 31, 2021.
(8)These properties collateralize the U.S. Multi-Property Loan II of $32.8 million as of December 31, 2021.
(9)These properties collateralize the U.S. Multi-Property Loan III of $98.5 million as of December 31, 2021.
(10)These properties collateralize the loan on the Finland properties of $83.9 million as of December 31, 2021.
(11)These properties collateralize the loan on the Germany properties of $58.4 million as of December 31, 2021.
(12)These properties collateralize the loan on the Luxembourg and Netherlands properties of $136.1 million as of December 31, 2021.
(13)These properties collateralize the U.S. Multi-Property Loan IV of $97.5 million as of December 31, 2021.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2021
(dollar amounts in thousands)
(14)These properties collateralize the U.S. Multi-Property Loan V of $204.0 million as of December 31, 2021.
(15) These properties collateralize the loan on the French properties of $79.4 million as of December 31, 2021.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part II

December 31, 2021
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Real estate investments, at cost:
Balance at beginning of year	$3,606,969	$3,111,496	$2,745,348
Additions-Acquisitions	468,032	424,595	511,378
Asset dispositions	(56,136)	—	(143,004)
Impairment charge	(16,326)	—	(6,299)
Currency translation adjustment	(59,554)	70,878	4,073
Balance at end of the year	$3,942,985	$3,606,969	$3,111,496

Accumulated depreciation:
Balance at beginning of year	$355,855	$266,722	$220,225
Depreciation expense	94,083	80,466	69,257
Asset dispositions	(10,970)	—	(22,821)
Currency translation adjustment	(7,082)	8,667	61
Balance at end of the year	$431,886	$355,855	$266,722