Form 10-Q
period 2022-03-31
Global Net Lease, Inc.
filed 2022-05-05
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2022, the registrant had 103,627,074 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, at cost (Note 3):
Land	$505,823	$511,579
Buildings, fixtures and improvements	3,394,391	3,424,431
Construction in progress	6,377	6,975
Acquired intangible lease assets	710,418	748,363
Total real estate investments, at cost	4,617,009	4,691,348
Less accumulated depreciation and amortization	(810,182)	(810,686)
Total real estate investments, net	3,806,827	3,880,662
Assets held for sale	3,360	—
Cash and cash equivalents	123,502	89,668
Restricted cash	4,572	3,643
Derivative assets, at fair value (Note 8)	15,262	4,260
Unbilled straight-line rent	67,672	74,221
Operating lease right-of-use asset (Note 10)	52,465	52,851
Prepaid expenses and other assets	51,184	49,178
Due from related parties	447	—
Deferred tax assets	1,470	1,488
Goodwill	21,808	22,060
Deferred financing costs, net	4,171	4,925
Total Assets	$4,152,740	$4,182,956

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,399,713	$1,430,915
Revolving credit facility (Note 5)	260,270	225,566
Term loan, net (Note 5)	273,197	278,554
Senior notes, net (Note 6)	492,077	491,735
Acquired intangible lease liabilities, net	28,158	29,345
Derivative liabilities, at fair value (Note 8)	991	4,259
Due to related parties	892	893
Accounts payable and accrued expenses	29,218	25,887
Operating lease liability (Note 10)	23,247	22,771
Prepaid rent	36,228	32,756
Deferred tax liability	7,983	8,254
Taxes payable	—	—
Dividends payable	5,428	5,386
Total Liabilities	2,557,402	2,556,321
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2022 and December 31, 2021	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,601,277 and 4,503,893 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	46	45
Common Stock, $0.01 par value, 250,000,000 shares authorized, 103,909,713 and 103,900,452 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,369	2,369
Additional paid-in capital	2,678,030	2,675,154
Accumulated other comprehensive income	15,309	15,546
Accumulated deficit	(1,108,645)	(1,072,462)
Total Stockholders’ Equity	1,587,177	1,620,720
Non-controlling interest	8,161	5,915
Total Equity	1,595,338	1,626,635
Total Liabilities and Equity	$4,152,740	$4,182,956
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue from tenants	$97,133	$89,390

Expenses:
Property operating	7,460	7,570
Operating fees to related parties	10,076	9,639
Impairment charges	230	—
Acquisition, transaction and other costs	8	17
General and administrative	3,894	4,128
Equity-based compensation	2,727	2,577
Depreciation and amortization	39,889	39,684
Total expenses	64,284	63,615
Operating income	32,849	25,775
Other income (expense):
Interest expense	(24,123)	(21,368)
Gain on derivative instruments	4,615	1,842
Other income	295	15
Total other expense, net	(19,213)	(19,511)
Net income before income tax	13,636	6,264
Income tax expense	(3,095)	(2,080)
Net income	10,541	4,184
Preferred stock dividends	(5,058)	(5,016)
Net income (loss) attributable to common stockholders	$5,483	$(832)

Basic and Diluted Earnings (Loss) Per Share:
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.05	$(0.01)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	103,596,182	91,479,497
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$10,541	$4,184

Other comprehensive income (loss)
Cumulative translation adjustment	(10,285)	2,017
Designated derivatives, fair value adjustments	10,048	3,795
Other comprehensive (loss) income	(237)	5,812

Comprehensive income	10,304	9,996

Preferred Stock dividends	(5,058)	(5,016)

Comprehensive income attributable to common stockholders	$5,246	$4,980

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net	—	—	97,384	1	—	—	2,395	—	—	2,396	—	2,396
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,566)	(41,566)	—	(41,566)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,977)	(1,977)	—	(1,977)
Equity-based compensation, net of forfeitures	—	—	—	—	9,261	—	481	—	—	481	2,246	2,727
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net Income	—	—	—	—	—	—	—	—	10,541	10,541	—	10,541
Cumulative translation adjustment	—	—	—	—	—	—	—	(10,285)	—	(10,285)	—	(10,285)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	10,048	—	10,048	—	10,048
Balance, March 31, 2022	6,799,467	$68	4,601,277	$46	103,909,713	$2,369	$2,678,030	$15,309	$(1,108,645)	$1,587,177	$8,161	$1,595,338

	Three Months Ended March 31, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 30, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	5,895,802	59	105,691	—	—	105,750	—	105,750
Issuance of Series B Preferred Stock, net	—	—	641,940	6	—	—	15,953	—	—	15,959	—	15,959
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(36,213)	(36,213)	—	(36,213)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, 0.43 per share	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Equity-based compensation, net of forfeitures	—	—	—	—	1,659	—	219	—	—	219	2,358	2,577
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Net Income	—	—	—	—	—	—	—	—	4,184	4,184	—	4,184
Cumulative translation adjustment	—	—	—	—	—	—	—	2,017	—	2,017	—	2,017
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	3,795	—	3,795	—	3,795
Balance, March 31, 2021	6,799,467	$68	4,503,893	$45	95,512,062	$2,286	$2,540,522	$13,885	$(933,695)	$1,623,111	$24,118	$1,647,229

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$10,541	$4,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,574	22,461
Amortization of intangibles	15,315	17,223
Amortization of deferred financing costs	2,596	2,279
Amortization of mortgage discounts	251	—
Amortization of below-market lease liabilities	(965)	(1,088)
Amortization of above-market lease assets	1,071	907
Amortization related to right-of-use assets	224	240
Amortization of lease incentives and commissions	272	119
Unbilled straight-line rent	(2,853)	(944)
Termination fee receipt	9,003	—
Equity-based compensation	2,727	2,577
Unrealized gains on foreign currency transactions, derivatives, and other	(4,210)	(1,762)
Lease incentive and commission payments	(2,315)	—
Impairment charges	230	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(475)	1,367
Accounts payable and accrued expenses	2,361	558
Prepaid rent	3,472	5,099
Net cash provided by operating activities	61,819	53,220
Cash flows from investing activities:
Deposits for real estate investments	—	(1,200)
Capital expenditures	(1,782)	(3,247)
Net cash used in investing activities	(1,782)	(4,447)
Cash flows from financing activities:
Borrowings under revolving credit facilities	35,000	15,000
Principal payments on mortgage notes payable	(14,065)	(2,709)
Common Stock issuance proceeds, net	—	105,750
Series B Preferred Stock issuance proceeds, net	2,396	15,959
Payments of financing costs	—	(150)
Dividends paid on Common Stock	(41,566)	(36,213)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(1,935)	(1,701)
Distributions to non-controlling interest holders	(100)	(103)
Net cash (used in) provided by financing activities	(23,351)	92,752
Net change in cash, cash equivalents and restricted cash	36,686	141,525
Effect of exchange rate changes on cash	(1,923)	(2,998)
Cash, cash equivalents and restricted cash, beginning of period	93,311	125,693
Cash, cash equivalents and restricted cash, end of period	$128,074	$264,220

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents, end of period	$123,502	$262,868
Restricted cash, end of period	4,572	1,352
Cash, cash equivalents and restricted cash, end of period	$128,074	$264,220

Non-Cash Investing Activity:
Accrued capital expenditures	$969	$—
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company owned 309 properties consisting of 39.3 million rentable square feet, which were 98.7% leased, with a weighted-average remaining lease term of 8.4 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2022, 61% of the Company’s properties are located in the U.S. and Canada and 39% in Europe. In addition, the Company’s portfolio was comprised of 55% industrial/distribution properties, 42% office properties and 3% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2022. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, income taxes, derivative financial instruments, hedging activities, equity-based compensation expenses related to the multi-year outperformance agreements entered into with the Advisor in 2018 (the “2018 OPP”) and in 2021 (the “2021 OPP”) and fair value measurements, as applicable.
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements in 2020 on leases with several tenants. The Company did not enter any rent deferral agreements in 2021 or the first three months of 2022.
For accounting purposes, in accordance with ASC 842, normally a company would be required to assess the modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (i.e. operating, direct financing or sales-type). However, in light of the COVID-19 pandemic due to which many leases were modified, the Financial Accounting Standards Board (“FASB”) and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat a lease amendment as a modification. In order to qualify for the relief, the modifications must be COVID-19 related and cash flows must be substantially the same or less than those prior to the concession. The Company elected to use this relief where applicable. In those circumstances, the Company has accounted for these arrangements as if no changes to the lease contract were made. For those leases that do not qualify for the relief, the Company performs a lease modification analysis and if required, uses lease modification accounting.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of March 31, 2022, these leases had a weighted-average remaining lease term of 8.4 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
For new leases after acquisition of a property, the commencement date is considered to be the date the lease is executed and the tenant has access to the space. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.
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
On September 3, 2021, the Company entered into a lease termination agreement with one of its tenants which required the tenant to pay the Company a termination fee of approximately £6.7 million (approximately $9.0 million based on the exchange rate as of the end of the lease term on January 4, 2022). This payment was received in January 2022, however it was recorded in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, the Company recorded approximately £0.2 million ( approximately $0.3 million) in revenue from tenants during the three months ended March 31, 2022. The termination fee was recorded in unbilled straight-line rent on the Company’s consolidated balance sheet as of December 31, 2021.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed its annual goodwill impairment evaluation in the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. There were no material changes to this assessment as of March 31, 2022.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) to the extent that it is effective.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU became effective for the Company January 1, 2022, and did not have a material impact on the Company’s consolidated financial statements.
Pending Adoption as of March 31, 2022:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
There were no property acquisitions during the three months ended March 31, 2022 and 2021.
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges to its intangible assets associated with its real estate investments during the three months ended March 31, 2022 and 2021.
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
During the fourth quarter of 2021, the Company began an operational review of one of its properties and concluded that the estimated fair value was lower than its carrying value resulting in the recording of an impairment charge in the fourth quarter of 2021. In the first quarter of 2022, the Company recorded an additional impairment charge related to this property, representing the estimated selling costs (for additional information on the impairment charge recorded for this asset, see “Impairment Charge” section below). Also, as of March 31, 2022, the Company evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on the Company's accounting policies. Because this asset is considered held for sale, the operating results of this property remain classified within continuing operations for all periods presented.
As of December 31, 2021, the Company did not have any properties that were classified as held for sale. The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of March 31, 2022:

March 31,
(In thousands)	2022
Real estate investments held for sale, at cost:
Land	$1,210
Buildings, fixtures and improvements	4,689
Acquired intangible lease assets	4,972
Total real estate assets held for sale, at cost	10,871
Less accumulated depreciation and amortization	7,281
Less additional selling costs	230
Total real estate investments held for sale, net	$3,360
Impairment Charge
The impairment charge recorded during the three months ended March 31, 2022 of $0.2 million was based on the estimated selling price, less estimated transactions costs, of the aforementioned property that is classified as held for sale as of March 31, 2022.
Dispositions
During the three months ended March 31, 2022 and 2021, the Company did not sell any properties.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2022 and December 31, 2021. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2022 and December 31, 2021.

Country / U.S. State	March 31, 2022	December 31, 2021
United States	60.1%	59.2%
Michigan	14.7%	14.5%
United Kingdom	20.6%	21.5%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2022 and December 31, 2021 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2022	December 31, 2021				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$82,250	$83,940	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	77,804	79,403	2.5%	(3)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	57,242	58,417	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	133,379	136,120	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	350,675	357,880

United Kingdom:	McLaren Loan	3	132,649	136,471	6.1%		Fixed	Apr. 2024
	Trafalgar Court	1	36,774	37,834	2.1%		Variable	Sep. 2022
	United Kingdom Properties - Bulk Loan	42	231,588	252,352	3.1%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	46	401,011	426,657

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	120	1,417,016	1,449,867	3.6%
	Mortgage discount		(2,062)	(2,374)
	Deferred financing costs, net of accumulated amortization (7)		(15,241)	(16,578)
	Mortgage notes payable, net	120	$1,399,713	$1,430,915	3.6%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of March 31, 2022.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of March 31, 2022.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3 month Euribor. Euribor rate in effect as of March 31, 2022.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus daily SONIA as of January 25, 2022 rate in effect as of March 31, 2022. This loan requires principal repayments that began in 2020 based on amounts specified under the loan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of March 31, 2022:

(In thousands)	Future Principal Payments (1)
2022 (remainder)	$55,161
2023	270,441
2024	348,278
2025	77,804
Thereafter	665,332
Total	$1,417,016
______
(1)Assumes exchange rates of £1.00 to $1.31 for GBP and €1.00 to $1.11 for EUR as of March 31, 2022 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of March 31, 2022 was $1.9 billion, of which approximately $1.1 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2022, the Company was in compliance with all of its financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of March 31, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit will be held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
French Properties
During the second and third quarters of 2021, the Company also triggered a cash sweep under one of its loans with a balance of €70.0 million ($77.8 million) as of March 31, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash collateral account. As of March 31, 2022, the amount of cash swept was €2.9 million ($3.2 million) and is recorded in restricted cash on the Company’s consolidated balance sheet.
If and when the aggregate WAULT of the loan collateral again exceeds three years the cash sweep will cease (so long as the aggregate WAULT of the loan collateral thereafter continues to exceed three years). The lender will be required to release all funds retained by the lender in the excess cash flow account in respect of this WAULT cash sweep upon the loan collateral achieving an aggregate WAULT of not less than four years. Per the terms of the applicable loan agreement, the funds held in the excess cash flow account are included for purposes of the calculation of the loan to value ratio.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of March 31, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender will sweep all cash flow attributable to the lease that triggered the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of March 31, 2022 and December 31, 2021 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto, which, as of March 31, 2022, provided for an $835.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) and a €247.1 million ($274.6 million based on the prevailing exchange rate as of March 31, 2022) senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Facility was originally entered into on July 24, 2017 and it has been amended from time to time.
On April 8, 2022, the Company entered into an amendment and restatement of the Credit Facility. See Note 15 — Subsequent Events for additional details on the amendment and restatement of the Credit Facility.

	March 31, 2022						December 31, 2021
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD		TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$260,270	$202,000	£17,000	€5,000	C$	38,000	$225,566	$167,000	£17,000	€5,000		€38,000

Term Loan	274,621	—	—	247,075	—		280,266	—	—	247,075	—
Deferred financing costs	(1,424)	—	—	—	—		(1,712)	—	—	—	—
Term Loan, Net	273,197	—	—	247,075	—		278,554	—	—	247,075	—
Total Credit Facility	$533,467	$202,000	£17,000	€252,075	C$	38,000	$504,120	$167,000	£17,000	€252,075	C$	38,000
(1)Assumes exchange rates of £1.00 to $1.31 for GBP, €1.00 to $1.11 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.80 as of March 31, 2022 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.35 for GBP , €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.

Credit Facility - Terms

The aggregate total commitments prior to the amendment and restatement of the Credit Facility on April 8, 2022 were approximately $1.2 billion, and through an uncommitted accordion feature would have allowed for increased commitments under the Credit Facility of up to $565.0 million. See Note 15 — Subsequent Events for additional details on the amendment and restatement of the Credit Facility.
Prior to the amendment and restatement of the Credit Facility, the Credit Facility consisted of two components, a Revolving Credit Facility and a Term Loan, both of which required payment of interest-only. The Revolving Credit Facility was scheduled to mature on August 1, 2023, and the Term Loan was scheduled to mature on August 1, 2024. Prior to the amendment and restatement, borrowings under the Credit Facility bore interest at a variable rate per annum based on an applicable margin that varied based on the ratio of consolidated total indebtedness and the consolidated total asset value of the Company and its subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin was based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of March 31, 2022, the Credit Facility had a weighted-average effective interest rate of 2.8% after giving effect to interest rate swaps in place.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. As of March 31, 2022, approximately $102.4 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. The Term Loan is denominated in EUR.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility also imposes certain affirmative and negative covenants on the OP, the Company and certain of its subsidiaries including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (see additional information below), mergers and asset sales, as well as financial covenants requiring the OP to maintain, among other things, ratios related to leverage, secured leverage, fixed charge coverage and unencumbered debt services, as well as a minimum consolidated tangible net worth. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to the Company’s common stock, $0.01 par value per share (“Common Stock”), the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”) or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020, may use this exception in the future.
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
March 31, 2022
(Unaudited)
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Facility pursuant to a guarantee and a related contribution agreement which governs contribution rights of the guarantors in the event any amounts become payable under the guaranty.
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. As of March 31, 2022 and December 31, 2021, the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $492.1 million and $491.7 million, respectively, which is net of $7.9 million and $8.3 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year. The first payment was made on June 15, 2021.
As of March 31, 2022, the Company was in compliance with the covenants under the Indenture governing the Senior Notes. Additional information on the terms of the Senior Notes can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$3,700	$—	$3,700
Interest rate swaps, net (USD,GBP & EUR)	$—	$10,571	$—	$10,571
December 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$1,702	$—	$1,702
Interest rate swaps, net (USD,GBP & EUR)	$—	$(1,701)	$—	$(1,701)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022 and year ended December 31, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of March 31, 2022 and December 31, 2021 were $1.4 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $260.3 million and a fair value of $263.8 million. As of December 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $225.6 million and a fair value of $225.0 million.
•As of March 31, 2022 the Company’s Term Loan had a gross carrying value of $274.6 million and a fair value of $276.4 million. As of December 31, 2021 the Company’s Term Loan had a gross carrying value of $280.3 million and a fair value of $279.3 million.
•As of March 31, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $461.3 million. As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $489.1 million.
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
March 31, 2022
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(In thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(208)	$(636)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	2,813	332
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(1,105)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	5,769	598
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	—	(536)
Total		$8,374	$(1,347)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$2,108	$1,366
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(543)	(1,239)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,164	1,678
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(29)	(103)
Interest rate swaps (EUR)	Derivative assets, at fair value	2,408	286
Interest rate swaps (USD)	Derivative liabilities, at fair value	(211)	(640)
Total		$5,897	$1,348
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2023, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	March 31, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	49	$289,812	49	$298,163
Interest rate “pay-fixed” swaps (EUR)	14	467,270	14	476,874
Interest rate “pay-fixed” swaps (USD)	1	75,000	1	75,000
Total	64	$832,082	64	$850,037
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Amount of gain recognized in AOCI from derivatives	$8,854	$2,037
Amount of loss reclassified from AOCI into income as interest expense	$(1,300)	$(1,743)
Total interest expense recorded in the consolidated statements of operations	$24,123	$21,368
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2022 and December 31, 2021 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended March 31, 2022 and 2021, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $4.6 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
As of March 31, 2022 and December 31, 2021, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	32	$56,146	38	$64,182
Foreign currency forwards (EUR-USD)	41	39,458	48	46,507
Interest rate swaps (EUR)	8	113,984	8	116,327
Interest rate swaps (USD)	2	75,000	2	75,000
Total	83	$284,588	96	$302,016
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2022	$15,262	$(991)	$—	$14,271	$—	$—	$14,271
December 31, 2021	$4,260	$(4,259)	$—	$1	$—	$—	$1
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
As of March 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.5 million. As of March 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had 103,909,713 and 103,900,452, respectively, shares of Common Stock issued and outstanding, including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future. As of June 2 2021, the end of the performance period applicable to the 2,554,930 LTIP Units granted to the Advisor pursuant to the 2018 OPP, a total of 2,135,496 of these LTIP Units were earned and became vested and the remainder were forfeited. The earned LTIP Units were subsequently converted into an equal number of units of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
limited partnership interest in the OP designated as “OP Units” (“OP Units”). On June 17, 2021, the Advisor exercised its right to redeem these OP Units for, at the Company’s option, cash or shares of Common Stock on a one-for-one basis. On the same day, the Company’s board of directors elected to satisfy the OP’s redemption obligation by issuing shares of Common Stock to the Advisor. The shares were issued to the Advisor on June 18, 2021. As a result, the Company recorded a reclassification of $25.3 million from non-controlling interests to additional paid-in-capital during the second quarter of 2021.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents, having an aggregate offering price of $500 million.
•During the three months ended March 31, 2022, the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2022 and December 31, 2021. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2022 and December 31, 2021. The Company had 4,601,277 and 4,503,893 shares of Series B Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of March 31, 2022 and December 31, 2021. No shares of Series C Preferred Stock were issued and outstanding as of March 31, 2022 and December 31, 2021.
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the three months ended March 31, 2022, the Company sold 97,384 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $2.4 million before nominal commissions paid and issuance costs.
•During the three months ended March 31, 2021, the Company sold 641,940 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $16.2 million, before commissions paid of approximately $0.2 million and nominal additional issuance costs.
Dividends
Common Stock Dividends
During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company paid dividends on its common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 14 to 95 years as of March 31, 2022. The Company did not enter into any additional ground leases during the three months ended March 31, 2022.
As of March 31, 2022 and December 31, 2021, the Company’s balance sheet includes ROU assets of $52.5 million and $52.9 million, respectively, and operating lease liabilities of $23.2 million and $22.8 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 30.1 years and a weighted-average discount rate of 4.38% as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company paid cash of approximately $0.3 million and $0.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.4 million, respectively, on a straight-line basis in accordance with the standard.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table reflects the base cash rental payments due from the Company as of March 31, 2022:

(In thousands)	Future Base Rent Payments (1)
2022 (remainder)	$1,030
2023	1,373
2024	1,377
2025	1,382
2026	1,383
2027	—
Thereafter	37,073
Total minimum lease payments (2)	43,618
Less: Effects of discounting	(20,371)
Total present value of lease payments	$23,247
________
(1)Assumes exchange rates of £1.00 to $1.31 for GBP and €1.00 to $1.11 for EUR as of March 31, 2022 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of March 31, 2022 AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of March 31, 2022 the Company had $0.4 million of receivables from the Advisor or its affiliates. As of December 31, 2021 the Company did not have any receivables from the Advisor or its affiliates. As of March 31, 2022 and December 31, 2021, the Company had $0.9 million of payables to the Advisor or its affiliates.
As of March 31, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of March 31, 2022 and December 31, 2021.
The Company paid $0.1 million and $0.1 million in distributions to the Advisor as the sole holder of LTIP Units during the three months ended March 31, 2022 and 2021, respectively, which are included in accumulated deficit in the consolidated statements of equity. As of March 31, 2022 and December 31, 2021, the Company had no unpaid distributions on the LTIP Units.
Fees Paid in Connection with the Operations of the Company
Under the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), by and among the Company, the OP and the Advisor, the Company pays the Advisor the following fees in cash:
(a)    a base fee of $18.0 million per annum payable in cash monthly in advance (“Minimu m Base Management Fee”); and

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three months ended March 31, 2022 or 2021. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ended December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
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
March 31, 2022
(Unaudited)
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
Under the Advisory Agreement, the Company has also agreed to reimburse, indemnify and hold harmless each of the Advisor and its affiliates, and the directors, officers, employees, partners, members, stockholders, other equity holders, agents and representatives of the Advisor and its affiliates (each, an “Advisor Indemnified Party”), of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of the Advisor Indemnified Party performed in good faith under the Advisory Agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties on the part of the Advisor Indemnified Party. In addition, the Company has agreed to advance funds to an Advisor Indemnified Party for reasonable legal fees and other reasonable costs and expenses incurred as a result of any claim, suit, action or proceeding for which indemnification is being sought, subject to repayment if the Advisor Indemnified Party is later found pursuant to a final and non-appealable order or judgment to not be entitled to indemnification.
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
March 31, 2022
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
During the year ended December 31, 2021, the Company incurred leasing commissions to the Property Manager of $1.9 million, and, during the three months ended March 31, 2022, the Company incurred $0.8 million of leasing commissions to the Property Manager. These amounts are being expensed over the terms of the related leases. During the three months ended March 31, 2022 and 2021, $86,133 and $42,000, respectively, was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three months ended March 31, 2022 and 2021 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three months ended March 31, 2022 or 2021.
The following table reflects related party fees incurred, forgiven and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2022	2021
(In thousands)	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$8,239	$7,678
Property management fees	1,837	1,961
Total related party operational fees and reimbursements	$10,076	$9,639
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.4 million and $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.7 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Note 13 — Equity-Based Compensation
2021 Equity Plan
At the Company’s 2021 annual meeting of stockholders held on April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (the “Individual Plan”) and the 2021 Omnibus Advisor Incentive Compensation Plan of Global Net Lease, Inc. (the “Advisor Plan” and together with the Individual Plan, the “2021 Equity Plan”). Both the Individual Plan and the Advisor Plan became effective upon stockholder approval.
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
Option Plan
Because the Individual Plan and Advisor Plan were approved by the Company’s stockholders on April 12, 2021, no awards will be granted under the Global Net Lease, Inc. 2012 Stock Option Plan (the “Option Plan”) after that date. While effective, the Option Plan authorized the grant of nonqualified Common Stock options to the Company’s directors, officers, advisors, consultants and other personnel of the Company, the Advisor and the Property Manager and their affiliates, subject to the absolute discretion of the Company’s board of directors and the applicable limitations of the Plan. The exercise price for any stock options granted under the Option Plan was to be equal to the closing price of a share of Common Stock on the last trading day preceding the date of grant. A total of 0.5 million shares had been authorized and reserved for issuance under the Plan. No stock options have been issued under the Option Plan.
Restricted Share Plan
The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of Restricted Shares and RSUs to directors, officers and full-time employees (if any), of the Company, the Advisor and its affiliates, and certain persons that provide services to the Company, the Advisor or its affiliates.
Under the RSP, prior to stockholder approval of the 2021 Equity Plan, the number of shares of Common Stock available for awards was equal to 10.0% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time, and, if any awards granted under the RSP are forfeited for any reason, the number of forfeited shares was again available for purposes of granting awards under the RSP. Because the 2021 Equity Plan was approved by the Company’s stockholders, only 2,772,905 shares of Common Stock remained available for the grant of new awards under the RSP through the expiration of the RSP on April 20, 2022, and shares of Common Stock underlying awards that expire, terminate, are cancelled or are forfeited under the RSP will not again be available for issuance under the RSP. Awards previously granted under the RSP will remain outstanding (and eligible to vest and settle) in accordance with their terms under the RSP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$16.47
Vested	(9,411)	13.37
Unvested, March 31, 2022	35,099	17.30

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Vested	(9,409)	13.37
Unvested, March 31, 2021	35,540	15.88

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
In September 2020 and May 2021, the Company granted 132,025 and 213,125 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years.
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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the three months ended March 31, 2022, 150 Restricted Shares were forfeited.
Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Forfeitures	(150)	19.41
Unvested, March 31, 2022	304,957	18.81

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	132,025	$17.41
Forfeitures	(7,750)	17.41
Unvested, March 31, 2021	124,275	17.41

Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of March 31, 2022, the Company had $0.4 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2022, the Company had $4.5 million unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.1 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Compensation Expense - 2021 OPP and 2018 OPP
During the three months ended March 31, 2022 and 2021, the Company recorded total compensation expense related to the LTIP Units of $2.2 million and $2.4 million, respectively.
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
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. In total, the Company paid $0.1 million and $0.1 million of distributions related to LTIP Units during the three months ended March 31, 2022 and 2021, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.
Performance Measures
With respect to one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the Company’s achievement of absolute TSR levels as shown in the table below.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2022 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Net income (loss) attributable to common stockholders	$5,483	$(832)
Adjustments to net income (loss) attributable to common stockholders for common share equivalents	(222)	(153)
Adjusted net (loss) income attributable to common stockholders	$5,261	$(985)

Weighted average common shares outstanding — Basic and Diluted	103,596,182	91,479,497
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$0.05	$(0.01)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Unvested RSUs (1)	43,883	44,322
Unvested Restricted Shares (2)	305,105	129,356
LTIP Units (3)	2,500,000	2,554,930
Total common share equivalents excluded from EPS calculation	2,848,988	2,728,608
(1) There were 35,099 and 35,540 unvested RSUs issued and outstanding as of March 31, 2022 and 2021, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 304,957 and 124,275 unvested Restricted Shares issued and outstanding as of March 31, 2022 and 2021 respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of March 31, 2022 and 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of March 31, 2021. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP and 2021 OPP.
Conditionally issuable shares relating to the 2021 OPP award (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2022 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions
Subsequent to March 31, 2022, the Company acquired one property at a contract purchase price of $13.4 million. This property was acquired with cash on hand.
Amendment and Restatement of Credit Facility
On April 8, 2022, the Company entered into an amendment and restatement of the Credit Facility with KeyBank as agent, and the other lender parties thereto. Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the Revolving Credit Facility. The amount previously outstanding under the Term Loan was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions.
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base.
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%.
Following the amendment and restatement, the Credit Facility now matures on April 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Previously, the Credit Facility had been scheduled to mature in August 2023, subject to the Company extension options. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
The Credit Facility contains events of default relating to customary matters, including, among other things, payment defaults, covenant defaults, breaches of representations and warranties, events of default under other material indebtedness, material judgments, bankruptcy events and change of control events, such as certain changes to the composition of the Company’s board of directors and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) have guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Facility is required to guarantee, the OP’s obligations under the Credit Facility. For any Guarantor subsidiary of the OP, this guarantee will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth.
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Agreement pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement (the “Contribution Agreement”) which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. In connection with the amendment and restatement of the Credit Facility, the Guaranty and the Contribution Agreement were also amended.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
We are an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are crucial to the success of our roster of primarily “Investment Grade” tenants (defined below). We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of March 31, 2022, we owned 309 properties consisting of 39.3 million rentable square feet, which were 98.7% leased, with a weighted-average remaining lease term of 8.4 years. Based on the percentage of annualized rental income on a straight-line basis, as of March 31, 2022, 61% of our properties were located in the U.S. and Canada and 39% of our properties were located in Europe, and our portfolio was comprised of 55% industrial/distribution properties, 42% office properties and 3% retail properties. These percentages as of March 31, 2022 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2022. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of Global Net Lease Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 61.9% of our rental income on an annualized straight-line basis for leases in place as of March 31, 2022 was derived from Investment Grade rated tenants, comprised of 33.8% leased to tenants with an actual investment grade rating and 28.1% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2022.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has not yet had a significant impact on our business. However, the ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Since the pandemic began in 2020, we have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our rent collections during this pandemic.
As of April 30, 2022, we have collected approximately 100% of the original cash rent due for the first quarter of 2022 across our entire portfolio. This level of collection was consistent with our level of collections for each quarter during the year ended December 31, 2021.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. During 2020 in light of COVID-19 pandemic, we agreed with certain tenants to defer a certain portion of cash rent due in 2020 to instead be due during 2021 and 2022. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we still collected approximately 100% of original cash rent due in the first quarter of 2022 across our entire portfolio. This information about rent collections may not be indicative of any future period. There is no assurance that we will be able to collect the cash rent that is due in future months. The ongoing impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2021 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these significant accounting estimates and critical accounting policies.

Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of March 31, 2022:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	2.0
Wickes Building Supplies I	May 2013	UK	1	30	9.8
Everything Everywhere	Jun. 2013	UK	1	65	5.3
Thames Water	Jul. 2013	UK	1	79	3.4
Wickes Building Supplies II	Jul. 2013	UK	1	29	4.7
PPD Global Labs	Aug. 2013	US	1	77	2.7
Northern Rock	Sep. 2013	UK	2	86	6.4
Wickes Building Supplies III	Nov. 2013	UK	1	28	6.7
XPO Logistics	Nov. 2013	US	7	105	1.7
Wolverine	Dec. 2013	US	1	469	0.8
Rheinmetall	Jan. 2014	GER	1	320	1.8
GE Aviation	Jan. 2014	US	1	369	3.8
Provident Financial	Feb. 2014	UK	1	117	13.6
Crown Crest	Feb. 2014	UK	1	806	16.9
Trane	Feb. 2014	US	1	25	1.7
Aviva	Mar. 2014	UK	1	132	7.2
DFS Trading I	Mar. 2014	UK	5	240	8.0
GSA I	Mar. 2014	US	1	135	0.4
National Oilwell Varco I	Mar. 2014	US	1	24	1.3
GSA II	Apr. 2014	US	2	25	0.9
OBI DIY	Apr. 2014	GER	1	144	1.8
DFS Trading II	Apr. 2014	UK	2	39	8.0
GSA III	Apr. 2014	US	2	28	0.7
GSA IV	May 2014	US	1	33	3.3
Indiana Department of Revenue	May 2014	US	1	99	0.8
National Oilwell Varco II	May 2014	US	1	23	7.9
Nissan	May 2014	US	1	462	6.5
GSA V	Jun. 2014	US	1	27	1.0
Lippert Components	Jun. 2014	US	1	539	15.9
Select Energy Services I	Jun. 2014	US	3	136	4.6
Bell Supply Co I	Jun. 2014	US	6	80	6.8
Axon Energy Products	Jun. 2014	US	2	88	8.2
Lhoist	Jun. 2014	US	1	23	10.8
GE Oil & Gas	Jun. 2014	US	2	70	3.3
Select Energy Services II	Jun. 2014	US	4	143	4.6
Bell Supply Co II	Jun. 2014	US	2	19	6.8
Superior Energy Services	Jun. 2014	US	2	42	2.0
Amcor Packaging	Jun. 2014	UK	7	295	2.7
GSA VI	Jun. 2014	US	1	7	2.0
Nimble Storage	Jun. 2014	US	1	165	0.0
FedEx -3-Pack	Jul. 2014	US	3	339	7.3
Sandoz, Inc.	Jul. 2014	US	1	154	4.3
Wyndham	Jul. 2014	US	1	32	3.1
Valassis	Jul. 2014	US	1	101	1.1
GSA VII	Jul. 2014	US	1	26	2.6
AT&T Services	Jul. 2014	US	1	402	4.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
PNC - 2-Pack	Jul. 2014	US	2	210	7.3
Fujitsu	Jul. 2014	UK	3	163	8.0
Continental Tire	Jul. 2014	US	1	91	0.3
BP Oil	Aug. 2014	UK	1	3	3.6
Malthurst	Aug. 2014	UK	2	4	3.6
HBOS	Aug. 2014	UK	3	36	3.3
Thermo Fisher	Aug. 2014	US	1	115	2.4
Black & Decker	Aug. 2014	US	1	71	11.2
Capgemini	Aug. 2014	UK	1	90	1.0
Merck & Co.	Aug. 2014	US	1	146	3.4
GSA VIII	Aug. 2014	US	1	24	2.4
Waste Management	Sep. 2014	US	1	84	5.8
Intier Automotive Interiors	Sep. 2014	UK	1	153	2.1
HP Enterprise Services	Sep. 2014	UK	1	99	4.0
FedEx II	Sep. 2014	US	1	12	2.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	10.8
Dollar General - 39-Pack	Sep. 2014	US	21	200	6.0
FedEx III	Sep. 2014	US	2	221	2.3
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	2.4
Kuka	Sep. 2014	US	1	200	2.3
CHE Trinity	Sep. 2014	US	2	374	5.7
FedEx IV	Sep. 2014	US	2	255	6.2
GE Aviation	Sep. 2014	US	1	102	0.8
DNV GL	Oct. 2014	US	1	82	2.9
Bradford & Bingley	Oct. 2014	UK	1	121	0.0
Rexam	Oct. 2014	GER	1	176	2.9
FedEx V	Oct. 2014	US	1	76	2.3
Onguard	Oct. 2014	US	1	120	8.8
Metro Tonic	Oct. 2014	GER	1	636	3.5
Axon Energy Products	Oct. 2014	US	1	26	0.0
Tokmanni	Nov. 2014	FIN	1	801	11.4
Fife Council	Nov. 2014	UK	1	37	1.9
GSA IX	Nov. 2014	US	1	28	0.1
KPN BV	Nov. 2014	NETH	1	133	4.8
Follett School	Dec. 2014	US	1	487	2.8
Quest Diagnostics	Dec. 2014	US	1	224	2.4
Diebold	Dec. 2014	US	1	158	0.8
Weatherford Intl	Dec. 2014	US	1	20	3.6
AM Castle	Dec. 2014	US	1	128	7.6
FedEx VI	Dec. 2014	US	1	28	7.4
Constellium Auto	Dec. 2014	US	1	321	7.7
C&J Energy II	Mar. 2015	US	1	125	8.6
Fedex VII	Mar. 2015	US	1	12	2.5
Fedex VIII	Apr. 2015	US	1	26	2.5
Crown Group I	Aug. 2015	US	2	204	1.8
Crown Group II	Aug. 2015	US	2	411	13.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	7.8
JIT Steel Services	Sep. 2015	US	2	127	7.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	7.5
FedEx Ground	Sep. 2015	US	1	91	3.3
Office Depot	Sep. 2015	NETH	1	206	6.9

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Finnair	Sep. 2015	FIN	4	656	9.0
Auchan	Dec. 2016	FR	1	152	10.9
Pole Emploi	Dec. 2016	FR	1	41	1.3
Sagemcom	Dec. 2016	FR	1	265	1.8
NCR Dundee	Dec. 2016	UK	1	132	4.6
FedEx Freight I	Dec. 2016	US	1	69	1.4
DB Luxembourg	Dec. 2016	LUX	1	156	1.7
ING Amsterdam	Dec. 2016	NETH	1	509	3.2
Worldline	Dec. 2016	FR	1	111	1.8
Foster Wheeler	Dec. 2016	UK	1	366	2.3
ID Logistics I	Dec. 2016	GER	1	309	2.6
ID Logistics II	Dec. 2016	FR	2	964	2.7
Harper Collins	Dec. 2016	UK	1	873	3.4
DCNS	Dec. 2016	FR	1	97	2.6
Cott Beverages Inc	Feb. 2017	US	1	170	4.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	4.5
Bridgestone Tire	Sep. 2017	US	1	48	5.3
GKN Aerospace	Oct. 2017	US	1	98	4.8
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	10.6
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	10.6
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	10.6
Tremec North America	Nov. 2017	US	1	127	5.5
Cummins	Dec. 2017	US	1	59	3.2
GSA X	Dec. 2017	US	1	26	7.8
Momentum Manufacturing Group	Dec. 2017	US	1	83	10.8
Chemours	Feb. 2018	US	1	300	5.8
FCA USA	Mar. 2018	US	1	128	5.9
Lee Steel	Mar. 2018	US	1	114	6.5
LSI Steel - 3 Pack	Mar. 2018	US	3	218	5.6
Contractors Steel Company	May 2018	US	5	1,392	6.2
FedEx Freight II	Jun. 2018	US	1	22	10.4
DuPont Pioneer	Jun. 2018	US	1	200	10.3
Rubbermaid - Akron OH	Jul. 2018	US	1	669	6.8
NetScout - Allen TX	Aug. 2018	US	1	145	8.4
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	16.5
FedEx - Greenville NC	Sep. 2018	US	1	29	10.8
Penske	Nov. 2018	US	1	606	6.6
Momentum Manufacturing Group	Nov. 2018	US	1	65	16.7
LKQ Corp.	Dec. 2018	US	1	58	8.8
Walgreens	Dec. 2018	US	1	86	3.7
Grupo Antolin	Dec. 2018	US	1	360	10.6
VersaFlex	Dec. 2018	US	1	113	16.8
Cummins	Mar. 2019	US	1	37	6.7
Stanley Security	Mar. 2019	US	1	80	6.3
Sierra Nevada	Apr. 2019	US	1	60	7.0
EQT	Apr. 2019	US	1	127	8.3
Hanes	Apr. 2019	US	1	276	6.5
Union Partners	May 2019	US	2	390	7.0
ComDoc	Jun. 2019	US	1	108	7.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Metal Technologies	Jun. 2019	US	1	228	12.2
Encompass Health	Jun. 2019	US	1	199	11.0
Heatcraft	Jun. 2019	US	1	216	6.3
C.F. Sauer SLB	Aug. 2019	US	6	598	17.3
SWECO	Sep. 2019	US	1	191	13.2
Viavi Solutions	Sep. 2019	US	2	132	10.4
Faurecia	Dec. 2019	US	1	278	7.0
Plasma	Dec. 2019	US	9	125	8.3
Whirlpool	Dec. 2019	US	6	2,924	9.8
FedEx	Dec. 2019	CN	2	20	7.2
Momentum Manufacturing Group	Dec. 2019	US	1	116	17.8
Viavi Solutions	Jan. 2020	US	1	46	10.4
CSTK	Feb. 2020	US	1	56	8.0
Metal Technologies	Feb. 2020	US	1	31	12.9
Whirlpool	Feb. 2020	IT	2	29	4.2
Fedex	Mar. 2020	CN	1	2,195	18.0
Klaussner	Mar. 2020	US	4	196	9.9
Plasma	May 2020	US	6	78	9.4
Klaussner	Jun. 2020	US	1	261	18.0
Momentum Manufacturing Group	Jun. 2020	US	1	48	18.3
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	10.5
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	7.7
ZF Active Safety	Dec. 2020	US	1	216	11.6
FCA USA	Dec. 2020	US	1	997	8.3
Momentum Manufacturing Group	Apr. 2021	US	1	93	19.1
Cameron International	Apr. 2021	US	1	44	6.6
The McLaren Group	Apr. 2021	UK	3	841	19.1
Trafalgar Court	Sep. 2021	C.I.	1	114	9.2
Pilot Point Steel	Oct. 2021	US	2	166	14.6
Walmart Learning Center	Oct. 2021	US	1	90	6.5
Promess	Dec. 2021	US	3	68	14.8
Thetford Corporation	Dec. 2021	US & NETH	4	483	14.8
PFB Corporation	Dec. 2021	CAN & US	8	604	19.8
Total			309	39,340	8.4
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2022.

.

Results of Operations
In addition to the comparative period-over-period discussions below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Leasing Activity
During the first quarter of 2022, we executed two lease renewals and three renewal and expansion leases totaling 1.2 million square feet and $54.0 million in net new straight-line rent over the new weighted-average remaining lease term.
Comparison of the Three Months Ended March 31, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders was income of $5.5 million for the three months ended March 31, 2022, as compared to a loss of $0.8 million for the three months ended March 31, 2021. The change in net income (loss) attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $97.1 million and $89.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by the impact of our property acquisitions since March 31, 2021 and the recording of a $0.3 million lease termination fee during the first quarter of 2022, partially offset by the change in foreign exchange rates.
The $0.3 million termination fee was recorded as a result of us entering into a termination agreement with a tenant during the third quarter of 2021. The termination fee of approximately $9.0 million was paid by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022. See Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.
During the three months ended March 31, 2022 there were decreases of 2.7% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 6.9% in the Euro (“EUR”) to USD, when compared to the same period last year. These exchange rate fluctuations did not have a material impact on revenue from tenants or any other expenses categories discussed below.
Property Operating Expenses
Property operating expenses were $7.5 million and $7.6 million for the three months ended March 31, 2022 and 2021, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the Government Services Administration (the “GSA”) properties for which certain expenses are not reimbursable by the GSA. The minor increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the three months ended March 31, 2022 of 2.7% in the average exchange rate for GBP to USD and 6.9% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $10.1 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our advisory agreement with the Advisor (our “Advisory Agreement”) requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the quarters ended March 31, 2022 or 2021. The increase in operating fees between the periods primarily results from an increase of $0.5 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities during 2021 and the first quarter of 2022. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022 and 2021, property management fees were $1.8 million and $2.0 million, respectively. Included in property management fees for the three months ended March 31, 2022 and 2021 are lease commission expenses of $86,133 and $42,000, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Impairment Charges
During the fourth quarter of 2021, we began an operational review for one of our properties and concluded that the estimated fair value was lower than its respective carrying value resulting in the recording of an impairment charge in the fourth quarter of 2021. In the first quarter of 2022, we recorded an additional impairment charge of $0.2 million related to this property, representing the estimated selling costs. There were no impairment charges recorded during the three months ended March 31, 2021.
Acquisition, Transaction and Other Costs
We recognized $8,000 and $17,000 of acquisition, transaction and other costs during the three months ended March 31, 2022 and 2021, respectively. We did not make any acquisitions in the first quarters of 2022 or 2021.
General and Administrative Expenses
General and administrative expenses were $3.9 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.4 million and $0.2 million to the Advisor under the Advisory Agreement for each of the three months ended March 31, 2022 and 2021, respectively.
Equity-Based Compensation
During the three months ended March 31, 2022 and 2021, we recognized equity-based compensation expense of $2.7 million and $2.6 million, respectively. Equity-based compensation consists of expense related to our multi-year outperformance agreements entered into with the Advisor in June 2021 (the “2021 OPP”) and in July 2018 (the “2018 OPP”) and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
The expense recorded in the first quarter of 2022 includes the straight-line expense from the 2021 OPP, as we began recording expense for the 2021 OPP in May 2021. The expense recorded in the first quarter of 2021 includes the straight-line expense from the 2018 OPP, which expired on June 2, 2021. The increase in equity-based compensation expense was due to the higher straight-line expense recorded for the 2021 OPP due to the higher fair value of the LTIP Units granted under the 2021 OPP, as well as the impact of additional amortization expense recorded for grants of RSUs and Restricted Shares that occurred during the second quarter of 2021. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $39.9 million and $39.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the first quarter of 2022 as compared to the first quarter of 2021 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since March 31, 2021, partially offset by decreases during the three months ended March 31, 2022 of 2.7% in the average exchange rate for GBP to USD and 6.9% in the EUR to USD, when compared to the same period last year.
Interest Expense
Interest expense was $24.1 million and $21.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily related to interest expense on the £101.0 million ($132.6 million as of March 31, 2022) mortgage loan entered into in April 2021 to finance the acquisition of the global headquarters of the McLaren Group and interest expense on the £28.0 million ($36.8 million as of March 31, 2022) mortgage loan entered into in September 2021 that funded, in part, the acquisition of the Trafalgar Court property located in Guernsey, Channel Islands. The net amount of our total gross debt outstanding also increased from $2.3 billion as of March 31, 2021 to $2.5 billion as of March 31, 2022 and the weighted-average effective interest rate of our total debt changed from 3.3% as of March 31, 2021 to 3.4% as of March 31, 2022.

The increase in interest expense was partially offset by decreases during the three months ended March 31, 2022 of 2.7% in the average exchange rate for GBP to USD and 6.9% in the average exchange rate for EUR to USD, when compared to the same period last year. As of March 31, 2022, approximately 26.0% of our total debt outstanding was denominated in EUR, 17.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of March 31, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 10% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2022, approximately 58% of our total debt outstanding was secured and 42% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The Credit Facility and Senior Notes are guaranteed by certain of our subsidiaries. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gains of $4.6 million and $1.8 million on derivative instruments for the three months ended March 31, 2022 and 2021, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. For the three months ended March 31, 2022, the gain on derivative instruments consisted of unrealized gains of $4.2 million and realized gains of $0.4 million. For the three months ended March 31, 2021, the gain on derivative instruments consisted of unrealized gains of $1.8 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below) as they are cash in nature.
We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended March 31, 2022 and 2021.
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
See Note 8 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our hedging program.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $3.1 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase was driven by foreign acquisitions consummated in the second and third quarters of 2021.
Cash Flows from Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $61.8 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2022 reflect net income of $10.5 million, adjusted for non-cash items of $39.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other, and impairments). In addition, operating cash flow was impacted by the receipt of a $9.0 million termination fee from a tenant, an increase of $5.4 million in working capital items and lease incentive and commission payments of $2.3 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 of $1.8 million was due to capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2021 of $4.4 million was driven by deposits for real estate investments of $1.2 million and capital expenditures of $3.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $23.4 million during the three months ended March 31, 2022 was a result of net payments of mortgage notes payable of $14.1 million, dividends paid to common stockholders of $41.6 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), of $3.1 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), of $1.9 million and distributions to non-controlling interest holders of $0.1 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $35.0 million and net proceeds from the issuance of Series B Preferred Stock of $2.4 million.
Net cash provided by financing activities of $92.8 million during the three months ended March 31, 2021 was a result of net proceeds from borrowings under our Revolving Credit Facility of $15.0 million, net proceeds from the issuance of our Common Stock of $105.8 million and net proceeds from the issuance of Series B Preferred Stock of $16.0 million. These cash inflows were partially offset by dividends paid to common stockholders of $36.2 million, dividends paid to holders of our Series A Preferred Stock, of $3.1 million, dividends paid to holders of our Series B Preferred Stock, of $1.7 million and payments on mortgage notes payable of $2.7 million.
Liquidity and Capital Resources
Our principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $123.5 million and $89.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $26.2 million as of March 31, 2022) of the obligations under a mortgage loan secured by 42 of the properties located in the United Kingdom.
Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock and interest payments on debt as well as anticipated capital expenditures. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any. During the quarter ended March 31, 2022, cash used to pay 100% of our dividends was generated from cash flows provided by operations.
The COVID-19 pandemic has not yet had a significant negative impact on our rent collections since the pandemic began in 2020. However, the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which impacts the amount of cash we generate from our operations. The future impact of the pandemic on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
Acquisitions and Dispositions

We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities (including Common Stock and preferred stock), borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point. In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions —Three Months Ended March 31, 2022
We did not acquire any properties during the three months ended March 31, 2022.
Acquisitions and Dispositions Subsequent to March 31, 2022 and Pending Transactions
Subsequent to March 31, 2022 we acquired one property at an aggregate contract purchase price of $13.4 million. This property was acquired with cash on hand.
We have signed two non-binding letters of intent (“LOIs”) to acquire two net lease properties for an aggregate purchase price of $98.5 million.
We have signed two definitive purchase and sale agreements (“PSAs”) to dispose of two properties (one in the U.K. and one in the U.S.) for an aggregate contract price of $56.2 million. The U.K. property is classified as held for sale on our consolidated balance sheet as of March 31, 2022, and it is encumbered under our United Kingdom Properties - Bulk Loan mortgage as of March 31, 2022. The U.S. property is encumbered under our Multi-Tenant Mortgage Loan III as of March 31, 2022. We also have signed one LOI to dispose of one property in the U.S. for a contract price of $2.7 million. This property was not encumbered by any mortgage debt nor part of the borrowing base under our Revolving Credit Facility as of March 31, 2022.
The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the acquisitions or dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $500.0 million through sales of Common Stock from time to time through our sales agents. During the three months ended March 31, 2022, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the three months ended March 31, 2022, we sold 97,384 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $2.4 million before nominal commissions paid and issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of March 31, 2022 and December 31, 2021, we had total debt outstanding of $2.5 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 3.4% and 3.4%, respectively.
As of March 31, 2022, 87.6% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.5% per annum. As of March 31, 2022, 12.4% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.7% per annum. The total gross carrying value of unencumbered assets as of March 31, 2022 was $1.9 billion, of which approximately $1.1 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 56.7% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2022. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of March 31, 2022. As of March 31, 2022, the weighted-average maturity of our indebtedness was 4.0 years. We believe we have the ability to service our debt obligations as they come due.

Senior Notes
As of March 31, 2022, and December 31, 2021, the amount of the Senior Notes outstanding totaled $492.1 million and $491.7 million, respectively, which is net of $7.9 million and $8.3 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of March 31, 2022, we had secured mortgage notes payable of $1.4 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020 based on amounts specified under the loan. All of our other mortgage loans require payment of interest-only with the principal due at maturity. In January 2022, approximately $14.1 million in principal was repaid, on the United Kingdom Properties - Bulk Loan. The Company used cash on hand and funds received from the termination fee to make a paydown. As of March 31, 2022, this mortgage had a balance of $231.6 million. Principal of approximately £3.7 million (approximately $4.9 million) is due during the second quarter of 2022, which is the only principal repayment due in the second quarter.
Credit Facility
As of March 31, 2022, outstanding borrowings under our Revolving Credit Facility were $260.3 million and the gross outstanding balance on our term loan was $274.6 million, net of deferred financing costs. During the three months ended March 31, 2022, we borrowed an additional $35.0 million under the Revolving Credit Facility. As of March 31, 2022, approximately $102.4 million was available for future borrowings under the Revolving Credit Facility.
On April 8, 2022, we entered into an amendment and restatement of the Credit Facility. Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the Revolving Credit Facility. The amount previously outstanding under the Term Loan was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, we have the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions.

The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by us (see details below) and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base.
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%.
Through March 31, 2022, prior to the amendment and restatement of Credit Facility, the Credit Facility consisted of two components, a Revolving Credit Facility and a Term Loan, both of which required payment of interest-only. The Revolving Credit Facility was scheduled to mature on August 1, 2023, and the Term Loan was scheduled to mature on August 1, 2024. Prior to the amendment and restatement, borrowings under the Credit Facility bore interest at a variable rate per annum based on an applicable margin that varied based on the ratio of consolidated total indebtedness and the consolidated total asset value of us and our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin was based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of March 31, 2022, the Credit Facility had a weighted-average effective interest rate of 2.8% after giving effect to interest rate swaps in place.
Following the amendment and restatement, the Credit Facility now matures on April 8, 2026, subject to our option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Previously the Credit Facility had been scheduled to mature in August 2023, subject to our extension options. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $26.2 million as of March 31, 2022) of the obligations under a mortgage loan secured by 42 of the properties located in the United Kingdom. Also, we have a $7.4 million letter of credit held by a lender which was put in place to cure a cash trap sweep event under one of our mortgages (see “— Covenants —Multi-Tenant Mortgage Loan III” section below for additional information on this letter of credit). This letter of credit reduces the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.

Covenants
As of March 31, 2022, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2022, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of March 31, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit will be held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
French Properties
During the second and third quarters of 2021, we also triggered a cash sweep under one of our loans with a balance of €70.0 million ($77.8 million) as of March 31, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender will sweep 30% of excess cash flow and retain such amount in an excess cash collateral account. As of March 31, 2022, the amount of cash swept was €2.9 million ($3.2 million) and is recorded in restricted cash on our consolidated balance sheet.
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

Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of March 31, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender will sweep all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Use of Non-GAAP Measures
FFO, Core FFO, and AFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures. Other REITs may not define FFO in accordance with the current NAREIT (as defined below) definition (as we do), or may interpret the current NAREIT definition differently than we do, or may calculate Core FFO or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly-titled measures presented by other REITs.
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
Accounting Treatment of Rent Deferrals
All of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the Overview - Management Update on the Impacts of the COVID-19 Pandemic section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate net income and NAREIT FFO has not been, and we do not expect we will be, significantly impacted by the deferrals we have entered into. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$5,483	$(832)
Impairment charges	230	—
Depreciation and amortization	39,889	39,684
FFO (as defined by NAREIT) attributable to common stockholders (1)	45,602	38,852
Acquisition, transaction and other costs	8	17
Core FFO attributable to common stockholders (1)	45,610	38,869
Non-cash equity-based compensation	2,727	2,577
Non-cash portion of incentive fee	—	—
Non-cash portion of interest expense	2,596	2,279
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	330	59
Straight-line rent	(2,853)	(944)
Straight-line rent (rent deferral agreements) (2)	(120)	(649)
Eliminate unrealized (gains) losses on foreign currency transactions (3)	(4,210)	(1,762)
Amortization of mortgage discounts	251	—
AFFO attributable to common stockholders (1)	$44,331	$40,429

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$45,602	$38,852
Core FFO attributable to common stockholders	$45,610	$38,869
AFFO attributable to common stockholders	$44,331	$40,429
_________
(1)FFO, Core FFO and AFFO for the three months ended March 31, 2022 include income from a lease termination fee of $0.3 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2022, the gain on derivative instruments was $4.6 million, which consisted of unrealized gains of $4.2 million and realized gains of $0.4 million. For the three months ended March 31, 2021, the gain on derivative instruments was $1.8 million, which consisted of unrealized gains of $1.8 million.
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
During the three months ended March 31, 2022 and the year ended December 31, 2021, we paid dividends on our common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Pursuant to the Credit Facility, we may not pay distributions, including cash dividends payable with respect to Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future.
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to further reduce the amount of dividends we pay. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that they will do so again in the future.
Cash used to pay dividends and distributions during the three months ended March 31, 2022, was generated from cash flows from operations. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended March 31, 2022

(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,566
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	1,935
Distributions to holders of LTIP Units	100
Total dividends and distributions	$46,682

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,682	100.0%
Total sources of dividend and distribution coverage	$46,682	100.0%

Cash flows provided by operations (GAAP basis)	$61,819

Net income (in accordance with GAAP)	$10,541

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the three months ended March 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.5%. To help mitigate the adverse impact of inflation, approximately 94.4% of our leases with our tenants contain rent escalation provisions which average 1.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 59.2%, based on straight line rent are fixed-rate, 27.7% are based on the Consumer Price Index, 6.9% are based on other measures, and 6.1% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the below risk factor, and we direct your attention to those risk factors.
Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may adversely impact the U.S., Europe and global economies.
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which is highly unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, this war has exacerbated, and may continue to exacerbate, inflation and significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions have caused supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas. These factors may result in the weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants, particularly tenants in our European properties who may be impacted the most by these factors due to the enhanced possibility of a general economic slowdown in Europe, which would adversely impact their ability to pay rents as they come due. As a result, our financial condition and results of operations may be negatively affected since our revenue is largely dependent on the success and economic viability of our tenants.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability, negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
In addition, the U.S. government has warned of the potential for Russian cyberattacks. The risk of Russian cyberattacks may also create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 5, 2022, the Company issued 35,100 shares of Common Stock of the Company to James L. Nelson, the Company’s Chief Executive Officer and President, as an award pursuant to the Company’s 2021 Omnibus Incentive Compensation Plan. The award to Mr. Nelson was approved by the compensation committee upon recommendation of the Advisor and is not subject to any vesting requirements.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
10.1 (4)
Amendment No. 6, dated as of February 25, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.

10.2 (5)
Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.

10.3 (5)
Omnibus Amendment to Guaranty and Contribution Agreement, dated as of April 8, 2022, by Global Net Lease, Inc., ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.4 *	Stock Award Agreement, dated as of May 5, 2022, by and between Global Net Lease, Inc. and James Nelson.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 25, 2022.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2022.

.

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

Dated: May 5, 2022