Form 10-Q
period 2022-06-30
Global Net Lease, Inc.
filed 2022-08-04
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2022, the registrant had 103,687,685 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments, at cost (Note 3):
Land	$496,191	$511,579
Buildings, fixtures and improvements	3,329,017	3,424,431
Construction in progress	2,795	6,975
Acquired intangible lease assets	696,281	748,363
Total real estate investments, at cost	4,524,284	4,691,348
Less accumulated depreciation and amortization	(828,751)	(810,686)
Total real estate investments, net	3,695,533	3,880,662
Assets held for sale	2,244	—
Cash and cash equivalents	111,211	89,668
Restricted cash	5,926	3,643
Derivative assets, at fair value (Note 8)	25,517	4,260
Unbilled straight-line rent	67,981	74,221
Operating lease right-of-use asset (Note 10)	48,935	52,851
Prepaid expenses and other assets	49,876	49,178
Due from related parties	307	—
Deferred tax assets	1,416	1,488
Goodwill	21,075	22,060
Deferred financing costs, net	14,515	4,925
Total Assets	$4,044,536	$4,182,956

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,345,936	$1,430,915
Revolving credit facility (Note 5)	558,914	225,566
Term loan, net (Note 5)	—	278,554
Senior notes, net (Note 6)	492,423	491,735
Acquired intangible lease liabilities, net	27,063	29,345
Derivative liabilities, at fair value (Note 8)	155	4,259
Due to related parties	1,321	893
Accounts payable and accrued expenses	23,975	25,887
Operating lease liability (Note 10)	21,728	22,771
Prepaid rent	32,396	32,756
Deferred tax liability	7,196	8,254
Taxes payable	—	—
Dividends payable	5,511	5,386
Total Liabilities	2,516,618	2,556,321
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2022 and December 31, 2021	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,685,712 and 4,503,893 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	47	45
Common Stock, $0.01 par value, 250,000,000 shares authorized, 104,097,372 and 103,900,452 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,371	2,369
Additional paid-in capital	2,680,737	2,675,154
Accumulated other comprehensive (loss) income	(9,514)	15,546
Accumulated deficit	(1,156,198)	(1,072,462)
Total Stockholders’ Equity	1,517,511	1,620,720
Non-controlling interest	10,407	5,915
Total Equity	1,527,918	1,626,635
Total Liabilities and Equity	$4,044,536	$4,182,956
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from tenants	$95,177	$99,564	$192,310	$188,954

Expenses:
Property operating	7,798	7,467	15,258	15,037
Operating fees to related parties	10,081	9,479	20,157	19,118
Impairment charges	16,031	6,707	16,261	6,707
Acquisition, transaction and other costs	133	28	141	45
General and administrative	3,675	4,201	7,569	8,329
Equity-based compensation	3,358	3,007	6,085	5,584
Depreciation and amortization	39,359	39,702	79,248	79,386
Total expenses	80,435	70,591	144,719	134,206
Operating income before gain (loss) on dispositions of real estate investments	14,742	28,973	47,591	54,748
Gain (loss) on dispositions of real estate investments	62	(7)	62	(7)
Operating income	14,804	28,966	47,653	54,741
Other income (expense):
Interest expense	(23,449)	(24,018)	(47,572)	(45,386)
Loss on extinguishment of debt	(342)	—	(342)	—
Gain on derivative instruments	7,798	(514)	12,413	1,328
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	2,439	—	2,439	—
Other income	549	84	844	99
Total other expense, net	(13,005)	(24,448)	(32,218)	(43,959)
Net income before income tax	1,799	4,518	15,435	10,782
Income tax expense	(2,515)	(1,930)	(5,610)	(4,010)
Net (loss) income	(716)	2,588	9,825	6,772
Preferred stock dividends	(5,131)	(5,016)	(10,189)	(10,032)
Net loss attributable to common stockholders	$(5,847)	$(2,428)	$(364)	$(3,260)

Basic and Diluted Loss Per Share:
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.06)	$(0.14)	$(0.01)	$(0.15)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	103,649,308	96,386,229	103,622,891	93,968,011
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(716)	$2,588	$9,825	$6,772

Other comprehensive income (loss)
Cumulative translation adjustment	(27,747)	1,884	(38,032)	3,901
Designated derivatives, fair value adjustments	2,924	1,534	12,972	5,329
Other comprehensive (loss) income	(24,823)	3,418	(25,060)	9,230

Comprehensive (loss) income	(25,539)	6,006	(15,235)	16,002

Preferred Stock dividends	(5,131)	(5,016)	(10,189)	(10,032)

Comprehensive (loss) income attributable to common stockholders	$(30,670)	$990	$(25,424)	$5,970

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	—	—	(46)	—	—	(46)	—	(46)
Issuance of Series B Preferred Stock, net	—	—	181,819	2	—	—	4,467	—	—	4,469	—	4,469
Dividends declared:
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(83,172)	(83,172)	—	(83,172)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(4,027)	(4,027)	—	(4,027)
Equity-based compensation, net of forfeitures	—	—	—	—	228,743	2	1,591	—	—	1,593	4,492	6,085
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(31,823)	—	(429)	—	—	(429)	—	(429)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(200)	(200)	—	(200)
Net Income	—	—	—	—	—	—	—	—	9,825	9,825	—	9,825
Cumulative translation adjustment	—	—	—	—	—	—	—	(38,032)	—	(38,032)	—	(38,032)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	12,972	—	12,972	—	12,972
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918

	Three Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2022	6,799,467	$68	4,601,277	$46	103,909,713	$2,369	$2,678,030	$15,309	$(1,108,645)	$1,587,177	$8,161	$1,595,338
Issuance of Common Stock, net	—	—	—	—	—	—	(46)	—	—	(46)	—	(46)
Issuance of Series B Preferred Stock, net	—	—	84,435	1	—	—	2,072	—	—	2,073	—	2,073
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,606)	(41,606)	—	(41,606)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,050)	(2,050)	—	(2,050)
Equity-based compensation, net of forfeitures	—	—	—	—	219,482	2	1,110	—	—	1,112	2,246	3,358
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(31,823)	—	(429)	—	—	(429)	—	(429)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	—	(716)	(716)	—	(716)
Cumulative translation adjustment	—	—	—	—	—	—	—	(27,747)	—	(27,747)	—	(27,747)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	2,924	—	2,924	—	2,924
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	8,493,496	85	155,924	—	—	156,009	—	156,009
Issuance of Series A Preferred Stock, net	—	—	641,940	6	—	—	15,902	—	—	15,908	—	15,908
Dividends declared:										—		—
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(74,352)	(74,352)	—	(74,352)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(3,870)	(3,870)	—	(3,870)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	225,990	2	622	—	—	624	4,960	5,584
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,799)	(10,799)	—	(10,799)
Net Income	—	—	—	—	—	—	—	—	6,772	6,772	—	6,772
Cumulative translation adjustment	—	—	—	—	—	—	—	3,901	—	3,901	—	3,901
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	5,329	—	5,329	—	5,329
Balance, June 30, 2021	6,799,467	$68	4,503,893	$45	100,469,583	$2,335	$2,616,383	$17,303	$(984,958)	$1,651,176	$1,423	$1,652,599

	Three Months Ended June 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2021	6,799,467	$68	4,503,893	$45	95,512,062	$2,286	$2,540,522	$13,885	$(933,695)	$1,623,111	$24,118	$1,647,229
Issuance of Common Stock, net	—	—	—	—	2,597,694	26	50,233	—	—	50,259	—	50,259
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(38,139)	(38,139)	—	(38,139)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation	—	—	—	—	224,331	2	403	—	—	405	2,602	3,007
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,696)	(10,696)	—	(10,696)
Net Income	—	—	—	—	—	—	—	—	2,588	2,588	—	2,588
Cumulative translation adjustment	—	—	—	—	—	—	—	1,884	—	1,884	—	1,884
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	1,534	—	1,534	—	1,534
Balance, June 30, 2021	6,799,467	$68	4,503,893	$45	100,469,583	$2,335	$2,616,383	$17,303	$(984,958)	$1,651,176	$1,423	$1,652,599
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,825	$6,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,956	45,956
Amortization of intangibles	30,292	33,430
Amortization of deferred financing costs	4,932	4,674
Amortization of mortgage discounts	489	187
Amortization of below-market lease liabilities	(1,923)	(2,086)
Amortization of above-market lease assets	2,088	1,823
Amortization related to right-of-use assets	438	480
Amortization of lease incentives and commissions	590	237
Unbilled straight-line rent	(5,195)	(2,427)
Termination fee receipt	9,003	—
Equity-based compensation	6,085	5,584
Unrealized gains on foreign currency transactions, derivatives, and other	(10,531)	(1,460)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(2,440)	—
Loss on extinguishment of debt	342	—
Loss (gain) on disposition of real estate investments	(62)	7
Lease incentive and commission payments	(3,130)	—
Impairment charges	16,261	6,707
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	1,369	(55,630)
Deferred tax assets	—	24
Accounts payable and accrued expenses	(1,136)	(845)
Prepaid rent	(360)	14,923
Deferred tax liability	—	(458)
Net cash provided by operating activities	105,893	57,898
Cash flows from investing activities:
Investment in real estate and real estate related assets	(33,894)	(264,942)
Deposits for real estate investments	—	(300)
Capital expenditures	(4,780)	(4,544)
Proceeds from disposition of real estate investment	3,230	—
Net cash used in investing activities	(35,444)	(269,786)
Cash flows from financing activities:
Borrowings under revolving credit facilities	78,766	87,696
Repayments on revolving credit facilities	—	(30,000)
Proceeds from mortgage notes payable	—	137,567
Principal payments on mortgage notes payable	(18,877)	(5,456)
Common shares repurchased upon vesting of restricted stock	(429)	—
Common Stock issuance proceeds, net	(46)	156,009
Series B Preferred Stock issuance proceeds, net	4,469	15,908
Payments of financing costs	(10,116)	(2,103)
Dividends paid on Common Stock	(83,124)	(74,352)
Dividends paid on Series A Preferred Stock	(6,162)	(6,162)
Dividends paid on Series B Preferred Stock	(3,948)	(3,636)
Distributions to non-controlling interest holders	(200)	(10,799)
Net cash (used in) provided by financing activities	(39,667)	264,672
Net change in cash, cash equivalents and restricted cash	30,782	52,784
Effect of exchange rate changes on cash	(6,956)	(1,562)
Cash, cash equivalents and restricted cash, beginning of period	93,311	125,693
Cash, cash equivalents and restricted cash, end of period	$117,137	$176,915

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents, end of period	$111,211	$174,862
Restricted cash, end of period	5,926	2,053
Cash, cash equivalents and restricted cash, end of period	$117,137	$176,915

Non-Cash Financing Activity:
Term Loan converted to Revolving Credit Facility	$268,511	$—
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company owned 311 properties consisting of 39.5 million rentable square feet, which were 98.9% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2022, 62% of the Company’s properties are located in the U.S. and Canada and 38% in Europe. In addition, the Company’s portfolio was comprised of 55% industrial/distribution properties, 42% office properties and 3% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2022. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
June 30, 2022
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
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements in 2020 on leases with several tenants. The Company did not enter any rent deferral agreements in 2021 or the first six months of 2022.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of June 30, 2022, these leases had a weighted-average remaining lease term of 8.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
On September 3, 2021, the Company entered into a lease termination agreement with one of its tenants which required the tenant to pay the Company a termination fee of approximately £6.7 million (approximately $9.0 million based on the exchange rate as of the end of the lease term on January 4, 2022). This payment was received in January 2022, however it was recorded in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, the Company recorded approximately £0.2 million (approximately $0.3 million) in revenue from tenants during the three months ended March 31, 2022. The termination fee was recorded in unbilled straight-line rent on the Company’s consolidated balance sheet as of December 31, 2021.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed its annual goodwill impairment evaluation in the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. There were no material changes to this assessment as of June 30, 2022.
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
June 30, 2022
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
June 30, 2022
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
Pending Adoption as of June 30, 2022:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2022 and 2021, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2022	2021
Real estate investments, at cost:
Land	$4,144	$24,716
Buildings, fixtures and improvements	26,402	213,946
Total tangible assets	30,546	238,662
Intangibles acquired:
In-place leases	4,010	26,490
Below-market lease liabilities	(662)	(210)
Total Intangible assets and liabilities	3,348	26,280
Cash paid for acquired real estate investments	33,894	264,942
Number of properties purchased	$3	$5

The following table summarizes the acquisition by property type during the six months ended June 30, 2022 and 2021:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2022:
Office	1	66,626
Industrial	2	232,600
Distribution	—	—
Retail	—	—
	3	299,226
Properties Acquired in 2021:
Office	—	—
Industrial	5	977,192
Distribution	—	—
Retail	—	—
	5	977,192
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded impairment charges of $0.5 million to its in-place intangible assets and $0.2 million to its below-market lease intangible liabilities, both associated with its real estate investments during the three and six months ended June 30 2022. The Company did not record any impairments of intangible lease assets during the three and six months ended June 30, 2021.
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets.
During the second quarter of 2022, the Company agreed to terms to sell a property in Houston Texas. As of June 30, 2022, the Company evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on the Company's accounting policies. Because this asset is considered held for sale, the operating results of this property remain classified within continuing operations for all periods presented. As of December 31, 2021, the Company did not have any properties that were classified as held for sale. The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of June 30, 2022:

June 30,
(In thousands)	2022
Real estate investments held for sale, at cost:
Land	$297
Buildings, fixtures and improvements	2,432
Total real estate assets held for sale, at cost	2,729
Less accumulated depreciation and amortization	485
Total real estate investments held for sale, net	$2,244
Impairment Charges
As of June 30, 2022, we began an operational review of one of our properties located in France and concluded that the estimated fair value was lower than its carrying value. We recorded an impairment charge of $16.0 million in the second quarter of 2022, based on the estimated selling price of the asset. As of June 30, 2021, we had determined that the estimated fair values of two of our properties were lower than their respective carrying values. The impairment charges in the quarter ended June 30, 2021 of $6.7 million was based on the estimated selling prices of both assets.

Dispositions
During the three and six months ended June 30, 2022, the Company sold one property in the U.K. for a gain of $0.1 million. During the three and six months ended June 30, 2021, the Company did not sell any properties.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2022 and December 31, 2021. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2022 and December 31, 2021.

Country / U.S. State	June 30, 2022	December 31, 2021
United States	61.2%	59.2%
Michigan	14.9%	14.5%
United Kingdom	20.3%	21.5%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2022 and December 31, 2021 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2022	December 31, 2021				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$77,332	$83,940	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	73,152	79,403	2.5%	(3)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	53,819	58,417	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	125,404	136,120	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	329,707	357,880

United Kingdom:	McLaren	3	122,684	136,471	6.1%		Fixed	Apr. 2024
	Trafalgar Court	1	34,011	37,834	2.0%		Variable	Sep. 2022
	United Kingdom Properties - Bulk Loan	41	209,634	252,352	3.0%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	45	366,329	426,657

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	119	1,361,366	1,449,867	3.6%
	Mortgage discount		(1,676)	(2,374)
	Deferred financing costs, net of accumulated amortization (7)		(13,754)	(16,578)
	Mortgage notes payable, net	119	$1,345,936	$1,430,915	3.6%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of June 30, 2022.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of June 30, 2022.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of June 30, 2022.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus daily SONIA as of January 25, 2022 rate in effect as of June 30, 2022. This loan requires principal repayments that began in 2020 based on amounts specified under the loan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of June 30, 2022:

(In thousands)	Future Principal Payments (1)
2022 (remainder)	$43,121
2023	254,342
2024	325,420
2025	73,152
Thereafter	665,331
Total	$1,361,366
______
(1)Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.05 for EUR as of June 30, 2022 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of June 30, 2022 was $2.0 billion, of which approximately $1.2 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2022, the Company was in compliance with all of its financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of June 30, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan believe, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, they failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Trigger Event”) and believe that such failure, if confirmed by lender, would trigger a separate cash sweep event under the loan. A DSCR Trigger Event, if triggered, is not an event of default and instead triggers a cash sweep event. To date the lender has not notified the borrower entities of the occurrence of a DSCR Trigger Event under the loan. Per the loan agreement the Company is able to cure a cash sweep event resulting from a DSCR Trigger Event by delivering a letter of credit in the face amount of the excess cash flow for the trailing three month immediately preceding the date of the DSCR Trigger Event. Such letter of credit is thereafter recalculated and increased (but never decreased) every three month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. In the event the lender confirms the occurrence of a DSCR Trigger Event for the loan, the Company intends to deliver the letter of credit described above to lender to cure the cash sweep event resulting from such DSCR Trigger Event. Such letter of credit will be held by the lender until such time as the Company restores debt service coverage ratio compliance under the loan for the requisite two calendar quarter time period. Upon issuance, such letter of credit will reduce availability for future borrowings under the Revolving Credit Facility.
French Properties
During the second and third quarters of 2021, the Company also triggered a cash sweep under one of its loans with a balance of €70.0 million ($73.2 million) as of June 30, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender is sweeping 30% of excess cash flow and retaining such

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
amount in an excess cash collateral account. As of June 30, 2022, the amount of cash swept was €4.7 million ($4.9 million) and is recorded in restricted cash on the Company’s consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of June 30, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender is sweeping all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
McLaren Loan
In April 2021, the Company partially funded its acquisition of the McLaren properties with a loan secured by a mortgage in the amount of £101.0 million ($122.7 million as of June 30, 2022). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. The Company recorded a discount of approximately $3.1 million related to this mortgage.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of June 30, 2022 and December 31, 2021 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Facility”). On April 8, 2022, the Company, KeyBank and the other lender parties thereto amended and restated the Credit Facility.
Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The amount previously outstanding under the senior unsecured term loan facility (the “Term Loan”) was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Company incurred approximately $10.1 million of deferred financing costs during the second quarter of 2022 related to the April 2022 amendment and restatement of the Credit Facility.
Also, on July 26, 2022, the Company entered into another amendment to the Credit Facility (see Note 15 — Subsequent Events for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

	June 30, 2022						December 31, 2021
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD		TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$558,914	$232,000	£28,000	€252,075	C$	38,000	$225,566	$167,000	£17,000	€5,000	C$	38,000

Term Loan	—	—	—	—	—		280,266	—	—	247,075	—
Deferred financing costs	—	—	—	—	—		(1,712)	—	—	—	—
Term Loan, Net	—	—	—	—	—		278,554	—	—	247,075	—
Total Credit Facility	$558,914	$232,000	£28,000	€252,075	C$	38,000	$504,120	$167,000	£17,000	€252,075	C$	38,000
(1) Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.05 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.80 as of June 30, 2022 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.35 for GBP , €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.
Credit Facility - Terms
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads (see below). For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of June 30, 2022, the Credit Facility had a weighted-average effective interest rate of 2.9% after giving effect to interest rate swaps in place.
Following the amendment and restatement, the Credit Facility now matures on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Previously, the Credit Facility had been scheduled to mature in August 2023, subject to the Company extension options. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base. As of June 30, 2022, approximately $85.8 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth. As of June 30, 2022, the Company was in compliance with all covenants under the Credit Facility.
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
June 30, 2022
(Unaudited)
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
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) have guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Facility is required to guarantee, the OP’s obligations under the Credit Facility. For any Guarantor subsidiary of the OP, this guarantee will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
The Company and certain of its subsidiaries have guaranteed the OP’s obligations under the Credit Facility pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement (the “Contribution Agreement”) which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. In connection with the amendment and restatement of the Credit Facility, the Guaranty and the Contribution Agreement were also amended.
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. As of June 30, 2022 and December 31, 2021, the carrying amount of the Senior Notes on the Company’s consolidated balance sheet totaled $492.4 million and $491.7 million, respectively, which is net of $7.6 million and $8.3 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year. The first payment was made on June 15, 2021.
As of June 30, 2022, the Company was in compliance with the covenants under the Indenture governing the Senior Notes. Additional information on the terms of the Senior Notes can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$8,199	$—	$8,199
Interest rate swaps, net (USD,GBP & EUR)	$—	$17,163	$—	$17,163
December 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$1,702	$—	$1,702
Interest rate swaps, net (USD,GBP & EUR)	$—	$(1,701)	$—	$(1,701)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2022 and year ended December 31, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of June 30, 2022 and December 31, 2021 were $1.4 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $558.9 million and a fair value of $562.2 million. As of December 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $225.6 million and a fair value of $225.0 million.
•As of December 31, 2021 the Company’s Term Loan had a gross carrying value of $280.3 million and a fair value of $279.3 million.
•As of June 30, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $418.4 million. As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $489.1 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(7)	$(636)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	3,611	332
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(1,105)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	7,166	598
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	—	(536)
Total		$10,770	$(1,347)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$4,807	$1,366
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(63)	(1,239)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	3,533	1,678
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(78)	(103)
Interest rate swaps (EUR)	Derivative assets, at fair value	6,400	286
Interest rate swaps (USD)	Derivative liabilities, at fair value	(7)	(640)
Total		$14,592	$1,348
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended June 30, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the second quarter of 2022 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a gain of $2.4 million recorded in unrealized income on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated income statement for the three and six months ended June 30, 2022. During the next 12 months ending June 30, 2023, the Company estimates that an additional $5.3 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	45	$230,696	49	$298,163
Interest rate “pay-fixed” swaps (EUR)	12	334,829	14	476,874
Interest rate “pay-fixed” swaps (USD)	1	75,000	1	75,000
Total	58	$640,525	64	$850,037
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Amount of gain recognized in AOCI from derivatives	$5,197	$(156)	$13,956	$1,890
Amount of loss reclassified from AOCI into income as interest expense	$1,652	$(1,758)	$429	$(3,501)
Total interest expense recorded in the consolidated statements of operations	$23,449	$24,018	$47,572	$45,386
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2022 and December 31, 2021 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the six months ended June 30, 2022 and 2021, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $10.3 million and $14.9 million for the three and six months ended June 30, 2022, respectively, and losses of $0.5 million and gains of $1.3 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	33	$54,054	38	$64,182
Foreign currency forwards (EUR-USD)	44	51,729	48	46,507
Interest rate swaps (EUR)	10	211,672	8	116,327
Interest rate swaps (USD)	2	75,000	2	75,000
Total	89	$392,455	96	$302,016
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2022	$25,517	$(155)	$—	$25,362	$—	$—	$25,362
December 31, 2021	$4,260	$(4,259)	$—	$1	$—	$—	$1
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
As of June 30, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.02 million. As of June 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 9 — Stockholders' Equity
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had 104,097,372 and 103,900,452, respectively, shares of Common Stock issued and outstanding, including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future. As of June 2 2021, the end of the performance period applicable to the 2,554,930 LTIP Units granted to the Advisor pursuant to the 2018 OPP, a total of 2,135,496 of these LTIP Units were earned and became vested and the remainder were forfeited. The earned LTIP Units were subsequently converted into an equal number of units of limited partnership interest in the OP designated as “OP Units” (“OP Units”). On June 17, 2021, the Advisor exercised its right to redeem these OP Units for, at the Company’s option, cash or shares of Common Stock on a one-for-one basis. On the same day, the Company’s board of directors elected to satisfy the OP’s redemption obligation by issuing shares of Common Stock to the Advisor. The shares were issued to the Advisor on June 18, 2021. As a result, the Company recorded a reclassification of $25.3 million from non-controlling interests to additional paid-in-capital during the second quarter of 2021. No similar charges were incurred during the second quarter of 2022.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents, having an aggregate offering price of $500 million.
•During the six months ended June 30, 2022, the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2022 and December 31, 2021. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2022 and December 31, 2021. The Company had 4,685,712 and 4,503,893 shares of Series B Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of June 30, 2022 and December 31, 2021. No shares of Series C Preferred Stock were issued and outstanding as of June 30, 2022 and December 31, 2021.
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the three months ended June 30, 2022, the Company sold 84,435 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $2.1 million before nominal commissions paid and issuance costs. During the six months ended June 30, 2022, the Company sold 181,819 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.5 million before nominal commissions paid and issuance costs.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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

Dividends
Common Stock Dividends
During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company paid dividends on its common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The Plan expires April 8, 2024, unless earlier exercised, exchanged, amended redeemed or terminated. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 14 to 95 years as of June 30, 2022. The Company did not enter into any additional ground leases during the six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, the Company’s balance sheet includes ROU assets of $48.9 million and $52.9 million, respectively, and operating lease liabilities of $21.7 million and $22.8 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 29.8 years and a weighted-average discount rate of 4.39% as of June 30, 2022. For the three and six months ended June 30, 2022, the Company paid cash of approximately $0.3 million and $0.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.6 million, respectively, on a straight-line basis in accordance with the standard. For the three and six months ended June 30, 2021, the Company paid cash of approximately $0.4 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of June 30, 2022:

(In thousands)	Future Base Rent Payments (1)
2022 (remainder)	$647
2023	1,294
2024	1,298
2025	1,303
2026	1,304
2027	—
Thereafter	34,979
Total minimum lease payments (2)	40,825
Less: Effects of discounting	(19,097)
Total present value of lease payments	$21,728
________
(1)Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.05 for EUR as of June 30, 2022 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 11 — Related Party Transactions
As of June 30, 2022 AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of June 30, 2022 the Company had $0.3 million of receivables from the Advisor or its affiliates. As of December 31, 2021 the Company did not have any receivables from the Advisor or its affiliates. As of June 30, 2022 and December 31, 2021, the Company had $1.3 million and $0.9 million of payables to the Advisor or its affiliates.
As of June 30, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of June 30, 2022 and December 31, 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The Company paid $0.1 million and $0.2 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2022, respectively, and the Company paid $10.7 million and $10.8 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2021, respectively, which are included in accumulated deficit in the consolidated statements of equity. As of June 30, 2022 and December 31, 2021, the Company had no unpaid distributions on the LTIP Units.
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
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three and six months ended June 30, 2022 or 2021. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ended December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share(1): the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
Under the Advisory Agreement, prior to the 2021 Amendment, the Incentive Fee Lower Hurdle was equal to (a) $1.6875 per share in the aggregate and $0.5625 per share per quarter for the period beginning July 1, 2019 through March 31, 2020, (b) $1.35 per share in the aggregate and $0.45 per share per quarter for the period beginning April 1, 2020 through December 31, 2020, (c) $1.125 per share in the aggregate and $0.5625 per share per quarter for the period which began January 1, 2021 and ending June 30, 2021, and (d) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period beginning January 1, 2021, and (ii) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period beginning January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
In addition, prior to the 2021 Amendment, the Incentive Fee Upper Hurdle was equal to (a) $2.19 per share in the aggregate and $0.73 per share per quarter for the period beginning July 1, 2019 through March 31, 2020, (b) $1.75 per share in the aggregate and $0.583 per share per quarter for the period beginning April 1, 2020 through December 31, 2020, (c) $1.46 per share in the aggregate and $0.73 per share per quarter for the period beginning January 1, 2021 through June 30, 2021, and (d) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period beginning July 1, 2021. Following the 2021 Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.62 per share in the aggregate and $0.655 per share per quarter for the annual period which began January 1, 2021, and (ii) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period which began January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
Prior to the 2021 Amendment, July 1, 2021 was the first date that the annual thresholds were subject to annual increases by a majority of the Company’s independent directors (in their good faith reasonable judgment, after consultation with the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
During the year ended December 31, 2021, the Company incurred leasing commissions to the Property Manager of $1.9 million, and, during the three and six months ended June 30, 2022, the Company incurred $1.2 million and $2.1 million of leasing commissions to the Property Manager, respectively. These amounts are being expensed over the terms of the related leases. During the three and six months ended June 30, 2022, $0.2 million and $0.7 million, respectively, was recorded as an expense in property management fees (see table below). During the three and six months ended June 30, 2021, $42,000 and $85,000, respectively was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three months ended June 30, 2022 and 2021 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three and six months ended June 30, 2022 or 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table reflects related party fees incurred and contractually due as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands)	Incurred	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$8,269	$7,885	$16,509	$15,563
Property management fees	1,812	1,594	3,648	3,555
Total related party operational fees and reimbursements	$10,081	$9,479	$20,157	$19,118
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.2 million and $0.3 million for each of the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.8 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $7.5 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
June 30, 2022
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
June 30, 2022
(Unaudited)
vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$16.47
Vested	(21,651)	16.43
Granted	24,864	15.18
Unvested, June 30, 2022	47,723	15.82

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Vested	(20,615)	16.22
Granted	20,176	18.71
Unvested, June 30, 2021	44,510	16.47

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
In September 2020, May 2021 and May 2022, the Company granted 132,025, 213,125 and 207,242 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years.
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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the six months ended June 30, 2022, 150 Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	(86,756)	17.61
Granted	207,242	14.97
Forfeitures	(150)	19.41
Unvested, June 30, 2022	425,443	17.18

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	132,025	$17.41
Granted	213,125	19.41
Forfeitures	(7,750)	17.41
Unvested, June 30, 2021	337,400	18.67

Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $1.1 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Compensation expense for awards granted pursuant to the RSP was $1.6 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of June 30, 2022, the Company had $0.7 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 2.2 years. As of June 30, 2022, the Company had $4.1 million unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.8 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
Compensation Expense - 2021 OPP and 2018 OPP
During the three and six months ended June 30, 2022, the Company recorded total compensation expense related to the LTIP Units of $2.2 million and $4.5 million, respectively. During the three and six months ended June 30, 2021, the Company recorded total compensation expense related to the 2018 OPP and 2021 OPP of $2.6 million and $5.0 million, respectively.
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
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. In total, the Company paid $0.1 million and $10.7 million of distributions related to LTIP Units during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $10.8 million of distributions related to LTIP Units during the six months ended June 30, 2022 and 2021, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2022 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(5,847)	$(2,428)	$(364)	$(3,260)
Adjustments to net loss attributable to common stockholders for common share equivalents	(215)	(10,744)	(437)	(10,897)
Adjusted net loss attributable to common stockholders	$(6,062)	$(13,172)	$(801)	$(14,157)

Weighted average common shares outstanding — Basic and Diluted	103,649,308	96,386,229	103,622,891	93,968,011
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.06)	$(0.14)	$(0.01)	$(0.15)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested RSUs (1)	43,508	44,908	43,694	44,616
Unvested Restricted Shares (2)	402,669	260,113	354,157	195,095
LTIP Units (3)	2,500,000	769,231	2,500,000	386,740
Total common share equivalents excluded from EPS calculation	2,946,177	1,074,252	2,897,851	626,451
(1) There were 47,723 and 44,510 unvested RSUs issued and outstanding as of June 30, 2022 and 2021, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 425,443 and 337,400 unvested Restricted Shares issued and outstanding as of June 30, 2022 and 2021 respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of June 30, 2022 and 2021. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP and 2021 OPP.
Conditionally issuable shares relating to the 2021 OPP award (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2022 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
The Company did not acquire any properties subsequent to June 30, 2022. Subsequent to June 30, 2022, the Company disposed of one property for a contract price of $2.6 million. This property was classified as held for sale on the Company’s consolidated balance sheet as of June 30, 2022 and was not encumbered under any mortgage debt nor part of the borrowing base under our Revolving Credit Facility as of June 30, 2022.
Credit Facility Amendment
On July 26, 2022, the Company entered into an amendment to the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The impact of this amendment will be to increase the Company’s flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the Credit Facility.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021, this and our other Quarterly Reports on Form 10-Q and our other filings with the Security and Exchange Commission.

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
As of June 30, 2022, we owned 311 properties consisting of 39.5 million rentable square feet, which were 98.9% leased, with a weighted-average remaining lease term of 8.3 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2022, 62% of our properties were located in the U.S. and Canada and 38% of our properties were located in Europe, and our portfolio was comprised of 55% industrial/distribution properties, 42% office properties and 3% retail properties. These percentages as of June 30, 2022 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2022. The straight-line rent includes amounts for tenant concessions.
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
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 62.3% of our rental income on an annualized straight-line basis for leases in place as of June 30, 2022 was derived from Investment Grade rated tenants, comprised of 34.2% leased to tenants with an actual investment grade rating and 28.1% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2022.
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
As of July 31, 2022, we have collected approximately 100% of the original cash rent due for the second quarter of 2022 across our entire portfolio. This level of collection was consistent with our level of collections for the first quarter of 2022 and each quarter during the year ended December 31, 2021.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. During 2020 in light of COVID-19 pandemic, we agreed with certain tenants to defer a certain portion of cash rent due in 2020 to instead be due during 2021 and 2022. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we still collected approximately 100% of original cash rent due in the first and second quarters of 2022 across our entire portfolio. This information about rent collections may not be indicative of any future period. There is no assurance that we will be able to collect the cash rent that is due in future months. The ongoing impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of June 30, 2022:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	1.7
Wickes Building Supplies I	May 2013	UK	1	30	9.6
Everything Everywhere	Jun. 2013	UK	1	65	5.0
Thames Water	Jul. 2013	UK	1	79	3.2
Wickes Building Supplies II	Jul. 2013	UK	1	29	4.5
PPD Global Labs	Aug. 2013	US	1	77	2.5
Northern Rock	Sep. 2013	UK	2	86	5.2
Wickes Building Supplies III	Nov. 2013	UK	1	28	6.4
XPO Logistics	Nov. 2013	US	7	105	1.4
Wolverine	Dec. 2013	US	1	469	5.6
Rheinmetall	Jan. 2014	GER	1	320	1.5
GE Aviation	Jan. 2014	US	1	369	3.5
Provident Financial	Feb. 2014	UK	1	117	13.4
Crown Crest	Feb. 2014	UK	1	806	16.6
Trane	Feb. 2014	US	1	25	1.4
Aviva	Mar. 2014	UK	1	132	7.0
DFS Trading I	Mar. 2014	UK	5	240	7.7
GSA I	Mar. 2014	US	1	135	0.1
National Oilwell Varco I	Mar. 2014	US	1	24	1.1
GSA II	Apr. 2014	US	2	25	0.6
OBI DIY	Apr. 2014	GER	1	144	1.5
DFS Trading II	Apr. 2014	UK	2	39	7.7
GSA III	Apr. 2014	US	2	28	0.5
GSA IV	May 2014	US	1	33	3.1
Indiana Department of Revenue	May 2014	US	1	99	0.5
National Oilwell Varco II	May 2014	US	1	23	7.7
Nissan	May 2014	US	1	462	6.3
GSA V	Jun. 2014	US	1	27	0.8
Lippert Components	Jun. 2014	US	1	539	15.6
Select Energy Services I	Jun. 2014	US	3	136	4.3
Bell Supply Co I	Jun. 2014	US	6	80	6.5
Axon Energy Products	Jun. 2014	US	2	88	7.9
Lhoist	Jun. 2014	US	1	23	10.5
GE Oil & Gas	Jun. 2014	US	2	70	3.0
Select Energy Services II	Jun. 2014	US	4	143	4.4
Bell Supply Co II	Jun. 2014	US	2	19	6.5
Superior Energy Services	Jun. 2014	US	2	42	1.8
Amcor Packaging	Jun. 2014	UK	7	295	2.4
GSA VI	Jun. 2014	US	1	7	1.8
Nimble Storage	Jun. 2014	US	1	165	0.0
FedEx -3-Pack	Jul. 2014	US	3	339	7.0
Sandoz, Inc.	Jul. 2014	US	1	154	4.1
Wyndham	Jul. 2014	US	1	32	2.8
Valassis	Jul. 2014	US	1	101	0.8
GSA VII	Jul. 2014	US	1	26	2.4
AT&T Services	Jul. 2014	US	1	402	4.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
PNC - 2-Pack	Jul. 2014	US	2	210	7.1
Fujitsu	Jul. 2014	UK	3	163	7.8
Continental Tire	Jul. 2014	US	1	91	3.1
BP Oil	Aug. 2014	UK	1	3	3.3
Malthurst	Aug. 2014	UK	2	4	3.4
HBOS	Aug. 2014	UK	3	36	3.1
Thermo Fisher	Aug. 2014	US	1	115	2.2
Black & Decker	Aug. 2014	US	1	71	10.9
Capgemini	Aug. 2014	UK	1	90	0.8
Merck & Co.	Aug. 2014	US	1	146	3.2
GSA VIII	Aug. 2014	US	1	24	2.1
Waste Management	Sep. 2014	US	1	84	5.5
Intier Automotive Interiors	Sep. 2014	UK	1	153	1.9
HP Enterprise Services	Sep. 2014	UK	1	99	3.7
FedEx II	Sep. 2014	US	1	12	1.8
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	10.5
Dollar General - 39-Pack	Sep. 2014	US	21	200	5.7
FedEx III	Sep. 2014	US	2	221	5.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	2.2
Kuka	Sep. 2014	US	1	200	2.0
CHE Trinity	Sep. 2014	US	2	374	5.6
FedEx IV	Sep. 2014	US	2	255	6.0
GE Aviation	Sep. 2014	US	1	102	0.5
DNV GL	Oct. 2014	US	1	82	2.7
Rexam	Oct. 2014	GER	1	176	2.7
FedEx V	Oct. 2014	US	1	76	2.0
Onguard	Oct. 2014	US	1	120	8.6
Metro Tonic	Oct. 2014	GER	1	636	3.3
Axon Energy Products	Oct. 2014	US	1	26	0.0
Tokmanni	Nov. 2014	FIN	1	801	11.2
Fife Council	Nov. 2014	UK	1	37	1.6
GSA IX	Nov. 2014	US	1	28	9.8
KPN BV	Nov. 2014	NETH	1	133	4.5
Follett School	Dec. 2014	US	1	487	2.5
Quest Diagnostics	Dec. 2014	US	1	224	2.2
Diebold	Dec. 2014	US	1	158	0.5
Weatherford Intl	Dec. 2014	US	1	20	3.3
AM Castle	Dec. 2014	US	1	128	7.3
FedEx VI	Dec. 2014	US	1	28	7.2
Constellium Auto	Dec. 2014	US	1	321	7.4
C&J Energy II	Mar. 2015	US	1	125	8.3
Fedex VII	Mar. 2015	US	1	12	2.3
Fedex VIII	Apr. 2015	US	1	26	2.3
Crown Group I	Aug. 2015	US	2	204	1.5
Crown Group II	Aug. 2015	US	2	411	13.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	7.5
JIT Steel Services	Sep. 2015	US	2	127	7.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	7.3
FedEx Ground	Sep. 2015	US	1	91	3.0
Office Depot	Sep. 2015	NETH	1	206	6.7
Finnair	Sep. 2015	FIN	4	656	8.7

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Auchan	Dec. 2016	FR	1	152	10.7
Pole Emploi	Dec. 2016	FR	1	41	1.0
Sagemcom	Dec. 2016	FR	1	265	1.6
NCR Dundee	Dec. 2016	UK	1	132	4.4
FedEx Freight I	Dec. 2016	US	1	69	1.2
DB Luxembourg	Dec. 2016	LUX	1	156	1.5
ING Amsterdam	Dec. 2016	NETH	1	509	5.0
Worldline	Dec. 2016	FR	1	111	1.5
Foster Wheeler	Dec. 2016	UK	1	366	2.1
ID Logistics I	Dec. 2016	GER	1	309	2.3
ID Logistics II	Dec. 2016	FR	2	964	2.4
Harper Collins	Dec. 2016	UK	1	873	3.2
DCNS	Dec. 2016	FR	1	97	2.3
Cott Beverages Inc	Feb. 2017	US	1	170	4.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	4.2
Bridgestone Tire	Sep. 2017	US	1	48	5.1
GKN Aerospace	Oct. 2017	US	1	98	4.5
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	10.3
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	10.3
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	10.3
Tremec North America	Nov. 2017	US	1	127	5.3
Cummins	Dec. 2017	US	1	59	2.9
GSA X	Dec. 2017	US	1	26	7.5
Momentum Manufacturing Group	Dec. 2017	US	1	83	10.5
Chemours	Feb. 2018	US	1	300	5.6
FCA USA	Mar. 2018	US	1	128	5.7
Lee Steel	Mar. 2018	US	1	114	6.3
LSI Steel - 3 Pack	Mar. 2018	US	3	218	5.3
Contractors Steel Company	May 2018	US	5	1,392	5.9
FedEx Freight II	Jun. 2018	US	1	22	10.2
DuPont Pioneer	Jun. 2018	US	1	200	10.0
Rubbermaid - Akron OH	Jul. 2018	US	1	669	6.6
NetScout - Allen TX	Aug. 2018	US	1	145	8.2
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	16.3
FedEx - Greenville NC	Sep. 2018	US	1	29	10.6
Penske	Nov. 2018	US	1	606	6.4
Momentum Manufacturing Group	Nov. 2018	US	1	65	16.4
LKQ Corp.	Dec. 2018	US	1	58	8.6
Walgreens	Dec. 2018	US	1	86	3.4
Grupo Antolin	Dec. 2018	US	1	360	10.3
VersaFlex	Dec. 2018	US	1	113	16.5
Cummins	Mar. 2019	US	1	37	6.4
Stanley Security	Mar. 2019	US	1	80	6.0
Sierra Nevada	Apr. 2019	US	1	60	6.8
EQT	Apr. 2019	US	1	127	8.0
Hanes	Apr. 2019	US	1	276	6.3
Union Partners	May 2019	US	2	390	6.8
ComDoc	Jun. 2019	US	1	108	6.9
Metal Technologies	Jun. 2019	US	1	228	11.9

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Encompass Health	Jun. 2019	US	1	199	10.8
Heatcraft	Jun. 2019	US	1	216	6.0
C.F. Sauer SLB	Aug. 2019	US	6	598	17.1
SWECO	Sep. 2019	US	1	191	12.9
Viavi Solutions	Sep. 2019	US	2	132	10.2
Faurecia	Dec. 2019	US	1	278	6.8
Plasma	Dec. 2019	US	9	125	8.0
Whirlpool	Dec. 2019	US	6	2,924	9.5
FedEx	Dec. 2019	CN	2	20	7.0
Momentum Manufacturing Group	Dec. 2019	US	1	116	17.5
Viavi Solutions	Jan. 2020	US	1	46	10.2
CSTK	Feb. 2020	US	1	56	7.7
Metal Technologies	Feb. 2020	US	1	31	12.7
Whirlpool	Feb. 2020	IT	2	29	3.9
Fedex	Mar. 2020	CN	1	2,195	17.8
Klaussner	Mar. 2020	US	4	196	9.7
Plasma	May 2020	US	6	78	9.2
Klaussner	Jun. 2020	US	1	261	17.8
Momentum Manufacturing Group	Jun. 2020	US	1	48	18.0
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	10.3
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	7.5
ZF Active Safety	Dec. 2020	US	1	216	11.3
FCA USA	Dec. 2020	US	1	997	8.0
Momentum Manufacturing Group	Apr. 2021	US	1	93	18.8
Cameron International	Apr. 2021	US	1	44	6.3
The McLaren Group	Apr. 2021	UK	3	841	18.8
Trafalgar Court	Sep. 2021	C.I.	1	114	8.9
Pilot Point Steel	Oct. 2021	US	2	166	14.3
Walmart Learning Center	Oct. 2021	US	1	90	6.3
Promess	Dec. 2021	US	3	68	14.5
Thetford Corporation	Dec. 2021	US & NETH	4	483	14.5
PFB Corporation	Dec. 2021	CAN & US	8	604	19.5
Executive Mailing Service	Apr. 2022	US	1	175	14.8
Caledonia House	May 2022	UK	1	67	11.3
Momentum Manufacturing Group	Jun. 2022	US	1	58	20.0
Total			311	39,519	8.3
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2022.

.

Results of Operations
In addition to the comparative period-over-period discussions below, please see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Leasing Activity
During the second quarter of 2022, we executed six lease extensions and expansion leases totaling 1.5 million square feet and $48.0 million in net new straight-line rent over the new weighted-average remaining lease term.
Comparison of the Three Months Ended June 30, 2022 and 2021
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $5.8 million for the three months ended June 30, 2022, as compared to a loss of $2.4 million for the three months ended June 30, 2021. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $95.2 million and $99.6 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by the change in foreign exchange rates and the non-recurrence of a $5.2 million receivable that was recorded in revenue from tenants in the second quarter of 2021, partially offset by the impact of our property acquisitions since June 30, 2021. The receivable in the second quarter of 2021 was recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group was required to reimburse us for.
During the three months ended June 30, 2022 there were decreases of 10.0% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 11.6% in the Euro (“EUR”) to USD, when compared to the same period last year. These exchange rate fluctuations did not have a material impact on revenue from tenants or any other expenses categories discussed below.
Property Operating Expenses
Property operating expenses were $7.8 million and $7.5 million for the three months ended June 30, 2022 and 2021, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the Government Services Administration (the “GSA”) properties for which certain expenses are not reimbursable by the GSA. The minor increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the three months ended June 30, 2022 of 10.0% in the average exchange rate for GBP to USD and 11.6% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $10.1 million and $9.5 million for the three months ended June 30, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our advisory agreement with the Advisor (our “Advisory Agreement”) requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the quarters ended June 30, 2022 or 2021. The increase in operating fees between the periods primarily results from an increase of $0.4 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities during 2021 and the first six months of 2022. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2022 and 2021, property management fees were $1.8 million and $1.6 million, respectively. Included in property management fees for the three months ended June 30, 2022 and 2021 are lease commission expenses of $200,000 and $42,000, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Impairment Charges
As of June 30, 2022, we began an operational review of one of our properties and concluded that the estimated fair value was lower than its carrying value. We recorded an impairment charge of $16.0 million in the second quarter of 2022, based on the estimated selling price of the asset. As of June 30, 2021, we had determined that the estimated fair values of two of our properties were lower than their respective carrying values. The impairment charges in the quarter ended June 30, 2021 of $6.7 million was based on the estimated selling prices of both assets.
Acquisition, Transaction and Other Costs
We recognized $133,000 and $28,000 of acquisition, transaction and other costs during the three months ended June 30, 2022 and 2021, respectively.
General and Administrative Expenses
General and administrative expenses were $3.7 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.2 million and $0.3 million to the Advisor under the Advisory Agreement for each of the three months ended June 30, 2022 and 2021, respectively. The decrease was also impacted by lower legal and professional fees in the second quarter of 2022 when compared to the same quarter last year.
Equity-Based Compensation
During the three months ended June 30, 2022 and 2021, we recognized equity-based compensation expense of $3.4 million and $3.0 million, respectively. Equity-based compensation consists of expense related to our multi-year outperformance agreements entered into with the Advisor in June 2021 (the “2021 OPP”) and in July 2018 (the “2018 OPP”) and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The expense recorded in the second quarter of 2022 includes the straight-line expense from the 2021 OPP, as we began recording expense for the 2021 OPP in May 2021. However, the expense recorded in the second quarter of 2021 includes the straight-line expense from the 2021 OPP (beginning in May 2021) and the 2018 OPP, which expired on June 2, 2021. The increase in equity-based compensation expense was due to higher straight-line expense recorded for the 2021 OPP due to the higher fair value of the LTIP Units granted under the 2021 OPP, as well as the impact of additional amortization expense recorded for grants of RSUs and Restricted Shares that occurred during the second quarter of 2022. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $39.4 million and $39.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in the second quarter of 2022 as compared to the second quarter of 2021 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2021, partially offset by decreases during the three months ended June 30, 2022 of 10.0% in the average exchange rate for GBP to USD and 11.6% in the EUR to USD, when compared to the same period last year.
Gain (Loss) on Dispositions of Real Estate Assets
During the three months ended June 30, 2022, we sold one property in the U.K. and recorded a gain of $0.1 million. During the three months ended June 30, 2021, we did not sell any properties.
Interest Expense
Interest expense was relatively stable, totaling $23.4 million and $24.0 million for the three months ended June 30, 2022 and 2021, respectively. The net amount of our total gross debt outstanding decreased from $2.5 billion as of June 30, 2021 to $2.4 billion as of June 30, 2022 and the weighted-average effective interest rate of our total debt changed from 3.4% as of June 30, 2021 to 3.5% as of June 30, 2022.
The slight decrease in interest expense was also impacted by decreases during the three months ended June 30, 2022 of 10.0% in the average exchange rate for GBP to USD and 11.6% in the average exchange rate for EUR to USD, when compared to the same period last year. As of June 30, 2022, approximately 25.0% of our total debt outstanding was denominated in EUR, 16.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of June 30, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2022, approximately 56% of our total debt outstanding was secured and 44% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The Credit Facility and Senior Notes are guaranteed by certain of our subsidiaries. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gain of $7.8 million on derivative instruments for the three months ended June 30, 2022 and the losses of $0.5 million on derivative instruments for the three months ended June 30, 2021, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. For the three months ended June 30, 2022, the gain on derivative instruments consisted of unrealized gains of $6.3 million and realized gains of $1.5 million. For the three months ended June 30, 2021, losses on derivative instruments consisted of unrealized losses of $0.3 million and realized losses of $0.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below) as they are cash in nature.
We recorded a gain of $2.4 million for losses on undesignated foreign currency advances and other hedge ineffectiveness, related to accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the three months ended June 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2021.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $2.5 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase was driven by foreign acquisitions consummated in the second and third quarters of 2021.
Leasing Activity
During the six months ended June 30, 2022, we executed 10 lease extensions and expansion leases totaling 2.7 million square feet and $102.0 million in net new straight-line rent over the new weighted-average remaining lease term.
Comparison of the Six Months Ended June 30, 2022 and 2021
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was a loss of $0.4 million for the six months ended June 30, 2022, as compared to a loss of $3.3 million for the six months ended June 30, 2021. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $192.3 million and $189.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by the impact of our property acquisitions since June 30, 2021, partially offset by the change in foreign exchange rates and the non-recurrence of a $5.2 million receivable that was recorded in revenue from tenants in the second quarter of 2021. This receivable was recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for.
During the six months ended June 30, 2022 there were decreases of 6.4% in the average exchange rate for GBP to USD and 9.3% in the EUR to USD, when compared to the same period last year.These exchange rate fluctuations did not have a material impact on revenue from tenants or any other expenses categories discussed below.
Property Operating Expenses
Property operating expenses were $15.3 million and $15.0 million for the six months ended June 30, 2022 and 2021, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the GSA for which certain expenses are not reimbursable by the GSA. The minor increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the six months ended June 30, 2022 of 6.4% in the average exchange rate for GBP to USD and 9.3% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $20.2 million and $19.1 million for the six months ended June 30, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the six months ended June 30, 2022 or 2021. The increase in operating fees between the periods in part results from an increase of $0.9 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities during 2021 and the first six months of 2022. The Variable Base Management Fee would also increase in connection with other offerings or issuances of equity securities (see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022 and 2021, property management fees were $3.6 million and $3.6 million, respectively. During the six months ended June 30, 2022 and 2021, property management fees were $3.6 million and $3.6 million, respectively. Included in property management fees for the six months ended June 30, 2022 and 2021 are lease commission expenses of $700,000 and $85,000, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Impairment Charges
As of June 30, 2022, we began an operational review of one of our properties and concluded that the estimated fair value was lower than its carrying value. We recorded an impairment charge of $16.0 million in the second quarter of 2022, based on the estimated selling price of the asset. As of June 30, 2021, we had determined that the estimated fair values of two of our properties were lower than their respective carrying values. The impairment charges in the six months ended June 30, 2021 of $6.7 million was based on the estimated selling prices of both assets.
Acquisition, Transaction, and Other Costs
We recognized $141,000 and $45,000 of acquisition, transaction and other costs during the six months ended June 30, 2022 and 2021, respectively. Acquisition, transaction and other costs during the six months ended June 30, 2022 and 2020 were due to costs for terminated acquisitions.

General and Administrative Expenses
General and administrative expenses were $7.6 million and $8.3 million for the six months ended June 30, 2022 and 2021, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.7 million and $0.5 million to the Advisor under the Advisory Agreement for the six months ended June 30, 2022 and 2021, respectively. The overall decrease in general and administrative expenses was also impacted by lower legal and professional fees in the first six months of 2022 when compared to the same period last year.
Equity-Based Compensation
During the six months ended June 30, 2022 and 2021, we recognized equity-based compensation expense of $6.1 million and $5.6 million, respectively. Equity-based compensation consists of expense related to the 2018 OPP and the 2021 OPP, as well as amortization of Restricted Shares granted to employees of the Advisor or its affiliates who are involved in providing services to us and RSUs granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The expense recorded in the first six months of 2022 includes the straight-line expense from the 2021 OPP, as we began recording expense for the 2021 OPP in May 2021. The expense recorded in the first six months of 2021 includes the straight-line expense from the 2021 OPP (beginning in May 2021) and the 2018 OPP, which expired on June 2, 2021. The increase in equity-based compensation expense was due to higher expense recorded for the 2021 OPP due to the higher fair value of the LTIP Units granted under the 2021 OPP and the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2022. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $79.2 million and $79.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in the first six months of 2022 compared to the first six months of 2021 was due to additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2021, partially offset by decreases during the six months ended June 30, 2022of 6.4% in the average exchange rate for GBP to USD and 9.3% in the EUR to USD, when compared to the same period last year.
Gain (Loss) on Dispositions of Real Estate Investments
During the six months ended June 30, 2022, we sold one property in the U.K. and recorded a gain of $0.1 million. During the six months ended June 30, 2021, we did not sell any properties.
Interest Expense
Interest expense was $47.6 million and $45.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily related to interest expense on the £101.0 million ($122.7 million as of June 30, 2022) mortgage loan entered into in April 2021 as part of the acquisition of the global headquarters of the McLaren Group and interest expense on the £28.0 million ($34.0 million as of June 30, 2022) mortgage that funded, in part, the acquisition of the Trafalgar Court property located in Guernsey, Channel Islands (see Note 4 — Mortgage Notes Payable, Net and Note 6 - Senior Notes, Net for additional details). The net amount of our total gross debt outstanding decreased from $2.5 billion as of June 30, 2021 to $2.4 billion as of June 30, 2022 and the weighted-average effective interest rate of our total debt changed from 3.4% as of June 30, 2021 to 3.5% as of June 30, 2022.
The increase in interest expense was also impacted by decreases during the six months ended June 30, 2022 of 6.4% in the average exchange rate for GBP to USD and 9.3% in the average exchange rate for EUR to USD, when compared to the same period last year. As of June 30, 2022, approximately 25.0% of our total debt outstanding was denominated in EUR, 16.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of June 30, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2022, approximately 56% of our total debt outstanding was secured and 44% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.

Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $12.4 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the six months ended June 30, 2022, the gain on derivative instruments consisted of unrealized gains of $10.5 million and realized gains of $1.9 million. For the six months ended June 30, 2021, gains on derivative instruments consisted of unrealized gains of $1.5 million and realized losses of $0.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below) as they are cash in nature.
We recorded a gain of $2.4 million for losses on undesignated foreign currency advances and other hedge ineffectiveness, related to accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the six months ended June 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2021.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of tax payments. Income tax expense was $5.6 million and $4.0 million for the six months ended June 30, 2022 and 2021 respectively. The increase is primarily driven by the European acquisitions completed in the nine months ended September 30, 2021.
Cash Flows from Operating Activities
During the six months ended June 30, 2022, net cash provided by operating activities was $105.9 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2022 reflect net income of $9.8 million, adjusted for non-cash items of $90.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other, and impairments). In addition, operating cash flow was impacted by the receipt of a $9.0 million termination fee from a tenant, a decrease of $0.1 million in working capital items and lease incentive and commission payments of $3.1 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 of $35.4 million was due to property acquisitions of $33.9 million and capital expenditures of $4.8 million.
Net cash used in investing activities during the six months ended June 30, 2021 of $269.8 million was driven by property acquisitions of $264.9 million, deposits for real estate investments of $0.3 million and capital expenditures of $4.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $39.7 million during the six months ended June 30, 2022 was a result of net payments on the Term Loan of $0.0 million, payments of mortgage notes payable of $18.9 million, dividends paid to common stockholders of $83.1 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), of $6.2 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), of $3.9 million and distributions to non-controlling interest holders of $0.2 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $78.8 million and net proceeds from the issuance of Series B Preferred Stock of $4.5 million.
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
Liquidity and Capital Resources
Our principal future needs for use of our cash and cash equivalents will include the purchase of additional properties or other investments in accordance with our investment strategy, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $111.2 million and $89.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $24.2 million as of June 30, 2022) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom.
Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock and interest payments on debt as well as anticipated capital expenditures. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any. During the six months ended June 30, 2022, cash used to pay 100% of our dividends was generated from cash flows provided by operations.
The COVID-19 pandemic has not yet had a significant negative impact on our rent collections since the pandemic began in 2020. Although the impact was not significant, during 2020 the COVID-19 pandemic caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which impacts the amount of cash we generate from our operations. The future impact of the pandemic on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, our ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
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
Acquisitions and Dispositions —Three and six Months Ended June 30, 2022
During the three and six months ended June 30, 2022, we acquired three properties for $33.9 million, including capitalized acquisition costs.
During the three and six months ended June 30, 2022 we sold one property in the UK for a contract sale price of $3.5 million. This property was previously encumbered under our United Kingdom Properties - Bulk Loan mortgage.
Acquisitions and Dispositions Subsequent to June 30, 2022 and Pending Transactions
We did not acquire any properties subsequent to June 30, 2022. We disposed of one property in Houston Texas subsequent to June 30, 2022 for a contract price of $2.6 million. This property was classified as held for sale on our consolidated balance sheet as of June 30, 2022 and was not encumbered under any mortgage debt nor part of the borrowing base under our Revolving Credit Facility as of June 30, 2022.
We have signed one non-binding letter of intent (“LOI”) to acquire five net lease properties for an aggregate purchase price of $71.2 million.
We have agreed to terms to dispose of one property in France for an aggregate contract price of $48.2 million. This property in France is encumbered under our mortgage loan secured by our properties in France.
The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the acquisitions or dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $500.0 million through sales of Common Stock from time to time through our sales agents. During the three and six months ended June 30, 2022, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the three months ended June 30, 2022, we sold 84,435 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $2.1 million before nominal commissions paid and issuance costs. During the six months ended June 30, 2022, we sold 181,819 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.5 million before nominal commissions paid and issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of June 30, 2022 and December 31, 2021, we had total debt outstanding of $2.4 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 3.5% and 3.4%, respectively.
As of June 30, 2022, 76.0% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.7% per annum. As of June 30, 2022, 24.0% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.4% per annum. The total gross carrying value of unencumbered assets as of June 30, 2022 was $2.0 billion, of which approximately $1.2 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 55.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2022. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of June 30, 2022. As of June 30, 2022, the weighted-average maturity of our indebtedness was 4.3 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we, together with the OP, issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). As of June 30, 2022, and December 31, 2021, the carrying amount of the outstanding on our balance sheet totaled $492.4 million and $491.7 million, respectively, which is net of $7.6 million and $8.3 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of June 30, 2022, we had secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020 based on amounts specified under the loan. All of our other mortgage loans require payment of interest-only with the principal due at maturity. During the first six months of 2022, approximately $18.9 million in principal was repaid, on the United Kingdom Properties - Bulk Loan. The Company used cash on hand and funds received from the termination fee to make the payments. As of June 30, 2022, this mortgage had a balance of $209.6 million. Principal of approximately £3.7 million (approximately $4.5 million) is due during the third quarter of 2022, which is the only principal repayment due in the third quarter.
Credit Facility
As of June 30, 2022, outstanding borrowings under our Revolving Credit Facility were $558.9 million. During the six months ended June 30, 2022, the amounts drawn on the Revolving Credit Facility increased $78.8 million, primarily due to the amendment and restatement of the Credit Facility and the conversion of the Term Loan to the Revolving Credit Facility (see below for additional information). As of June 30, 2022, approximately $85.8 million was available for future borrowings under the Revolving Credit Facility.
On April 8, 2022, we entered into an amendment and restatement of the Credit Facility. Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the Revolving Credit Facility. The amount previously outstanding under the Term Loan was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar denominated loans. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, we have the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. We incurred approximately $10.1 million of deferred financing costs during the second quarter of 2022 related to the April 2022 amendment and restatement of the Credit Facility. Also, on July 26, 2022, we entered into an amendment to the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The impact of this amendment will be to increase our flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the Credit Facility.
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

Through March 31, 2022, prior to the amendment and restatement of Credit Facility, the Credit Facility consisted of two components, a Revolving Credit Facility and a Term Loan, both of which required payment of interest-only. The Revolving Credit Facility was scheduled to mature on August 1, 2023, and the Term Loan was scheduled to mature on August 1, 2024. Prior to the amendment and restatement, borrowings under the Credit Facility bore interest at a variable rate per annum based on an applicable margin that varied based on the ratio of consolidated total indebtedness and the consolidated total asset value of us and our subsidiaries plus either (i) LIBOR, as applicable to the currency being borrowed, or (ii) a “base rate” equal to the greatest of (a) KeyBank’s “prime rate,” (b) 0.5% above the Federal Funds Effective Rate, or (c) 1.0% above one-month LIBOR. The applicable interest rate margin was based on a range from 0.45% to 1.05% per annum with respect to base rate borrowings under the Revolving Credit Facility, 1.45% to 2.05% per annum with respect to LIBOR borrowings under the Revolving Credit Facility, 0.40% to 1.00% per annum with respect to base rate borrowings under the Term Loan and 1.40% to 2.00% per annum with respect to LIBOR borrowings under the Term Loan. As of June 30, 2022, the Credit Facility had a weighted-average effective interest rate of 2.9% after giving effect to interest rate swaps in place.
Following the amendment and restatement, the Credit Facility now matures on October 8, 2026, subject to our option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Previously the Credit Facility had been scheduled to mature in August 2023, subject to our extension options. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $24.2 million as of June 30, 2022) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom. Also, we have a $7.4 million letter of credit held by a lender which was put in place to cure a cash trap sweep event under one of our mortgages (see “— Covenants —Multi-Tenant Mortgage Loan III” section below for additional information on this letter of credit). This letter of credit reduces the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Covenants
As of June 30, 2022, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2022, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of June 30, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan believe, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, they failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Trigger Event”) and believe that such failure, if confirmed by lender, would trigger a separate cash sweep event under the loan. A DSCR Trigger Event, if triggered, is not an event of default and instead triggers a cash sweep event. To date the lender has not notified the borrower entities of the occurrence of a DSCR

Trigger Event under the loan. Per the loan agreement we are able to cure a cash sweep event resulting from a DSCR Trigger Event by delivering a letter of credit in the face amount of the excess cash flow for the trailing three month immediately preceding the date of the DSCR Trigger Event. Such letter of credit is thereafter recalculated and increased (but never decreased) every three month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. In the event the lender confirms the occurrence of a DSCR Trigger Event for the loan, we intend to deliver the letter of credit described above to lender to cure the cash sweep event resulting from such DSCR Trigger Event. Such letter of credit will be held by the lender until such time as we restore debt service coverage ratio compliance under the loan for the requisite two calendar quarter time period. Upon issuance, such letter of credit will reduce availability for future borrowings under the Revolving Credit Facility.
French Properties
During the second and third quarters of 2021, we also triggered a cash sweep under one of our loans with a balance of €70.0 million ($73.2 million) as of June 30, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender is sweeping 30% of excess cash flow and retaining such amount in an excess cash collateral account. As of June 30, 2022, the amount of cash swept was €4.7 million ($4.9 million) and is recorded in restricted cash on our consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of June 30, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender is sweeping all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(5,847)	$(2,428)	$(364)	$(3,260)
Impairment charges	16,031	6,707	16,261	6,707
Depreciation and amortization	39,359	39,702	79,248	79,386
(Gain) loss on dispositions of real estate investments	(62)	7	(62)	7
FFO (as defined by NAREIT) attributable to common stockholders (1)	49,481	43,988	95,083	82,840
Acquisition, transaction and other costs	133	28	141	45
Loss on extinguishment of debt	342	—	342	—
Core FFO attributable to common stockholders (1)	49,956	44,016	95,566	82,885
Non-cash equity-based compensation	3,358	3,007	6,085	5,584
Non-cash portion of interest expense	2,336	2,395	4,932	4,674
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	273	158	603	217
Straight-line rent	(2,342)	(1,483)	(5,195)	(2,427)
Straight-line rent (rent deferral agreements) (2)	(39)	(521)	(159)	(1,170)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(2,440)	—	(2,440)	—
Eliminate unrealized (gains) losses on foreign currency transactions (3)	(6,321)	302	(10,531)	(1,460)
Amortization of mortgage discounts	238	187	489	187
Reimbursement of financing costs from McLaren loan (4)	—	(5,234)	—	(5,234)
AFFO attributable to common stockholders (1)	$45,019	$42,827	$89,350	$83,256

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$49,481	$43,988	$95,083	$82,840
Core FFO attributable to common stockholders	$49,956	$44,016	$95,566	$82,885
AFFO attributable to common stockholders	$45,019	$42,827	$89,350	$83,256
_________
(1)FFO, Core FFO and AFFO for the six months ended June 30, 2022 include income from a lease termination fee of $0.3 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2022, the gain on derivative instruments was $7.8 million, which consisted of unrealized gains of $6.3 million and realized gains of $1.5 million. For the six months ended June 30, 2022, the gain on derivative instruments was $12.4 million, which consisted of unrealized gains of $10.5 million and realized gains of $1.9 million. For the three months ended June 30, 2021, losses on derivative instruments was $0.5 million, which consisted of unrealized losses of $0.3 million and realized losses of $0.2 million. For the six months ended June 30, 2021, gains on derivative instruments were $1.3 million, which consisted of unrealized gains of $1.5 million and realized losses of $0.2 million.
(4)Amount represents a receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations in the three and six months ended June 30, 2021 since the receivable is considered to be earned revenue attributed to the period.

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
During the six months ended June 30, 2022 and the year ended December 31, 2021, we paid dividends on our common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Cash used to pay dividends and distributions during the six months ended June 30, 2022, was generated from cash flows from operations. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2022
	March 31, 2022		June 30, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,566		$41,558		$83,124
Dividends to holders of Series A Preferred Stock	3,081		3,081		6,162
Dividends to holders of Series B Preferred Stock	1,935		2,013		3,948
Distributions to holders of LTIP Units	100		100		200
Total dividends and distributions	$46,682		$46,752		$93,434

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,682	100.0%	$44,074	94.3%	$93,434	(1)	100.0%
Available cash on hand	—	—%	2,678	5.7%	—	(1)	—%
Total sources of dividend and distribution coverage	$46,682	100.0%	$46,752	100.0%	$93,434		100.0%

Cash flows provided by operations (GAAP basis)	$61,819		$44,074		$105,893

Net income (loss) (in accordance with GAAP)	$10,541		$(716)		$9,825
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 9.1%. To help mitigate the adverse impact of inflation, approximately 94.7% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of June 30, 2022, approximately 60.9%, based on straight line rent are fixed-rate increase, 26.2% are based on the Consumer Price Index, subject to certain caps, 7.5% are based on other measures, and 5.3% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain provisions in our bylaws and agreements may deter, delay or prevent a change in our control.
Provisions contained in our bylaws may deter, delay or prevent a change in control of our board of directors, including, for example, provisions requiring qualifications for an individual to serve as a director and a requirement that certain of our directors be “Managing Directors” and other directors be “Independent Directors,” as defined in our governing documents. As changes occur in the marketplace for corporate governance policies, the provisions may change, be removed, or new ones may be added.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended June 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (4)	Second Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
10.1 (5)
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.

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
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2022 and incorporated herein by reference.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 29, 2022.

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

Dated: August 4, 2022