Form 10-Q
period 2022-09-30
Global Net Lease, Inc.
filed 2022-11-03
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2022, the registrant had 103,795,364 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments, at cost (Note 3):
Land	$480,991	$511,579
Buildings, fixtures and improvements	3,195,358	3,424,431
Construction in progress	16,601	6,975
Acquired intangible lease assets	670,337	748,363
Total real estate investments, at cost	4,363,287	4,691,348
Less accumulated depreciation and amortization	(828,682)	(810,686)
Total real estate investments, net	3,534,605	3,880,662
Assets held for sale	45,125	—
Cash and cash equivalents	128,014	89,668
Restricted cash	6,634	3,643
Derivative assets, at fair value (Note 8)	48,611	4,260
Unbilled straight-line rent	68,615	74,221
Operating lease right-of-use asset (Note 10)	45,493	52,851
Prepaid expenses and other assets	52,848	49,178
Due from related parties	244	—
Deferred tax assets	1,363	1,488
Goodwill	20,355	22,060
Deferred financing costs, net	13,661	4,925
Total Assets	$3,965,568	$4,182,956

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,258,179	$1,430,915
Revolving credit facility (Note 5)	605,109	225,566
Term loan, net (Note 5)	—	278,554
Senior notes, net (Note 6)	492,773	491,735
Acquired intangible lease liabilities, net	24,759	29,345
Derivative liabilities, at fair value (Note 8)	—	4,259
Due to related parties	76	893
Accounts payable and accrued expenses	27,558	25,887
Operating lease liability (Note 10)	20,255	22,771
Prepaid rent	40,502	32,756
Deferred tax liability	6,423	8,254
Taxes payable	190	—
Dividends payable	5,170	5,386
Total Liabilities	2,480,994	2,556,321
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2022 and December 31, 2021	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 and 4,503,893 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	47	45
Common Stock, $0.01 par value, 250,000,000 shares authorized, 104,144,480 and 103,900,452 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,371	2,369
Additional paid-in capital	2,682,600	2,675,154
Accumulated other comprehensive (loss) income	(24,899)	15,546
Accumulated deficit	(1,188,266)	(1,072,462)
Total Stockholders’ Equity	1,471,921	1,620,720
Non-controlling interest	12,653	5,915
Total Equity	1,484,574	1,626,635
Total Liabilities and Equity	$3,965,568	$4,182,956
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from tenants	$92,599	$95,758	$284,909	$284,712

Expenses:
Property operating	7,765	6,747	23,023	21,784
Operating fees to related parties	10,088	9,880	30,245	28,998
Impairment charges	796	1,199	17,057	7,906
Acquisition, transaction and other costs	103	54	244	99
General and administrative	4,060	3,911	11,629	12,240
Equity-based compensation	3,132	2,721	9,217	8,305
Depreciation and amortization	37,791	41,665	117,039	121,051
Total expenses	63,735	66,177	208,454	200,383
Operating income before gain (loss) on dispositions of real estate investments	28,864	29,581	76,455	84,329
Gain on dispositions of real estate investments	143	1,195	205	1,188
Operating income	29,007	30,776	76,660	85,517
Other income (expense):
Interest expense	(24,207)	(24,858)	(71,779)	(70,244)
Loss on extinguishment of debt	(41)	—	(383)	—
Gain on derivative instruments	13,121	3,560	25,534	4,888
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	2,439	—
Other income (loss)	10	(158)	854	(59)
Total other expense, net	(11,117)	(21,456)	(43,335)	(65,415)
Net income before income tax	17,890	9,320	33,325	20,102
Income tax expense	(3,052)	(1,930)	(8,662)	(5,940)
Net income	14,838	7,390	24,663	14,162
Preferred stock dividends	(5,099)	(5,016)	(15,288)	(15,048)
Net income (loss) attributable to common stockholders	$9,739	$2,374	$9,375	$(886)

Basic and Diluted Income (Loss) Per Share:
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.09	$0.02	$0.08	$(0.12)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	103,714,646	101,477,699	103,654,157	96,498,748
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$14,838	$7,390	$24,663	$14,162

Other comprehensive income (loss)
Cumulative translation adjustment	(30,706)	(9,759)	(68,738)	(5,858)
Designated derivatives, fair value adjustments	15,321	2,983	28,293	8,312
Other comprehensive (loss) income	(15,385)	(6,776)	(40,445)	2,454

Comprehensive income (loss)	(547)	614	(15,782)	16,616

Preferred Stock dividends	(5,099)	(5,016)	(15,288)	(15,048)

Comprehensive (loss) income attributable to common stockholders	$(5,646)	$(4,402)	$(31,070)	$1,568

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	70,218	1	950	—	—	951	—	951
Issuance of Series B Preferred Stock, net	—	—	191,994	2	—	—	4,705	—	—	4,707	—	4,707
Dividends declared:
Common Stock, $1.20 per share	—	—	—	—	—	—	—	—	(124,879)	(124,879)	—	(124,879)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	(6,045)	(6,045)	—	(6,045)
Equity-based compensation, net of forfeitures	—	—	—	—	227,243	2	2,477	—	—	2,479	6,738	9,217
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(53,433)	(1)	(686)	—	—	(687)	—	(687)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Net Income	—	—	—	—	—	—	—	—	24,663	24,663	—	24,663
Cumulative translation adjustment	—	—	—	—	—	—	—	(68,738)	—	(68,738)	—	(68,738)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	28,293	—	28,293	—	28,293
Balance, September 30, 2022	6,799,467	$68	4,695,887	$47	104,144,480	$2,371	$2,682,600	$(24,899)	$(1,188,266)	$1,471,921	$12,653	$1,484,574

	Three Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918
Issuance of Common Stock, net	—	—	—	—	70,218	1	996	—	—	997	—	997
Issuance of Series B Preferred Stock, net	—	—	10,175	—	—	—	238	—	—	238	—	238
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,707)	(41,707)	—	(41,707)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Equity-based compensation, net of forfeitures	—	—	—	—	(1,500)	—	886	—	—	886	2,246	3,132
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(21,610)	(1)	(257)	—	—	(258)	—	(258)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net Income	—	—	—	—	—	—	—	—	14,838	14,838	—	14,838
Cumulative translation adjustment	—	—	—	—	—	—	—	(30,706)	—	(30,706)	—	(30,706)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	15,321	—	15,321	—	15,321
Balance, September 30, 2022	6,799,467	$68	4,695,887	$47	104,144,480	$2,371	$2,682,600	$(24,899)	$(1,188,266)	$1,471,921	$12,653	$1,484,574

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	11,935,349	119	213,962	—	—	214,081	—	214,081
Issuance of Series A Preferred Stock, net	—	—	641,940	6	—	—	15,872	—	—	15,878	—	15,878
Dividends declared:										—		—
Common Stock, $1.20 per share	—	—	—	—	—	—	—	—	(114,654)	(114,654)	—	(114,654)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	(5,805)	(5,805)	—	(5,805)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	224,365	2	1,097	—	—	1,099	7,206	8,305
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(9,359)	—	(156)	—	—	(156)	—	(156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,899)	(10,899)	—	(10,899)
Net Income	—	—	—	—	—	—	—	—	14,162	14,162	—	14,162
Cumulative translation adjustment	—	—	—	—	—	—	—	(5,858)	—	(5,858)	—	(5,858)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	8,312	—	8,312	—	8,312
Balance, September 30, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,674,710	$10,527	$(1,022,986)	$1,664,733	$3,669	$1,668,402

	Three Months Ended September 30, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2021	6,799,467	$68	4,503,893	$45	100,469,583	$2,335	$2,616,383	$17,303	$(984,958)	$1,651,176	$1,423	$1,652,599
Issuance of Common Stock, net	—	—	—	—	3,441,853	34	58,038	—	—	58,072	—	58,072
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(30)	—	—	(30)	—	(30)
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(40,302)	(40,302)	—	(40,302)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Redemption of OP Units	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(1,625)	—	475	—	—	475	2,246	2,721
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(9,359)	—	(156)	—	—	(156)	—	(156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net Income	—	—	—	—	—	—	—	—	7,390	7,390	—	7,390
Cumulative translation adjustment	—	—	—	—	—	—	—	(9,759)	—	(9,759)	—	(9,759)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	2,983	—	2,983	—	2,983
Balance, September 30, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,674,710	$10,527	$(1,022,986)	$1,664,733	$3,669	$1,668,402
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$24,663	$14,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,707	69,901
Amortization of intangibles	44,332	51,150
Amortization of deferred financing costs	7,254	7,264
Amortization of mortgage discounts	714	450
Amortization of below-market lease liabilities	(2,733)	(3,154)
Amortization of above-market lease assets	3,048	2,737
Amortization related to right-of-use assets	639	715
Amortization of lease incentives and commissions	938	511
Unbilled straight-line rent	(7,509)	(4,085)
Termination fee receipt	9,003	(2,221)
Equity-based compensation	9,217	8,305
Unrealized gains on foreign currency transactions, derivatives, and other	(21,263)	(5,051)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(2,439)	—
Loss on extinguishment of debt	383	—
Loss (gain) on disposition of real estate investments	(205)	(1,188)
Lease incentive and commission payments	(5,122)	(7,659)
Impairment charges	17,057	7,906
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(4)	(4,862)
Deferred tax assets	—	47
Accounts payable and accrued expenses	990	6,191
Prepaid rent	7,746	17,744
Deferred tax liability	—	(800)
Taxes payable	190	—
Net cash provided by operating activities	159,606	158,063
Cash flows from investing activities:
Investment in real estate and real estate related assets	(33,894)	(302,988)
Deposits for real estate investments	—	(2,000)
Capital expenditures	(19,155)	(5,976)
Proceeds from disposition of real estate investment	5,830	1,188
Net cash used in investing activities	(47,219)	(309,776)
Cash flows from financing activities:
Borrowings under revolving credit facilities	145,078	87,696
Repayments on revolving credit facilities	—	(78,437)
Proceeds from mortgage notes payable	—	137,567
Principal payments on mortgage notes payable	(58,185)	(26,269)
Common shares repurchased upon vesting of restricted stock	(687)	(156)
Common Stock issuance proceeds, net	951	214,081
Series B Preferred Stock issuance proceeds, net	4,707	15,878
Payments of financing costs	(10,116)	(2,175)
Dividends paid on Common Stock	(125,180)	(114,654)
Dividends paid on Series A Preferred Stock	(9,243)	(9,243)
Dividends paid on Series B Preferred Stock	(5,961)	(5,572)
Distributions to non-controlling interest holders	(300)	(10,899)
Net cash (used in) provided by financing activities	(58,936)	207,817
Net change in cash, cash equivalents and restricted cash	53,451	56,104
Effect of exchange rate changes on cash	(12,114)	(2,738)
Cash, cash equivalents and restricted cash, beginning of period	93,311	125,693
Cash, cash equivalents and restricted cash, end of period	$134,648	$179,059

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents, end of period	$128,014	$176,393
Restricted cash, end of period	6,634	2,666
Cash, cash equivalents and restricted cash, end of period	$134,648	$179,059

Non-Cash Financing Activity:
Term Loan converted to Revolving Credit Facility	$268,511	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company owned 310 properties consisting of 39.5 million rentable square feet, which were 98.6% leased, with a weighted-average remaining lease term of 8.1 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2022, 66% of the Company’s properties are located in the U.S. and Canada and 34% in Europe. In addition, the Company’s portfolio was comprised of 56% industrial/distribution properties, 41% office properties and 3% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2022. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, other than those relating to new accounting pronouncements (see “Recently Issued Accounting Pronouncements” section below).
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
September 30, 2022
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
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements in 2020 on leases with several tenants. The Company did not enter any rent deferral agreements in 2021 or the first nine months of 2022.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of September 30, 2022, these leases had a weighted-average remaining lease term of 8.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
On September 3, 2021, the Company entered into a lease termination agreement with one of its tenants, which required the tenant to pay the Company a termination fee of approximately £6.7 million (approximately $9.0 million based on the exchange rate as of the end of the lease term on January 4, 2022). This payment was received in January 2022, however it was recorded in

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, the Company recorded approximately £0.2 million (approximately $0.3 million) in revenue from tenants during the three months ended March 31, 2022 and $2.2 million in the three months ended September 30, 2021. The termination fee was recorded in unbilled straight-line rent on the Company’s consolidated balance sheet as of December 31, 2021.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 — Commitments and Contingencies.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined that the potential impact of the COVID-19 pandemic represented a triggering event, and, as such, performed an updated goodwill assessment during the first quarter of 2020. Based on the Company’s assessment, it determined that the goodwill was not impaired at the time of the triggering event evaluation. The Company also performed its annual goodwill impairment evaluation in the fourth quarter of 2021 and determined that goodwill was not impaired as of December 31, 2021. There were no material changes to this assessment as of September 30, 2022.
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
September 30, 2022
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
September 30, 2022
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
Pending Adoption as of September 30, 2022:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2022 and 2021, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2022	2021
Real estate investments, at cost:
Land	$4,176	$37,126
Buildings, fixtures and improvements	25,938	273,065
Total tangible assets	30,114	310,191
Intangibles acquired:
In-place leases	4,010	32,577
Above-market lease assets	—	216
Below-market lease liabilities	(230)	(1,434)
Total Intangible assets and liabilities	3,780	31,359
Mortgage note payable	—	(38,562)
Cash paid for acquired real estate investments	33,894	302,988
Number of properties purchased	$3	$6

The following table summarizes the acquisition by property type during the nine months ended September 30, 2022 and 2021:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2022:
Office	1	66,626
Industrial	2	232,600
Distribution	—	—
Retail	—	—
	3	299,226
Properties Acquired in 2021:
Office	1	113,713
Industrial	5	977,192
Distribution	—	—
Retail	—	—
	6	1,090,905
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded impairment charges of $0.5 million to its in-place intangible assets and $0.2 million to its below-market lease intangible liabilities, both associated with its real estate investments during the nine months ended September 30 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
During the three months ended September 30, 2021, the Company terminated a lease with a tenant and, a result, the amortization of approximately $1.2 million of in-place lease intangibles related to this lease was accelerated. This amount is recorded in depreciation and amortization in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021.
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
During the third quarter of 2022, the Company agreed to terms to dispose of one property in France. As of September 30, 2022, the Company evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on the Company's accounting policies. Because this asset is considered held for sale, the operating results of this property remain classified within continuing operations for all periods presented. As of December 31, 2021, the Company did not have any properties that were classified as held for sale. The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of September 30, 2022:

(Dollar amounts in thousands)	September 30, 2022
Real estate investments held for sale, at cost:
Land	$1,991
Buildings, fixtures and improvements	52,626
Acquired intangible lease assets	4,832
Total real estate assets held for sale, at cost	59,449
Less accumulated depreciation and amortization	(13,559)
Less additional selling costs	(765)
Total real estate investments held for sale, net	$45,125
Impairment Charges
As of June 30, 2022, the Company began an operational review of one of its properties located in France and concluded that the estimated fair value was lower than its carrying value. We recorded impairment charges of $0.8 million and $17.1 million based on the estimated selling price of the asset, less the final costs to sell the asset, which are recorded in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.
The impairment charges in the three and nine months ended September 30, 2021 of $1.2 million and $7.9 million, respectively, were based on the estimated selling prices of two of its properties (one in Conroe, Texas and one in Houston, Texas).
Dispositions
During the three months ended September 30, 2022, the Company sold one property in the U.S. and during the nine months ended September 30, 2022, the Company sold one property in the United Kingdom (“U.K.”) As a result, the Company recorded gains of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively.
During the three and nine months ended September 30, 2021, the Company did not sell any properties.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2022 and December 31, 2021. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2022 and December 31, 2021.

Country / U.S. State	September 30, 2022	December 31, 2021
United States	65.2%	59.2%
Michigan	15.9%	14.5%
United Kingdom	15.9%	21.5%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2022 and December 31, 2021 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2022	December 31, 2021				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$72,505	$83,940	1.7%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	7	68,586	79,403	2.5%	(3)	Fixed/Variable	May 2025

Germany:	Germany Properties	5	50,459	58,417	1.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	117,576	136,120	1.4%		Fixed	Jun. 2024
	Total EUR denominated	20	309,126	357,880

United Kingdom:	McLaren	3	112,461	136,471	6.1%		Fixed	Apr. 2024
	Trafalgar Court	—	—	37,834	2.0%		Variable	Sep. 2022
	United Kingdom Properties - Bulk Loan	41	184,930	252,352	3.0%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	44	297,391	426,657

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	118	1,271,847	1,449,867	3.6%
	Mortgage discount		(1,324)	(2,374)
	Deferred financing costs, net of accumulated amortization (7)		(12,344)	(16,578)
	Mortgage notes payable, net	118	$1,258,179	$1,430,915	3.6%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of September 30, 2022.
(3)90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion is approximately 2.3% plus 3-month Euribor. Euribor rate in effect as of September 30, 2022.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of September 30, 2022.
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus daily SONIA as of January 25, 2022 rate in effect as of September 30, 2022. This loan requires principal repayments that began in 2020 based on amounts specified under the loan.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of September 30, 2022:

(In thousands)	Future Principal Payments (1)
2022 (remainder)	$4,176
2023	231,213
2024	302,542
2025	68,586
Thereafter	665,330
Total	$1,271,847
______
(1)Assumes exchange rates of £1.00 to $1.11 for GBP and €1.00 to $0.98 for EUR as of September 30, 2022 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of September 30, 2022 was $2.1 billion, of which approximately $1.2 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2022, the Company was in compliance with all of its financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a major tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of September 30, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, they failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Trigger Event”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Trigger Event is not an event of default and instead triggers a cash sweep event. The lender has notified the borrower entities of the occurrence of a DSCR Trigger Event under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Trigger Event for the three months ended June 30, 2022. Per the loan agreement the Company is able to cure the cash sweep event resulting from a DSCR Trigger Event by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Trigger Event. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company has cured the cash sweep event resulting from the DSCR Trigger Event referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit will be increased by $1.3 million to reflect the continuance of the DSCR Trigger Event for the three months ended September 30, 2022 in due course in accordance with the loan agreement. Such letter of credit will be held by the lender until such time as the Company restores debt service coverage ratio compliance under the loan for the requisite two-calendar-quarter time period. Upon issuance and for so long as it remains outstanding, such letter of credit will dollar-for-dollar reduce availability for future borrowings under the Revolving Credit Facility.
French Properties

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
During the second and third quarters of 2021, the Company also triggered a cash sweep under one of its loans with a balance of €70.0 million ($68.6 million) as of September 30, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender is sweeping 30% of excess cash flow and retaining such amount in an excess cash collateral account. As of September 30, 2022, the amount of cash swept was €5.5 million ($5.4 million) and is recorded in restricted cash on the Company’s consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of September 30, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender is sweeping all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
McLaren Loan
In April 2021, the Company partially funded its acquisition of the McLaren properties with a loan secured by a mortgage in the amount of £101.0 million ($112.5 million as of September 30, 2022). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. The Company recorded a discount of approximately $3.1 million related to this mortgage.
Trafalgar Court Loan
In September 2021, the Company assumed a £28.0 million ($38.6 million as of the date assumed of September 2, 2021) mortgage in connection with its acquisition of the Trafalgar Court property located in Guernsey, Channel Islands. The loan matured and was repaid on September 28, 2022 and bore interest at a rate of GBP LIBOR plus 2.0% per year through October 20, 2021. The rate changed to the Sterling Overnight Index Average plus 2.0% after October 20, 2021, continuing through the maturity date of the loan. The loan was interest-only with the principal due at maturity.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of September 30, 2022 and December 31, 2021 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Facility”). On April 8, 2022, the Company, KeyBank and the other lender parties thereto amended and restated the Credit Facility.
Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The amount previously outstanding under the senior unsecured term loan facility (the “Term Loan”) was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives the Company the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Company incurred approximately $10.1 million of deferred financing costs during the nine months ended September 30, 2022 related to the April 2022 amendment and restatement of the facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
On July 26, 2022, the Company entered into an amendment to the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The amendment increases the Company’s flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the Credit Facility.

	September 30, 2022					December 31, 2021
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$605,109	$267,000	£57,000	€252,075	$38,000	$225,566	$167,000	£17,000	€5,000	$38,000

Term Loan	—	—	—	—	—	280,266	—	—	247,075	—
Deferred financing costs	—	—	—	—	—	(1,712)	—	—	—	—
Term Loan, Net	—	—	—	—	—	278,554	—	—	247,075	—
Total Credit Facility	$605,109	$267,000	£57,000	€252,075	$38,000	$504,120	$167,000	£17,000	€252,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.11 for GBP, €1.00 to $0.98 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.73 as of September 30, 2022 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.35 for GBP , €1.00 to $1.13 for EUR and $1.00 CAD to $0.79 as of December 31, 2021 for illustrative purposes, as applicable.
Credit Facility - Terms
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads (see below). For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of September 30, 2022, the Credit Facility had a weighted-average effective interest rate of 3.0% after giving effect to interest rate swaps in place.
The Credit Facility matures on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base. As of September 30, 2022, approximately $78.9 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. As of September 30, 2022 and December 31, 2021, the carrying amount of the Senior Notes on the Company’s consolidated balance sheet totaled $492.8 million and $491.7 million, respectively, which is net of $7.2 million and $8.3 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year. The first payment was made on June 15, 2021.
As of September 30, 2022, the Company was in compliance with the covenants under the Indenture governing the Senior Notes. Additional information on the terms of the Senior Notes can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$14,522	$—	$14,522
Interest rate swaps, net (USD,GBP & EUR)	$—	$34,089	$—	$34,089
December 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$1,702	$—	$1,702
Interest rate swaps, net (USD,GBP & EUR)	$—	$(1,701)	$—	$(1,701)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2022 and year ended December 31, 2021.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of September 30, 2022 and December 31, 2021 were $1.3 billion and $1.4 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of September 30, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $605.1 million and a fair value of $607.8 million. As of December 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $225.6 million and a fair value of $225.0 million.
•As of December 31, 2021 the Company’s Term Loan had a gross carrying value of $280.3 million and a fair value of $279.3 million.
•As of September 30, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $389.9 million. As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $489.1 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not be able to perform under the agreement. To mitigate this risk, the Company only enters into a derivative financial instrument with a counterparty with a high credit rating with a major financial institution, with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any such counterparty will fail to meet its obligations, but there is no assurance that any counterparty will meet these obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(636)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	6,565	332
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(1,105)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	17,224	598
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	—	(536)
Total		$23,789	$(1,347)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$8,529	$1,366
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	—	(1,239)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	5,993	1,678
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	—	(103)
Interest rate swaps (EUR)	Derivative assets, at fair value	10,300	286
Interest rate swaps (USD)	Derivative liabilities, at fair value	—	(640)
Total		$24,822	$1,348
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended September 30, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the second quarter of 2022 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a gain of $2.4 million in the three months ended June 30, 2022 and is recorded in unrealized income on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated income statement for the nine months ended September 30, 2022. During the next 12 months ending September 30, 2023, the Company estimates that an additional $13.0 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	45	$211,474	49	$298,163
Interest rate “pay-fixed” swaps (EUR)	16	313,928	14	476,874
Interest rate “pay-fixed” swaps (USD)	—	—	1	75,000
Total	61	$525,402	64	$850,037
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Amount of gain recognized in AOCI from derivatives	$14,477	$1,084	$28,907	$2,972
Amount of loss reclassified from AOCI into income as interest expense	$175	$(1,754)	$(1,875)	$(5,255)
Total interest expense recorded in the consolidated statements of operations	$24,207	$24,858	$71,779	$70,244
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2022 and December 31, 2021 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the nine months ended September 30, 2022 and 2021, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $13.1 million and $25.5 million for the three and nine months ended September 30, 2022, respectively, and gains of $3.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	28	$43,426	38	$64,182
Foreign currency forwards (EUR-USD)	37	42,621	48	46,507
Interest rate swaps (EUR)	16	313,928	8	116,327
Interest rate swaps (USD)	10	198,459	2	75,000
Interest rate swaps (GBP)	45	211,474	—	—
Total	136	$809,908	96	$302,016
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2022	$48,611	$—	$—	$48,611	$—	$—	$48,611
December 31, 2021	$4,260	$(4,259)	$—	$1	$—	$—	$1
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
As of September 30, 2022, the Company did not have any derivatives where the fair value was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of September 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 9 — Stockholders' Equity
Common Stock
As of September 30, 2022 and December 31, 2021, the Company had 104,144,480 and 103,900,452, respectively, shares of Common Stock issued and outstanding, including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units in respect of shares of Common Stock (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future. As of June 2 2021, the end of the performance period applicable to the 2,554,930 LTIP Units granted to the Advisor pursuant to the 2018 OPP, a total of 2,135,496 of these LTIP Units were earned and became vested and the remainder were forfeited. The earned LTIP Units were subsequently converted into an equal number of units of limited partnership interest in the OP designated as “OP Units” (“OP Units”). On June 17, 2021, the Advisor exercised its right to redeem these OP Units for, at the Company’s option, cash or shares of Common Stock on a one-for-one basis. On the same day, the Company’s board of directors elected to satisfy the OP’s redemption obligation by issuing shares of Common Stock to the Advisor. The shares were issued to the Advisor on June 18, 2021. As a result, the Company recorded a reclassification of $25.3 million from non-controlling interests to additional paid-in-capital during the second quarter of 2021. No similar charges were incurred during the nine months ended September 30, 2022.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents, having an aggregate offering price of $500 million.
•During the three and nine months ended September 30, 2022, the Company sold 70,218 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $1.1 million, before nominal commissions and issuance costs were paid.
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
The existing registration statement for the Company’s Common Stock ATM Program will expire on November 12, 2022. Prior to the expiration, the Company will expect to file a new shelf registration statement and a prospectus supplement for the Common Stock ATM Program.
Other Common Stock Activity
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of September 30, 2022 and December 31, 2021. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of September 30, 2022 and December 31, 2021. The Company had 4,695,887 and 4,503,893 shares of Series B Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of September 30, 2022 and December 31, 2021. No shares of Series C Preferred Stock were issued and outstanding as of September 30, 2022 and December 31, 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may raise aggregate sales proceeds of $200 million through sales of shares of Series B Preferred Stock from time to time through its sales agents.
•During the three months ended September 30, 2022, the Company sold 10,175 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $0.3 million before nominal commissions paid and issuance costs. During the nine months ended September 30, 2022, the Company sold 191,994 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.8 million before nominal commissions paid and issuance costs.
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
The existing registration statement for the Company’s Series B Preferred Stock ATM Program will expire on November 12, 2022. Prior to the expiration, the Company will expect to file a new shelf registration statement and a prospectus supplement for the Series B Preferred Stock ATM Program
Dividends
Common Stock Dividends
During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company paid dividends on its common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 13 to 94 years as of September 30, 2022. The Company did not enter into any additional ground leases during the nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, the Company’s balance sheet includes ROU assets of $45.5 million and $52.9 million, respectively, and operating lease liabilities of $20.3 million and $22.8 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 29.4 years and a weighted-average discount rate of 4.4% as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company paid cash of approximately $0.3 million and $0.9 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.9 million, respectively, on a straight-line basis in accordance with the standard. For the three and nine months ended September 30, 2021, the Company paid cash of approximately $0.4 million and $1.1 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $1.0 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of September 30, 2022:

(In thousands)	Future Base Rent Payments (1)
2022 (remainder)	$304
2023	1,216
2024	1,221
2025	1,225
2026	1,226
Thereafter	32,923
Total minimum lease payments (2)	38,115
Less: Effects of discounting	(17,860)
Total present value of lease payments	$20,255
________
(1)Assumes exchange rates of £1.00 to $1.11 for GBP and €1.00 to $0.98 for EUR as of September 30, 2022 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 11 — Related Party Transactions
As of September 30, 2022 AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of September 30, 2022 the Company had $0.2 million of receivables from the Advisor or its affiliates. As of December 31, 2021 the Company did not have any receivables from the Advisor or its affiliates. As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and $0.9 million, respectively, of payables to the Advisor or its affiliates.
As of September 30, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of September 30, 2022 and December 31, 2021.
The Company paid $0.1 million and $0.3 million in distributions to the Advisor as the sole holder of LTIP Units during the three and nine months ended September 30, 2022, respectively, and the Company paid $0.1 million and $10.9 million in distributions to the Advisor as the sole holder of LTIP Units during the three and nine months ended September 30, 2021, respectively, which are included in accumulated deficit in the consolidated statements of equity. As of September 30, 2022 and December 31, 2021, the Company had no unpaid distributions on the LTIP Units.
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
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three and nine months ended September 30, 2022 or 2021. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ended December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share:(1) the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
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
In addition, under the 2021 Amendment, the Incentive Fee Upper Hurdle is equal to (i) $2.62 per share in the aggregate and $0.655 per share per quarter for the annual period which began January 1, 2021 and ended December 31, 2021, and (ii) $2.92 per share in the aggregate and $0.73 per share per quarter for the annual period which began January 1, 2022 and ended December 31, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”),(2) as defined in the Advisory Agreement. The amount of the Base Management Fee to be paid under the Advisory Agreement is capped at the AUM for the preceding year multiplied by (a) 0.75% if equal to or less than $3.0 billion; (b) 0.75% less (i) a fraction, (x) the numerator of which is the AUM for such specified period less $3.0 billion and (y) the denominator of which is $11.7 billion multiplied by 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
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
September 30, 2022
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
During the year ended December 31, 2021, the Company incurred leasing commissions to the Property Manager of $1.9 million, and, during the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $2.7 million of leasing commissions to the Property Manager, respectively. These amounts are being expensed over the terms of the related leases. During the three and nine months ended September 30, 2022, $0.2 million and $0.4 million, respectively, was recorded as an expense in property management fees (see table below). During the three and nine months ended September 30, 2021, $48,455 and $0.1 million, respectively was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three months ended September 30, 2022 and 2021 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three and nine months ended September 30, 2022 or 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table reflects related party fees incurred and contractually due as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands)	Incurred	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$8,309	$8,216	$24,818	$23,603
Property management fees	1,779	1,664	5,427	5,395
Total related party operational fees and reimbursements	$10,088	$9,880	$30,245	$28,998
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.8 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.3 million and $10.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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
September 30, 2022
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
September 30, 2022
(Unaudited)
vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$16.47
Vested	(21,651)	16.43
Granted	24,864	15.18
Unvested, September 30, 2022	47,723	15.82

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Vested	(20,615)	16.22
Granted	20,176	18.71
Unvested, September 30, 2021	44,510	16.47

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
In September 2020, May 2021 and May 2022, the Company granted 132,025, 213,125 and 207,242 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the third quarter of 2022, the Company issued 23,156 restricted shares to former employees of the Advisor, working as consultants to the Advisor, which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.
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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the nine months ended September 30, 2022, 24,806 Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	(148,278)	16.56
Granted	230,398	14.60
Forfeitures	(24,806)	17.21
Unvested, September 30, 2022	362,421	17.16

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	132,025	$17.41
Vested	(30,668)	17.41
Granted	213,125	19.41
Forfeitures	(9,375)	17.41
Unvested, September 30, 2021	305,107	18.81

Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.9 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Compensation expense for awards granted pursuant to the RSP was $2.5 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. In September 2022 the Advisor terminated certain of its employees who provided services to the Company. In connection with the termination, previously restricted share grants issued to these employees of the Advisor were forfeited upon termination and the Company’s board of directors approved 23,156 newly issued restricted shares which vested immediately. In the three and nine month periods ended September 30, 2022 the Company recognized a net compensation charge of approximately $0.3 million representing the value of the new replacement grants net of the reversal of $0.1 million in previously recognized compensation on the forfeited grants.
As of September 30, 2022, the Company had $0.6 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2022, the Company had $3.3 million unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.6 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Compensation Expense - 2021 OPP and 2018 OPP
During the three and nine months ended September 30, 2022, the Company recorded total compensation expense related to the LTIP Units of $2.2 million and $6.7 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded total compensation expense related to the LTIP Units granted under the 2018 OPP and 2021 OPP of $2.2 million and $7.2 million, respectively.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. In total, the Company paid $0.1 million and $0.1 million of distributions related to LTIP Units during the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $10.9 million of distributions related to LTIP Units during the nine months ended September 30, 2022 and 2021, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2022 and 2021.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$9,739	$2,374	$9,375	$(886)
Adjustments to net loss attributable to common stockholders for common share equivalents	(264)	(233)	(701)	(11,130)
Adjusted net loss attributable to common stockholders	$9,475	$2,141	$8,674	$(12,016)

Weighted average common shares outstanding — Basic and Diluted	103,714,646	101,477,699	103,654,157	96,498,748
Net loss per share attributable to common stockholders — Basic and Diluted	$0.09	$0.02	$0.08	$(0.12)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested RSUs (1)	47,723	44,510	45,052	44,581
Unvested Restricted Shares (2)	418,077	330,989	375,698	240,891
LTIP Units (3)	2,500,000	2,500,000	2,500,000	1,098,901
Total common share equivalents excluded from EPS calculation	2,965,800	2,875,499	2,920,750	1,384,373
(1) There were 47,723 and 44,510 unvested RSUs issued and outstanding as of September 30, 2022 and 2021, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 362,421 and 305,107 unvested Restricted Shares issued and outstanding as of September 30, 2022 and 2021 respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of September 30, 2022 and 2021. See Note 13 — Equity-Based Compensation for additional information on the 2018 OPP and 2021 OPP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Conditionally issuable shares relating to the 2021 OPP award (see Note 13 — Equity-Based Compensation) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2022 and 2021.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
The Company did not acquire or dispose of any properties subsequent to September 30, 2022.

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
As of September 30, 2022, we owned 310 properties consisting of 39.5 million rentable square feet, which were 98.6% leased, with a weighted-average remaining lease term of 8.1 years. Based on the percentage of annualized rental income on a straight-line basis, as of September 30, 2022, 66% of our properties were located in the U.S. and Canada and 34% of our properties were located in Europe, and our portfolio was comprised of 56% industrial/distribution properties, 41% office properties and 3% retail properties. These percentages as of September 30, 2022 are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2022. The straight-line rent includes amounts for tenant concessions.
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
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 61.3% of our rental income on an annualized straight-line basis for leases in place as of September 30, 2022 was derived from Investment Grade rated tenants, comprised of 34.4% leased to tenants with an actual investment grade rating and 26.9% leased to tenants with an implied investment grade rating. “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of September 30, 2022.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has not yet had a significant impact on our business. As of October 31, 2022, we have collected approximately 100% of the original cash rent due for the third quarter of 2022 across our entire portfolio. This level of collection was consistent with our level of collections for the first and second quarters of 2022 and each quarter during the year ended December 31, 2021. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of September 30, 2022:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	1.5
Wickes Building Supplies I	May 2013	UK	1	30	9.3
Everything Everywhere	Jun. 2013	UK	1	65	4.8
Thames Water	Jul. 2013	UK	1	79	2.9
Wickes Building Supplies II	Jul. 2013	UK	1	29	4.2
PPD Global Labs	Aug. 2013	US	1	77	2.2
Northern Rock	Sep. 2013	UK	2	86	4.9
Wickes Building Supplies III	Nov. 2013	UK	1	28	6.2
XPO Logistics	Nov. 2013	US	7	105	1.2
Wolverine	Dec. 2013	US	1	469	5.3
Rheinmetall	Jan. 2014	GER	1	320	1.3
GE Aviation	Jan. 2014	US	1	369	3.3
Provident Financial	Feb. 2014	UK	1	117	13.1
Crown Crest	Feb. 2014	UK	1	806	16.4
Trane	Feb. 2014	US	1	25	1.2
Aviva	Mar. 2014	UK	1	132	6.7
DFS Trading I	Mar. 2014	UK	5	240	7.5
GSA I	Mar. 2014	US	1	135	0.0
National Oilwell Varco I	Mar. 2014	US	1	24	0.8
GSA II	Apr. 2014	US	2	25	0.4
OBI DIY	Apr. 2014	GER	1	144	1.3
DFS Trading II	Apr. 2014	UK	2	39	7.5
GSA III	Apr. 2014	US	2	28	0.4
GSA IV	May 2014	US	1	33	2.8
Indiana Department of Revenue	May 2014	US	1	99	10.3
National Oilwell Varco II	May 2014	US	1	23	7.4
Nissan	May 2014	US	1	462	6.0
GSA V	Jun. 2014	US	1	27	0.5
Lippert Components	Jun. 2014	US	1	539	15.4
Select Energy Services I	Jun. 2014	US	3	136	4.1
Bell Supply Co I	Jun. 2014	US	6	80	6.3
Axon Energy Products	Jun. 2014	US	2	88	7.7
Lhoist	Jun. 2014	US	1	23	10.3
GE Oil & Gas	Jun. 2014	US	2	70	2.8
Select Energy Services II	Jun. 2014	US	4	143	4.1
Bell Supply Co II	Jun. 2014	US	2	19	6.3
Superior Energy Services	Jun. 2014	US	2	42	1.5
Amcor Packaging	Jun. 2014	UK	7	295	2.2
GSA VI	Jun. 2014	US	1	7	1.5
Nimble Storage	Jun. 2014	US	1	165	0.0
FedEx -3-Pack	Jul. 2014	US	3	339	6.8
Sandoz, Inc.	Jul. 2014	US	1	154	3.8
Wyndham	Jul. 2014	US	1	32	2.6
Valassis	Jul. 2014	US	1	101	0.6
GSA VII	Jul. 2014	US	1	26	2.1
AT&T Services	Jul. 2014	US	1	402	3.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
PNC - 2-Pack	Jul. 2014	US	2	210	6.8
Fujitsu	Jul. 2014	UK	3	163	7.5
Continental Tire	Jul. 2014	US	1	91	2.8
BP Oil	Aug. 2014	UK	1	3	3.0
Malthurst	Aug. 2014	UK	2	4	12.0
HBOS	Aug. 2014	UK	3	36	2.8
Thermo Fisher	Aug. 2014	US	1	115	1.9
Black & Decker	Aug. 2014	US	1	71	10.7
Capgemini	Aug. 2014	UK	1	90	3.8
Merck & Co.	Aug. 2014	US	1	146	2.9
GSA VIII	Aug. 2014	US	1	24	1.9
Waste Management	Sep. 2014	US	1	84	5.3
Intier Automotive Interiors	Sep. 2014	UK	1	153	1.6
HP Enterprise Services	Sep. 2014	UK	1	99	3.5
FedEx II	Sep. 2014	US	1	12	1.5
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	10.3
Dollar General - 39-Pack	Sep. 2014	US	21	200	5.5
FedEx III	Sep. 2014	US	2	221	5.4
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	1.9
Kuka	Sep. 2014	US	1	200	1.8
CHE Trinity	Sep. 2014	US	2	374	5.4
FedEx IV	Sep. 2014	US	2	255	5.7
GE Aviation	Sep. 2014	US	1	102	0.3
DNV GL	Oct. 2014	US	1	82	2.4
Rexam	Oct. 2014	GER	1	176	2.4
FedEx V	Oct. 2014	US	1	76	1.8
Onguard	Oct. 2014	US	1	120	8.3
Metro Tonic	Oct. 2014	GER	1	636	3.0
Tokmanni	Nov. 2014	FIN	1	801	10.9
Fife Council	Nov. 2014	UK	1	37	1.4
GSA IX	Nov. 2014	US	1	28	9.6
KPN BV	Nov. 2014	NETH	1	133	4.3
Follett School	Dec. 2014	US	1	487	2.3
Quest Diagnostics	Dec. 2014	US	1	224	1.9
Diebold	Dec. 2014	US	1	158	0.3
Weatherford Intl	Dec. 2014	US	1	20	3.1
AM Castle	Dec. 2014	US	1	128	7.1
FedEx VI	Dec. 2014	US	1	28	6.9
Constellium Auto	Dec. 2014	US	1	321	7.2
C&J Energy II	Mar. 2015	US	1	125	8.1
Fedex VII	Mar. 2015	US	1	12	2.0
Fedex VIII	Apr. 2015	US	1	26	2.0
Crown Group I	Aug. 2015	US	2	204	1.3
Crown Group II	Aug. 2015	US	2	411	12.9
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	7.3
JIT Steel Services	Sep. 2015	US	2	127	7.3
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	7.0
FedEx Ground	Sep. 2015	US	1	91	2.8
Office Depot	Sep. 2015	NETH	1	206	6.4
Finnair	Sep. 2015	FIN	4	656	8.5
Auchan	Dec. 2016	FR	1	152	10.4

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Pole Emploi	Dec. 2016	FR	1	41	0.8
Sagemcom	Dec. 2016	FR	1	265	1.3
NCR Dundee	Dec. 2016	UK	1	132	4.1
FedEx Freight I	Dec. 2016	US	1	69	0.9
DB Luxembourg	Dec. 2016	LUX	1	156	1.2
ING Amsterdam	Dec. 2016	NETH	1	509	4.7
Worldline	Dec. 2016	FR	1	111	1.3
Foster Wheeler	Dec. 2016	UK	1	366	1.8
ID Logistics I	Dec. 2016	GER	1	309	2.1
ID Logistics II	Dec. 2016	FR	2	964	2.2
Harper Collins	Dec. 2016	UK	1	873	2.9
DCNS	Dec. 2016	FR	1	97	2.1
Cott Beverages Inc	Feb. 2017	US	1	170	4.3
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	4.0
Bridgestone Tire	Sep. 2017	US	1	48	4.8
GKN Aerospace	Oct. 2017	US	1	98	4.3
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	10.1
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	10.1
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	10.1
Tremec North America	Nov. 2017	US	1	127	5.0
Cummins	Dec. 2017	US	1	59	2.7
GSA X	Dec. 2017	US	1	26	7.3
Momentum Manufacturing Group	Dec. 2017	US	1	83	10.3
Chemours	Feb. 2018	US	1	300	5.3
FCA USA	Mar. 2018	US	1	128	5.4
Lee Steel	Mar. 2018	US	1	114	6.0
LSI Steel - 3 Pack	Mar. 2018	US	3	218	5.1
Contractors Steel Company	May 2018	US	5	1,392	5.7
FedEx Freight II	Jun. 2018	US	1	22	9.9
DuPont Pioneer	Jun. 2018	US	1	200	9.8
Rubbermaid - Akron OH	Jul. 2018	US	1	669	6.3
NetScout - Allen TX	Aug. 2018	US	1	145	7.9
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	16.0
FedEx - Greenville NC	Sep. 2018	US	1	29	10.3
Penske	Nov. 2018	US	1	606	6.1
Momentum Manufacturing Group	Nov. 2018	US	1	65	16.2
LKQ Corp.	Dec. 2018	US	1	58	8.3
Walgreens	Dec. 2018	US	1	86	3.2
Grupo Antolin	Dec. 2018	US	1	360	10.1
VersaFlex	Dec. 2018	US	1	113	16.3
Cummins	Mar. 2019	US	1	37	6.2
Stanley Security	Mar. 2019	US	1	80	5.8
Sierra Nevada	Apr. 2019	US	1	60	6.5
EQT	Apr. 2019	US	1	127	7.8
Hanes	Apr. 2019	US	1	276	6.0
Union Partners	May 2019	US	2	390	6.5
ComDoc	Jun. 2019	US	1	108	6.7
Metal Technologies	Jun. 2019	US	1	228	11.7
Encompass Health	Jun. 2019	US	1	199	10.5

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Heatcraft	Jun. 2019	US	1	216	5.8
C.F. Sauer SLB	Aug. 2019	US	6	598	16.8
SWECO	Sep. 2019	US	1	191	12.7
Viavi Solutions	Sep. 2019	US	2	132	9.9
Faurecia	Dec. 2019	US	1	278	6.5
Plasma	Dec. 2019	US	9	125	7.8
Whirlpool	Dec. 2019	US	6	2,924	9.3
FedEx	Dec. 2019	CN	2	20	6.7
Momentum Manufacturing Group	Dec. 2019	US	1	116	17.3
Viavi Solutions	Jan. 2020	US	1	46	9.9
CSTK	Feb. 2020	US	1	56	7.5
Metal Technologies	Feb. 2020	US	1	31	12.4
Whirlpool	Feb. 2020	IT	2	29	3.7
Fedex	Mar. 2020	CN	1	2,195	17.5
Klaussner	Mar. 2020	US	4	196	9.4
Plasma	May 2020	US	6	78	8.9
Klaussner	Jun. 2020	US	1	261	17.5
Momentum Manufacturing Group	Jun. 2020	US	1	48	17.8
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	10.0
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	7.2
ZF Active Safety	Dec. 2020	US	1	216	11.1
FCA USA	Dec. 2020	US	1	997	7.8
Momentum Manufacturing Group	Apr. 2021	US	1	93	18.6
Cameron International	Apr. 2021	US	1	44	6.1
The McLaren Group	Apr. 2021	UK	3	841	18.6
Trafalgar Court	Sep. 2021	C.I.	1	114	8.6
Pilot Point Steel	Oct. 2021	US	2	166	14.1
Walmart Learning Center	Oct. 2021	US	1	90	6.0
Promess	Dec. 2021	US	3	68	14.3
Thetford Corporation	Dec. 2021	US & NETH	4	483	14.3
PFB Corporation	Dec. 2021	CAN & US	8	604	19.3
Executive Mailing Service	Apr. 2022	US	1	175	14.6
Caledonia House	May 2022	UK	1	67	11.1
Momentum Manufacturing Group	Jun. 2022	US	1	58	19.8
Total			310	39,492	8.1
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of September 30, 2022.

.

Results of Operations
Leasing Activity
During the third quarter of 2022, we executed two lease renewals and one tenant expansion totaling approximately 0.8 million square feet and $14.8 million in net new straight-line rent over the new weighted-average remaining lease term.
Comparison of the Three Months Ended September 30, 2022 and 2021
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $9.7 million for the three months ended September 30, 2022, as compared to net income of $2.4 million for the three months ended September 30, 2021. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $92.6 million and $95.8 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by the change in foreign exchange rates of a $2.2 million termination fee that was recorded in revenue from tenants in the third quarter of 2021, which did not reoccur in the third quarter of 2022, partially offset by the impact of our property acquisitions since September 30, 2021.
During the three months ended September 30, 2022 there were decreases of 14.6% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 14.5% in the Euro (“EUR”) to USD, when compared to the same period last year. On a constant currency basis, applying the average monthly currency rates from the third quarter of 2021, revenues would have been up by $4.9 million to $97.5 million.
Property Operating Expenses
Property operating expenses were $7.8 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the Government Services Administration (the “GSA”) properties for which certain expenses are not reimbursable by the GSA. The increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the three months ended September 30, 2022 of 14.6% in the average exchange rate for GBP to USD and 14.5% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $10.1 million and $9.9 million for the three months ended September 30, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. The Advisor did not earn any Incentive Compensation during the quarters ended September 30, 2022 or 2021. The increase in operating fees between the periods primarily results from an increase of $0.1 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from additional offerings of equity securities.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2022 and 2021, property management fees were $1.8 million and $1.7 million, respectively. Included in property management fees for the three months ended September 30, 2022 and 2021 are lease commission expenses of $0.2 million and $48,455, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Impairment Charges
As of June 30, 2022, we began an operational review of one of our properties and concluded that the estimated fair value was lower than its carrying value and recorded an impairment charge on the property as of June 30, 2022. We recorded an additional impairment charge of $0.8 million in the third quarter of 2022, based on the estimated selling price of the asset, less final costs to sell the asset.
During the second quarter of 2021, we began an operational review of two of our properties and concluded that the estimated fair values were lower than their respective carrying values and recorded an impairment charge on the property as of June 30, 2021. The additional impairment charges during the three months ended September 30, 2021 of $1.2 million were based on the estimated selling prices of both assets, less the final costs to sell the assets.
Acquisition, Transaction and Other Costs
We recognized $0.1 million and $0.1 million of acquisition, transaction and other costs during the three months ended September 30, 2022 and 2021, respectively.
General and Administrative Expenses
General and administrative expenses were $4.1 million and $3.9 million for the three months ended September 30, 2022 and 2021, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.2 million in each period to the Advisor under the Advisory Agreement for each of the three months ended September 30, 2022 and 2021, respectively. The increase was partially offset by lower legal and professional fees in the third quarter of 2022 when compared to the same quarter last year.
Equity-Based Compensation
During the three months ended September 30, 2022 and 2021, we recognized equity-based compensation expense of $3.1 million and $2.7 million, respectively. Equity-based compensation consists of expense related to our multi-year outperformance agreements entered into with the Advisor in June 2021 (the “2021 OPP”) and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees and certain consultants of the Advisor or its affiliates who are involved in providing services to us and restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The expense recorded in the third quarter of 2022 and 2021 only includes the straight-line expense from the 2021 OPP, as we began recording expense for the 2021 OPP in May 2021. The increase in equity-based compensation expense was due to the impact of additional amortization expense recorded for grants of RSUs and Restricted Shares that occurred during the second quarter of 2022 and approximately $0.2 million of net additional amortization expense recorded in the third quarter of 2022. The additional $0.2 million of net amortization expense was a result of: 1) the accelerated vesting of restricted shares of an employee of the Advisor, and 2) the award of new restricted shares to former employees of the Advisor, working as consultants to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $37.8 million and $41.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in the third quarter of 2022 as compared to the third quarter of 2021 was due to decreases during the three months ended September 30, 2022 of 14.6% in the average exchange rate for GBP to USD and 14.5% in the EUR to USD, when compared to the same period last year, partially offset by additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since September 30, 2021.
Gain on Dispositions of Real Estate Assets
During the three months ended September 30, 2022, we sold one property in the U.S. and recorded a gain of $0.1 million. During the three months ended September 30, 2021, we did not sell any properties.
Interest Expense
Interest expense was relatively stable, totaling $24.2 million and $24.9 million for the three months ended September 30, 2022 and 2021, respectively. The net amount of our total gross debt outstanding was consistent at $2.4 billion as of September 30, 2021 and $2.4 billion as of September 30, 2022 and the weighted-average effective interest rate of our total debt changed from 3.4% as of September 30, 2021 to 3.5% as of September 30, 2022.

The slight decrease in interest expense was also impacted by decreases during the three months ended September 30, 2022 of 14.6% in the average exchange rate for GBP to USD and 14.5% in the average exchange rate for EUR to USD, when compared to the same period last year. As of September 30, 2022, approximately 24.0% of our total debt outstanding was denominated in EUR, 15.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of September 30, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2022, approximately 54% of our total debt outstanding was secured and 46% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The Credit Facility and Senior Notes are guaranteed by certain of our subsidiaries. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gain of $13.1 million on derivative instruments for the three months ended September 30, 2022 and the gain of $3.6 million on derivative instruments for the three months ended September 30, 2021, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by rate changes in the GBP and EUR compared to the USD. For the three months ended September 30, 2022, the gain on derivative instruments consisted of unrealized gains of $10.7 million and realized gains of $2.4 million. For the three months ended September 30, 2021, the gain on derivative instruments consisted of unrealized gains of $3.6 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below).
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net operating cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
See Note 8 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our hedging program.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $3.1 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase was driven by foreign acquisitions consummated in the second and third quarters of 2021.
Leasing Activity
During the nine months ended September 30, 2022, we executed 11 lease renewals and three tenant expansion projects totaling 3.6 million square feet and $117.3 million in net new straight-line rent over the new weighted-average remaining lease term.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $9.4 million for the nine months ended September 30, 2022, as compared to a net loss of $0.9 million for the nine months ended September 30, 2021. The change in net income (loss) attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us.
Revenue from tenants was $284.9 million and $284.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by the impact of our property acquisitions since September 30, 2021, partially offset by the change in foreign exchange rates and the non-recurrence of a $5.2 million receivable and a $2.2 million termination fee that were both recorded in revenue from tenants in the nine months ended September 30, 2021. The receivable was recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for and the termination fee was recorded as a result of us entering into a termination agreement with a tenant.
During the nine months ended September 30, 2022 there were decreases of 9.2% in the average exchange rate for GBP to USD and 11.0% in the EUR to USD, when compared to the same period last year. These exchange rate fluctuations did not have a material impact on revenue from tenants or any other expenses categories discussed below. On a constant currency basis, applying the average monthly currency rates for the first nine months of 2021, revenues would have been up by $9.9 million to $294.8 million.
Property Operating Expenses
Property operating expenses were $23.0 million and $21.8 million for the nine months ended September 30, 2022 and 2021, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the GSA for which certain expenses are not reimbursable by the GSA. The increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the nine months ended September 30, 2022 of 9.2% in the average exchange rate for GBP to USD and 11.0% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $30.2 million and $29.0 million for the nine months ended September 30, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the nine months ended September 30, 2022 or 2021. The increase in operating fees between the periods in part results from an increase of $1.2 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities during 2021 and the first nine months of 2022.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022 and 2021, property management fees were $5.4 million in each period, respectively. Included in property management fees for the nine months ended September 30, 2022 and 2021 are lease commission expenses of $0.4 million and $0.1 million, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Impairment Charges
As of June 30, 2021, we began an operational review of one of our properties and concluded that the estimated fair value was lower than its carrying value. We recorded an impairment charge of $17.1 million for the nine months ended September 30, 2022 based on the estimated selling price of the asset, less the final costs to sell the asset. During the second quarter of 2021, we began an operational review of two of our properties and concluded that the estimated fair values were lower than their respective carrying values. The impairment charges in the nine months ended September 30, 2021 of $7.9 million were based on the estimated selling prices of both assets, less the final costs to sell the assets.
Acquisition, Transaction, and Other Costs
We recognized $0.2 million and $0.1 million of acquisition, transaction and other costs during the nine months ended September 30, 2022 and 2021, respectively. Acquisition, transaction and other costs during the nine months ended September 30, 2022 and 2021 were due to costs for terminated acquisitions.

General and Administrative Expenses
General and administrative expenses were $11.6 million and $12.2 million for the nine months ended September 30, 2022 and 2021, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.9 million and $0.9 million to the Advisor under the Advisory Agreement for the nine months ended September 30, 2022 and 2021, respectively. The overall decrease in general and administrative expenses was also impacted by lower legal and professional fees in the first nine months of 2022 when compared to the same period last year.
Equity-Based Compensation
During the nine months ended September 30, 2022 and 2021, we recognized equity-based compensation expense of $9.2 million and $8.3 million, respectively. Equity-based compensation consists of expense related to the 2018 OPP and the 2021 OPP, as well as amortization of Restricted Shares granted to employees and consultants of the Advisor or its affiliates who are involved in providing services to us and RSUs granted to our independent directors.
On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The expense recorded in the first nine months of 2022 includes the straight-line expense from the 2021 OPP, as we began recording expense for the 2021 OPP in May 2021. The expense recorded in the first nine months of 2021 includes the straight-line expense from the 2021 OPP (beginning in May 2021) and the 2018 OPP, which expired on June 2, 2021. The increase in equity-based compensation expense was also due to higher expense recorded for the 2021 OPP due to the higher fair value of the LTIP Units granted under the 2021 OPP, as compared to the 2018 OPP, the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2022 and approximately $0.2 million of net additional amortization expense recorded in the third quarter of 2022. The $0.2 million of additional net amortization expense was a result of: 1) the accelerated vesting of restricted shares of one employee of the Advisor, and 2) the award of new restricted shares to former employees of the Advisor, working as consultants to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. For additional information, see Note 2 — Summary of Significant Accounting Policies and see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $117.0 million and $121.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the first nine months of 2022 compared to the first nine months of 2021 was due to decreases during the nine months ended September 30, 2022 of 9.2% in the average exchange rate for GBP to USD and 11.0% in the EUR to USD, when compared to the same period last year, partially offset by additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since September 30, 2021.
Gain on Dispositions of Real Estate Investments
During the nine months ended September 30, 2022, we sold one property in the U.S. and one property in the U.K., resulting in an aggregate gain of $0.2 million. During the nine months ended September 30, 2021, we did not sell any properties.
Interest Expense
Interest expense was $71.8 million and $70.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily related to a full nine months of interest expense on the £101.0 million ($112.5 million as of September 30, 2022) mortgage loan entered into in April 2021 as part of the acquisition of the global headquarters of the McLaren Group and interest expense on the £28.0 million mortgage ($31.5 million as of September 22, 2022, the date the loan was repaid using Credit Facility funds) that funded, in part, the acquisition of the Trafalgar Court property located in Guernsey, Channel Islands in September 2021 (see Note 4 — Mortgage Notes Payable, Net and Note 6 - Senior Notes, Net for additional details). The net amount of our total gross debt outstanding was consistent at $2.4 billion as of September 30, 2021 and $2.4 billion as of September 30, 2022 and the weighted-average effective interest rate of our total debt changed from 3.4% as of September 30, 2021 to 3.5% as of September 30, 2022.
The increase in interest expense was also impacted by decreases during the nine months ended September 30, 2022 of 9.2% in the average exchange rate for GBP to USD and 11.0% in the average exchange rate for EUR to USD, when compared to the same period last year. As of September 30, 2022, approximately 24.0% of our total debt outstanding was denominated in EUR, 15.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of September 30, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP.

We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2022, approximately 54% of our total debt outstanding was secured and 46% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gain on derivative instruments of $25.5 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the nine months ended September 30, 2022, the gain on derivative instruments consisted of unrealized gains of $21.3 million and realized gains of $4.2 million. For the nine months ended September 30, 2021, gains on derivative instruments consisted of unrealized gains of $5.1 million and realized losses of $0.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below).
We recorded a gain of $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the nine months ended September 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2021.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of tax payments. Income tax expense was $8.7 million and $5.9 million for the nine months ended September 30, 2022 and 2021 respectively. The increase is primarily driven by the European acquisitions completed in the nine months ended September 30, 2021.
Cash Flows from Operating Activities
During the nine months ended September 30, 2022, net cash provided by operating activities was $159.6 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2022 reflect net income of $24.7 million, adjusted for non-cash items of $122.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other, and impairments). In addition, operating cash flow was impacted by the receipt of a $9.0 million termination fee from a tenant, an increase of $8.9 million in working capital items and lease incentive and commission payments of $5.1 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 of $47.2 million consisted of property acquisitions of $33.9 million and capital expenditures of $19.2 million, partially offset by proceeds from dispositions of $5.8 million.
Net cash used in investing activities during the nine months ended September 30, 2021 of $309.8 million was driven by property acquisitions of $303.0 million, deposits for acquisitions of real estate investments of $2.0 million and capital expenditures of $6.0 million, partially offset by proceeds from the dispositions of real estate of $1.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $58.9 million during the nine months ended September 30, 2022 was a result of net payments of mortgage notes payable of $58.2 million, dividends paid to common stockholders of $125.2 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), of $9.2 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), of $6.0 million and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $145.1 million, net proceeds from the issuance of Common Stock of $1.0 million and net proceeds from the issuance of Series B Preferred Stock of $4.7 million.
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
Liquidity and Capital Resources
Our principal future needs for use of our cash and cash equivalents includes the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $128.0 million and $89.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $22.3 million as of September 30, 2022) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom.
Management expects that operating income from our existing properties supplemented by our existing cash will be sufficient to fund operating expenses, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock and interest payments on debt as well as anticipated capital expenditures. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and preferred stock), proceeds from any future sales of properties and undistributed funds from operations, if any. During the nine months ended September 30, 2022, cash used to pay 100% of our dividends was generated from cash flows provided by operations.
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
Acquisitions and Dispositions —Three and Nine Months Ended September 30, 2022
During the three months ended September 30, 2022 we did not acquire any properties and during the nine months ended September 30, 2022, we acquired three properties for $33.9 million, including capitalized acquisition costs.

During the nine months ended September 30, 2022 we sold one property in the U.S. (sold in the third quarter of 2022) for a contract price of $2.6 million and we sold one property in the U.K. (sold in the second quarter of 2022) for a contract sale price of $3.5 million. The property in the U.S. was not encumbered under any mortgage debt nor part of the borrowing base under our Revolving Credit Facility and the property in the U.K. was previously encumbered under our United Kingdom Properties - Bulk Loan mortgage.

Acquisitions and Dispositions Subsequent to September 30, 2022 and Pending Transactions
We did not acquire or dispose of any properties subsequent to September 30, 2022.
We have signed one non-binding letter of intent (“LOIs”) to acquire one net lease property for an aggregate purchase price of $32.8 million.
We have entered into two definitive purchase and sale agreements (“PSAs”) to dispose of one property in France and one property in the U.S. for an aggregate contract price of $112.2 million. The property in France is encumbered for approximately $29.9 million under our mortgage loan secured by our properties in France and it is classified as held for sale on our consolidated balance sheet as of September 30, 2022. The property in the U.S. is encumbered for approximately $38.8 million under our Multi-Tenant Mortgage Loan III mortgage as of September 30, 2022. Also, we have signed one LOI to dispose of one property in the U.S. for an aggregate contract price of $10.1 million. This property is encumbered for approximately $5.3 million under our Multi-Tenant Mortgage Loan IV mortgage as of September 30, 2022.
The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the acquisitions or dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”), pursuant to which we may raise aggregate sales proceeds of $500.0 million through sales of Common Stock from time to time through our sales agents. During the three and nine months ended September 30, 2022, we sold 70,218 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $1.1 million, before nominal commissions paid and additional issuance costs.
The existing registration statement for our Common Stock ATM Program will expire on November 12, 2022. Prior to the expiration, we expect to file a new shelf registration statement and a prospectus supplement for the Common Stock ATM Program.
Preferred Stock
We have established an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may raise aggregate sales proceeds of $200.0 million through sales of shares of Series B Preferred Stock from time to time through our sales agents. During the three months ended September 30, 2022, we sold 10,175 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $0.3 million before nominal commissions paid and issuance costs. During the nine months ended September 30, 2022, we sold 191,994 shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.8 million before nominal commissions paid and issuance costs.
The existing registration statement for our Series B Preferred Stock ATM Program will expire on November 12, 2022. Prior to the expiration, we expect to file a new shelf registration statment and a prospectus supplement for the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of September 30, 2022 and December 31, 2021, we had total debt outstanding of $2.4 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 3.5% and 3.4%, respectively.
As of September 30, 2022, 74.8% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.7% per annum. As of September 30, 2022, 25.2% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 2.6% per annum. The total gross carrying value of unencumbered assets as of September 30, 2022 was $2.1 billion, of which approximately $1.2 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings. We do not have hedging in place for the non-U.S. portion of the

Revolving Credit Facility. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 54.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2022. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of September 30, 2022. As of September 30, 2022, the weighted-average maturity of our indebtedness was 4.2 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we, together with the OP, issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). As of September 30, 2022, and December 31, 2021, the carrying amount of the outstanding on our balance sheet totaled $492.8 million and $491.7 million, respectively, which is net of $7.2 million and $8.3 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of September 30, 2022, we had secured mortgage notes payable of $1.3 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020 based on amounts specified under the loan. All of our other mortgage loans require payment of interest-only with the principal due at maturity, including the principal on our Trafalgar Court mortgage loan which matured on September 22, 2022. During the first nine months of 2022, approximately $58.2 million in aggregate principal was repaid, on the United Kingdom Properties - Bulk Loan and the Trafalgar Court loan combined. The Company used cash on hand, funds received from the termination fee and borrowings under the Revolving Credit Facility to make the payments. As of September 30, 2022, the United Kingdom Properties - Bulk Loan had a balance of $184.9 million. Principal of approximately £3.7 million (approximately $4.2 million) is due on the United Kingdom Properties - Bulk Loan during the fourth quarter of 2022, which is the only principal repayment due in the fourth quarter and total principal of $231.2 million is due on our mortgages during 2023.
Credit Facility
As of September 30, 2022, outstanding borrowings under our Revolving Credit Facility were $605.1 million. During the nine months ended September 30, 2022, the amounts drawn on the Revolving Credit Facility increased $145.1 million, primarily due to the amendment and restatement of the Credit Facility and the conversion of the Term Loan to the Revolving Credit Facility (see below for additional information). As of September 30, 2022, approximately $78.9 million was available for future borrowings under the Revolving Credit Facility.
On April 8, 2022, we entered into an amendment and restatement of the Credit Facility. Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the Revolving Credit Facility. The amount previously outstanding under the Term Loan was converted to the Revolving Credit Facility. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar denominated loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives us the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. We incurred approximately $10.1 million of deferred financing costs during the second quarter of 2022 related to the April 2022 amendment and restatement of the Credit Facility. Also, on July 26, 2022, we entered into an amendment to the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The amendment increases our flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the facility.
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
Through March 31, 2022, prior to the amendment and restatement of Credit Facility, the Credit Facility consisted of two components, a Revolving Credit Facility and a Term Loan, both of which required payment of interest-only. The Revolving Credit Facility was scheduled to mature on August 1, 2023, and the Term Loan was scheduled to mature on August 1, 2024. As of September 30, 2022, the Credit Facility had a weighted-average effective interest rate of 3.0% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $22.3 million as of September 30, 2022) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom. Also, we have a $7.4 million letter of credit held by a lender which was put in place to cure a cash trap sweep event under one of our mortgages (see “— Covenants —Multi-Tenant Mortgage Loan III” section below for additional information on this letter of credit). This letter of credit reduces the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Covenants
As of September 30, 2022, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2022, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant leasing approximately 165,000 square feet failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of September 30, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, they failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Trigger Event”). Such failure, upon delivery of notice of the same by lender, triggers a separate cash sweep event under the loan. A DSCR Trigger Event is not an event of default and instead triggers a cash sweep event. The lender has notified the borrower entities of the occurrence of a DSCR Trigger Event under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Trigger Event for the three months ended June 30, 2022. Per the loan agreement we are able to cure the cash sweep event resulting from a DSCR Trigger Event by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Trigger Event. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We have cured the cash sweep event resulting from the DSCR Trigger Event referenced above for the relevant periods by delivering a letter of credit to lender in the face amount of approximately $0.9 million. The face value of such letter of credit will be increased by $1.3 million to reflect the continuance of the DSCR Trigger Event for the three months ended September 30, 2022 in due course in accordance with the loan agreement. Such letter of credit will be held by the lender until such time as we restore debt service coverage ratio compliance under the loan for the requisite two calendar quarter time period. Upon issuance and for so long as it remains outstanding, such letter of credit will, dollar-for-dollar, reduce availability for future borrowings under the Revolving Credit Facility.
French Properties
During the second and third quarters of 2021, we also triggered a cash sweep under one of our loans with a balance of €70.0 million ($68.6 million) as of September 30, 2022 because the aggregate weighted average unexpired lease term (“WAULT”) of the collateral portfolio was less than three years. This was not an event of default and instead triggered a cash sweep event. For so long as the cash sweep is in effect, the lender is sweeping 30% of excess cash flow and retaining such amount in an excess cash collateral account. As of September 30, 2022, the amount of cash swept was €5.5 million ($5.4 million) and is recorded in restricted cash on our consolidated balance sheet.
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
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant leasing approximately 158,000 square feet exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of September 30, 2022 and it encumbers 16 properties, one of which is leased by the tenant that exercised its right to terminate its lease. Pursuant to the terms of the loan agreement, the lender is sweeping all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account in an amount up to, but not to exceed, an aggregate cap of $0.8 million. The reserve will be held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
Constant currency results exclude any benefit or loss caused by foreign exchange fluctuations between foreign currencies and the United States dollar which would not have occurred if there had been a constant exchange rate. Revenue from tenants on a Constant Currency basis is calculated by applying the average monthly currency rates from prior comparable period to Revenues from tenants from the applicable period. We believe that this measure provides investors with information about revenue results and trends that eliminates currency volatility while increasing the comparability of our underlying results and trends.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income attributable to common stockholders (in accordance with GAAP)	$9,739	$2,374	$9,375	$(886)
Impairment charges	796	1,199	17,057	7,906
Depreciation and amortization	37,791	41,665	117,039	121,051
Gain on dispositions of real estate investments	(143)	(1,195)	(205)	(1,188)
FFO (as defined by NAREIT) attributable to common stockholders (1)	48,183	44,043	143,266	126,883
Acquisition, transaction and other costs	103	54	244	99
Loss on extinguishment of debt	41	—	383	—
Core FFO attributable to common stockholders (1)	48,327	44,097	143,893	126,982
Non-cash equity-based compensation	3,132	2,721	9,217	8,305
Non-cash portion of interest expense	2,322	2,590	7,254	7,264
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	351	81	954	298
Straight-line rent	(2,314)	(1,658)	(7,509)	(4,085)
Straight-line rent (rent deferral agreements) (2)	—	(246)	(159)	(1,416)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	1	—	(2,439)	—
Eliminate unrealized gains on foreign currency transactions (3)	(10,732)	(3,591)	(21,263)	(5,051)
Amortization of mortgage discounts	225	263	714	450
Reimbursement of financing costs from McLaren loan (4)	—	—	—	(5,234)
AFFO attributable to common stockholders (1)	$41,312	$44,257	$130,662	$127,513

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$48,183	$44,043	$143,266	$126,883
Core FFO attributable to common stockholders	$48,327	$44,097	$143,893	$126,982
AFFO attributable to common stockholders	$41,312	$44,257	$130,662	$127,513
_________
(1)FFO, Core FFO and AFFO for the nine months ended September 30, 2022 include income from a lease termination fee of $0.3 million and for the three and nine months ended September 30, 2021 include income from a lease termination fee of $2.2 million, which are recorded in Revenue from tenants in the consolidated statements of operations. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2022, the gain on derivative instruments was $13.1 million, which consisted of unrealized gains of $10.7 million and realized gains of $2.4 million. For the nine months ended September 30, 2022, the gain on derivative instruments was $25.5 million, which consisted of unrealized gains of $21.3 million and realized gains of $4.2 million. For the three months ended September 30, 2021, gains on derivative instruments were $3.6 million, which consisted of unrealized gains of $3.6 million. For the nine months ended September 30, 2021, gains on derivative instruments were $4.9 million, which consisted of unrealized gains of $5.1 million and realized losses of $0.2 million.
(4)Amount represents a receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse us for. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations in the nine months ended September 30, 2021 since the receivable is considered to be earned revenue attributed to the period.

Constant Currency Revenue Reconciliation

(In thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue from tenants	$92,599	$284,909
Foreign currency translation impact (using foreign currency exchange rates from Q3 2021)	4,932	—
Foreign currency translation impact (using foreign currency exchange rates from the first nine months of 2021)	—	9,928
Revenue from tenants, constant currency basis	$97,531	$294,837

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
During the nine months ended September 30, 2022 and the year ended December 31, 2021, we paid dividends on our common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Cash used to pay dividends and distributions during the nine months ended September 30, 2022, was generated from cash flows from operations. The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2022
	March 31, 2022		June 30, 2022		September 30, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,566		$41,558		$42,056		$125,180
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		9,243
Dividends to holders of Series B Preferred Stock	1,935		2,013		2,013		5,961
Distributions to holders of LTIP Units	100		100		100		300
Total dividends and distributions	$46,682		$46,752		$47,250		$140,684

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,682	100.0%	$44,074	94.3%	$47,250	100.0%	$140,684	(1)	100.0%
Available cash on hand	—	—%	2,678	5.7%	—	—%	—	(1)	—%
Total sources of dividend and distribution coverage	$46,682	100.0%	$46,752	100.0%	$47,250	100.0%	$140,684		100.0%

Cash flows provided by operations (GAAP basis)	$61,819		$44,074		$53,713		$159,606

Net income (loss) (in accordance with GAAP)	$10,541		$(716)		$14,838		$24,663
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.2%. To help mitigate the adverse impact of inflation, approximately 94.3% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of September 30, 2022, approximately 64.0%, based on straight line rent are fixed-rate increase, 25.6% are based on the Consumer Price Index, subject to certain caps, 4.7% are based on other measures, and 5.7% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the below risk factor, and we direct your attention to those risk factors.
Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may further adversely impact the U.S., European and global economies.
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
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended September 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (4)	Second Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
10.1 (5)
First Amendment, dated as of July 26, 2022, to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.

10.2 (6)	Amendment No. 7, dated as of August 5, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2022.

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

Dated: November 3, 2022