Form 10-K
period 2022-12-31
Global Net Lease, Inc.
filed 2023-02-23
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 20, 2023, the registrant had 103,795,364 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2022

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which are leased primarily to “Investment Grade” (defined below) tenants. We invest in commercial properties, with an emphasis on sale-leaseback transactions and mission-critical, single tenant net-lease assets.
As of December 31, 2022, we owned 309 properties consisting of 39.2 million rentable square feet, which were 98.0% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2022, 65% of our properties were located in the U.S. and Canada and 35% of our properties were located in Europe. In addition, as of December 31, 2022, our portfolio was comprised of 56% industrial/distribution properties, 41% office properties and 3% retail properties. These percentages are calculated using straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2022. The straight-line rent includes amounts for tenant concessions.
Investment Strategy
We currently seek to:
•generate stable and consistent cash flows by acquiring properties, or entering into new leases, with long lease terms;
•acquire properties, or enter into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and
•enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S., Canada, and Europe and leveraging the market presence of our Advisor.
In evaluating prospective investments, our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income producing capacity, its physical condition, its prospects for appreciation and liquidity, tax considerations and other factors. In this regard, the Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval and any guidelines established by our board of directors. We may change our business strategy, including the assets we seek to acquire, in the absolute discretion of our board.
We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types.
We own assets located in eleven different countries. As of December 31, 2022, we leased space to 138 different tenants doing business across 51 different industries. During the year ended December 31, 2022, the auto manufacturing and financial services industries each represented 12% of our portfolio’s rental income on a straight-line basis. No other industry represented more than 10% of our portfolio’s rental income on a straight-line basis. As of December 31, 2022, our portfolio was 98.0% occupied.
Tenants and Leasing
We focus on acquiring strategically located industrial and distribution facilities in the U.S. and strong sovereign debt rated countries in Europe. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s analytics. Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60.5% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2022 was derived from Investment Grade rated tenants, comprised of 34.9% leased to tenants with an actual investment grade rating and 25.6% leased to tenants with an implied investment grade rating. “Investment Grade” for our purposes includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2022.
As of December 31, 2022, our portfolio had a weighted-average remaining lease term of 8.0 years (based on square feet as of the last day of the applicable quarter), as compared to 8.3 years as of December 31, 2021. As of December 31, 2022, approximately 94.5% of our leases with our tenants contained rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.2% per year. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Inflation” found later in this Annual Report on Form 10-K.
Our business is generally not seasonal.

Acquisitions
We leverage direct relationships with landlords and developers to generate high-quality global opportunities at what we believe to be better than market pricing. During the year ended December 31, 2022, we acquired three properties for $33.9 million, including capitalized acquisition costs. We utilize a well-defined investment strategy and rigorous underwriting process to identify and select high-quality net lease investment opportunities. We look for tenants with logistical and local advantages, strong operating performance, strong business financials, financial visibility, and corporate-level profitability.
Financing Strategies and Policies
We use various sources to fund our business including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. In recent years, these sources have consisted of: (1) offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; (3) draws on our senior unsecured multi-currency credit facility (the “Revolving Credit Facility,), and a senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) and (4) a private placement of $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). We expect to incur additional indebtedness in the future and issue additional equity to fund our future needs including acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein for further discussion
As noted above, our board may reevaluate and change our investment and financing policies in its sole discretion without a stockholder vote. Factors that we would consider when reevaluating or changing our investment and financing policies include among other things, current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, and the ability of our investments to generate sufficient cash flow.
Impact of the COVID-19 Pandemic
To date the COVID-19 global pandemic has not significantly impacted our business. As of January 31, 2023, we have collected approximately 100% of the original cash rent due for the fourth quarter of 2022 across our entire portfolio. This was consistent with the first three quarters of 2022, in which we collected 100% of the original cash rent due in each quarter.
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
Employees and Human Capital Resources
As of December 31, 2022, we did not have any employees except for one person located in Europe that we directly employed to provide certain tax services. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into an agreement with our Property Manager to manages and leases our properties. The employees of the Advisor, Property Manager and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. The employees of the Advisor, Property Manager and their respective affiliates are also eligible to participate in our stock option plan and our employee and director incentive restricted share plan. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Internet address at http://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.globalnetlease.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

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
•We face the uncertainties and costs associated with a proxy contest.
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
•We are subject to risks associated with our international investments, including compliance with and changes in foreign laws and fluctuations in foreign currency exchange rates.
•Inflation and continuing increases in the inflation rate will have an adverse effect on our investments and results of operations.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue depends upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
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
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We may continue to incur additional indebtedness in the future.

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
Our goal is to grow through acquiring additional properties, including potentially multi-tenant properties, and pursuing our investment objective exposes us to numerous risks, including:
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify investments. There can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
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
Our cash flows provided by operations were $181.8 million for the year ended December 31, 2022. During this period, we paid total dividends of $187.5 million, including payments to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units. In prior periods, we have funded a larger portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
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
•reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments; and
•reduced cash flows from our operations due to changing exchange rates impacting conditions from our operations in continental Europe, the United Kingdom and Canada.

We are subject to additional risks from our international investments.
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2022, 35% of our properties were located in Europe, primarily in the United Kingdom, The Netherlands, Finland, France, Germany, and the Channel Islands, and 65% of our properties were located in the U.S. and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
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
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which remains unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, the conflict has likely exacerbated, and may continue to exacerbate, inflation and lead to continued volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions, as well as restrictions on oil imports from Russia, have caused and may continue to cause supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas. These factors may result in the weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants, particularly tenants in our European properties who may be impacted the most by these factors due to the enhanced possibility of a general economic slowdown in Europe, which would adversely impact their ability to pay rents as they come due. As a result, our financial condition and results of operations may be negatively affected since our revenue is largely dependent on the success and economic viability of our tenants.
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
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency but reflected as USD on our consolidated financial statements. As of December 31, 2022, we had $1.2 billion ($665.3 million, £261.6 million and €245.4 million) of gross mortgage notes payable.

Further, as of December 31, 2022, we had $670.0 million ($287.0 million, £57.0 million, €267.1 million and C$38.0 million) in outstanding debt under the Revolving Credit Facility.
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
We are subject to risks associated with proxy contests and other actions of activist stockholders.
On October 24, 2022, Blackwells Onshore I LLC (“Blackwells Onshore”) (together with its affiliates, “Blackwells”) delivered a purported notice of intent to nominate two candidates for election to our board of directors at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and to submit six non-binding proposals at the 2023 Annual Meeting. We have advised Blackwells that its notice did not satisfy the requirements for notice of these matters set forth in our bylaws and that we intend to exclude them from being considered at the 2023 Annual Meeting. Blalckwells subsequently filed a preliminary proxy statement with the SEC relating to the solicitation of our shareholders in favor of its purported nominees and proposals.
We and Blackwells have each filed complaints related to the purported nominations and proposals and related matters. While the outcome of this ongoing litigation is uncertain, the court may require use to consider Blackwell’s nominees and proposals at the 2023 Annual Meeting. The litigation could also be costly, time consuming and distracting.
In addition, a proxy contest, unsolicited takeover or other form of stockholder activism or related activities on the part of Blackwells or another stockholder, including in the event that we are required to consider Blackwells’ nominees and proposals at the 2023 Annual Meeting, could adversely affect our business for a number of reasons, including, without limitation, the following:
•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our Advisor;
•stockholder activism or actual or potential changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, clients and financing sources. If potential or existing sellers of properties, clients or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected;
•we may suffer damage to our reputation or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the trading price of our securities; and
•if the nominees advanced by an activist stockholder were to be elected to our board of directors with a specific agenda, it could adversely affect our ability to effectively and timely run our business or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.
Proxy contests and related litigation may also cause our stock price to experience periods of volatility based upon temporary or speculative market perceptions or other factors that do not necessarily reflect our underlying fundamental and prospects.

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic, which has caused severe disruptions in the U.S., and global economy.
The COVID-19 pandemic has had, and may continue to have, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic evolved rapidly. In many states and cities where our tenants operate their businesses and where our properties are located, “shelter-in-place” or “stay-at-home” orders were issued by local, state and federal authorities for much of 2020 and the early part of 2021 and social distancing measures that resulted in closure and limitations on the operations of many businesses impacted a number of our tenants although our business has not been significantly impacted. Although most of these measures have been lifted, they may be reinstated in the future in response to COVID-19 or other pandemics, endemics or other health emergencies. Further, COVID-19 impacted, and will likely continue to impact in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due.
Additionally, a continuing or permanent impact on the business of our tenants could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. In addition, there has been a shift away from in-person work environments to remote or hybrid work environments which has had an adverse effect on the overall demand for office space including in our portfolio.
Reliance on major tenants make us more susceptible to adverse events with respect to those tenants.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. We had one tenant that accounted for approximately 5% of our consolidated annualized rental income on a straight-line basis as of December 31, 2022. No other single tenant accounted for 5% or more of our consolidated annualized rental income on a straight-line basis as of December 31, 2022, this may change in the future.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments and results of operations.
As of December 31, 2022, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2022
European Countries:
United Kingdom	17%
Other European Countries	18%
Total European Countries	35%
United States and Canada:
Michigan	16%
Texas	7%
Ohio	6%
Other States and Canada	36%
Total United States and Canada	65%
Total	100%
Likewise, a high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments and results of operations.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2022, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2022
Auto Manufacturing	12%
Financial Services	12%
Consumer Goods	6%
Healthcare	6%
Technology	5%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
Brexit and other events that create, or give the impression they could create, economic or political instability in Europe could adversely affect us.
On January 31, 2020, the United Kingdom (“UK”) ended its membership in the European Union (“EU”) referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. This agreement is untested and may continue to result in ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear. This mid- to long-term uncertainty could cause volatility in currency exchange rates, interest rates, and in EU, UK or worldwide political, regulatory, economic or market conditions. This could contribute to instability in political institutions, regulatory agencies, and financial markets and may impact our properties and operations in these markets in unforeseen ways. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute currency hedges. Potential decline in the value of the GBP or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of our properties and operations in the UK or Europe.
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Presently, substantially all of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to fund related debt payment and prevent a foreclosure if the property is subject to a mortgage. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment including potentially leasing the property to a new tenant. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
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
We have entered and may continue to enter into sale-leaseback transactions, in which we purchase a property and then lease the same property back to the seller, who then becomes a tenant. In a bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either one of which may negatively impact us. If the transaction was recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule. If confirmed by the bankruptcy court, we would be bound by the new terms. If the transaction was recharacterized as a joint venture, we would be treated as a joint venture partner with our tenant changing the nature of our legal relationship regarding the property. We could, for example, be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations in the United States would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. There is no assurance the debtor in possession or bankruptcy trustee will assume the lease in a bankruptcy proceeding.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business may have a higher probability of filing for bankruptcy or insolvency. In bankruptcy or insolvency proceedings in the United States, a tenant may have the option of vacating a property instead of paying rent reducing our revenues and limiting our options until the impacted property is released from the bankruptcy or insolvency proceeding.
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
Based on annualized rental income on a straight-line basis as of December 31, 2022, 40% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which, for our purposes, includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. The term “parent” for these purposes includes any entity, including any governmental entity owning more than 50% of the voting stock of the tenant. Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have actual investment grade ratings.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2022, 18% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
As of December 31, 2022, 5.5% of our annualized rental income on a straight-line basis was generated from leases that do not contain any rent escalation provisions, which impacts our ability to cover increased operating costs at properties with these leases. Further, properties leased subject to long term leases at below market rental rates will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
Properties may have vacancies for a significant period.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2022, 3% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.

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
We may incur a material amount of costs associated with complying with the Americans with Disabilities Act.
Our domestic properties must also comply with the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that a property does not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could be material in amount.
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
Increases in the rate of inflation, both real and anticipated may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and other debt interest costs, and these costs have and could continue to increase at a rate higher than any rent increases. An increase in our expenses or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases for properties located in foreign countries are only adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Approximately 63.4% of our leases, based on straight line rent, are fixed-rate increase averaging 1.7%, 25.9% are based on the Consumer Price Index, subject to certain caps, 5.2% are based on other measures, and 5.5% do not contain any escalation provisions.
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates, as was the case during 2022. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. Future leases may not even contain escalation provisions and these provisions may not be sufficient to protect our revenues or expenses from the adverse effects of inflation. In addition, increased operating costs paid by our tenants could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants.
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
We have limited rights to terminate the Advisor. The initial term of the advisory agreement expires on June 1, 2035, but is automatically renewed upon expiration for consecutive five-year terms unless notice of termination is provided by either party 365 days in advance of the expiration of the term. Further, we may terminate the agreement only under limited circumstances. If we terminate the agreement based on a change in control of us or the Advisor’s failure to meet performance standards as set forth in the agreement, we would be required to pay a termination fee that could be equal to up to two and a half times the compensation we paid the Advisor in the previous year, plus expenses in the case of a termination in connection with a change of control. The termination fee would be equal to 50% of the change of control fee if we terminated the agreement due to the Advisor’s failure to cure a performance issue. We may only terminate the property management and leasing agreement with the Property Manager by giving 12 months prior notice. The limited termination rights contained in the advisory agreement and the notice requirement in the property management and leasing agreements may make it difficult for us to renegotiate the terms of either agreement or replace the Advisor or Property Manager even if the terms of the relevant agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services or terminating these parties is otherwise in our best interest.
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
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our Advisor and other parties that provide us with services are continuously working including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure they provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
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
There can be no assurance that the measures adopted by our Advisor and other parties that provide us with services essential to our operations will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn have an adverse impact on us.
We may acquire or originate commercial real estate debt or invest in commercial real estate-related securities which would expose us to additional risks.
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
As of December 31, 2022, we had $2.4 billion of total indebtedness outstanding, including $1.2 billion of secured indebtedness, $670.0 million outstanding under the Revolving Credit Facility, and $500.0 million of our Senior Notes. Approximately $249.5 million of our debt matures in 2023. We had availability to borrow an additional $89.0 million, under our Revolving Credit Facility as of December 31, 2022. Our high level of indebtedness may have the following important consequences to us including:
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
•placing us at a competitive disadvantage relative to competitors that have less indebtedness, particularly in making future acquisitions;
•limiting our ability to enter into transactions that may otherwise be in our interest, including mergers or other combinations;
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
We may increase our leverage further depending on market conditions and property acquisitions. We may, for example, issue additional notes in the future and may add to or refinance existing mortgage debt or indebtedness under our Credit Facility, which may result in a higher level of indebtedness.
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
We have incurred, and may continue to incur, indebtedness, including indebtedness secured by our properties. A total of $249.5 million of our indebtedness matures in calendar year 2023. The indebtedness maturing in calendar year 2023 bears interest at a weighted rate of 2.8% per annum as of December 31, 2022. Interest rates have increased considerably in the last twelve months and may continue to increase. For example, the interest rate on borrowings under the Credit Facility increased from 2.7% as of December 31, 2021 to 4.6% as of December 31, 2022. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. There is no assurance that well will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we lose the mortgaged property in a foreclosure action.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2022, a total of 30% of our indebtedness bore interest at variable rates which averaged 4.4% on a weighted average basis as of December 31, 2022. Increases in interest rates on our variable-rate debt or any new indebtedness we incur either as part of a refinancing or a new property acquisition would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board and the European Central Bank have begun tapering their respective quantitative easing programs. The U.S. Federal Reserve Board has been increasing interest rates, throughout 2022 and expects to do the same in 2023. Likewise, the Bank of England and the European Central Bank have been increasing interest rates. All of these actions will likely lead to increases in our borrowing costs. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or, meet other capital requirements may be limited, and the return on the properties we own may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets, and the price of assets which we sell.
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
Upon the occurrence of a “Change of Control Triggering Event” defined in the indenture governing the Senior Notes, we are required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on the Senior Notes, if any, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time we are required to make this offer. In addition, restrictions under future debt we may incur, may not allow us to repurchase the Senior Notes upon a Change of Control Triggering Event, and we expect that a change in control will result in an event of default under the Credit Facility, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such senior debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Senior Notes, which would constitute an event of default under the indenture governing the Senior Notes, which in turn would constitute a default under our Credit Facility. In addition, certain important corporate events, such as leveraged recapitalization that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the Senior Notes although these types of transactions could affect our capital structure or credit ratings and the holders of the Senior Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the Senior Notes) have not provided clear and consistent meanings of change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.” The “Change of Control Triggering Event” may impact the willingness of a third party to seek or engage in a “Change of Control” transaction with us.
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
Certain of our executive officers, including James Nelson, chief executive officer and president, and Christopher Masterson, chief financial officer, treasurer and secretary, also are officers of the Advisor and the Property Manager. Mr. Masterson also serves as the chief financial officer and treasurer of American Strategic Investment Co., an entity for which an affiliate of AR Global, serves as its advisor and property manager. Certain of our directors also are directors of other REITs advised by affiliates of AR Global. All of these individuals owe duties to these other entities which may conflict with the duties that they owe to us.
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.
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
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 280 million shares of stock, consisting of 250 million shares of common stock, par value $0.01 per share and 30 million shares of preferred stock, par value $0.01 per share. As of December 31, 2022, we had the following stock issued and outstanding: (i) 104,141,899 shares of Common Stock, (ii) 6,799,467 shares of Series A Preferred Stock, and (iii) 4,695,887 shares of Series B Preferred Stock. The Series A Preferred Stock ranks on parity with Series B Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Series A Preferred Stock and Series B Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock and Series B Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
Our board of directors has adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right for each outstanding share of our Common Stock. These rights are scheduled to expire on April 8, 2024 but could be extended by our board. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Common Stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of a share of our Series C Preferred Stock, $0.01 par value per share. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Common Stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire us or a large block of our Common Stock without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our board of directors determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification.

Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT qualification, we might be required to borrow funds or liquidate some investments in order to pay the applicable taxes.
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
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, and (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
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
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and we would become subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our Common Stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, as much as 80% of the distribution may be in shares of our Common Stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective U.S. federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders generally may (1) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that such portion is attributable to net capital gain recognized by us, (2)

be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from TRSs, or (3) constitute a return of capital to the extent that such portion exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. With respect to qualified dividend income, the current maximum U.S. federal tax rate applicable to noncorporate stockholders is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Recently proposed regulations would apply special look-through rules to certain U.S. corporate shareholders in determining whether a REIT is domestically controlled. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents our portfolio of real estate properties as of December 31, 2022:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	1.2
Wickes Building Supplies I	May 2013	UK	1	30	9.1
Everything Everywhere	Jun. 2013	UK	1	65	4.5
Thames Water	Jul. 2013	UK	1	79	2.7
Wickes Building Supplies II	Jul. 2013	UK	1	29	4
PPD Global Labs	Aug. 2013	US	1	77	2.1
Northern Rock	Sep. 2013	UK	2	86	4.7
Wickes Building Supplies III	Nov. 2013	UK	1	28	5.9
XPO Logistics	Nov. 2013	US	7	105	0.9
Wolverine	Dec. 2013	US	1	469	5.1
Rheinmetall	Jan. 2014	GER	1	320	6
GE Aviation	Jan. 2014	US	1	369	3
Provident Financial	Feb. 2014	UK	1	117	12.9
Crown Crest	Feb. 2014	UK	1	806	16.1
Trane	Feb. 2014	US	1	25	0.9
Aviva	Mar. 2014	UK	1	132	6.5
DFS Trading I	Mar. 2014	UK	5	240	7.2
GSA I	Mar. 2014	US	1	135	0
National Oilwell Varco I	Mar. 2014	US	1	24	0.6
GSA II	Apr. 2014	US	2	25	6.1
OBI DIY	Apr. 2014	GER	1	144	1
DFS Trading II	Apr. 2014	UK	2	39	7.2
GSA III	Apr. 2014	US	2	28	0.2
GSA IV	May 2014	US	1	33	2.5
Indiana Department of Revenue	May 2014	US	1	99	10.0
National Oilwell Varco II	May 2014	US	1	23	7.2
Nissan	May 2014	US	1	462	5.8
GSA V	Jun. 2014	US	1	27	0.2
Lippert Components	Jun. 2014	US	1	539	15.1
Select Energy Services I	Jun. 2014	US	3	136	3.8
Bell Supply Co I	Jun. 2014	US	6	80	6.0
Axon Energy Products	Jun. 2014	US	2	88	7.4
Lhoist	Jun. 2014	US	1	23	10.0
GE Oil & Gas	Jun. 2014	US	2	70	2.5
Select Energy Services II	Jun. 2014	US	4	143	3.9
Bell Supply Co II	Jun. 2014	US	2	19	6.0
Superior Energy Services	Jun. 2014	US	2	42	1.3
Amcor Packaging	Jun. 2014	UK	7	295	1.9
GSA VI	Jun. 2014	US	1	7	1.3
Nimble Storage	Jun. 2014	US	1	165	—
FedEx -3-Pack	Jul. 2014	US	3	339	6.5
Sandoz, Inc.	Jul. 2014	US	1	154	3.6
Wyndham	Jul. 2014	US	1	32	2.3
Valassis	Jul. 2014	US	1	101	0.3
GSA VII	Jul. 2014	US	1	26	1.9
AT&T Services	Jul. 2014	US	1	402	3.5
PNC - 2-Pack	Jul. 2014	US	2	210	6.6
Fujitsu	Jul. 2014	UK	3	163	7.2
Continental Tire	Jul. 2014	US	1	91	2.6
BP Oil	Aug. 2014	UK	1	3	2.8

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Malthurst	Aug. 2014	UK	2	4	11.7
HBOS	Aug. 2014	UK	3	36	2.6
Thermo Fisher	Aug. 2014	US	1	115	1.7
Black & Decker	Aug. 2014	US	1	71	10.4
Capgemini	Aug. 2014	UK	1	90	3.6
Merck & Co.	Aug. 2014	US	1	146	2.7
GSA VIII	Aug. 2014	US	1	24	1.6
Waste Management	Sep. 2014	US	1	84	5.0
Intier Automotive Interiors	Sep. 2014	UK	1	153	1.4
HP Enterprise Services	Sep. 2014	UK	1	99	3.2
FedEx II	Sep. 2014	US	1	12	1.2
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	10.0
Dollar General - 39-Pack	Sep. 2014	US	21	200	5.2
FedEx III	Sep. 2014	US	2	221	5.1
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	1.7
Kuka	Sep. 2014	US	1	200	1.5
CHE Trinity	Sep. 2014	US	2	374	5.3
FedEx IV	Sep. 2014	US	2	255	5.5
GE Aviation	Sep. 2014	US	1	102	—
DNV GL	Oct. 2014	US	1	82	2.2
Rexam	Oct. 2014	GER	1	176	2.2
FedEx V	Oct. 2014	US	1	76	1.5
Onguard	Oct. 2014	US	1	120	8.1
Metro Tonic	Oct. 2014	GER	1	636	2.8
Tokmanni	Nov. 2014	FIN	1	801	10.7
Fife Council	Nov. 2014	UK	1	37	1.1
GSA IX	Nov. 2014	US	1	28	9.3
KPN BV	Nov. 2014	NETH	1	133	4
Follett School	Dec. 2014	US	1	487	2.0
Quest Diagnostics	Dec. 2014	US	1	224	1.7
Diebold	Dec. 2014	US	1	158	—
Weatherford Intl	Dec. 2014	US	1	20	2.8
AM Castle	Dec. 2014	US	1	128	6.8
FedEx VI	Dec. 2014	US	1	28	6.7
Constellium Auto	Dec. 2014	US	1	321	6.9
C&J Energy II	Mar. 2015	US	1	125	7.8
Fedex VII	Mar. 2015	US	1	12	1.8
Fedex VIII	Apr. 2015	US	1	26	1.8
Crown Group I	Aug. 2015	US	2	204	1.0
Crown Group II	Aug. 2015	US	2	411	12.7
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	7.0
JIT Steel Services	Sep. 2015	US	2	127	7.0
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	6.8
FedEx Ground	Sep. 2015	US	1	91	2.5
Office Depot	Sep. 2015	NETH	1	206	6.2
Finnair	Sep. 2015	FIN	4	656	8.2
Auchan	Dec. 2016	FR	1	152	10.2
Pole Emploi	Dec. 2016	FR	1	41	0.5
NCR Dundee	Dec. 2016	UK	1	132	3.9
FedEx Freight I	Dec. 2016	US	1	69	0.7
DB Luxembourg	Dec. 2016	LUX	1	156	3.9
ING Amsterdam	Dec. 2016	NETH	1	509	4.5
Worldline	Dec. 2016	FR	1	111	1.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Foster Wheeler	Dec. 2016	UK	1	366	1.6
ID Logistics I	Dec. 2016	GER	1	309	1.8
ID Logistics II	Dec. 2016	FR	2	964	1.9
Harper Collins	Dec. 2016	UK	1	873	2.7
DCNS	Dec. 2016	FR	1	97	1.8
Cott Beverages Inc	Feb. 2017	US	1	170	4.1
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	3.7
Bridgestone Tire	Sep. 2017	US	1	48	4.6
GKN Aerospace	Oct. 2017	US	1	98	4.0
NSA-St. Johnsbury I	Oct. 2017	US	1	87	9.8
NSA-St. Johnsbury II	Oct. 2017	US	1	85	9.8
NSA-St. Johnsbury III	Oct. 2017	US	1	41	9.8
Tremec North America	Nov. 2017	US	1	127	4.8
Cummins	Dec. 2017	US	1	59	2.4
GSA X	Dec. 2017	US	1	26	7.0
NSA Industries	Dec. 2017	US	1	83	10.0
Chemours	Feb. 2018	US	1	300	5.1
FCA USA	Mar. 2018	US	1	128	5.2
Lee Steel	Mar. 2018	US	1	114	5.8
LSI Steel - 3 Pack	Mar. 2018	US	3	218	4.8
Contractors Steel Company	May 2018	US	5	1,392	5.4
FedEx Freight II	Jun. 2018	US	1	22	9.7
DuPont Pioneer	Jun. 2018	US	1	200	9.5
Rubbermaid - Akron OH	Jul. 2018	US	1	669	6.1
NetScout - Allen TX	Aug. 2018	US	1	145	7.7
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	15.8
FedEx - Greenville NC	Sep. 2018	US	1	29	10.1
Penske	Nov. 2018	US	1	606	5.9
NSA Industries	Nov. 2018	US	1	65	15.9
LKQ Corp.	Dec. 2018	US	1	58	8.1
Walgreens	Dec. 2018	US	1	86	2.9
Grupo Antolin	Dec. 2018	US	1	360	9.8
VersaFlex	Dec. 2018	US	1	113	16.0
Cummins	Mar. 2019	US	1	37	5.9
Stanley Security	Mar. 2019	US	1	80	5.5
Sierra Nevada	Apr. 2019	US	1	60	6.3
EQT	Apr. 2019	US	1	127	7.5
Hanes	Apr. 2019	US	1	276	5.8
Union Partners	May 2019	US	2	390	6.3
ComDoc	Jun. 2019	US	1	108	6.4
Metal Technologies	Jun. 2019	US	1	228	11.4
Encompass Health	Jun. 2019	US	1	199	10.3
Heatcraft	Jun. 2019	US	1	216	5.5
C.F. Sauer SLB	Aug. 2019	US	6	598	16.6
SWECO	Sep. 2019	US	1	191	12.4
Viavi Solutions	Sep. 2019	US	2	132	9.7
Faurecia	Dec. 2019	US	1	278	6.3
Plasma	Dec. 2019	US	9	125	7.5
Whirlpool	Dec. 2019	US	6	2,924	9.0
FedEx	Dec. 2019	CN	2	20	6.5
NSA Industries	Dec. 2019	US	1	116	17.0
Viavi Solutions	Jan. 2020	US	1	46	9.7
CSTK	Feb. 2020	US	1	56	7.2

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Metal Technologies	Feb. 2020	US	1	31	12.2
Whirlpool	Feb. 2020	IT	2	29	3.4
Fedex	Mar. 2020	CN	1	2,195	17.3
Klaussner	Mar. 2020	US	4	196	9.2
Plasma	May 2020	US	6	78	8.7
Klaussner	Jun. 2020	US	1	261	17.3
NSA Industries	Jun. 2020	US	1	48	17.5
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	9.8
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	7.0
ZF Active Safety	Dec. 2020	US	1	216	10.8
FCA USA	Dec. 2020	US	1	997	7.5
Momentum Manufacturing Group	Apr. 2021	US	1	93	18.3
Cameron International	Apr. 2021	US	1	44	5.8
The McLaren Group	Apr. 2021	UK	3	841	18.3
Trafalgar Court	Sep. 2021	C.I.	1	114	7.8
Pilot Point Steel	Oct. 2021	US	2	166	13.8
Walmart Learning Center	Oct. 2021	US	1	90	5.8
Promess	Dec. 2021	US	3	68	14.0
Thetford Corporation	Dec. 2021	US & NETH	4	483	14.0
PFB Corporation	Dec. 2021	CAN & US	8	604	19.0
Executive Mailing Service	Apr. 2022	US	1	175	14.3
Caledonia House	May 2022	UK	1	67	10.8
Momentum Manufacturing Group	Jun. 2022	US	1	58	19.5

Total			309	39,227	8.0
______________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2022.

The following table details distribution of our portfolio by country/location as of December 31, 2022:

Country	Acquisition Period	Number of Properties	Square Feet (in thousands)	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
Canada	Dec. 2019 - Dec. 2021	7	372	0.9%	17.1
Channel Islands	Sept. 2021	1	114	0.3%	7.8
Finland	Nov. 2014 - Sep. 2015	5	1,457	3.7%	9.6
France	Dec. 2016 - Dec. 2020	7	1,399	3.6%	2.9
Germany	Jan. 2014 - Dec. 2016	5	1,584	4.0%	3.0
Italy	Feb. 2020	2	196	0.5%	9.2
Luxembourg	Dec. 2016	1	156	0.4%	3.9
Spain	Sep. 2020	1	29	0.1%	9.7
The Netherlands	Jul. 2014 - Dec. 2021	4	1,007	2.6%	6.3
United Kingdom	Oct. 2012 - Dec. 2022	47	4,913	12.5%	8.6
United States	Aug. 2013 - Dec. 2022	229	28,000	71.4%	8.3
Total		309	39,227	100.0%	8.0
_______________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2022.

The following table details the tenant industry distribution of our portfolio as of December 31, 2022:

Industry	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Square Feet (in thousands)	Square Feet as a Percentage of the Total Portfolio
Auto Manufacturing	16	$40,889	12%	4,237	11%
Financial Services	13	40,432	12%	3,126	8%
Consumer Goods	16	20,468	6%	4,544	12%
Healthcare	19	19,491	6%	1,000	3%
Technology	14	17,449	5%	987	3%
Freight	28	15,057	4%	1,494	4%
Aerospace	9	14,538	4%	1,416	4%
Government	15	14,331	4%	536	1%
Metal Processing	12	14,331	4%	2,472	6%
Logistics	6	14,036	4%	2,269	6%
Energy	28	11,446	3%	964	2%
Metal Fabrication	18	11,430	3%	1,524	4%
Pharmaceuticals	4	10,809	3%	476	1%
Engineering	1	10,704	3%	366	1%
Automotive Parts Supplier	5	9,665	3%	964	2%
Telecommunications	3	7,759	2%	599	2%
Discount Retail	22	7,366	2%	1,001	3%
Home Furnishings	5	5,977	2%	2,456	6%
Building Products	12	5,862	2%	760	2%
Retail Food Distribution	3	4,710	1%	1,128	3%
Publishing	1	4,070	1%	873	2%
Food Manufacturing	6	3,979	1%	598	2%
Specialty Retail	8	3,881	1%	486	1%
Other [2]	45	32,077	12%	4,951	11%
Total	309	$340,757	100%	$39,227	100%
________
[1] Annualized straight-line rent converted from local currency into USD as of December 31, 2022 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.07 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.74, as of December 31, 2022 for illustrative purposes, as applicable.
[2] Other includes 28 industry types as of December 31, 2022.

The following table details the geographic distribution, by U.S. state or country/location, of our portfolio as of December 31, 2022:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	229	$217,665	63.9%	28,001	71.5%
Michigan	29	52,938	15.5%	6,263	16.1%
Texas	35	24,336	7.1%	1,887	4.8%
Ohio	19	18,924	5.6%	4,405	11.2%
California	7	14,006	4.1%	1,226	3.1%
New Jersey	3	8,327	2.4%	349	0.9%
North Carolina	9	8,273	2.4%	2,657	6.8%
Tennessee	5	8,213	2.4%	1,125	2.9%
Indiana	9	7,031	2.1%	1,556	4.0%
Missouri	5	6,790	2.0%	656	1.7%
Illinois	9	6,337	1.9%	1,138	2.9%
Alabama	2	5,606	1.7%	257	0.7%
New York	4	5,391	1.6%	760	1.9%
South Carolina	6	5,104	1.5%	801	2.0%
Kentucky	4	4,228	1.2%	523	1.3%
Pennsylvania	7	4,079	1.2%	459	1.2%
Arkansas	1	2,973	0.9%	90	0.2%
Massachusetts	4	2,822	0.8%	250	0.6%
Minnesota	5	2,789	0.8%	266	0.7%
New Hampshire	4	2,779	0.8%	339	0.9%
Connecticut	1	2,742	0.8%	305	0.8%
Colorado	2	2,694	0.8%	87	0.2%
Kansas	7	2,118	0.6%	292	0.7%
Maine	2	1,969	0.6%	50	0.1%
Florida	4	1,878	0.6%	179	0.5%
Mississippi	2	1,580	0.5%	314	0.8%
Georgia	2	1,557	0.5%	492	1.3%
Vermont	3	1,236	0.4%	213	0.5%
Nebraska	5	1,150	0.3%	101	0.3%
Iowa	3	1,117	0.3%	236	0.6%
Louisiana	4	1,111	0.3%	112	0.3%
South Dakota	2	1,110	0.3%	54	0.1%
West Virginia	1	980	0.3%	104	0.3%
North Dakota	3	884	0.3%	47	0.1%
Oklahoma	8	699	0.2%	79	0.2%
Maryland	1	690	0.2%	120	0.3%
New Mexico	5	556	0.2%	46	0.1%
Wyoming	1	498	0.2%	37	0.1%
Montana	1	441	0.1%	58	0.2%
Idaho	1	441	0.1%	22	0.1%
Delaware	1	374	0.1%	10	—%
Nevada	1	344	0.1%	14	—%
Utah	1	315	0.1%	12	—%
Virginia	1	235	0.1%	10	—%
United Kingdom	47	59,000	17.4%	4,913	12.4%
Netherlands	4	15,616	4.6%	1,007	2.6%
Finland	5	13,500	4.0%	1,457	3.7%
Germany	5	10,113	3.0%	1,584	4.0%
France	7	7,583	2.2%	1,398	3.6%
Channel Islands	1	5,884	1.7%	114	0.3%
Luxembourg	1	5,714	1.7%	156	0.4%
Canada	7	3,064	0.9%	372	1.0%
Italy	2	2,240	0.6%	196	0.5%
Spain	1	378	—%	29	0.1%
Total	309	$340,757	100%	39,227	100%
____________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2022 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter on the properties we owned as of December 31, 2022:

(In thousands)	Future Minimum Base Rent Payments (1)
2023	$335,047
2024	321,006
2025	290,026
2026	267,292
2027	240,266
2028	216,113
2029	—
2030	—
2031	—
2032	—
Thereafter	977,924
Total	$2,647,674
_______
(1)Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)		(In thousands)
2023	20	$9,438	2.8%	824	2.1%
2024	31	36,315	10.7%	3,893	9.9%
2025	21	25,216	7.4%	2,906	7.4%
2026	18	27,036	7.9%	1,737	4.4%
2027	24	19,800	5.8%	1,567	4.0%
2028	42	34,988	10.3%	4,806	12.3%
2029	24	33,339	9.8%	4,141	10.6%
2030	21	30,209	8.9%	2,154	5.5%
2031	14	21,444	6.3%	3,857	9.8%
2032	32	25,697	7.5%	2,331	5.9%
Total	247	$263,482	77.4%	28,216	71.9%
________
(1)Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2022, we did not have any tenant whose rentable square footage or annualized straight-line rent represented greater than 10% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Significant Properties
As of December 31, 2022, we had one property, the McLaren property located in the United Kingdom, whose annualized rental income represented 5.0% of total portfolio annualized straight-line rent. We did not have any other properties whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Property Financings
See Note 4 — Mortgage Notes Payable, Net, Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2022 and 2021.
Item 3. Legal Proceedings.
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively the “Defendants”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleges that Blackwells and the other Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Defendants. The complaint seeks, among other things, to (i) declare that the proxy materials filed by Blackwells violate Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order Blackwells and the other Defendants to publicly correct their material misstatements or omissions, (iii) enjoin Blackwells and the other Defendants from publishing any soliciting materials until each of them files corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin Blackwells and the other Defendants from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleges that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells seeks to have considered at the Company’s 2023 annual meeting of stockholders. The complaint seeks, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells Onshore from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells Onshore’s nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells Onshore and require the Company to count votes cast in favor of any of the persons nominated by Blackwells Onshore, and (v) unspecified damages for purported breach of the bylaws. The Company intends to vigorously defend against the claims.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”) for the period commencing June 2, 2015, the date on which we listed shares of our Common Stock on the NYSE and ending December 31, 2022. The graph assumes an investment of $100 on June 2, 2015 with the reinvestment of dividends.

Holders
As of February 20, 2023, we had 103.8 million shares of Common Stock outstanding held by 1,305 stockholders of record.
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

For tax purposes, of the amounts distributed during the year ended December 31, 2022, 100.0%, or $1.60 per share per annum, represented a return of capital. During the year ended December 31, 2021, 63.5%, or $1.01 per share per annum, and 36.5%, or $0.58 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2020, 77.5%, or $1.34 per share per annum, and 22.5%, or $0.39 per share per annum, represented a return of capital and ordinary dividends, respectively.
Dividends paid during 2022 on the Series A Preferred Stock were considered 69.9% ordinary dividend income. All dividends paid on Series A Preferred Stock in 2021 and 2020 were considered 100% ordinary dividend income.
Dividends paid during 2022 on the Series B Preferred Stock were considered 69.9% ordinary dividend income. All dividends paid on Series B Preferred Stock in 2021 and 2020 were considered 100% ordinary dividend income.
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
Dividends to Common Stockholders
Historically, and through March 31, 2020, we paid dividends on our Common Stock at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. We have been paying dividends on our shares of common stock at that rate since the second quarter of 2020. Dividends have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
As of December 31, 2022, we owned 309 properties consisting of 39.2 million rentable square feet, which were 98.0% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of rental income on a straight-line basis as of December 31, 2022, 65% of our properties were located in the U.S. and Canada and 35% of our properties were located in Europe. In addition, our portfolio was comprised of 56% industrial/distribution properties, 41% office properties and 3% retail properties. These percentages are calculated using straight-line rent converted from local currency into USD as of December 31, 2022. The straight-line rent includes amounts for tenant concessions.
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
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has not significantly impacted our business. As of January 31, 2023, we had collected approximately 100% of the original cash rent due during each quarter in the year ended December 31, 2022. “Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Update on the Impacts of the COVID-19 Pandemic on Accounting Policies
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements on leases with several tenants. The Company did not enter any rent deferral agreements in 2021 or 2022.
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

Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2022, these leases had a weighted-average remaining lease term of 8.0 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2022 and 2021, our cumulative straight-line rents receivable in the consolidated balance sheets was $73.0 million, and $74.2 million, respectively. For the years ended December 31, 2022, 2021 and 2020, our revenue from tenants included the impact of unbilled rental revenue of $9.6 million, $5.7 million and $7.9 million, respectively, to adjust contractual rent to straight-line rent.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it is probable that we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules, we record uncollectible amounts as reductions in revenue form tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2022 and December 31, 2021 totaled and $0.7 million and $1.1 million respectively. The company did not record any uncollectible amounts as reductions of revenue during the year ended December 31, 2020.
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
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2022 and 2021. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022 and 2021, we did not have any properties designated as held for sale.

Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2022, 2021 and 2020 were asset acquisitions.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2022, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.

As a lessor of real estate, we have elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed as incurred.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
The Company is the lessee under certain land leases which were previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
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
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment in the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment, we determined that the goodwill was not impaired as of December 31, 2022.
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
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land and building improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
The amortization associated with our ROUs is recorded in property operating expenses on a straight-line basis over the terms of the leases.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive (loss) income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.
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
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2022 and 2021. Please see the “Results of Operations” section located on page 48 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results of operations for the year ended December 31, 2020 and year-to-year comparisons between 2021 and 2020.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $8.4 million for the year ended December 31, 2022, as compared to $8.7 million for the year ended December 31, 2021. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants was $378.9 million and $391.2 million for the years ended December 31, 2022 and 2021, respectively. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The decrease was primarily driven by the year-over-year change in foreign exchange rates and the impact of two items that impacted 2021 but not 2022; specifically, a $5.2 million receivable and an $8.8 million termination fee both recorded in revenue from tenants during the year ended December 31, 2021. These items that impacted the decrease in revenue from tenants year-over-year were partially offset by the full-year impact of our property acquisitions made during the year ended December 31, 2021 and the impact of our property acquisitions made during the year ended December 31, 2022.
The receivable recorded in 2021 was for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse. The termination fee recorded in 2021 was as a result of us entering into a termination agreement with a tenant.
During the year ended December 31, 2022 there were decreases of 10.6% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 11.6% in the Euro (“EUR”) to USD, when compared to the year ended December 31, 2021. On a constant currency basis, applying the average monthly currency rates for the year ended December 31, 2021, revenues would have been up by $15.4 million to $394.2 million.
Leasing Activity
During the year ended December 31, 2022, we executed 12 lease renewals and four tenant expansion projects totaling 3.8 million square feet and $154.0 million in net new straight-line rent over the new weighted-average remaining lease term. The overall changes in rental rates per square foot were not significant.
Property Operating Expenses
Property operating expenses were $32.9 million and $32.7 million for the years ended December 31, 2022 and 2021, respectively. These costs primarily consist of property insurance and real estate taxes, all of which are generally reimbursable by our tenants. The main exceptions for properties leased to the Government Services Administration (“GSA”) which do not require the tenant to reimburse the costs. The slight decrease was primarily due to decreases during the year ended December 31, 2022, of 10.6% in the average exchange rate for GBP to USD and 11.6% in the EUR to USD, when compared to last year.

Operating Fees to Related Parties
Operating fees paid to related parties were $40.1 million and $39.0 million for the years ended December 31, 2022 and 2021, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) plus a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the years ended December 31, 2022 and 2021 respectively. The increase to operating fees between the periods in part results from an increase of $0.8 million in the Variable Base Management Fee resulting from the incremental additional net proceeds generated from offerings of equity securities during 2021 and the year ended December 31, 2022. Operating fees to related parties are not impacted by changes in currency exchange rates.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K. During the years ended December 31, 2022 and 2021, property management fees were $7.6 million and $7.3 million, respectively. Included in property management fees for the years ended December 31, 2022 and 2021 are lease commission expenses of $0.6 million, and $0.2 million, respectively, which are being amortized over the terms of the related leases. Property management fees paid to our Property Manager are not impacted by changes in currency exchange rates. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Impairment Charges
During the year ended December 31, 2022, we recorded aggregate impairment charges of $21.6 million for three properties. For one of these properties, which was held for sale in the first quarter, we incurred an additional impairment for costs to sell the asset. The other two properties that were impaired during 2022 were both being marketed for sale. The impairment for the first property being marketed for sale occurred in the second quarter of 2022 and totaled $16.0 million. The impairment was based on a purchase and sale contract; however, the property did not meet the criteria for held for sale at that time. In the third quarter, this property met the criteria for held for sale and an additional impairment of $0.8 million was taken for costs to sell the asset. This property was sold in November 2022. The impairment charge for the second property being marketed for sale was recorded in the fourth quarter of 2022 and totaled $4.5 million, based on the agreed upon selling price of the asset.
The impairment charges recorded during the year ended December 31, 2021 of $17.5 million were recorded to adjust the carrying value of three properties to their estimated fair values based on the estimated selling prices of two of our assets; one located in Texas (sold in 2021) and one located in the United Kingdom, which we began marketing for sale in the fourth quarter of 2021which was subsequently sold. The impairments were recorded in the nine months ended September 30, 2021 and quarter ended December 31, 2021 in the amounts of $7.9 million and $9.6 million, respectively.
Acquisition, Transaction and Other Costs
We recognized $0.2 million and $0.1 million of acquisition, transaction and other costs during the years ended December 31, 2022 and 2021, respectively. Acquisition, transaction and other costs during both periods were due to costs for terminated acquisitions.
General and Administrative Expense
General and administrative expenses were $17.7 million and $17.2 million for the years ended December 31, 2022 and 2021, respectively, and primarily consist of professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance, and including expense reimbursements of approximately $1.1 million and $1.3 million, respectively, to the Advisor under the Advisory Agreement for the years ended December 31, 2022 and 2021, respectively. The overall increase in general and administrative expenses was also impacted by higher legal and other costs in the year ended December 31, 2022 of approximately $1.4 million, which were attributable to the proxy contest and related litigation with Blackwells described herein.
Equity-Based Compensation
During the years ended December 31, 2022 and 2021, we recognized equity-based compensation expense of $12.1 million and $11.0 million, respectively. In the prior year equity-based compensation consists of expense related to our 2018 OPP and 2021 OPP and amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and restricted stock units (“RSUs”) granted to our independent directors. In 2022, equity-based compensation does not include any impact associated with the 2018 OPP.

On June 2, 2021, the performance period under the 2018 OPP ended and all compensation expense related to the 2018 OPP had been fully recorded as of that date and, in May 2021, we began recording expense for the 2021 OPP. The expense recorded in 2022 includes the straight-line expense from the 2021 OPP. The expense recorded in 2021 includes the straight-line expense from the 2021 OPP (beginning in May 2021) and the 2018 OPP, which expired on June 2, 2021. The increase in equity-based compensation expense was due to the higher straight-line expense recorded for the 2021 OPP which resulted from the LTIP Units granted under the 2021 OPP having a higher fair value , as compared to 2018 OPP, the impact of additional amortization expense recorded for new grants of RSUs and Restricted Shares that occurred during the second quarter of 2022 and approximately $0.2 million of additional net amortization expense as a result of: 1) the accelerated vesting of restricted shares of one employee of the Advisor, and 2) the award of new restricted shares to former employees of the Advisor, working as consultants to the Advisor. For accounting purposes, the fair value of the newly issued restricted shares was fully expensed during the third quarter of 2022. For additional information, see Note 2 — Significant Accounting Policies and see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $154.0 million and $163.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily due to decreases in these expenses for properties owned outside of the U.S. resulting from declines of 10.6% in the average exchange rate for GBP to USD and 11.6% in the EUR to USD, when compared to 2021 and the impact of our dispositions since December 31, 2021. These decreases were partially offset by additional depreciation and amortization expense recorded as a result of the full-year impact of our property acquisitions made during the year ended December 31, 2021 and the impact of the property acquisitions made during the year ended December 31, 2022, as well as approximately $2.0 million of additional amortization expense recorded in 2021 for acquired lease intangibles related to certain leases that were terminated during 2021.
Gain (Loss) on Dispositions of Real Estate Investments
During the year ended December 31, 2022, we sold one property in the U.S., one property in the United Kingdom (“U.K.”) and one property in France for an aggregate contract sales price of approximately $56.0 million. The Company recorded an aggregate gain of $0.3 million on these sales.
During the year ended December 31, 2021, we sold one property located in Conroe, Texas, one property located in Houston, Texas, one property located in South Bend, Indiana and 18 properties located in Puerto Rico for a total contract sales price of $49.6 million. These dispositions resulted in an aggregate net gain of $1.5 million.
Interest Expense
Interest expense was $97.5 million and $94.3 million for the years ended December 31, 2022 and 2021, respectively. The increase primarily related to a higher weighted-average effective interest rate of our total debt in 2022, as well as, the additional incremental interest expense during 2022 on the £101.0 million ($122.2 million as of December 31, 2022) mortgage loan entered into in April 2021 to finance the acquisition of the global headquarters of the McLaren Group, and interest expense on the £28.0 million ($31.5 million as of September 22, 2022, the date the loan was repaid using Credit Facility funds) that funded in part, the acquisition of the Trafalgar Court property located in Guernsey, Channel Islands in September 2021 (see Note 4 — Mortgage Notes Payable, Net and Note 6 — Senior Notes, Net to our consolidated financial statements in this Annual Report on Form 10-K for additional details). The amount of our total gross debt outstanding was relatively consistent at $2.5 billion as of December 31, 2021 as compared to $2.4 billion as of December 31, 2022, and the weighted-average effective interest rate of our total debt was 3.4% as of December 31, 2021 and 4.0% as of December 31, 2022.
The increase in interest expense was lessened because of the impact of decreases during the year ended December 31, 2022 of 10.6% in the average exchange rate for GBP to USD and 11.6% in the EUR to USD when compared to the year ended December 31, 2021. As of the year ended December 31, 2022, approximately 23% of our total debt outstanding was denominated in EUR, 16% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD. As of December 31, 2021, approximately 30% of our total debt outstanding was denominated in EUR and 20% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2022, approximately 52% of our total debt outstanding was secured and 48% was unsecured, the latter including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment of Debt

The loss on extinguishment of debt of $2.0 million during the year ended December 31, 2022 primarily related to the early payoff of our mortgage loan that was secured by our properties located in France. There was no similar loss during the year ended December 31, 2021.
Foreign Currency and Interest Rate Impact on Operations
The gains on derivative instruments of $18.6 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD. For the year ended December 31, 2022, gains on derivative instruments consisted of unrealized gains of $9.4 million and realized gains of $9.2 million. For the year ended December 31, 2021, gains on derivative instruments consisted of unrealized gains of $6.3 million and realized losses of $0.5 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below).
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and, to a lesser extent, CAD against the USD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. Conversely, realized gains from derivatives would generally be lower from a weaker USD, and higher from a stronger USD. We maintain our hedging approach by consistently entering into new foreign exchange forwards for three year periods. Interest rate increases could increase the interest expense on our floating rate debt or any new debt and we are constantly evaluating the use of hedging strategies to mitigate this risk.
Unrealized Income (Loss) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded income of $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the year ended December 31, 2022. During the year ended December 31, 2021, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $11.0 million and $12.2 million for the years ended December 31, 2022 and 2021, respectively. The higher amount in 2021 was driven by a $1.9 million return to provision adjustment related to the filing of the UK 2020 tax return. For additional information, see Note 15 — Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K.
Preferred Stock Dividends
Our net loss was also impacted by dividends on our outstanding preferred stock. We paid Preferred Stock dividends of $20.4 million and $20.1 million during years ended December 31, 2022 and 2021, respectively. See the Dividends and Liquidity and Capital Resources sections below for more information on the payment of Preferred Stock dividends.
Cash Flows from Operating Activities
During the year ended December 31, 2022, net cash provided by operating activities was $181.8 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management, and interest payments on outstanding borrowings. Cash flows provided by operating activities during the year ended December 31, 2022 reflect net income of $12.0 million, adjusted for non-cash items of $191.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other, and impairments). In addition, operating cash flow was impacted by the receipt of a $9.0 million termination fee from a tenant, a decrease of $14.2 million in working capital items and lease incentive and commission payments of $6.3 million.

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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 of $16.5 million consisted of property acquisitions of $33.9 million and capital expenditures of $29.9 million, partially offset by proceeds from dispositions of $54.7 million.
Net cash used in investing activities during the year ended December 31, 2021 of $436.6 million was primarily driven by property acquisitions of $477.4 million and capital expenditures of $7.9 million, partially offset by proceeds from the disposition of real estate of $48.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $149.7 million during the year ended December 31, 2022 was a result of net payments on mortgage notes payable of $136.7 million, dividends paid to common stockholders of $166.8 million, dividends paid to holders of our Series A Preferred Stock, of $12.3 million, dividends paid to holders of our Series B Preferred Stock, of $8.0 million and distributions to non-controlling interest holders of $0.4 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $180.2 million, net proceeds from the issuance of Common Stock of $0.9 million and net proceeds from the issuance of Series B Preferred Stock of $4.7 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents includes the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of December 31, 2022 and 2021, we had cash and cash equivalents of $103.3 million and $89.7 million, respectively. See discussion above our how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facility, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $24.2 million as of December 31, 2022) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom.
Management expects that cash generated from operations, (see Consolidated Cash Flow Statements in our consolidated financial statements included in this Annual Report on Form 10-K) supplemented by our existing cash, will be sufficient to fund the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, as well as anticipated capital expenditures. During the year ended December 31, 2022, cash used to pay 96.9% of our dividends was generated from cash flows provided by operations.
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

Acquisitions and Dispositions — Year Ended December 31, 2022
During the year ended December 31, 2022, we acquired three properties for $33.9 million, including capitalized acquisition costs.
During the year ended December 31, 2022, we sold one property in the U.S. (sold in the third quarter of 2022), one property in the U.K. (sold in the second quarter of 2022) and one property in France (sold in the fourth quarter of 2022) for an aggregate contract sales price of $56.0 million. The property in the U.S. was not encumbered under any mortgage debt or part of the borrowing base under our Revolving Credit Facility and the property in the U.K. was previously encumbered by the United Kingdom Properties — Bulk Loan mortgage. The property in France was encumbered for approximately $31.5 million under our mortgage loan secured by our properties in France, which was fully repaid in the fourth quarter of 2022 (see below for more information). The net proceeds from the sale of these three properties was $54.7 million.
Acquisitions and Dispositions Subsequent to December 31, 2022
Subsequent to December 31, 2022, we acquired eight properties in the U.K. for an aggregate contract price of approximately $75.5 million. These acquisitions were funded with a £50.0 million draw (approximately $61.0 million on the acquisition date) on our Credit Facility, with the remainder paid with cash on hand. We did not dispose of any properties subsequent to December 31, 2022.
Subsequent to December 31, 2022, we signed non-binding letter of intent (“LOI”) to dispose of one property in the U.S. for a contract purchase price of $5.1 million. There can be no assurance we will complete this disposition on its contemplated terms, or at all. This property is currently encumbered under our Multi-Tenant Mortgage Loan I.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the year ended December 31, 2022, we sold 70,218 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $1.1 million, before nominal commissions and issuance costs were paid.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell sales of shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the year ended December 31, 2022, we sold 191,994 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.8 million before nominal commissions paid and issuance costs.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of December 31, 2022 and 2021, we had total gross debt outstanding of $2.4 billion and $2.5 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.0% and 3.4%, respectively. Approximately $249.5 million of our debt matures in 2023 (see Mortgage Notes Payable below for more information).
As of December 31, 2022, 70% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 3.8% per annum. As of December 31, 2022, 30% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 4.4% per annum (11% variable with a rate of 2.6% in 2021). The total gross carrying value of unencumbered assets as of December 31, 2022 was $2.1 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 56.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2022. See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of fair value of such debt as of December 31, 2022. As of December 31, 2022 the weighted-average maturity of our indebtedness was 3.9 years. We believe we have the ability to service our debt obligations as they come due.

Senior Notes
On December 16, 2020, we and the OP issued $500.0 million aggregate principal amount of 3.750% Senior Notes due 2027. As of December 31, 2022 and 2020, the amount of the Senior Notes outstanding totaled $493.1 million and $491.7 million, respectively, which is net of $6.9 million and $8.3 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2022, we had secured mortgage notes payable of $1.2 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020. All of our other mortgage loans require payment of interest-only with the principal due at maturity. The United Kingdom Properties - Bulk Loan matures in August 2023.
During the year ended December 31, 2022, approximately $136.7 million in aggregate principal was repaid on our mortgage notes payable, which included principal repayments on our United Kingdom Properties - Bulk Loan, the full repayment of our Trafalgar Court loan and the full repayment of the mortgage loan secured by our properties in France. The Company used cash on hand, funds received from the termination fee, borrowings under the Revolving Credit Facility and net proceeds from the sale of a property in France in the fourth quarter of 2022 (as noted above) to make the payments. Total principal of $249.5 million is due on our mortgages during 2023. This indebtedness maturing in calendar year 2023 bears interest at a weighted rate of 2.8% per annum. Interest rates have increased considerably in the last twelve months and may continue to increase. For example, the interest rate on borrowings under the Credit Facility increased 1.9% during the year ended December 31, 2022. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness.
Credit Facility
As of December 31, 2022, outstanding borrowings under the Revolving Credit Facility were $670.0 million. During the year ended December 31, 2022 the amounts drawn on the Revolving Credit Facility increased $444.4 million, partially due to conversion of the Term Loan to the Revolving Credit Facility (see below for additional information). As of December 31, 2022, approximately $89.0 million was available for future borrowings under the Revolving Credit Facility.
Specifically, on April 8, 2022, we amended and restated the Credit Facility, among other things, converting amounts outstanding under the Term Loan into amounts drawn under the Revolving Credit Facility which, following the amendment, now represents all amounts outstanding under the Credit Facility. In addition to converting the Term Loan, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans, $100.0 million of which can only be used for U.S. dollar denominated loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives us the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. We incurred approximately $10.1 million of deferred financing costs during the second quarter of 2022 related to the amendment and restatement. Also, on July 26, 2022, we further amended the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The amendment increases our flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the facility.
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
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflected a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2022, the Credit Facility had a weighted-average effective interest rate of 4.6% after giving effect to interest rate swaps in place.
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
Our Credit Facility requires us through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
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
Covenants
As of December 31, 2022, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2022, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant did not renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of our properties with a balance of $98.5 million as of December 31, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event by posting a $3.2 million letter of credit (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million or an aggregate of, $7.4 million. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of a DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement we can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter increased by $1.3 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022. The DSCR Sweep Trigger remained in place for the quarter ended December 31, 2022 and we intend to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $0.7 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and we expect to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as we restore compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
French Properties
During the fourth quarter of 2022, we repaid the full principal amount of a €70.0 million (approximately $72.3 million on the repayment date) mortgage loan secured by our properties located in France. A cash sweep event under this loan was triggered during the second and third quarters of 2021 and, as a result, a total of approximately $6.9 million of cash had been swept into a cash collateral account prior to repayment of the mortgage loan. All of the cash from the cash collateral account was used as part of the repayment of the remaining principal balance under this mortgage loan.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2022 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed an aggregate cap of $0.8 million, which has been met. The reserve will be held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses, including costs incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related litigation, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
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

	Year Ended December 31,
(In thousands)	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(8,363)	$(8,698)
Impairment charges	21,561	17,525
Depreciation and amortization	154,026	163,076
(Gain) loss on dispositions of real estate investments	(325)	(1,484)
FFO (as defined by NAREIT) attributable to common stockholders (1)	166,899	170,419
Acquisition, transaction and other costs	244	141
Loss on extinguishment of debt	2,040	—
Core FFO attributable to common stockholders (1)	169,183	170,560
Non-cash equity-based compensation	12,072	11,032
Non-cash portion of interest expense	9,494	9,878
Amortization related to above and below-market lease intangibles and right-of-use assets, net	1,303	242
Straight-line rent	(9,608)	(5,748)
Straight-line rent (rent deferral agreements) (2)	(159)	(1,689)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	(2,439)	—
Eliminate unrealized gains on foreign currency transactions (3)	(9,366)	(6,252)
Amortization of mortgage discounts	939	708
Reimbursement of financing costs from McLaren loan (4)	—	(5,234)
Expenses attributable to 2023 proxy contest and related litigation (5)	1,436	—
AFFO attributable to common stockholders (1)	$172,855	$173,497

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$166,899	$170,419
Core FFO attributable to common stockholders	$169,183	$170,560
AFFO attributable to common stockholders	$172,855	$173,497
_____
(1)FFO, Core FFO and AFFO for the year ended December 31, 2022 and 2021 includes income from a lease termination fee of $0.3 million and $8.8 million, respectively, which is recorded in Revenue from tenants in the consolidated statements of operations. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2022, the gain on derivative instruments was $18.6 million which consisted of unrealized gains of $9.4 million and realized gains of $9.2 million. For the year ended December 31, 2021, the gain on derivative instruments was $5.8 million which consisted of unrealized gains of $6.3 million and realized losses of $0.5 million.
(4)Amount represents a receivable recorded for financing costs we incurred in connection with the mortgage loan that financed the acquisition of the global headquarters of the McLaren Group that the McLaren Group is required to reimburse. For accounting purposes, the receivable for these reimbursable costs is included in prepaid expenses and other assets on the consolidated balance sheet and in revenue from tenants in the consolidated statements of operations since the receivable is considered to be earned revenue attributed to the prior year-to date period.
(5)Amount relates to costs incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related litigation. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
Dividends
The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements governing our indebtedness that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.

Historically, and through March 31, 2020, we paid dividends on our Common Stock at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, our board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. We have been paying dividends on our shares of common stock at that rate since the second quarter of 2020. Dividends authorized by our board of directors and declared by us have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Pursuant to the Credit Facility, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. We used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that they will do so again in the future. In the past, the lenders under our Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that they will do so again in the future.

The following table shows the sources for the payment of dividends to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock, and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022		December 31, 2022
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,566		$41,558		$42,056		$41,657		$166,837
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		3,081		12,324
Dividends to holders of Series B Preferred Stock	1,935		2,013		2,013		2,018		7,979
Distributions to holders of LTIP Units	100		100		100		100		400
Total dividends and distributions	$46,682		$46,752		$47,250		$46,856		$187,540

Source of dividend coverage:
Cash flows provided by operations	$46,682	100.0%	$44,074	94.3%	$47,250	100.0%	$22,220	47.4%	$181,820	(1)	96.9%
Available cash on hand	—	—%	2,678	5.7%	—	—%	24,636	52.6%	5,720	(1)	3.1%
Total sources of dividend and distribution coverage	$46,682	100.0%	$46,752	100.0%	$47,250	100.0%	$46,856	100.0%	$187,540		100.0%

Cash flows provided by operations (GAAP basis)	$61,813		$44,074		$53,713		$22,220		$181,820

Net income (loss) attributable to common stockholders (in accordance with GAAP)	$10,541		$(716)		$14,838		$(33,026)		$(8,363)
_____
(1) Year-to-date totals will not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates (see Note 8 — Derivatives and Hedging Activities to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion).
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 6.5%. To help mitigate the adverse impact of inflation, approximately 94.5% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of December 31, 2022, approximately 63.4%, based on straight line rent, are fixed-rate increase averaging 1.7%, 25.9% are based on the Consumer Price Index, subject to certain caps, 5.2% are based on other measures, and 5.5% do not contain any escalation provisions.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimated that the total fair value of our interest rate swaps, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value in the consolidated financial statements, which totaled $37.3 million and $0.3 million as of December 31, 2022, respectively (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
As of December 31, 2022, our total consolidated debt, which includes borrowings under the Credit Facility and secured mortgage financings, had a total carrying value of $2.4 billion, an estimated fair value of $2.3 billion and a weighted-average effective interest rate per annum of 4.0%. At December 31, 2022, a significant portion (approximately 70%) of our long-term debt either bore interest at fixed rates, or was swapped to a fixed rate.
The annual interest rates on our fixed-rate debt mortgage debt at December 31, 2022 ranged from 1.4% to 6.0% and the fixed interest rate on our Senior Notes is 3.75%. In the aggregate, these fixed rate instruments had a weighted-average interest rate of 3.8%.
The contractual annual interest rates on our variable-rate debt at December 31, 2022 ranged from 1.9% to 4.6% and had a weighted-average interest rate of 4.4%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and acquisition activity. In addition, our interest expense will vary based on movements in interest rates, including LIBOR rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents future principal payments based upon expected maturity dates of our debt obligations outstanding at December 31, 2022:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)	Total Debt
2023 (3)	$199,569	$49,891	$249,460
2024	314,053	15,846	329,899
2025	—	—	—
2026	—	669,968	669,968
2027	662,580	—	662,580
Thereafter	502,750	—	502,750
Total	$1,678,952	$735,705	$2,414,657
____________________
(1)Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.07 for EUR as of December 31, 2022, for illustrative purposes, as applicable.
(2)Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements.
(3)See Liquidity and Capital Resources - Mortgage Notes Payable section above for additional discussion of the implications of debt coming due in 2023.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2022 by an aggregate increase of $0.4 million or an aggregate decrease of $0.5 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2022 would increase or decrease by approximately $7.4 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe but also in Canada and as a result are subject to risk from the effects of exchange rate movements in the Euro, the GBP and the CAD which have affected and may continue to affect future costs and cash flows, in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces, but does not eliminate, our overall exposure to currency fluctuations. In addition, we have used and may continue to use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of the Euro, the GBP and the CAD (we receive more cash than we pay out). Our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency subject to any impacts from our hedging activity.
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2022, we did not have any foreign currency draws in excess of our net investments in our foreign subsidiaries (see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net asset position of $6.2 million at December 31, 2022 (see Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2022, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2023	$52,293	$72,746	$2,687	$127,726
2024	50,399	67,683	2,727	120,809
2025	44,402	57,103	2,767	104,272
2026	40,781	50,095	2,669	93,545
2027	27,296	46,926	2,611	76,833
Thereafter	92,168	397,355	35,571	525,094
Total	$307,339	$691,908	$49,032	$1,048,279
______
(1)Assumes exchange rates of £1.00 to $1.21 for GBP, €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2022, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	EUR	GBP	Total
2023	$59,225	$205,093	$264,318
2024	208,664	124,473	333,137
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total	$267,889	$329,566	$597,455
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2022, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (65%) and the remaining are in the United Kingdom (17%), The Netherlands (5%), Finland

(4%) and Germany (3%). No individual tenant accounted for more than 10% of our annualized rental income at December 31, 2022. Based on annualized rental income, at December 31, 2022, our directly owned real estate properties contain significant concentrations in the following asset types: office (41%), industrial/distribution (56%), and retail (3%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2022, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will either be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference or in an amendment to this Annual Report of Form 10-K filed no later than May 1, 2023.

Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-54 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 and for the years ended December 31, 2022 and 2021.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (27)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (1)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (2)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (41)	Second Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
4.1 (3)	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC.
4.2 (7)	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.3 (9)	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.4 (11)	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.5 (12)	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.6 (24)	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.7 (25)	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.8 (30)	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.9 (31)	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.10 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.11 (2)	Rights Agreement, dated April 9, 2020, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.12 (27)	Amendment to Rights Agreement, dated February 26, 2021, between Global Net Lease, Inc. and American Stock Transfer and Trust, LLC, as Rights Agent.
4.13 (4)	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes).
10.1 (3)	Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.2 (13)	First Amendment, to the Fourth Amended And Restated Advisory Agreement, dates as of August 14,2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.3 (14)	Second Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of November 6, 2018, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.

Exhibit No.	Description
10.4 (15)	Third Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6, 2020, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.5 (29)	Fourth Amendment to the Fourth Amended And Restated Advisory Agreement, dated as of May 6,2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., and Global Net Lease Advisors, LLC.
10.6 (5)
Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.), Global Net Lease Operating Partnership, L.P. (f/k/a American Realty Capital Global Operating Partnership, L.P.) and Global Net Lease Properties, LLC) (f/k/a American Realty Capital Global Properties, LLC).

10.7 (8)	Property Management and Leasing Agreement, dated as of October 27, 2017, among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.8 (8)
First Amendment, dated as of October 27, 2017, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.9 (10)
Second Amendment, dated as of February 27, 2018, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.10 (17)
Third Amendment, dated as of February 27, 2019, to the Property Management and Leasing Agreement, dated as of April 20, 2012, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Properties, LLC.

10.11 (6)	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.).
10.12 (8)	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender.
10.13 (8)	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.14 (8)	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc.
10.15 (16)	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.16 (29)	Form of Restricted Stock Unit Award Agreement.
10.17 (18)	First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC.

10.18 (17)
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

10.19 (18)
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

10.20 (20)	Amendment No. 2, dated as of June 21, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, and Ladenburg Thalmann & Co. Inc.

Exhibit No.	Description
10.21 (23)
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

10.22 (28)	Amendment No. 4, dated as of March 19, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc.
10.23 (33)	Amendment No. 5, dated as of November 5, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.24 (42)	Amendment No. 6, dated as of February 25, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.25 (43)	Amendment No. 7 dated as of August 5, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC.
10.26 (38)	Amendment No. 8, dated as of November 4, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC.
10.27 (19)	Property Management and Leasing Agreement, dated as of April 5, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.
10.28 (21)
First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.29 (19)
First Amendment, dated as of December 31, 2019, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.

10.30 (34)	Second Amendment, dated as of December 3, 2021, to First Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among the Global Net Lease Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank National Association, as agent.
10.31 (21)
First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.

10.32 (21)
First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto.

10.33 (22)	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender.
10.34 (22)	Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of KeyBank National Association, as lender.
10.35 (22)	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender.
10.36 (22)	Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee.
10.37 (22)	Property Management and Leasing Agreement, dated as of September 12, 2019 among the entities listed on Exhibit A attached thereto and Global Net Lease Properties, LLC.

Exhibit No.	Description
10.38 (25)
Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc.

10.39 (32)	Amendment No. 1, dated as of August 6, 2021, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.
10.40 (38)	Amendment No. 2, dated as of November 4, 2022, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc.

10.41 (19)	Form of Indemnification Agreement.
10.42 (26)	Form of Restricted Share Award Agreement.
10.43 (31)	Form of Award Agreement (Advisor Plan).
10.44 (39)	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.45 (40)	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc.
10.46 (30)	2021 Advisor Multi-Year Outperformance Award Agreement, dated as of June 3, 2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC.
10.47 (31)	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC.
10.48 (36)	Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.
10.49 (36)	Omnibus Amendment to Guaranty and Contribution Agreement, dated as of April 8, 2022, by Global Net Lease, Inc., ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto.
10.50 (35)	Stock Award Agreement, dated as of May 5, 2022, by and between Global Net Lease, Inc. and James Nelson.
10.51 (37)	First Amendment, dated as of July 26, 2022, to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
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
(35)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022.
(36)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2022.
(37)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 29, 2022.
(38)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 7, 2022.
(39)Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.
(40)Filed as Annex B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2021.
(41)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2022.
(42)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 25, 2022.
(43)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2022.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February, 2023.

GLOBAL NET LEASE, INC.
By:	/s/ James L. Nelson
James L. Nelson
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Non-Executive Chair of the Board of Directors, and Nominating and Corporate Governance Committee Chair	February 23, 2023
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director	February 23, 2023
Edward M. Weil, Jr.

/s/ James L. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2023
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director, Audit Committee Chair	February 23, 2023
M. Therese Antone

/s/ Edward G. Rendell	Independent Director, Compensation Committee Chair	February 23, 2023
Edward G. Rendell

/s/ Abby M. Wenzel	Independent Director	February 23, 2023
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocations for Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions with cash paid for acquired real estate investments, net of liabilities assumed, of $33.9 million during the year ended December 31, 2022. For acquired properties with leases classified as operating leases, management allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures, and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes, and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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
February 23, 2023

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate investments, at cost (Note 3):
Land	$494,101	$511,579
Buildings, fixtures and improvements	3,276,656	3,424,431
Construction in progress	26,717	6,975
Acquired intangible lease assets	689,275	748,363
Total real estate investments, at cost	4,486,749	4,691,348
Less accumulated depreciation and amortization	(891,479)	(810,686)
Total real estate investments, net	3,595,270	3,880,662
Cash and cash equivalents	103,335	89,668
Restricted cash	1,110	3,643
Derivative assets, at fair value (Note 8)	37,279	4,260
Unbilled straight-line rent	73,037	74,221
Operating lease right-of-use asset (Note 10)	49,166	52,851
Prepaid expenses and other assets	64,348	49,178
Due from related parties	464	—
Deferred tax assets	3,647	1,488
Goodwill and other intangible assets, net	21,362	22,060
Deferred financing costs, net	12,808	4,925
Total Assets	$3,961,826	$4,182,956

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,233,081	$1,430,915
Revolving credit facility (Note 5)	669,968	225,566
Term loan, net (Note 5)	—	278,554
Senior notes, net (Note 6)	493,122	491,735
Acquired intangible lease liabilities, net	24,550	29,345
Derivative liabilities, at fair value (Note 8)	328	4,259
Due to related parties	1,183	893
Accounts payable and accrued expenses	22,889	25,887
Operating lease liability (Note 10)	21,877	22,771
Prepaid rent	28,456	32,756
Deferred tax liability	7,264	8,254
Dividends payable	5,189	5,386
Total Liabilities	2,507,907	2,556,321
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2022 and 2021	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 and 4,503,893 shares issued and outstanding as of December 31, 2022 and 2021, respectively	47	45
Common stock, $0.01 par value, 250,000,000 shares authorized, 104,141,899 and 103,900,452 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,371	2,369
Additional paid-in capital	2,683,169	2,675,154
Accumulated other comprehensive income	1,147	15,546
Accumulated deficit	(1,247,781)	(1,072,462)
Total Stockholders’ Equity	1,439,021	1,620,720
Non-controlling interest	14,898	5,915
Total Equity	1,453,919	1,626,635
Total Liabilities and Equity	$3,961,826	$4,182,956

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue from tenants	$378,857	$391,228	$330,104

Expenses:
Property operating	32,877	32,746	32,372
Operating fees to related parties	40,122	39,048	35,801
Impairment charges	21,561	17,525	—
Acquisition, transaction and other costs	244	141	663
General and administrative	17,737	17,231	13,264
Equity-based compensation	12,072	11,032	10,065
Depreciation and amortization	154,026	163,076	138,543
Total expenses	278,639	280,799	230,708
Operating income before gain (loss) on dispositions of real estate investments	100,218	110,429	99,396
Gain (loss) on dispositions of real estate investments	325	1,484	(153)
Operating income	100,543	111,913	99,243
Other income (expense):
Interest expense	(97,510)	(94,345)	(71,804)
Loss on extinguishment of debt	(2,040)	—	(3,601)
Gain (loss) on derivative instruments	18,642	5,829	(2,341)
Unrealized income (loss) on undesignated foreign currency advances and other hedge ineffectiveness	2,439	—	(6,039)
Other income	981	121	289
Total other expense, net	(77,488)	(88,395)	(83,496)
Net income before income tax	23,055	23,518	15,747
Income tax expense	(11,032)	(12,152)	(4,969)
Net income	12,023	11,366	10,778
Preferred stock dividends	(20,386)	(20,064)	(18,553)
Net loss attributable to common stockholders	$(8,363)	$(8,698)	$(7,775)

Basic and Diluted Loss Per Common Share:
Net loss per share attributable to common stockholders — Basic	$(0.09)	$(0.20)	$(0.09)
Net loss per share attributable to common stockholders — Diluted	$(0.09)	$(0.20)	$(0.09)
Weighted average common shares outstanding:
Basic	103,686,395	98,283,892	89,473,554
Diluted	103,686,395	98,283,892	89,473,554

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$12,023	$11,366	$10,778

Other comprehensive income (loss)
Cumulative translation adjustment	(42,794)	(5,712)	(3,266)
Designated derivatives, fair value adjustments	28,395	13,185	(8,856)
Other comprehensive (loss) income	(14,399)	7,473	(12,122)

Comprehensive (loss) income	(2,376)	18,839	(1,344)

Preferred stock dividends	(20,386)	(20,064)	(18,553)

Comprehensive loss attributable to common stockholders	$(22,762)	$(1,225)	$(19,897)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2019	6,799,467	$68	3,450,000	$35	89,458,752	$2,225	$2,408,353	$20,195	$(733,245)	$1,697,631	$12,327	$1,709,958
Issuance of Common Stock, net	—	—	—	—	—	—	(345)	—	—	(345)	—	(345)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(125)	—	—	(125)	—	(125)
Issuance of Series B Preferred Stock, net	—	—	411,953	4	—	—	10,146	—	—	10,150	—	10,150
Dividends declared:
Common Stock, $1.73 per share	—	—	—	—	—	—	—	—	(155,086)	(155,086)	—	(155,086)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,325)	(12,325)	—	(12,325)
Series B Preferred Stock, $1.72 per share	—	—	—	—	—	—	—	—	(6,228)	(6,228)	—	(6,228)
Equity-based compensation	—	—	—	—	155,849	2	630	—	—	632	9,433	10,065
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(441)	(441)	—	(441)
Net income	—	—	—	—	—	—	—	—	10,778	10,778	—	10,778
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,266)	—	(3,266)	—	(3,266)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(8,856)	—	(8,856)	—	(8,856)
Balance, December 31, 2020	6,799,467	68	3,861,953	39	89,614,601	2,227	2,418,659	8,073	(896,547)	1,532,519	21,760	1,554,279
Issuance of Common Stock, net	—	—	—	—	11,935,349	119	213,925	—	—	214,044	—	214,044
Issuance of Series B Preferred Stock, net	—	—	641,940	6	—	—	15,872	—	—	15,878	—	15,878
Dividends declared:
Common Stock, $1.60 per share	—	—	—	—	—	—	—	—	(156,218)	(156,218)	—	(156,218)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	(7,740)	(7,740)	—	(7,740)
Redemption of OP Units	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	224,365	2	1,578	—	—	1,580	9,452	11,032
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(9,359)	—	(156)	—	—	(156)	—	(156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(10,999)	(10,999)	—	(10,999)
Net income	—	—	—	—	—	—	—	—	11,366	11,366	—	11,366
Cumulative translation adjustment	—	—	—	—	—	—	—	(5,712)	—	(5,712)	—	(5,712)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	13,185	—	13,185	—	13,185
Balance, December 31, 2021	6,799,467	68	4,503,893	45	103,900,452	2,369	2,675,154	15,546	(1,072,462)	1,620,720	5,915	1,626,635
Issuance of Common Stock, net	—	—	—	—	70,218	1	893	—	—	894	—	894
Issuance of Series B Preferred Stock, net	—	—	191,994	2	—	—	4,721	—	—	4,723	—	4,723
Dividends declared:
Common Stock, $1.60 per share	—	—	—	—	—	—	—	—	(166,556)	(166,556)	—	(166,556)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	(8,062)	(8,062)	—	(8,062)
Equity-based compensation, net of forfeitures	—	—	—	—	224,662	2	3,087	—	—	3,089	8,983	12,072
Common shares repurchased upon vesting of restricted stock	—	—	—	—	(53,433)	(1)	(686)	—	—	(687)	—	(687)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(400)	(400)	—	(400)
Net income	—	—	—	—	—	—	—		12,023	12,023	—	12,023
Cumulative translation adjustment	—	—	—	—	—	—	—	(42,794)	—	(42,794)	—	(42,794)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	28,395	—	28,395	—	28,395
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$12,023	$11,366	$10,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	96,188	94,083	80,466
Amortization of intangibles	57,838	68,993	58,077
Amortization of deferred financing costs	9,494	9,878	7,809
Amortization of mortgage discounts and premiums, net	939	708	13
Amortization of below-market lease liabilities	(3,531)	(4,358)	(3,444)
Amortization of above-market lease assets	3,990	3,656	3,372
Amortization related to right-of-use assets	844	944	863
Amortization of lease incentives and commissions	1,362	761	341
Bad debt expense	677	1,131	—
Unbilled straight-line rent	(9,608)	(5,748)	(7,937)
Termination fee - receipt (unbilled)	8,558	(8,753)	—
Equity-based compensation	12,072	11,032	10,065
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(9,366)	(6,252)	6,752
Unrealized (income) losses on undesignated foreign currency advances and other hedge ineffectiveness	(2,439)	—	6,039
Loss on extinguishment of debt	2,040	—	3,601
(Gain) loss on dispositions of real estate investments	(325)	(1,484)	153
Lease incentive and commission payments	(6,339)	(9,419)	(4,676)
Impairment charges and related lease intangible write-offs	21,561	17,525	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(4,361)	3,711	(6,275)
Deferred tax assets	(2,214)	879	2,074
Accounts payable and accrued expenses	(3,047)	(3,532)	8,399
Prepaid rent	(4,300)	11,275	4,245
Deferred tax liability	(236)	(3,903)	(2,818)
Taxes payable	—	—	(1,046)
Net cash, cash equivalents and restricted cash provided by operating activities	181,820	192,493	176,851
Cash flows from investing activities:
Investment in real estate and real estate related assets	(33,894)	(477,393)	(464,144)
Deposits for real estate investments	(7,379)	—	—
Capital expenditures	(29,942)	(7,924)	(6,383)
Proceeds from dispositions of real estate investments	54,678	48,747	—
Net cash, cash equivalents and restricted cash used in investing activities	(16,537)	(436,570)	(470,527)
Cash flows from financing activities:
Borrowings under revolving credit facilities	180,170	194,375	338,112
Repayments on revolving credit facilities	—	(78,437)	(428,715)
Proceeds from mortgage notes payable	—	137,567	163,607
Principal payments on mortgage notes payable	(136,700)	(71,433)	(117,586)
Payments on term loan	—	—	(136,702)
Proceeds from issuance of Senior Notes	—	—	500,000
Payments on early extinguishment of debt	(487)	—	(548)
Common shares repurchased upon vesting of restricted stock	(686)	(156)	—
Common Stock issuance proceeds (costs), net	894	214,044	(345)
Series A Preferred Stock issuance costs	—	—	(125)
Series B Preferred Stock issuance proceeds, net	4,723	15,878	10,150
Payments of financing costs	(10,116)	(6,467)	(14,238)
Dividends paid on Common Stock	(166,837)	(156,218)	(155,059)
Dividends paid on Series A Preferred Stock	(12,324)	(12,324)	(12,325)
Dividends paid on Series B Preferred Stock	(7,979)	(7,507)	(5,105)
Distributions to non-controlling interest holders	(400)	(10,999)	(441)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(149,742)	218,323	140,680
Net change in cash, cash equivalents and restricted cash	15,541	(25,754)	(152,996)
Effect of exchange rate changes on cash	(4,407)	(6,628)	4,402
Cash, cash equivalents and restricted cash at beginning of period	93,311	125,693	274,287
Cash, cash equivalents and restricted cash at end of period	$104,445	$93,311	$125,693

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents, end of period	$103,335	$89,668	$124,245
Restricted cash, end of period	1,110	3,643	1,448
Cash, cash equivalents and restricted cash, end of period	$104,445	$93,311	$125,693

Supplemental Disclosures:
Cash paid for interest	$87,362	$82,151	$66,861
Cash paid for income taxes	13,740	16,758	5,460
Non-Cash Activity:
Term Loan converted to Revolving Credit Facility	$268,511	$—	$—
Loss on extinguishment of debt	$1,553	$—	$3,053
Assumed mortgage used to acquire real estate	$—	$38,562	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
As of December 31, 2022, the Company owned 309 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 39.2 million rentable square feet, which were 98% leased, with a weighted-average remaining lease term of 8.0 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2022, approximately 65% of the Company’s properties were located in the U.S. and Canada and approximately 35% were located in Europe. In addition, the Company’s portfolio was comprised of 56% industrial/distribution properties, 41% office properties and 3% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2022. The straight-line rent includes amounts for tenant concessions.
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
“Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of- default.
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
December 31, 2022
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
The Company concluded that the errors noted above were not material for any prior quarterly periods presented and adjusted the amounts on a cumulative basis in the fourth quarter of 2020.
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic has had on the economy did impact the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements in 2020 on leases with several tenants. The Company did not enter into any rent deferral agreements in 2021 or 2022.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of December 31, 2022, these leases had a weighted-average remaining lease term of 8.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2022 and 2021, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $73.0 million and $74.2 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company’s revenue from tenants included impacts of unbilled rental revenue of $9.6 million, $5.7 million and $7.9 million, respectively, to adjust contractual rent to straight-line rent.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2022. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2023	$335,047
2024	321,006
2025	290,026
2026	267,292
2027	240,266
Thereafter	1,194,037
Total	$2,647,674
(1) Assumes exchange rates of £1.00 to $1.21 for British Pounds Sterling (“GBP”), €1.00 to $1.07 for Euro (“EUR”) and $1.00 Canadian Dollar (“CAD”) to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
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
In accordance with the lease accounting rules, the Company records uncollectible amounts as reductions in revenue from tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2022 and December 31, 2021 totaled $0.7 million and $1.1 million respectively. The company did not record any uncollectible amounts as reductions of revenue during the year ended December 31, 2020.
On September 3, 2021, the Company entered into a lease termination agreement with one of its tenants which required the tenant to pay the Company a termination fee of approximately £6.7 million ($9.0 million based on the exchange rate as of the end of the lease term on January 4, 2022). This payment was received in January 2022, however it was recorded in revenue from tenants evenly over the period from September 3, 2021 through the end of the lease term, and as a result, the Company recorded approximately £0.2 million (approximately ($0.3 million) in revenue from tenants during the three months ended March 31, 2022. The Company recorded $6.5 million and $8.8 million in revenue from tenants during the three months and year ended December 31, 2021, respectively. The termination fee was recorded in unbilled straight-line rent on the Company’s consolidated balance sheet as of December 31, 2021.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022 and 2021, the Company did not have any properties classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2022, 2021 and 2020 were asset acquisitions.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2022, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
The Company is the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land and building improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The amortization associated with the Company’s ROUs is recorded in property operating expenses on a straight-line basis over the terms of the leases.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $103.3 million at December 31, 2022, of which $40.6 million, $19.1 million and $32.3 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2021, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $89.7 million, of which $28.0 million, $31.7 million and $20.5 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $1.1 million and $3.6 million as of December 31, 2022 and 2021, respectively.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment during the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the Company’s assessment, it determined that the goodwill was not impaired as of December 31, 2022.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive (loss) income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
December 31, 2022
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
The Company owns and invests in commercial properties, principally in the U.S., United Kingdom, and continental Europe, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 309 properties totaling approximately 39.2 million square feet substantially all of which were net leased to 138 tenants, with an occupancy rate of 98%.
The Company evaluates its results from operations in one reportable segment by its local currency. Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2022. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenue from tenants:
United States (1)	$234,363	$233,394	$216,260
United Kingdom	78,403	89,455	51,178
Europe	62,852	67,618	61,944
Canada	3,239	761	722
Total	$378,857	$391,228	$330,104
______
(1) Includes Puerto Rico properties through their disposition in November 2021.

	As of December 31,
(In thousands)	2022	2021
Investments in real estate:
United States	$2,998,185	$2,984,423
United Kingdom	839,692	934,284
Europe	610,363	731,565
Canada	38,509	41,076
Total	$4,486,749	$4,691,348

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Pending Adoption as of December 31, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2022, 2021 and 2020, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions in these periods were considered asset acquisitions for accounting purposes.

	Year Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020
Real estate investments, at cost:
Land	$4,176	$62,491	$53,701
Buildings, fixtures and improvements	25,938	397,659	364,511
Total tangible assets	30,114	460,150	418,212
Acquired intangible lease assets:
In-place leases	4,010	51,700	45,723
Above-market lease assets	—	5,728	156
Below-market lease liabilities	(230)	(1,623)	(4,969)
Total intangible assets	3,780	55,805	40,910
ROU asset	—	—	5,022
Mortgage note payable	—	(38,562)	—
Cash paid for acquired real estate investments	$33,894	$477,393	$464,144
Number of properties purchased (1)	3	25	28
(1) Amount in 2021 includes one parking lot purchased adjacent to a previously purchased property.
The following table summarizes the acquisition by property type during the years ended December 31, 2022, 2021 and 2020:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2022:
Office	1	66,626
Industrial	2	232,600
Distribution	—	—
Retail	—	—
	3	299,226
Properties Acquired in 2021:
Office	2	204
Industrial	22	2,268
Distribution (1)	1	—
Retail	—	—
	25	2,472
Properties Acquired in 2020:
Office	11	390
Industrial	13	3,569
Distribution	4	1,599
Retail	—	—
	28	5,558
(1) Represents a parking lot purchased adjacent to a previously purchased property.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
During the year ended December 31, 2022, the Company wrote off certain intangibles related to properties that were evaluated for impairments. The Company also wrote off certain lease intangibles related to one of the properties that was sold in 2022. During the year ended December 31, 2021, the Company wrote off certain lease intangibles related to terminated leases (see the “Intangible Lease Assets and Lease Liabilities” section below). The Company did not record any impairments to its intangible assets associated with its real estate investments during the year ended December 31, 2020.
Dispositions
During the year ended December 31, 2022, the Company sold one property in the U.S., one property in the United Kingdom (“U.K.”) and one property in France for an aggregate contract sales price of approximately $56.0 million for all three properties sold. As a result, the Company recorded an aggregate gain of $0.3 million during the year ended December 31, 2022.
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
During the year ended December 31, 2020, the Company did not sell any properties.
The following table summarizes the aforementioned properties sold in 2022 and 2021:

Portfolio	Country/State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2022:
Bradford & Bingley	UK	May 6, 2022	1	120,618
Axon	Texas	July 25, 2022	1	26,400
Sagemcom	France	November 30, 2022	1	265,309
			3	412,327
Properties Sold in 2021:
Axon	Texas	October 22, 2021	1	126,114
Encanto	Puerto Rico	November 23, 2021	18	65,262
C&J Energy	Texas	December 10, 2021	1	96,149
Beacon Health	Indiana	December 10, 2021	1	49,712
			21	337,237
Impairment Charges
During the year ended December 31, 2022, the Company recorded aggregate impairment charges of $21.6 million for three properties, which are recorded in the Company’s consolidated statement of operations for the year ended December 31, 2022. For one of these properties, which was held for sale in the first quarter, the Company incurred an additional impairment for costs to sell the asset. The other two properties that were impaired during 2022 were both being marketed for sale. The impairment for the first property being marketed for sale occurred in the second quarter of 2022 and totaled $16.0 million. The impairment was based on a purchase and sale contract; however, the property did not meet the criteria for held for sale at that time. In the third quarter, this property met the criteria for held for sale and an additional impairment of $0.8 million was taken for costs to sell the asset. This property was sold in November 2022. The impairment charge for the second property being marketed for sale was recorded in the fourth quarter of 2022 and totaled $4.5 million, based on the agreed upon selling price of the asset.
The impairment charges recorded during the year ended December 31, 2021 of $17.5 million were recorded to adjust the carrying value of three properties to their estimated fair values based on the estimated selling prices of two of our assets; one located in Texas (sold in 2021) and one located in the United Kingdom, which we began marketing for sale in the fourth quarter

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
of 2021, (sold in the second quarter of 2022). The impairments were recorded in the nine months ended September 30, 2021 and quarter ended December 31, 2021 in the amounts of $7.9 million and $9.6 million, respectively.
There were no impairment charges recorded during the year ended December 31, 2020.
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. As of December 31, 2022 and 2021 the Company did not have any assets held for sale.
Intangible Lease Assets and Lease Liabilities
The Company recorded impairment charges of $0.5 million to its in-place intangible assets and $0.2 million to its below-market lease intangible liabilities, both associated with a real estate investment that it sold during the year ended December 31, 2022. During the year ended December 31, 2021, the Company terminated some leases with certain tenants and, as a result, the amortization of approximately $2.0 million of in-place lease intangibles related to this leases was accelerated. This amount is recorded in depreciation and amortization in the Company’s consolidated statements of operations for the year ended December 31, 2021. The Company did not record any impairment charges to its intangible assets associated with its real estate investments during the year ended December 31, 2020.
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$654,108	$367,315	$286,793	$710,159	$358,587	$351,572
Above-market leases	35,167	22,194	12,973	38,204	20,213	17,991
Total acquired intangible lease assets	$689,275	$389,509	$299,766	$748,363	$378,800	$369,563
Intangible liabilities:
Below-market leases	$42,745	$18,195	$24,550	$48,797	$19,452	$29,345
Total acquired intangible lease liabilities	$42,745	$18,195	$24,550	$48,797	$19,452	$29,345
Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2022 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2023	2024	2025	2026	2027
In-place leases	6.6	$50,070	$41,800	$32,229	$26,278	$22,571
Total to be included as an increase to depreciation and amortization		$50,070	$41,800	$32,229	$26,278	$22,571

Above-market lease assets	3.8	$3,715	$2,812	$1,577	$1,110	$1,065
Below-market lease liabilities	9.7	(3,241)	(3,053)	(2,723)	(2,200)	(2,040)
Total to be included as an increase (decrease) to revenue from tenants		$474	$(241)	$(1,146)	$(1,090)	$(975)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2022 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2022. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31, 2022, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2022, 2021 and 2020.

	December 31,
Country / U.S. State	2022	2021	2020
United States	63.9%	59.2%	63.2%
Michigan	15.5%	14.5%	15.3%
United Kingdom	17.4%	21.5%	16.8%
Note 4 — Mortgage Notes Payable, Net
Mortgage notes payable, net as of December 31, 2022 and 2021 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2022	December 31, 2021				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$79,232	$83,940	1.9%	(2)	Fixed/Variable	Feb. 2024

France:	French Properties	—	—	79,403	2.5%	(3)	Fixed/Variable	May 2025

Germany	Germany Properties	5	55,140	58,417	2.8%	(4)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	128,485	136,120	1.4%		Fixed	Jun. 2024
	Total EUR denominated	13	262,857	357,880

United Kingdom:	McLaren	3	122,182	136,471	6.0%		Fixed	Apr. 2024
	Trafalgar Court	—	—	37,834	2.0%		Variable	Sep. 2022
	United Kingdom Properties - Bulk Loan	41	194,320	252,352	2.8%	(5)	Fixed/Variable	Aug. 2023
	Total GBP denominated	44	316,502	426,657

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	111	1,244,689	1,449,867	3.7%
	Mortgage discount		(1,207)	(2,374)	—
	Deferred financing costs, net of accumulated amortization (7)		(10,401)	(16,578)	—
	Mortgage notes payable, net	111	$1,233,081	$1,430,915	3.7%
__________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of December 31, 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(3)Prior to repaying this loan in full in the fourth quarter of 2022, interest was 90% fixed as a result of a “pay-fixed” interest rate swap agreement and 10% variable. Variable portion was approximately 2.3% plus 3-month Euribor.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of December 31, 2022
(5)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus daily SONIA as of January 25, 2022 rate in effect as of December 31, 2022. This loan requires principal repayments which began in October 2020 based on amounts specified under the loan.
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

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2022:

(In thousands)	Future Principal Payments (1)
2023	$249,460
2024	329,899
2025	—
2026	—
2027	162,580
Thereafter	502,750
Total	$1,244,689
______
(1)Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.07 for EUR as of December 31, 2022 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of December 31, 2022 was $2.1 billion, and approximately $1.3 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2022, the Company was in compliance with all financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant did not renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of December 31, 2022. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event by posting a $3.2 million letter of credit (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, or an aggregate of $7.4 million. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender has notified the borrower entities of the occurrence of a DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement the Company can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is thereafter recalculated and increased (but never

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter increased by $1.3 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022. The DSCR Sweep Trigger remained in place for the quarter ended December 31, 2022 and the Company intend to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $0.7 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and the Company expects to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as the Company restores compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
French Properties
During the fourth quarter of 2022, the Company repaid the full principal amount of a €70.0 million (approximately $72.3 million on the repayment date) mortgage loan secured by its properties located in France. A cash sweep event under this loan was triggered during the second and third quarters of 2021 and, as a result, a total of approximately $6.9 million of cash had been swept into a cash collateral account prior to repayment of the mortgage loan. All of the cash from the cash collateral account was used as part of the repayment of the remaining principal balance under this mortgage loan in the fourth quarter of 2022.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2022 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account no to exceed an aggregate cap of $0.8 million, which has been met. This reserve is being held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
McLaren Loan
In April 2021, the Company partially funded its acquisition of the McLaren properties with a loan secured by a mortgage in the amount of £101.0 million ($122.2 million as of December 31, 2022). The maturity date of the loan is April 23, 2024 and it bears interest at 6.0% per annum. The loan is interest-only with the principal due at maturity. The Company recorded a discount of approximately $3.1 million related to this mortgage.
Trafalgar Court Loan
In September 2021, the Company assumed a £28.0 million ($38.6 million as of the date assumed of September 2, 2021) mortgage in connection with its acquisition of the Trafalgar Court property located in Guernsey, Channel Islands. The loan matured and was repaid on September 22, 2022 and bore interest at a rate of GBP LIBOR plus 2.0% per year through October 20, 2021. The rate changed to the Sterling Overnight Index Average plus 2.0% after October 20, 2021, continuing through the maturity date of the loan. The loan was interest-only with the principal due at maturity.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
French Refinancing
On May 14, 2020, the Company, through certain of its subsidiaries, entered into a loan agreement with HSBC France (“HSBC”) and borrowed €70.0 million ($75.6 million based on the exchange rate on that date) secured by seven properties the Company owned in France at that time. As a result of the refinancing of this loan, the Company terminated interest rate swap agreements related to these borrowings and incurred additional costs, resulting in an aggregate total of $0.3 million of expenses recorded for these items in loss on extinguishment of debt in the Company’s consolidated statement of operations (see Note 8 — Derivatives and Hedging Activities for additional details on the swap terminations). This loan was repaid in full in the fourth quarter of 2022.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of December 31, 2022 and 2021 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Facility”). On April 8, 2022, the Company, KeyBank and the other lender parties thereto amended and restated the Credit Facility.
Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The amount previously outstanding under the senior unsecured term loan facility (the “Term Loan”) was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives the Company the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Company incurred approximately $10.1 million of deferred financing costs during the year ended December 31, 2022 related to the April 2022 amendment and restatement of the facility.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2022					December 31, 2021
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$669,968	$287,000	£57,000	€267,075	$38,000	$225,566	$167,000	£17,000	€5,000	$38,000

Term Loan (3)	—	—	—	—	—	280,266	—	—	247,075	—
Deferred financing costs	—	—	—	—	—	(1,712)	—	—	—	—
Term Loan, Net	—	—	—	—	—	278,554	—	—	247,075	—
Total Credit Facility	$669,968	$287,000	£57,000	€267,075	$38,000	$504,120	$167,000	£17,000	€252,075	$38,000
(1)Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.07 for EUR as of December 31, 2022 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.23 for EUR as of December 31, 2021 for illustrative purposes, as applicable.
Credit Facility - Terms
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads (see below). For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2022, the Credit Facility had a weighted-average effective interest rate of 4.6% after giving effect to interest rate swaps in place.
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
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base. As of December 31, 2022, approximately $89.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, Euros (“EUR”), Canadian Dollars, British Pounds Sterling (“GBP”) or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
December 31, 2022
Company’s board of directors and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027. In connection with the closing of the offering of the Senior Notes, the Issuers and the subsidiaries of the Issuers that guarantee the Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). As of December 31, 2022 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $493.1 million, which is net of $6.9 million of deferred financing costs. As of December 31, 2021 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $491.7 million, which is net of $8.3 million of deferred financing costs.
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
The Indenture contains customary events of default which could, subject to certain conditions, cause the Senior Notes to become immediately due and payable. As of December 31, 2022 the Issuers are in compliance with the covenants.
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
December 31, 2022
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$6,174	$—	$6,174
Interest rate swaps, net (USD, GBP & EUR)	$—	$30,777	$—	$30,777
December 31, 2021
Foreign currency forwards, net (GBP & EUR)	$—	$1,702	$—	$1,702
Interest rate swaps, net (USD, GBP & EUR)	$—	$(1,701)	$—	$(1,701)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of December 31, 2022 and 2021 were $1.2 billion and $1.4 billion, respectively. The fair value of gross mortgage notes payable as of December 31, 2022 was $1.2 billion based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy. The fair value of gross mortgage notes payable as of December 31, 2021 approximated their fair value.
•As of December 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $670.0 million and a fair value of $672.6 million. As of December 31, 2021 the advances to the Company under the Revolving Credit Facility had a carrying value of $225.6 million and a fair value of $225.0 million.
•As of December 31, 2021 the Company’s Term Loan had a gross carrying value of $280.3 million and a fair value of $279.3 million.
•As of December 31, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $417.9 million. As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $489.1 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021:

		December 31,
(In thousands)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(636)
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	4,200	332
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(1,105)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	19,347	598
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	—	(536)
Total		$23,547	$(1,347)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$4,091	$1,366
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(29)	(1,239)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	2,411	1,678
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(299)	(103)
Interest rate swaps (EUR)	Derivative assets, at fair value	7,230	286
Interest rate swaps (USD)	Derivative liabilities, at fair value	—	(640)
Total		$13,404	$1,348
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the second quarter of 2022 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a gain of $2.4 million in the three months ended June 30, 2022 and is recorded in unrealized income on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated income statement for the year ended December 31, 2022. During the next 12 months ending December 31, 2023, the Company estimates that an additional $13.5 million will be reclassified from other comprehensive income as an increase to interest expense.
Additionally, during the year ended December 31, 2020, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $0.3 million for the year ended December 31, 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2022		2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	45	$229,752	49	$298,163
Interest rate “pay-fixed” swaps (EUR) (1)	16	343,055	14	476,874
Interest rate “pay-fixed” swaps (USD)	—	—	1	75,000
Total	61	$572,807	64	$850,037
_____
(1) The Company entered into four additional interest rate swaps for a notional amount of approximately €250 million ($267.7 million as of December 31, 2022) in July 2022 to replace existing swaps set to expire, which are not yet effective until August 1, 2024 and therefore, are not included in the notional amount in the table above.
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
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable secured by the Company’s properties located in Finland during the first quarter of 2019), the Company terminated five interest rate swaps with an aggregate notional amount of €57.4 million for a payment of approximately $0.8 million. Following these terminations, $0.7 million was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the original EUR hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.3 million was recorded as an increase to interest expense for the year ended December 31, 2020. As of December 31, 2020, there was no balance remaining in AOCI related to these terminations.
In connection with a multi-property loan which refinanced all of the Company’s mortgage notes payable denominated in GBP during the third quarter of 2018, the Company terminated 15 interest rate swaps with an aggregate notional amount of £208.8 million and one floor with a notional amount of £28.1 million. Following these terminations, the amount relating to GBP borrowings still outstanding of approximately $1.2 million was recorded in AOCI and was recorded as an adjustment to interest expense over the term of the original GBP hedges and respective borrowings. Of the amount recorded in AOCI following these terminations, $0.3 million was recorded as an increase to interest expense for the year ended December 31, 2020. As of December 31, 2020, there was no balance remaining in AOCI related to these terminations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amount of gain (loss) recognized in AOCI from derivatives	$27,896	$6,228	$(14,151)
Amount of loss reclassified from AOCI into income as interest expense	$(5)	$(6,980)	$(5,646)
Amount of loss recognized on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$(270)
Total interest expense recorded in the consolidated statements of operations	$97,510	$94,345	$71,804
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2022 and 2021 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2022 and 2021, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign-currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the year ended December 31, 2020, the Company recorded losses of $6.0 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. There were no undesignated excess positions at any time during the years ended December 31, 2022 and 2021.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $18.6 million, a gain of $5.8 million and a loss of $2.1 million on the non-designated hedges for the years ended December 31, 2022, 2021 and 2020, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2022		December 31, 2021
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	30	$53,833	38	$64,182
Foreign currency forwards (EUR - USD)	39	50,323	48	46,507
Interest rate swaps (EUR)	3	149,418	8	116,327
Interest rate swaps (USD)	—	—	2	75,000
Total	72	$253,574	96	$302,016
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022 and 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2022	$37,279	$(328)	$—	$36,951	$—	$—	$36,951
December 31, 2021	$4,260	$(4,259)	$—	$1	$—	$—	$1
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
As of December 31, 2022, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of December 31, 2022 and 2021, the Company had 104,141,899 and 103,900,452, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding RSUs and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future.
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
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement having an aggregate offering price of up to $285.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering price up to $500.0 million.
•During the year ended December 31, 2022, the Company sold 70,218 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $1.1 million, before nominal commissions and issuance costs were paid.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its Series Preferred Stock as of December 31, 2022 and 2021. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2022 and 2021.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its Series B Preferred Stock as of December 31, 2022 and 2021. The Company had 4,695,887 and 4,503,893 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2022 and 2021, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of December 31, 2022. No shares of Series C Preferred Stock were authorized as of December 31, 2019 and no shares of Series C Preferred Stock were issued and outstanding as of December 31, 2022 and 2021.
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may sell sales of shares of Series B Preferred Stock from time to time through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement having an aggregate offering price of up to $170.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering price up to $200.0 million.
•During the year ended December 31, 2022, the Company sold 191,994 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.8 million before nominal commissions paid and issuance costs.
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
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after September 12, 2022, at any time and from time to time, the Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2022. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations.
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
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2022. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations.
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
Dividends
Common Stock Dividends
Historically, and through March 31, 2020, the Company paid dividends at an annualized rate of $2.13 per share or $0.5325 per share on a quarterly basis. In March 2020, the Company’s board of directors approved a change in the dividend to an annual rate of $1.60 per share or $0.40 per share on a quarterly basis, which became effective in the second quarter of 2020 with the Company’s April 1, 2020 dividend declaration. The Company has been paying dividends on its shares of common stock at that rate since the second quarter of 2020.
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
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2022		2021		2020
Return of capital	$1.60	100.0%	$1.01	63.5%	$1.34	77.5%
Ordinary dividend income	—	—%	0.58	36.5%	0.39	22.5%
Total	$1.60	100.0%	$1.59	100.0%	$1.73	100.0%
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors. Dividends paid during 2022 on the Series A Preferred Stock were considered 69.9% ordinary dividend income and all dividends paid during 2021 and 2020 on the Series A Preferred Stock were considered 100% ordinary dividend income.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Company’s board of directors. Dividends paid during 2022 on the Series B Preferred Stock were considered 69.9% ordinary dividend income and all dividends paid during 2021 and 2020 on the Series B Preferred Stock were considered 100% ordinary dividend income.

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
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under nine ground leases associated with certain properties, with lease durations ranging from 13 to 94 years as of December 31, 2022.
As of December 31, 2022 and 2021, the Company’s balance sheet includes ROU assets of $49.2 million and $52.9 million, respectively, and operating lease liabilities of $21.9 million and $22.8 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 30.7 years and a weighted-average discount rate of 4.4% as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company paid cash of approximately $1.3 million, $1.4 million and $1.5 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $1.3 million, $1.4 million and $1.4 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations.
The following table reflects the base cash rental payments due from the Company as of December 31, 2022:

(In thousands)	Future Base Rent Payments (1)
2023	$1,324
2024	1,329
2025	1,333
2026	1,334
2027	1,335
Thereafter	34,454
Total minimum lease payments (2)	41,109
Less: Effects of discounting	(19,232)
Total present value of lease payments	$21,877
(1) Assumes exchange rates of £1.00 to $1.21 for GBP and €1.00 to $1.07 for EUR as of December 31, 2022 for illustrative purposes, as applicable.
(2) Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Litigation and Regulatory Matters
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively the “Defendants”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleges that Blackwells and the other Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Defendants. The complaint seeks, among other things, to (i) declare that the proxy materials filed by Blackwells violate Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order Blackwells and the other Defendants to publicly correct their material misstatements or omissions, (iii) enjoin Blackwells and the other Defendants from publishing any soliciting materials until each of them files corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin Blackwells and the other Defendants from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleges that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells seeks to have considered at the Company’s 2023 annual meeting of stockholders. The complaint seeks, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells Onshore from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells Onshore’s nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells Onshore and require the Company to count votes cast in favor of any of the persons nominated by Blackwells Onshore, and (v) unspecified damages for purported breach of the bylaws. The Company intends to vigorously defend against the claims.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of December 31, 2022 and 2021, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of December 31, 2022 the Company had $0.5 million of receivables from the Advisor or its affiliates and as of December 31, 2021, the Company did not have any receivables from the Advisor or its affiliates. As of December 31, 2022 and 2021, the Company had $1.2 million and $0.9 million, respectively, of payables to the Advisor or its affiliates.
As of December 31, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of December 31, 2022, 2021 and 2020.
The Company paid $0.4 million, $11.0 million and $0.4 million in distributions to the Advisor as the sole holder of LTIP Units (as defined in Note 13 — Equity-Based Compensation) during the years ended December 31, 2022, 2021 and 2020, which are included in accumulated deficit in the Company’s consolidated statements of equity. As of December 31, 2022 and 2021, the Company had no unpaid distributions on the LTIP Units.
During 2022, 2021 and 2020, the Company granted 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. In addition, during the third quarter of 2022, the Company issued 23,156 Restricted Shares to former employees of the Advisor, working as consultants to the Advisor. For additional information, see Note 13 — Equity-Based Compensation.
Fees Paid in Connection with the Operations of the Company
Under the Fourth Amended and restated Advisory Agreement (the “Advisory Agreement”), by and among the Company, the OP and the Advisor, the Company pays the Advisor the following fees in cash:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The Company will pay the Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the years ended December 31, 2022, 2021 or 2020. The Advisory Agreement was amended on May 6, 2021 as described below (the “2021 Amendment”), but prior thereto, the Incentive Compensation was generally calculated on an annual basis for the 12-month period from July 1 to June 30 of each year. Pursuant to the 2021 Amendment, the 12-month period is now measured from January 1 to December 31 of each year, commencing with the 12-month period ending December 31, 2021. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share(1): the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
Following the 2021 Amendment, the Incentive Fee Lower Hurdle is equal to (i) $1.95 per share in the aggregate and $0.4875 per share per quarter for the annual period which began January 1, 2021, and (ii) $2.25 per share in the aggregate and $0.5625 per share per quarter for the annual period which began January 1, 2022 and each annual period thereafter, subject to potential annual increases by the Company’s independent directors as described below.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
During the years ended December 31, 2022, 2021 and 2020, the Company incurred leasing commissions to the Property Manager of $3.8 million, $1.9 million and $1.5 million, respectively. These amounts are being recorded over the terms of the related leases. During the years ended December 31, 2022, 2021 and 2020, $0.6 million, $0.2 million and $0.1 million, respectively, was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under our advisory agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the years ending December 31, 2022, 2021 and 2020 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the years ended December 31, 2022, 2021 or 2020, respectively.
The following table reflects related party fees, as described above, incurred and contractually due as of and for the periods presented:

	Year Ended December 31,
	2022	2021	2020
(In thousands)	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$32,549	$31,769	$29,623
Property management fees	7,573	7,279	6,178
Total operating fees to related parties	$40,122	$39,048	$35,801
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $14.5 million, $13.6 million and $11.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
December 31, 2022
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
Under the RSP, prior to stockholder approval of the 2021 Equity Plan, the number of shares of Common Stock available for awards was equal to 10.0% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time, and, if any awards granted under the RSP are forfeited for any reason, the number of forfeited shares was again available for purposes of granting awards under the RSP. Because the 2021 Equity Plan was approved by the Company’s stockholders, only 2,772,905 shares of Common Stock remained available for the grant of new awards under RSP through the expiration of the RSP on April 20, 2022, and shares of Common Stock underlying awards that expire, terminate, are cancelled or are forfeited under the RSP will not again be available for issuance under the RSP. Awards previously granted under the RSP will remain outstanding (and eligible to vest and settle) in accordance with their terms under the RSP. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table reflects equity awards activity for the periods presented:

	Number of RSUs/Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	40,541	$20.47
Granted	28,232	13.37
Vested	(23,824)	21.71
Unvested, December 31, 2020	44,949	15.35
Granted	20,176	18.71
Vested	(20,615)	16.22
Unvested, December 31, 2021	44,510	16.47
Granted	24,864	15.18
Vested	(21,651)	16.43
Unvested, December 31, 2022	47,723	15.82

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
In May 2022, May 2021 and September 2020, the Company granted 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, and including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the third quarter of 2022, the Company issued 23,156 Restricted Shares to former employees of the Advisor, working as consultants to the Advisor, which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.
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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the year ended December 31, 2022, 27,387 Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2019	—	$—
Granted	132,025	17.41
Unvested, December 31, 2020	132,025	17.41
Vested	(30,668)	17.41
Granted	213,125	19.41
Forfeitures	(9,375)	17.41
Unvested, December 31, 2021	305,107	18.81
Vested	(148,278)	16.56
Granted	230,398	14.60
Forfeitures	(27,387)	17.22
Unvested, December 31, 2022	359,840	17.16
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $3.1 million, $1.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. In September 2022 the Advisor terminated certain of its employees who provided services to the Company. In connection with the terminations, previously restricted share grants issued to these employees of the Advisor were forfeited upon termination and the Company’s board of directors approved 23,156 newly issued restricted shares which vested immediately. In the year ended December 31, 2022 the Company recognized a net compensation charge of approximately $0.3 million representing the value of the new replacement grants net of the reversal of $0.1 million in previously recognized compensation on the forfeited grants.
As of December 31, 2022, the Company had $0.5 million unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2022, the Company had $5.1 million unrecognized compensation cost related to Restricted Share awards granted under the RSP, which is expected to be recognized over a period of 3.3 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Compensation Expense - 2021 OPP and 2018 OPP
During the years ended December 31, 2022 and 2021 and 2020, respectively, the Company recorded total compensation expense related to the 2018 OPP and 2021 OPP of $9.0 million, $9.5 million and $9.4 million.
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
In June 2021, the Company paid a $10.6 million priority catch-up distribution to the Advisor in respect of the 2,135,496 LTIP Units that were earned under the 2018 OPP. In total, the Company paid approximately $0.4 million, $11.0 million and $0.4 million in distributions related to LTIP Units during the years ended December 31, 2022, 2021 and 2020, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the years ended December 31, 2022, 2021 and 2020.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Net loss attributable to common stockholders	$(8,363)	$(8,698)	$(7,775)
Adjustments to net loss attributable to common stockholders for common share equivalents	(939)	(11,355)	(468)
Adjusted net loss attributable to common stockholders	$(9,302)	$(20,053)	$(8,243)

Weighted average common shares outstanding — Basic	103,686,395	98,283,892	89,473,554
Weighted average common shares outstanding — Diluted	103,686,395	98,283,892	89,473,554
Net loss per share attributable to common stockholders — Basic	$(0.09)	$(0.20)	$(0.09)
Net income loss per share attributable to common stockholders — Diluted	$(0.09)	$(0.20)	$(0.09)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Unvested RSUs (1)	45,725	44,563	44,949
Unvested Restricted Shares (2)	371,920	257,077	38,703
LTIP Units (3)	2,500,000	1,452,055	2,554,930
Total common share equivalents excluded from EPS calculation	2,917,645	1,753,695	2,638,582
(1) There were 47,723, 44,510 and 44,949 unvested RSUs issued and outstanding as of December 31, 2022, 2021 and 2020, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 359,840, 305,107 and 132,025 unvested Restricted Shares issued and outstanding as of December 31, 2022, 2021 and 2020, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2022 and 2021 and 2,554,930 LTIP Units issued and outstanding under the 2018 OPP as of December 31, 2020. See Note 13 — Equity-Based Compensation for additional information on the 2021 OPP and the 2018 OPP.
Conditionally issuable shares relating to the 2021 OPP award (in 2022 and 2021) and the 2018 OPP award (in 2020) would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2022, 2020 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 15 — Income Taxes
Income Tax Expense
The components of income tax expense for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Net Income Before Income Tax:
Domestic	$64,592	$56,199
Foreign	(41,537)	(32,681)
Total net income before tax	$23,055	$23,518

Income Taxes:
Current:
State and Local	$175	$177
Foreign	12,814	14,128
Total income taxes, current	12,989	14,305
Deferred:
State and Local	—	—
Foreign	(1,957)	(2,153)
Total income taxes, deferred	(1,957)	(2,153)
Total Income Tax Expense (1)	$11,032	$12,152
(1) For the year ended December 31, 2020, the Company recognized income tax expense of $5.0 million ($6.9 million current and $(2.0) million deferred).

A reconciliation of effective income tax for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Net income before income tax	$23,055	$23,518

Tax provision at statutory rates	$4,842	$4,938
Foreign rate differential	(730)	(1,022)
Foreign financing activities	11,320	11,717
Tax adjustments related to REIT	(13,565)	(11,802)
Deferred tax assets generated in the current year added to valuation allowance	9,297	8,167
Other	(132)	154
Total income tax expense	$11,032	$12,152

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Deferred Income Taxes
Deferred income taxes as of the periods presented consists of the following:

	As of December 31,
(In thousands)	2022	2021
Deferred Tax Assets
Basis differences	$48,192	$48,223
Net operating loss carryforwards	1,441	1,512
Total deferred tax assets	49,633	49,735
Valuation allowance	(45,986)	(48,247)
Net deferred tax assets	3,647	1,488
Deferred Tax Liabilities
Basis differences	(5,915)	(6,932)
Straight-line rent	(1,349)	(1,322)
Total deferred tax liabilities	(7,264)	(8,254)
Net Deferred Tax Liability	$(3,617)	$(6,766)

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
As of December 31, 2022, foreign net operating loss carryforwards were $22.1 million, which will begin to expire in 2028.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements.
Acquisitions
Subsequent to December 31, 2022, the Company acquired 8 properties in the U.K. for an aggregate contract price of $75.5 million. These acquisitions were funded with a £50.0 million draw (approximately $61.0 million on the acquisition date) on our Credit Facility, with the remainder paid with cash on hand.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—	(6)	$388	$737	$—	$—	1,125	$187
Wickes	Blackpool	United Kingdom	May 2013	—	(6)	1,633	1,631	—	—	3,264	578
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—	(6)	3,327	1,926	—	—	5,253	614
Thames Water	Swindon	United Kingdom	Jul. 2013	—	(6)	3,327	3,566	—	12	6,905	1,120
Wickes	Tunstall	United Kingdom	Jul. 2013	—	(6)	847	1,800	—	—	2,647	621
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	—	7,163	1,461
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—	(6)	1,210	3,853	—	—	5,063	1,195
Wickes	Clifton	United Kingdom	Nov. 2013	—	(6)	1,210	1,575	—	—	2,785	529
XPO Logistics	Aurora	NE	Nov. 2013	—	(13)	295	1,470	—	—	1,765	561
XPO Logistics	Grand Rapids	MI	Nov. 2013	—	(13)	945	1,247	—	—	2,192	476
XPO Logistics	Riverton	IL	Nov. 2013	—	(13)	344	707	—	—	1,051	270
XPO Logistics	Salina	KS	Nov. 2013	—	(13)	461	1,622	—	—	2,083	619
XPO Logistics	Uhrichsville	OH	Nov. 2013	—	(13)	380	780	—	—	1,160	298
XPO Logistics	Vincennes	IN	Nov. 2013	—	(13)	220	633	—	—	853	250
XPO Logistics	Waite Park	MN	Nov. 2013	—	(13)	366	700	—	—	1,066	261
Wolverine	Howard City	MI	Dec. 2013	—	(13)	719	12,027	—	—	12,746	4,551
Rheinmetall	Neuss	Germany	Jan. 2014	—	(11)	5,505	15,457	—	69	21,031	3,800
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	203	30,453	6,522
Provident Financial	Bradford	United Kingdom	Feb. 2014	—	(6)	1,220	22,637	—	—	23,857	5,145
Crown Crest	Leicester	United Kingdom	Feb. 2014	—	(6)	6,952	28,709	—	—	35,661	7,434
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	569
Aviva	Sheffield	United Kingdom	Mar. 2014	—	(6)	2,628	29,783	—	—	32,411	6,924
DFS Trading	Brigg	United Kingdom	Mar. 2014	—	(6)	1,228	3,482	—	—	4,710	914
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	280	2,012	—	—	2,292	556
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—	(6)	1,032	4,088	—	—	5,120	993
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—	(6)	1,208	3,101	—	—	4,309	831
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—	(6)	710	2,534	—	—	3,244	800
Government Services Administration (GSA)	Franklin	TN	Mar. 2014	—		4,160	30,083	—	561	34,804	7,021
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	1,103
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	—	2,812	445
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	553	5,223	1,366
OBI DIY	Mayen	Germany	Apr. 2014	—	(11)	1,200	7,161	—	—	8,361	1,891
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,265	—	—	1,265	444
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—	(6)	—	1,648	—	—	1,648	388

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	682
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	103	3,866	875
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(7)	350	11,182	—	63	11,595	2,679
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	—	8,568	1,879
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	486
Nissan	Murfreesboro	TN	May 2014	—	(7)	966	19,573	—	—	20,539	4,406
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	1,789
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	1,587
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	562
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	1,223
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	405
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	101
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	409
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	336
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	341
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	572
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	825
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,462
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	628
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	2,831
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	1,663
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	494
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	255
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	511
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	351
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	551
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	2,223
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	372
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	116
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	103
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—	(6)	1,053	6,208	—	—	7,261	1,705
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	220

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Nimble Storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	2,540
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	1,781
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	2,087	10,139	2,340
FedEx	San Antonio	TX	Jul. 2014	—	(13)	3,283	17,756	—	—	21,039	4,078
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	12,091	51,851	15,012
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	803
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	1,808
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	2,001
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(14)	5,312	41,201	—	—	46,513	8,758
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	1,345
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	668
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	3,088
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—	(6)	3,416	36,979	—	—	40,395	8,131
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—	(6)	554	2,395	—	—	2,949	560
HBOS	Derby	United Kingdom	Aug. 2014	—	(6)	556	5,601	—	—	6,157	1,352
HBOS	St. Helens	United Kingdom	Aug. 2014	—	(6)	211	3,174	—	—	3,385	772
HBOS	Warrington	United Kingdom	Aug. 2014	—	(6)	402	1,896	—	—	2,298	497
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—	(6)	255	1,812	—	—	2,067	467
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—	(6)	452	1,186	—	—	1,638	400
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	—	7,891	1,555
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	2,169
Capgemini	Birmingham	United Kingdom	Aug. 2014	—	(6)	1,506	14,276	—	—	15,782	3,317
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	6,914
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,104	7,227	1,250
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—	(6)	1,040	17,318	—	—	18,358	3,789
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—	(6)	1,074	8,504	—	—	9,578	2,070
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	724
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	458
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	186
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	183
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	186
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	139
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	178
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	137
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	193

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	186
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	170
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	227
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	192
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	239
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	215
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	207
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	137
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	181
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	210
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	216
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	219
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	211
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	203
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	—	24,434	4,659
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	1,192
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	900	24,230	4,793
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	3,649
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	2,339
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	7,765	28,612	4,566
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	2,797	19,045	3,897
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	1,815
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	1,799
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	(528)	(3,976)	7,379	2,279
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	368	6,017	760
Rexam	Reckinghausen	Germany	Oct. 2014	—	(11)	755	10,627	—	—	11,382	2,307
FedEx	Lake Charles	LA	Oct. 2014	—	(14)	255	7,485	—	572	8,312	1,984
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	632	9,433	2,077
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—	(11)	6,507	45,585	—	—	52,092	10,962
Tokmanni	Matsala	Finland	Nov. 2014	—	(10)	1,686	51,032	—	—	52,718	11,563
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—	(6)	319	4,110	—	—	4,429	903
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	1,732
KPN BV	Houten	The Netherlands	Nov. 2014	—	(12)	1,510	18,467	—	—	19,977	3,829
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	—	19,023	4,028
Quest Diagnostics, Inc.	Santa Clarita	CA	Dec. 2014	—	(14)	10,714	69,018	—	—	79,732	14,189

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Diebold	North Canton	OH	Dec. 2014	—	(13)	—	9,142	—	—	9,142	2,266
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	—	2,460	639
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	509	7,616	1,454
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	888	8,700	1,823
Constellium Auto	Wayne	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	7,228
C&J Energy	Houston	TX	Mar. 2015	—		6,196	21,745	—	—	27,941	4,439
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	1,001
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	918
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	793
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	662
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	1,302
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	1,750
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	606
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	376
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(13)	954	4,619	—	—	5,573	924
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	713
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,339	14,767	—	—	18,106	3,242
Finnair	Helsinki	Finland	Sep. 2015	—	(10)	2,409	68,659	—	—	71,068	13,527
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	2,127
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	1,660
Auchan	Beychac-et-Caillau	France	Dec. 2016	—		3,877	12,608	—	2,794	19,279	2,544
DCNS	Guipavas	France	Dec. 2016	—		1,809	13,725	—	—	15,534	2,281
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—	(12)	13,830	47,040	—	632	61,502	7,336
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	1,723
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—	(6)	25,590	70,005	—	—	95,595	10,776
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—	(6)	9,557	48,820	—	—	58,377	8,133
ID Logistics	Landersheim	France	Dec. 2016	—		1,845	7,754	—	—	9,599	1,273
ID Logistics	Moreuil	France	Dec. 2016	—		2,848	5,760	—	—	8,608	994
ID Logistics	Weilbach	Germany	Dec. 2016	—	(11)	1,275	8,426	—	—	9,701	1,321
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	—	(12)	—	69,722	—	662	70,384	10,679
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—	(6)	2,432	7,779	—	—	10,211	1,456
Pole Emploi	Marseille	France	Dec. 2016	—		763	8,047	—	—	8,810	1,234
Worldline SA	Blois	France	Dec. 2016	—		1,081	5,147	—	—	6,228	1,088
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	1,301
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	1,134
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	1,383

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	744
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	265
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	491	4,727	731
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	593
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	609
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	2,605
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	452
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	1,013
Government Services Administration (GSA)	Gainesville	FL	Dec. 2017	—		451	6,016	—	53	6,520	794
Chemours	Pass Christian	MS	Feb. 2018	—	(13)	382	16,149	—	—	16,531	2,370
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	903
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	146
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	671
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	128
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	1,949
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	6,296	35,036	4,318
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	1,311
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	1,357	10,844	1,506
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	2,500	11,936	1,978
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	1,232	14,628	2,004
FedEx	Blackfoot	ID	Jun. 2018	—	(13)	350	6,882	—	—	7,232	1,439
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	607	7,598	975
Rubbermaid	Akron	OH	Jul. 2018	—	(13)	1,221	17,145	—	—	18,366	1,946
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	4,650
Bush Industries	Jamestown	NY	Sep. 2018	—	(13)	1,535	14,818	—	—	16,353	1,703
FedEx	Greenville	NC	Sep. 2018	—	(13)	581	9,744	—	—	10,325	2,094
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	—	110,527	11,853
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	976
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	434
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	4,614
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	—	15,419	1,536
VersaFlex	Kansas City	KS	Dec. 2018	—		519	7,581	—	—	8,100	790
Cummins	Gillette	WY	Mar. 2019	—	(14)	1,197	5,470	—	206	6,873	697
Stanley Security	Fishers	IN	Mar. 2019	—	(14)	1,246	11,879	—	—	13,125	1,227
Sierra Nevada	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	1,639

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
EQT	Waynesburg	PA	Apr. 2019	—	(14)	875	11,126	—	—	12,001	1,207
Hanes	Calhoun	GA	Apr. 2019	—	(14)	731	8,104	—	—	8,835	941
Union Partners	Aurora	IL	May 2019	—		929	11,621	—	—	12,550	1,124
Union Partners	Dearborn	MI	May 2019	—	(14)	3,028	11,645	—	—	14,673	1,178
ComDoc	North Canton	OH	Jun. 2019	—	(14)	602	15,128	—	—	15,730	1,573
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(14)	277	9,552	—	—	9,829	1,035
Encompass Health	Birmingham	AL	Jun. 2019	—	(14)	1,746	55,568	—	—	57,314	4,939
Heatcraft	Tifton	GA	Jun. 2019	—	(14)	346	9,064	—	—	9,410	807
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		40	343	—	—	383	35
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		232	15,488	—	—	15,720	1,415
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		348	4,747	—	—	5,095	530
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		190	9,488	—	—	9,678	865
CF Sauer SLB	Orange	FL	Aug. 2019	—		237	351	—	—	588	43
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—		2,201	12,884	—	—	15,085	1,222
SWECO	Florence	KY	Sep. 2019	—		2,080	21,924	—	—	24,004	2,204
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,061	5,929	—	2,288	11,278	690
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,073	7,130	—	2,155	12,358	799
Faurecia	Auburn Hills	MI	Dec. 2019	—		3,310	38,278	—	2,055	43,643	3,737
Plasma	Garland	TX	Dec. 2019	—		595	2,421	—	—	3,016	241
Plasma	El Paso	TX	Dec. 2019	—		72	2,478	—	—	2,550	192
Plasma	Bradenton	FL	Dec. 2019	—		185	3,747	—	—	3,932	307
Plasma	Hickory	NC	Dec. 2019	—		494	3,702	—	—	4,196	316
Plasma	Irving	TX	Dec. 2019	—		673	3,916	—	—	4,589	396
Plasma	Lake Charles	LA	Dec. 2019	—		301	1,730	—	—	2,031	157
Plasma	Mission	TX	Dec. 2019	—		275	1,735	—	—	2,010	151
Plasma	Meridian	MS	Dec. 2019	—		203	2,965	—	—	3,168	256
Plasma	Peoria	IL	Dec. 2019	—		206	2,578	—	—	2,784	211
Whirlpool	Cleveland	TN	Dec. 2019	—		2,230	20,923	—	—	23,153	1,895
Whirlpool	Clyde	OH	Dec. 2019	—		1,641	20,072	—	—	21,713	1,768
Whirlpool	Clyde	OH	Dec. 2019	—		3,559	17,283	—	—	20,842	1,786
Whirlpool	Findlay	OH	Dec. 2019	—		1,344	22,624	—	—	23,968	1,872
Whirlpool	Marion	OH	Dec. 2019	—		1,876	27,850	—	—	29,726	2,331
Whirlpool	Ottawa	OH	Dec. 2019	—		3,155	19,919	—	10,720	33,794	1,708
FedEx	Bathurst	Canada	Dec. 2019	—		37	2,119	—	—	2,156	255
FedEx	Woodstock	Canada	Dec. 2019	—		413	3,707	—	—	4,120	377
NSA Industries	Franklin	NH	Dec. 2019	—		237	7,968	(3)	6,006	14,208	740

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

					Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Viavi	Santa Rosa	CA	Jan. 2020	—	3,209	4,203	—	1,440	8,852	503
CSTK	St. Louis	MO	Feb. 2020	—	3,405	8,155	—	—	11,560	822
Metal Technologies	Bloomfield	IN	Feb. 2020	—	167	1,034	—	—	1,201	103
Whirlpool	Fabriano	ITA	Feb. 2020	—	223	5,271	—	—	5,494	379
Whirlpool	Fabriano	ITA	Feb. 2020	—	2,603	15,067	—	—	17,670	1,185
FedEx	Moncton	Canada	Mar. 2020	—	292	2,907	—	—	3,199	259
Klaussner	Asheboro	NC	Mar. 2020	—	1,994	8,821	—	—	10,815	669
Klaussner	Asheboro	NC	Mar. 2020	—	3,470	19,521	—	—	22,991	1,404
Klaussner	Asheboro	NC	Mar. 2020	—	4,102	10,420	—	—	14,522	830
Klaussner	Candor	NC	Mar. 2020	—	1,705	9,528	—	—	11,233	705
Plasma	Danville	VA	May 2020	—	434	2,209	—	—	2,643	169
Plasma	Des Moines	IA	May 2020	—	254	2,827	—	—	3,081	197
Plasma	Erie	PA	May 2020	—	223	2,321	—	—	2,544	179
Plasma	Youngstown	OH	May 2020	—	41	4,600	—	—	4,641	306
Plasma	Dayton	OH	May 2020	—	61	1,796	—	—	1,857	124
Plasma	North Las Vegas	NV	May 2020	—	707	3,094	—	—	3,801	215
Klaussner	Asheboro	NC	Jun. 2020	—	2,438	3,025	—	—	5,463	199
NSA Industries	Franklin	NH	Jun. 2020	—	161	2,857	—	—	3,018	230
Johnson Controls	Las Rozas de Madrid	Spain	Sep. 2020	—	2,396	1,581	—	—	3,977	93
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	9,576	—	—	9,576	578
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	1,341	—	—	1,341	96
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—	5,524	47,050	—	—	52,574	2,791
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—	5,731	27,736	—	—	33,467	1,606
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—	6,473	32,490	—	—	38,963	2,066
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—	355	16,492	—	—	16,847	933
ZF Active Safety	Findlay	OH	Dec. 2020	—	1,231	21,410	—	—	22,641	1,187
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—	1,045	2,751	—	—	3,796	147
FCA USA	Detroit	MI	Dec. 2020	—	5,125	95,485	973	564	102,147	5,131
Momentum Manufacturing Group	Amherst	NH	Apr. 2021	—	498	5,233	—	—	5,731	261
Cameron International	Pearsall	TX	Apr. 2021	—	298	6,356	—	—	6,654	348
McLaren	Woking	United Kingdom	Apr. 2021	72,087	12,187	125,385	—	—	137,572	5,419
McLaren	Woking	United Kingdom	Apr. 2021	50,095	8,629	50,585	—	—	59,214	2,287
Trafalgar Court	St. Peter Port	Channel Islands	Sep. 2021	—	10,877	51,954	—	—	62,831	1,746
Walmart Inc.	Bentonville	AR	Oct. 2021	—	4,358	33,231	—	—	37,589	1,159
Pilot Point Steel	Hallettsville	TX	Oct. 2021	—	386	3,085	—	—	3,471	156
Pilot Point Steel	Pilot Point	TX	Oct. 2021	—	854	7,184	—	—	8,038	284

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2022
(dollar amounts in thousands)

					Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2021 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2022 (2)(3)	Accumulated Depreciation (4)(5)
Promess Incorporated	Brighton	MI	Dec. 2021	—	299	6,170	—	—	6,469	180
Promess Incorporated	Brighton	MI	Dec. 2021	—	278	1,824	—	—	2,102	60
Promess Incorporated	Brighton	MI	Dec. 2021	—	288	1,758	—	—	2,046	53
Thetford Corporation	Ann Arbor	MI	Dec. 2021	—	1,353	8,197	—	—	9,550	265
Thetford Corporation	Dexter	MI	Dec. 2021	—	3,307	10,248	—	—	13,555	326
Thetford Corporation	Mishawaka	IN	Dec. 2021	—	616	4,659	—	—	5,275	149
PFB America Corporation	Blissfield	MI	Dec. 2021	—	219	2,121	—	—	2,340	69
PFB America Corporation	Blissfield	MI	Dec. 2021	—	118	651	—	—	769	20
PFB America Corporation	Lebanon	OH	Dec. 2021	—	398	4,718	—	—	5,116	131
PFB America Corporation	Lester Prairie	MN	Dec. 2021	—	448	5,817	—	—	6,265	164
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—	849	5,469	—	—	6,318	156
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—	2,206	4,538	—	—	6,744	139
Plasti-Fab Ltd	Kitchener	Canada	Dec. 2021	—	3,061	7,095	—	—	10,156	188
Plasti-Fab Ltd	Winnipeg	Canada	Dec. 2021	—	1,018	334	—	—	1,352	12
Thetford Corporation	Etten-Leur	Netherlands	Dec. 2021	—	3,728	15,140	—	—	18,868	434
Executive Mailing Service	Palos Hills	IL	Apr. 2022	—	2,061	9,339	—	—	11,400	163
Calendonia House	Glasgow	United Kingdom	May. 2022	—	1,454	10,867	—	—	12,321	192
Momentum Manufacturing Group	Georgetown	MA	Jun. 2022	—	615	5,347	—	—	5,962	69

Encumbrances allocated based on notes below				1,052,507
				$1,244,689	$493,659	$3,224,227	442	$79,146	3,797,474	$501,971
______
(1)These are stated principal amounts at spot rates for those in local currency and excludes $1.2 million of mortgage discounts and $10.4 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $689.3 million are not reflected in the table above.
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2022 is $4.1 billion.
(4)The accumulated depreciation column excludes approximately $389.5 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the UK Properties - Bulk Loan of $194.3 million as of December 31, 2022.
(7)These properties collateralize the U.S. Multi-Tenant Mortgage Loan I of $162.6 million as of December 31, 2022.
(8)These properties collateralize the U.S. Multi-Tenant Mortgage Loan II of $32.8 million as of December 31, 2022.
(9)These properties collateralize the U.S. Multi-Tenant Mortgage Loan III of $98.5 million as of December 31, 2022.
(10)These properties collateralize the loan on the Finland properties of $79.2 million as of December 31, 2022.
(11)These properties collateralize the loan on the Germany properties of $55.1 million as of December 31, 2022.
(12)These properties collateralize the loan on the Luxembourg and Netherlands properties of $128.5 million as of December 31, 2022.
(13)These properties collateralize the U.S. Multi-Property Loan IV of $97.5 million as of December 31, 2022.
(14)These properties collateralize the U.S. Multi-Property Loan V of $204.0 million as of December 31, 2022.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part II

December 31, 2022
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Real estate investments, at cost:
Balance at beginning of year	$3,942,985	$3,606,969	$3,111,496
Additions-Acquisitions	60,378	468,032	424,595
Asset dispositions	(65,753)	(56,136)	—
Impairment charge	(20,276)	(16,326)	—
Currency translation adjustment	(119,860)	(59,554)	70,878
Balance at end of the year	$3,797,474	$3,942,985	$3,606,969

Accumulated depreciation:
Balance at beginning of year	$431,886	$355,855	$266,722
Depreciation expense	96,188	94,083	80,466
Asset dispositions	(12,491)	(10,970)	—
Currency translation adjustment	(13,612)	(7,082)	8,667
Balance at end of the year	$501,971	$431,886	$355,855