Form 10-Q
period 2023-03-31
Global Net Lease, Inc.
filed 2023-05-10
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Registrant’s telephone number, including area code: (212) 415-6500
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR B	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2023, the registrant had 103,846,653 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments, at cost (Note 3):
Land	$502,231	$494,101
Buildings, fixtures and improvements	3,331,471	3,276,656
Construction in progress	34,221	26,717
Acquired intangible lease assets	739,067	689,275
Total real estate investments, at cost	4,606,990	4,486,749
Less accumulated depreciation and amortization	(936,182)	(891,479)
Total real estate investments, net	3,670,808	3,595,270
Assets held for sale	—	—
Cash and cash equivalents	119,161	103,335
Restricted cash	1,432	1,110
Derivative assets, at fair value (Note 8)	30,798	37,279
Unbilled straight-line rent	75,170	73,037
Operating lease right-of-use asset (Note 10)	50,987	49,166
Prepaid expenses and other assets	56,487	64,348
Due from related parties	568	464
Deferred tax assets	2,581	3,647
Goodwill	21,550	21,362
Deferred financing costs, net	11,954	12,808
Total Assets	$4,041,496	$3,961,826

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$1,240,795	$1,233,081
Revolving credit facility (Note 5)	767,942	669,968
Senior notes, net (Note 6)	493,464	493,122
Acquired intangible lease liabilities, net	23,852	24,550
Derivative liabilities, at fair value (Note 8)	1,033	328
Due to related parties	444	1,183
Accounts payable and accrued expenses	30,882	22,889
Operating lease liability (Note 10)	22,029	21,877
Prepaid rent	37,849	28,456
Deferred tax liability	6,386	7,264
Dividends payable	5,208	5,189
Total Liabilities	2,629,884	2,507,907
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2023 and December 31, 2022	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of March 31, 2023 and December 31, 2022	47	47
Common Stock, $0.01 par value, 250,000,000 shares authorized, 104,157,910 and 104,141,899 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,371	2,371
Additional paid-in capital	2,683,827	2,683,169
Accumulated other comprehensive income	3,702	1,147
Accumulated deficit	(1,295,547)	(1,247,781)
Total Stockholders’ Equity	1,394,468	1,439,021
Non-controlling interest	17,144	14,898
Total Equity	1,411,612	1,453,919
Total Liabilities and Equity	$4,041,496	$3,961,826
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue from tenants	$94,332	$97,133

Expenses:
Property operating	8,146	7,460
Operating fees to related parties	10,101	10,076
Impairment charges	—	230
Acquisition, transaction and other costs	99	8
General and administrative	5,660	3,894
Equity-based compensation	2,925	2,727
Depreciation and amortization	37,029	39,889
Total expenses	63,960	64,284
Operating income	30,372	32,849
Other income (expense):
Interest expense	(26,965)	(24,123)
(Loss) gain on derivative instruments	(1,656)	4,615
Other income	66	295
Total other expense, net	(28,555)	(19,213)
Net income before income tax	1,817	13,636
Income tax expense	(2,707)	(3,095)
Net (loss) income	(890)	10,541
Preferred stock dividends	(5,099)	(5,058)
Net (loss) income attributable to common stockholders	$(5,989)	$5,483

Basic and Diluted (Loss) Income Per Share:
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.06)	$0.05
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	103,782,949	103,596,182

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(890)	$10,541

Other comprehensive income (loss)
Cumulative translation adjustment	6,520	(10,285)
Designated derivatives, fair value adjustments	(3,965)	10,048
Other comprehensive income (loss)	2,555	(237)

Comprehensive income	1,665	10,304

Preferred Stock dividends	(5,099)	(5,058)

Comprehensive (loss) income attributable to common stockholders	$(3,434)	$5,246

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Common stock issuances costs	—	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,677)	(41,677)	—	(41,677)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Equity-based compensation, net of forfeitures	—	—	—	—	16,011	—	679	—	—	679	2,246	2,925
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	—	(890)	(890)	—	(890)
Cumulative translation adjustment	—	—	—	—	—	—	—	6,520	—	6,520	—	6,520
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(3,965)	—	(3,965)	—	(3,965)
Balance, March 31, 2023	6,799,467	$68	4,695,887	$47	104,157,910	$2,371	$2,683,827	$3,702	$(1,295,547)	$1,394,468	$17,144	$1,411,612

	Three Months Ended March 31, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Series B Preferred Stock, net	—	—	97,384	1	—	—	2,395	—	—	2,396	—	2,396
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,566)	(41,566)	—	(41,566)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(1,977)	(1,977)	—	(1,977)
Equity-based compensation, net of forfeitures	—	—	—	—	9,261	—	481	—	—	481	2,246	2,727
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	—	—	—	—	—	10,541	10,541	—	10,541
Cumulative translation adjustment	—	—	—	—	—	—	—	(10,285)	—	(10,285)	—	(10,285)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	10,048	—	10,048	—	10,048
Balance, March 31, 2022	6,799,467	$68	4,601,277	$46	103,909,713	$2,369	$2,678,030	$15,309	$(1,108,645)	$1,587,177	$8,161	$1,595,338

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(890)	$10,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,818	24,574
Amortization of intangibles	13,211	15,315
Amortization of deferred financing costs	2,085	2,596
Amortization of mortgage discounts	227	251
Amortization of below-market lease liabilities	(817)	(965)
Amortization of above-market lease assets	1,556	1,071
Amortization related to right-of-use assets	216	224
Amortization of lease incentives and commissions	424	272
Bad debt expense	—	—
Unbilled straight-line rent	(1,888)	(2,853)
Termination fee receipt	—	9,003
Equity-based compensation	2,925	2,727
Unrealized gains on foreign currency transactions, derivatives, and other	2,647	(4,210)
Lease incentive and commission payments	(1,611)	(2,315)
Impairment charges	—	230
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	8,814	(475)
Accounts payable and accrued expenses	2,905	2,361
Prepaid rent	9,393	3,472
Net cash provided by operating activities	63,015	61,819
Cash flows from investing activities:
Investment in real estate and real estate related assets	(81,362)	—
Capital expenditures	(7,440)	(1,782)
Net cash used in investing activities	(88,802)	(1,782)
Cash flows from financing activities:
Borrowings under revolving credit facilities	91,040	35,000
Principal payments on mortgage notes payable	(4,623)	(14,065)
Common Stock issuance costs	(21)	—
Series B Preferred Stock issuance proceeds, net	—	2,396
Dividends paid on Common Stock	(41,658)	(41,566)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(2,018)	(1,935)
Distributions to non-controlling interest holders	(100)	(100)
Net cash provided by (used in) financing activities	39,539	(23,351)
Net change in cash, cash equivalents and restricted cash	13,752	36,686
Effect of exchange rate changes on cash	2,396	(1,923)
Cash, cash equivalents and restricted cash, beginning of period	104,445	93,311
Cash, cash equivalents and restricted cash, end of period	$120,593	$128,074

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents, end of period	$119,161	$123,502
Restricted cash, end of period	1,432	4,572
Cash, cash equivalents and restricted cash, end of period	$120,593	$128,074

Non-Cash Activity:
Accrued capital expenditures	$4,349	$969
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
As of March 31, 2023, the Company owned 317 properties consisting of 39.6 million rentable square feet, which were 98.0% leased, with a weighted-average remaining lease term of 7.8 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2023, 61% of the Company’s properties were located in the U.S. and Canada and 39% were located in Europe. In addition, as of March 31, 2023, the Company’s portfolio was comprised of 55% industrial/distribution properties, 40% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2023. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023(see “Recently Issued Accounting Pronouncements” section below).
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
March 31, 2023
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
Impacts of the COVID-19 Pandemic
The financial stability and overall health of the Company’s tenants is critical to its business. The negative effects that the global COVID-19 pandemic had on the economy impacted the ability of some of the Company’s tenants to pay their monthly rent during 2020. The Company took a proactive approach, during that time, to seek mutually agreeable solutions with its tenants where necessary, and, in some cases, the Company executed rent deferral agreements in 2020 on leases with several tenants. The Company did not enter any rent deferral agreements in 2021, 2022 or the first quarter of 2023.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of March 31, 2023, these leases had a weighted-average remaining lease term of 7.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment evaluation in the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the Company’s assessment, it determined that the goodwill was not impaired as of December 31, 2022. There were no material changes to this assessment as of March 31, 2023.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Equity-Based Compensation
The Company has a stock-based incentive plan under which its directors, officers, other employees of the Advisor, or its affiliates who are involved in providing services to the Company, and certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company, are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 13 — Equity-Based Compensation for additional information).
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
Under the accounting guidance, total equity-based compensation expense calculated is fixed and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations. For additional information on the original terms and accounting for the awards under the 2021 OPP, see Note 13 — Equity-Based Compensation.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Pending Adoption as of March 31, 2023:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2023, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes. The Company did not acquire any properties in the three months ended March 31, 2022.

Three Months Ended March 31,
(Dollar amounts in thousands)	2023
Real estate investments, at cost:
Land	$4,757
Buildings, fixtures and improvements	30,087
Total tangible assets	34,844
Intangibles acquired:
In-place leases	4,128
Above-market lease assets	40,964
Total Intangible assets and liabilities	45,092
ROU asset	1,426
Mortgage note payable	—
Cash paid for acquired real estate investments	81,362
Number of properties purchased	$8

The following table summarizes the acquisitions by property type during the three months ended March 31, 2023:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2023:
Office	—	—
Industrial	—	—
Distribution	—	—
Retail	8	323,730
	8	323,730
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges on its acquired intangible assets during the three months ended March 31, 2023 or 2022.
Dispositions
During the three months ended March 31, 2023 and 2022, the Company not sell any properties.
Impairment Charges
The Company did not record any impairment charges during the three months ended March 31, 2023. The impairment charge recorded during the three months ended March 31, 2022 of $0.2 million was based on the estimated selling price for the Bradford & Bingley property, less estimated transactions costs.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. The Company did not have any assets classified as assets held for sale as of March 31, 2023 and December 31, 2022.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2023 and December 31, 2022. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2023 and December 31, 2022.

Country / U.S. State	March 31, 2023	December 31, 2022
United States	60.1%	63.9%
Michigan	14.7%	15.5%
United Kingdom	21.9%	17.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2023 and December 31, 2022 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2023	December 31, 2022				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$80,496	$79,232	3.8%	(2)	Fixed/Variable	Feb. 2024

Germany:	Germany Properties	5	56,021	55,140	3.6%	(3)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	130,534	128,485	1.4%		Fixed	Jun. 2024
	Total EUR denominated	13	267,051	262,857

United Kingdom:	McLaren	3	124,917	122,182	6.0%		Fixed	Apr. 2024
	United Kingdom Properties - Bulk Loan	41	194,032	194,320	3.2%	(4)	Fixed/Variable	Aug. 2023
	Total GBP denominated	44	318,949	316,502

United States:	Penske Logistics	1	70,000	70,000	4.7%	(5)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(5)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(5)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(5)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(5)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(5)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	111	1,251,330	1,244,689	3.9%
	Mortgage discount		(1,003)	(1,207)
	Deferred financing costs, net of accumulated amortization (6)		(9,532)	(10,401)
	Mortgage notes payable, net	111	$1,240,795	$1,233,081	3.9%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of March 31, 2023.
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.55% plus 3-month Euribor. Euribor rate in effect as of March 31, 2023.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.0% plus daily SONIA as of January 25, 2022 rate in effect as of March 31, 2023. This loan requires principal repayments which began in October 2020 based on amounts specified under the loan.
(5)The borrowers’ (wholly owned subsidiaries of the OP) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(6)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of March 31, 2023:

(In thousands)	Future Principal Payments (1)
2023 (remainder) (2)	$250,053
2024	335,947
2025	—
2026	—
2027	162,580
2028	201,250
Thereafter	301,500
Total	$1,251,330
______
(1)Assumes exchange rates of £1.00 to $1.24 for British Pounds Sterling (“GBP”) and €1.00 to $1.09 for Euros (“EUR”) as of March 31, 2023 for illustrative purposes, as applicable.
(2)This amount is comprised of the mortgage loan that encumbers the Company’s properties in Germany ($56.0 million as of March 31, 2023) and the United Kingdom Properties - Bulk Loan ($194.0 million as of March 31, 2023).
The loan in Germany was paid in full on May 5, 2023 (see Note 15 — Subsequent Events).
In April 2023, the Company made its scheduled principal repayment of £3.8 million ($4.7 million using the exchange rate on the date of repayment) on its United Kingdom Properties - Bulk Loan, which reduced the balance to approximately £153.1 million (approximately $191.4 million as of the end of April 2023) after the payment. The Company intends to repay the entire remaining principal amount of the United Kingdom Properties - Bulk Loan in May 2023, after the filing of this Quarterly Report on Form 10-Q, with additional borrowings in GBP under the Revolving Credit Facility. The 41 properties in the U.K. are expected to be added to the borrowing base of the Revolving Credit Facility.
The total gross carrying value of unencumbered assets as of March 31, 2023 was $2.2 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not currently available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2023, the Company was in compliance with all of its financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of March 31, 2023. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan, based upon a review conducted during the three months ended June 30, 2022, identified that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of the DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement the Company can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company cured the cash sweep resulting from the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter increased by $1.3 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022. The DSCR Sweep Trigger remained in place for the quarters ended December 31, 2022, and March 31, 2023 and the Company intends to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.2 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and the Company expects to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as the Company restores compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of March 31, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of March 31, 2023 and December 31, 2022 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Facility”). On April 8, 2022, the Company, KeyBank and the other lender parties thereto amended and restated the Credit Facility.
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

	March 31, 2023					December 31, 2022
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$767,942	$317,000	£107,000	€267,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000

Total Credit Facility	$767,942	$317,000	£107,000	€267,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.24 for GBP, €1.00 to $1.09 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.74 as of March 31, 2023 for illustrative purposes, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
(2) Assumes exchange rates of £1.00 to $1.21 for GBP , €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
Credit Facility - Terms
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads (see below). For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of March 31, 2023, the Credit Facility had a weighted-average effective interest rate of 5.5% after giving effect to interest rate swaps in place.
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
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base. As of March 31, 2023, approximately $65.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, Canadian Dollars, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
Under the terms of the Credit Facility, the Company may not pay distributions, including cash dividends payable with respect to the Company’s common stock, $0.01 par value per share (“Common Stock”), the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee. As of March 31, 2023 and December 31, 2022, the carrying amount of the Senior Notes on the Company’s consolidated balance sheets totaled $493.5 million and $493.1 million, respectively, which is net of $6.5 million and $6.9 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year.
As of March 31, 2023, the Company was in compliance with the covenants under the Indenture governing the Senior Notes.
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
March 31, 2023
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$3,610	$—	$3,610
Interest rate swaps, net (USD,GBP & EUR)	$—	$26,155	$—	$26,155
December 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$6,174	$—	$6,174
Interest rate swaps, net (USD,GBP & EUR)	$—	$30,777	$—	$30,777
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023 and year ended December 31, 2022.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
•The gross carrying value of the Company’s mortgage notes payable as of March 31, 2023 and December 31, 2022 was $1.3 billion and $1.2 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of March 31, 2023 and December 31, 2022 was $1.6 billion and $1.2 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $767.9 million and a fair value of $767.4 million. As of December 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $670.0 million and a fair value of $672.6 million.
•As of March 31, 2023, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $396.3 million. As of December 31, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $417.9 million.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022:

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	$2,725	$4,200
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	16,955	19,347
Total		$19,680	$23,547
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$2,820	$4,091
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(448)	(29)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,823	2,411
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(585)	(299)
Interest rate swaps (EUR)	Derivative assets, at fair value	6,475	7,230
Total		$10,085	$13,404
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2024, the Company estimates that $12.4 million will be reclassified from other comprehensive income as an increase to interest expense.

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	45	$234,896	45	$229,752
Interest rate “pay-fixed” swaps (EUR)	16	348,525	16	343,055
Interest rate “pay-fixed” swaps (USD)	—	—	—	—
Total	61	$583,421	61	$572,807
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands)	2023	2022
Amount of gain recognized in AOCI from derivatives	$(950)	$8,854
Amount of loss reclassified from AOCI into income as interest expense	$3,301	$(1,300)
Total interest expense recorded in the consolidated statements of operations	$26,965	$24,123
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2023 and December 31, 2022 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended March 31, 2023 and 2022, the Company did not have any undesignated excess positions.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded loss of $1.7 million for the three months ended March 31, 2023, and a gain of $4.6 million for the three months ended March 31, 2022.
As of March 31, 2023 and December 31, 2022, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	32	$56,893	30	$53,833
Foreign currency forwards (EUR-USD)	38	51,126	39	50,323
Interest rate swaps (EUR)	3	151,801	3	149,418
Interest rate swaps (USD)	—	—	—	—
Interest rate swaps (GBP)	—	—	—	—
Total	73	$259,820	72	$253,574
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2023	$30,798	$(1,033)	$—	$29,765	$—	$—	$29,765
December 31, 2022	$37,279	$(328)	$—	$36,951	$—	$—	$36,951
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
March 31, 2023
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2023, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of March 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of March 31, 2023 and December 31, 2022, the Company had 104,157,910 and 104,141,899, respectively, shares of Common Stock issued and outstanding, including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units that may be settled in, or converted into, shares of Common Stock in the future (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering amount of up to $500 million ($285.0 million was sold under the previous registration statement).
•During the three months ended March 31, 2023 and 2022 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2023 and December 31, 2022. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2023 and December 31, 2022. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of March 31, 2023 and December 31, 2022. No shares of Series C Preferred Stock were issued and outstanding as of March 31, 2023 and December 31, 2022.
ATM Program — Series B Preferred Stock
In December 2019, the Company established an “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which the Company may sell shares of Series B Preferred Stock, from time to time through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering price of up to $170.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering price up to $200.0 million.
•During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Dividends
Common Stock Dividends
During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company paid dividends on its Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
Dividends authorized by the Company’s board of directors and declared by the Company are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors becomes aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. The plan expires on April 8, 2024, unless earlier exercised, exchanged, amended redeemed or terminated. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under 11 ground leases associated with certain properties, with lease durations ranging from 13 to 121 years as of March 31, 2023. The Company entered into two additional ground leases during the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, the Company’s balance sheets include ROU assets of $51.0 million and $49.2 million, respectively, and operating lease liabilities of $22.0 million and $21.9 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term of approximately 29.5 years and a weighted-average discount rate of 4.4% as of March 31, 2023. For the three months ended March 31, 2023, the Company paid cash of approximately $0.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard. For the three months ended March 31, 2022, the Company paid cash of approximately $0.3 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million, on a straight-line basis in accordance with the standard.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table reflects the base cash rental payments due from the Company as of March 31, 2023:

(In thousands)	Future Base Rent Payments (1)
2023 (remainder) (2)	$1,345
2024	1,349
2025	1,354
2026	1,355
2027	1,355
Thereafter	34,972
Total minimum lease payments (2)	41,730
Less: Effects of discounting	(19,701)
Total present value of lease payments	$22,029
________
(1)Assumes exchange rates of £1.00 to $1.24 for GBP and €1.00 to $1.09 for EUR as of March 31, 2023 for illustrative purposes, as applicable.
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
On March 10, 2023, the Company filed a motion for a preliminary injunction seeking to enjoin Defendants from publishing any soliciting materials, or soliciting until they file corrective statements; and enjoining them from making false statements about the absence of any joint venture between Blackwells and Related. The Court denied the preliminary injunction motion on May 3, 2023. On May 4, 2023, the Company filed a notice of appeal with the Court of Appeals for the Second Circuit.
On April 21, 2023, Blackwells filed a motion in the Circuit Court of Maryland for Baltimore City for a preliminary injunction seeking to enjoin the Company from, among other things, (i) refusing to count votes in favor of Blackwells nominees; (ii) refusing to seat Blackwells’ nominees should they be elected; and (iii) communicating that Blackwells’ nominees are invalid or otherwise improperly nominated. The Company has filed its opposition to the preliminary injunction motion. The Court has not yet set a date for a hearing.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of March 31, 2023 and December 31, 2022, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of March 31, 2023 the Company had $0.6 million of receivables from the Advisor or its affiliates. As of December 31, 2022 the Company had $0.5 million of receivables from the Advisor or its affiliates. As of March 31, 2023 and December 31, 2022, the Company had $0.4 million and $1.2 million, respectively, of payables to the Advisor or its affiliates.
As of March 31, 2023 and December 31, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of March 31, 2023 and December 31, 2022.
The Company paid $0.1 million in distributions to the Advisor as the sole holder of LTIP Units during the three months ended March 31, 2023, and the Company paid $0.1 million in distributions to the Advisor as the sole holder of LTIP Units during the three ended March 31, 2022, which are included in accumulated deficit in the consolidated statements of equity. As of March 31, 2023 and December 31, 2022, the Company had no unpaid distributions on the LTIP Units.
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
The Company will pay any Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the three months ended March 31, 2023 or 2022. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
The Incentive Compensation can be earned by the Advisor based on the Company’s achievement relative to two threshold levels of Core AFFO Per Share:(1) the Incentive Fee Lower Hurdle (as defined in the Advisory Agreement) and the Incentive Fee Upper Hurdle (as defined in the Advisory Agreement).
The Incentive Fee Lower Hurdle is equal to $2.25 per share in the aggregate and $0.5625 per share per quarter, subject to potential annual increases by the Company’s independent directors as described below. The Incentive Fee Upper Hurdle is equal to $2.92 per share in the aggregate and $0.73 per share per quarter, subject to potential annual increases by the Company’s independent directors as described below.

The Company’s independent directors (in their good faith reasonable judgment, after consultation with the Advisor) may increase the thresholds at a percentage equal to between 0% and 3%. In addition, beginning in May 2026, the Advisor has a right to request that the Company’s independent directors reduce the then current Incentive Fee Lower Hurdle and Incentive

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Fee Upper Hurdle and make a determination whether any reduction in the annual thresholds is warranted. The Advisor will again have this right in May 2031 and then every five years thereafter.
The annual aggregate amount of the Minimum Base Management Fee and Variable Base Management Fee (collectively, the “Base Management Fee”) that may be paid under the Advisory Agreement are subject to varying caps based on assets under management (“AUM”),(2) as defined in the Advisory Agreement. The amount of the Base Management Fee to be paid under the Advisory Agreement is capped at the AUM for the preceding year multiplied by (a) 0.75% if equal to or less than $3.0 billion; (b) 0.75% less (i) a fraction, (x) the numerator of which is the AUM for such specified period less $3.0 billion and (y) the denominator of which is $11.7 billion multiplied by (ii) 0.35% if AUM is greater than $3.0 billion but less than $14.6 billion; or (c) 0.4% if equal to or greater than $14.7 billion.
_________
(1)For purposes of the Advisory Agreement, Core AFFO Per Share means for the applicable period (i) net income adjusted for the following items (to the extent they are included in net income): (a) real estate related depreciation and amortization; (b) net income from unconsolidated partnerships and joint ventures; (c) one-time costs that the Advisor deems to be non-recurring; (d) non-cash equity compensation (other than any Restricted Share Payments (as defined in the Advisory Agreement)); (e) other non-cash income and expense items; (f) certain non-cash interest expenses related to securities that are convertible to Common Stock; (g) gain (or loss) from the sale of investments; (h) impairment loss on real estate; (i) acquisition and transaction related costs (known as acquisition, transaction and other costs on the face of the Company’s income statement); (j) straight-line rent; (k) amortization of above and below market lease assets and liabilities; (l) amortization of deferred financing costs; (m) accretion of discounts and amortization of premiums on debt investments; (n) marked-to-market adjustments included in net income; (o) unrealized gain (loss) resulting from consolidation from, or deconsolidation to, equity accounting, (p) consolidated and unconsolidated partnerships and joint ventures and (q) Incentive Compensation, (ii) divided by the weighted-average outstanding shares of Common Stock on a fully-diluted basis for such period.
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
March 31, 2023
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
The Company pays leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the three months ended March 31, 2023, the Company paid $1.4 million of leasing commissions to the Property Manager. During the three months ended March 31, 2023 and 2022, $0.2 million and $86,133, respectively, was recorded as an expense in property management fees (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the three months ended March 31, 2023 and 2022 did not exceed these limits.
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the three months ended March 31, 2023 or 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table reflects related party fees incurred and contractually due as of and for the periods presented:

	Three Months Ended March 31,
	2023	2022
(In thousands)	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$8,364	$8,239
Property management fees	1,737	1,837
Total related party operational fees and reimbursements	$10,101	$10,076
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.9 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
The terms of the Advisor Plan are substantially similar to the terms of the Individual Plan, except with respect to the eligible participants. Generally, directors of the Company, employees of the Company and employees of the Advisor or its affiliates who are involved in providing services to the Company (including the Company’s executive officers) as well as certain consultants to the Company and the Advisor and its affiliates are eligible to participate in the Individual Plan. Only the Advisor and any of its affiliates that are involved in providing services to the Company or any of its subsidiaries are eligible to receive awards under the Advisor Plan. The total number of shares of Common Stock that can be issued or subject to awards under the Advisor Plan and the Individual Plan, in the aggregate, is 6,300,000 shares. Shares issued or subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. The Individual Plan and the Advisor Plan will expire on April 12, 2031.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Under the RSP, prior to stockholder approval of the 2021 Equity Plan, the number of shares of Common Stock available for awards was equal to 10.0% of the Company’s outstanding shares of Common Stock on a fully diluted basis at any time, and, if any awards granted under the RSP were forfeited for any reason, the number of forfeited shares was again available for purposes of granting awards under the RSP. Because the 2021 Equity Plan was approved by the Company’s stockholders, only 2,772,905 shares of Common Stock remained available for the grant of new awards under the RSP through the expiration of the RSP on April 20, 2022, and shares of Common Stock underlying awards that expire, terminate, are cancelled or are forfeited under the RSP will not again be available for issuance under the RSP. Awards previously granted under the RSP will remain outstanding (and eligible to vest and settle) in accordance with their terms under the RSP.
RSUs
RSUs may be awarded under terms that provide for vesting on a straight-line basis over a specified period of time for each award. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Company’s board of directors.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(16,011)	14.63
Granted	—	—
Unvested, March 31, 2023	31,712	16.42

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$17.30
Vested	(9,411)	13.37
Granted	—	—
Unvested, March 31, 2022	35,099	17.30

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
In May 2022, May 2021, and September 2020, the Company granted 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the third quarter of 2022, the Company issued 23,156 restricted shares to former employees of the Advisor, working as consultants to the Advisor, which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the three months ended March 31, 2023, no Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, March 31, 2023	359,840	17.16

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	—	—
Granted	—	—
Forfeitures	(150)	19.41
Unvested, March 31, 2022	304,957	18.81

Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of March 31, 2023, the Company had $0.3 million of unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2023, the Company had $4.6 million of unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.1 years.
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
Multi-Year Outperformance Agreements
2021 OPP
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of LTIP Units under the 2021 OPP. On June 3, 2021, the Company, the OP and the Advisor entered into the 2021 OPP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Compensation Expense - 2021 OPP
During the three months ended March 31, 2023 and 2022, the Company recorded total compensation expense related to the LTIP Units of $2.2 million.
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
In total, the Company paid $0.1 million and $0.1 million of distributions related to LTIP Units during the three months ended March 31, 2023 and 2022, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.
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
March 31, 2023
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2023 and 2022.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Net (loss) income attributable to common stockholders	$(5,989)	$5,483
Adjustments to net (loss) income attributable to common stockholders for common share equivalents	(239)	(222)
Adjusted net (loss) income attributable to common stockholders	$(6,228)	$5,261

Weighted average common shares outstanding — Basic and Diluted	103,782,949	103,596,182
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.06)	$0.05
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Unvested RSUs (1)	47,011	43,883
Unvested Restricted Shares (2)	359,840	305,105
LTIP Units (3)	2,500,000	2,500,000
Total common share equivalents excluded from EPS calculation	2,906,851	2,848,988
(1) There were 31,712 and 35,099 unvested RSUs issued and outstanding as of March 31, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 359,840 and 304,957 unvested Restricted Shares issued and outstanding as of March 31, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of March 31, 2023 and 2022. See Note 13 — Equity-Based Compensation for additional information on the 2021 OPP.
Conditionally issuable shares relating to the 2021 OPP award would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2023 and 2022.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
The Company did not acquire or dispose of any properties subsequent to March 31, 2023.
Mortgage Loan Repayment
On May 5, 2023 the Company repaid the mortgage loan that encumbered its five properties in Germany, which had a balance of €51.4 million ($56.0 million) as of March 31, 2023. The repayment was fully funded with additional borrowings in EUR under the Revolving Credit Facility and the five properties in Germany were added to the borrowing base of the Revolving Credit Facility. The interest rates on the mortgage loan that was repaid and the Revolving Credit Facility were 3.6% and 5.5% as of March 31, 2023, respectively. The loan balance was approximately $56.7 million using the exchange rate on the date of repayment.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, this and our other Quarterly Reports on Form 10-Q and our other filings with the U.S Securities and Exchange Commission (“SEC”).

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
As of March 31, 2023, we owned 317 properties consisting of 39.6 million rentable square feet, which were 98.0% leased, with a weighted-average remaining lease term of 7.8 years. Based on the percentage of annualized rental income on a straight-line basis, as of March 31, 2023, 61% of our properties were located in the U.S. and Canada and 39% of our properties were located in Europe. In addition, as of March 31, 2023, our portfolio was comprised of 55% industrial/distribution properties, 40% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2023. The straight-line rent includes amounts for tenant concessions.
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
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 59.6% of our rental income on an annualized straight-line basis for leases in place as of March 31, 2023 was derived from Investment Grade rated tenants, comprised of 33.2% leased to tenants with an actual investment grade rating and 26.4% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2023.
Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has not had a significant impact on our business. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2022 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of March 31, 2023:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	1.0
Wickes Building Supplies I	May 2013	UK	1	30	8.8
Everything Everywhere	Jun. 2013	UK	1	65	4.3
Thames Water	Jul. 2013	UK	1	79	2.4
Wickes Building Supplies II	Jul. 2013	UK	1	29	3.7
PPD Global Labs	Aug. 2013	US	1	77	1.8
Northern Rock	Sep. 2013	UK	2	86	4.4
Wickes Building Supplies III	Nov. 2013	UK	1	28	5.7
XPO Logistics	Nov. 2013	US	7	105	0.7
Wolverine	Dec. 2013	US	1	469	4.8
Rheinmetall	Jan. 2014	GER	1	320	5.8
GE Aviation	Jan. 2014	US	1	369	2.8
Provident Financial	Feb. 2014	UK	1	117	12.6
Crown Crest	Feb. 2014	UK	1	806	15.9
Trane	Feb. 2014	US	1	25	0.7
Aviva	Mar. 2014	UK	1	132	6.2
DFS Trading I	Mar. 2014	UK	5	240	7.0
GSA I	Mar. 2014	US	1	135	0.0
National Oilwell Varco I	Mar. 2014	US	1	24	0.3
GSA II	Apr. 2014	US	2	25	9.9
OBI DIY	Apr. 2014	GER	1	144	11.1
DFS Trading II	Apr. 2014	UK	2	39	7.0
GSA III	Apr. 2014	US	2	28	0.1
GSA IV	May 2014	US	1	33	2.3
Indiana Department of Revenue	May 2014	US	1	99	9.8
National Oilwell Varco II	May 2014	US	1	23	6.9
Nissan	May 2014	US	1	462	5.5
GSA V	Jun. 2014	US	1	27	2.0
Lippert Components	Jun. 2014	US	1	539	14.9
Select Energy Services I	Jun. 2014	US	3	136	3.6
Bell Supply Co I	Jun. 2014	US	6	80	5.8
Axon Energy Products	Jun. 2014	US	2	88	7.2
Lhoist	Jun. 2014	US	1	23	9.8
GE Oil & Gas	Jun. 2014	US	2	70	5.2
Select Energy Services II	Jun. 2014	US	4	143	3.6
Bell Supply Co II	Jun. 2014	US	2	19	5.8
Superior Energy Services	Jun. 2014	US	2	42	1.0
Amcor Packaging	Jun. 2014	UK	7	295	1.7
GSA VI	Jun. 2014	US	1	7	1.0
Nimble Storage	Jun. 2014	US	1	165	0.0
FedEx -3-Pack	Jul. 2014	US	3	339	6.3
Sandoz, Inc.	Jul. 2014	US	1	154	3.3
Wyndham	Jul. 2014	US	1	32	2.1
Valassis	Jul. 2014	US	1	101	0.1
GSA VII	Jul. 2014	US	1	26	1.6
AT&T Services	Jul. 2014	US	1	402	3.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
PNC - 2-Pack	Jul. 2014	US	2	210	6.3
Fujitsu	Jul. 2014	UK	3	163	7.0
Continental Tire	Jul. 2014	US	1	91	2.3
BP Oil	Aug. 2014	UK	1	3	2.6
Malthurst	Aug. 2014	UK	2	4	11.5
HBOS	Aug. 2014	UK	3	36	2.3
Thermo Fisher	Aug. 2014	US	1	115	1.4
Black & Decker	Aug. 2014	US	1	71	10.2
Capgemini	Aug. 2014	UK	1	90	7.0
Merck & Co.	Aug. 2014	US	1	146	2.4
GSA VIII	Aug. 2014	US	1	24	1.4
Waste Management	Sep. 2014	US	1	84	4.8
Intier Automotive Interiors	Sep. 2014	UK	1	153	1.1
HP Enterprise Services	Sep. 2014	UK	1	99	3.0
FedEx II	Sep. 2014	US	1	12	1.0
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	9.8
Dollar General - 39-Pack	Sep. 2014	US	21	200	5.0
FedEx III	Sep. 2014	US	2	221	4.9
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	1.4
Kuka	Sep. 2014	US	1	200	1.3
CHE Trinity	Sep. 2014	US	2	374	5.2
FedEx IV	Sep. 2014	US	2	255	5.2
GE Aviation	Sep. 2014	US	1	102	0.0
DNV GL	Oct. 2014	US	1	82	1.9
Rexam	Oct. 2014	GER	1	176	1.9
FedEx V	Oct. 2014	US	1	76	1.3
Onguard	Oct. 2014	US	1	120	7.8
Metro Tonic	Oct. 2014	GER	1	636	2.5
Tokmanni	Nov. 2014	FIN	1	801	10.4
Fife Council	Nov. 2014	UK	1	37	0.9
GSA IX	Nov. 2014	US	1	28	9.1
KPN BV	Nov. 2014	NETH	1	133	3.8
Follett School	Dec. 2014	US	1	487	1.8
Quest Diagnostics	Dec. 2014	US	1	224	1.4
Diebold	Dec. 2014	US	1	158	0.0
Weatherford Intl	Dec. 2014	US	1	20	2.6
AM Castle	Dec. 2014	US	1	128	6.6
FedEx VI	Dec. 2014	US	1	28	6.4
Constellium Auto	Dec. 2014	US	1	321	6.7
C&J Energy II	Mar. 2015	US	1	125	7.6
Fedex VII	Mar. 2015	US	1	12	1.5
Fedex VIII	Apr. 2015	US	1	26	1.5
Crown Group I	Aug. 2015	US	2	204	0.8
Crown Group II	Aug. 2015	US	2	411	12.4
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	6.8
JIT Steel Services	Sep. 2015	US	2	127	6.8
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	6.5
FedEx Ground	Sep. 2015	US	1	91	2.3
Office Depot	Sep. 2015	NETH	1	206	5.9
Finnair	Sep. 2015	FIN	4	656	8.0
Auchan	Dec. 2016	FR	1	152	9.9

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Pole Emploi	Dec. 2016	FR	1	41	0.3
NCR Dundee	Dec. 2016	UK	1	132	3.6
FedEx Freight I	Dec. 2016	US	1	69	0.4
DB Luxembourg	Dec. 2016	LUX	1	156	3.7
ING Amsterdam	Dec. 2016	NETH	1	509	4.2
Worldline	Dec. 2016	FR	1	111	0.8
Foster Wheeler	Dec. 2016	UK	1	366	1.3
ID Logistics I	Dec. 2016	GER	1	309	1.6
ID Logistics II	Dec. 2016	FR	2	964	1.7
Harper Collins	Dec. 2016	UK	1	873	2.4
DCNS	Dec. 2016	FR	1	97	1.6
Cott Beverages Inc	Feb. 2017	US	1	170	3.8
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	3.5
Bridgestone Tire	Sep. 2017	US	1	48	4.3
GKN Aerospace	Oct. 2017	US	1	98	3.8
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	9.6
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	9.6
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	9.6
Tremec North America	Nov. 2017	US	1	127	4.5
Cummins	Dec. 2017	US	1	59	2.2
GSA X	Dec. 2017	US	1	26	6.8
Momentum Manufacturing Group	Dec. 2017	US	1	83	9.8
Chemours	Feb. 2018	US	1	300	4.8
FCA USA	Mar. 2018	US	1	128	4.9
Lee Steel	Mar. 2018	US	1	114	5.5
LSI Steel - 3 Pack	Mar. 2018	US	3	218	4.6
Contractors Steel Company	May 2018	US	5	1,392	5.2
FedEx Freight II	Jun. 2018	US	1	22	9.4
DuPont Pioneer	Jun. 2018	US	1	200	9.3
Rubbermaid - Akron OH	Jul. 2018	US	1	669	5.8
NetScout - Allen TX	Aug. 2018	US	1	145	7.4
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	15.5
FedEx - Greenville NC	Sep. 2018	US	1	29	9.8
Penske	Nov. 2018	US	1	606	5.6
Momentum Manufacturing Group	Nov. 2018	US	1	65	15.7
LKQ Corp.	Dec. 2018	US	1	58	7.8
Walgreens	Dec. 2018	US	1	86	2.7
Grupo Antolin	Dec. 2018	US	1	360	9.6
VersaFlex	Dec. 2018	US	1	113	15.8
Cummins	Mar. 2019	US	1	37	5.7
Stanley Security	Mar. 2019	US	1	80	5.3
Sierra Nevada	Apr. 2019	US	1	60	6.0
EQT	Apr. 2019	US	1	127	7.3
Hanes	Apr. 2019	US	1	276	5.5
Union Partners	May 2019	US	2	390	6.0
ComDoc	Jun. 2019	US	1	108	6.2
Metal Technologies	Jun. 2019	US	1	228	11.2
Encompass Health	Jun. 2019	US	1	199	10.0
Heatcraft	Jun. 2019	US	1	216	5.3

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
C.F. Sauer SLB	Aug. 2019	US	6	598	16.3
SWECO	Sep. 2019	US	1	191	12.2
Viavi Solutions	Sep. 2019	US	2	132	9.4
Faurecia	Dec. 2019	US	1	278	6.0
Plasma	Dec. 2019	US	9	125	7.3
Whirlpool	Dec. 2019	US	6	2,924	8.8
FedEx	Dec. 2019	CN	2	20	6.2
Momentum Manufacturing Group	Dec. 2019	US	1	116	16.8
Viavi Solutions	Jan. 2020	US	1	46	9.4
CSTK	Feb. 2020	US	1	56	7.0
Metal Technologies	Feb. 2020	US	1	31	11.9
Whirlpool	Feb. 2020	IT	2	29	3.2
Fedex	Mar. 2020	CN	1	2,195	17.0
Klaussner	Mar. 2020	US	4	196	8.9
Plasma	May 2020	US	6	78	8.4
Klaussner	Jun. 2020	US	1	261	17.0
Momentum Manufacturing Group	Jun. 2020	US	1	48	17.3
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	9.5
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	6.7
ZF Active Safety	Dec. 2020	US	1	216	10.6
FCA USA	Dec. 2020	US	1	997	7.3
Momentum Manufacturing Group	Apr. 2021	US	1	93	18.1
Cameron International	Apr. 2021	US	1	44	5.6
The McLaren Group	Apr. 2021	UK	3	841	18.1
Trafalgar Court	Sep. 2021	C.I.	1	114	7.6
Pilot Point Steel	Oct. 2021	US	2	166	13.6
Walmart Learning Center	Oct. 2021	US	1	90	5.5
Promess	Dec. 2021	US	3	68	13.8
Thetford Corporation	Dec. 2021	US & NETH	4	483	13.8
PFB Corporation	Dec. 2021	CAN & US	8	604	18.8
Executive Mailing Service	Apr. 2022	US	1	175	14.1
Caledonia House	May 2022	UK	1	67	10.6
Momentum Manufacturing Group	Jun. 2022	US	1	58	19.3
Wallgreens Boots Alliance Inc.	Jan. 2023	UK	8	324	11.3
Total			317	39,551	7.8
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of March 31, 2023.

.

Leasing Activity
During the first quarter of 2023, we executed seven lease renewals with existing tenants, including the previously announced lease with Rheinmetall totaling approximately 0.7 million square feet and $6.8 million per year in net new straight-line rent ($39.6 million over the new weighted-average remaining lease term). The overall changes in rental rates per square foot were not significant.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Net (loss) Income Attributable to Common Stockholders
Net loss attributable to common stockholders was $6.0 million for the three months ended March 31, 2023, as compared to a net income of $5.5 million for the three months ended March 31, 2022. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants was $94.3 million and $97.1 million for the three months ended March 31, 2023 and 2022, respectively. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The decrease in revenue from tenants was primarily driven by the year-over-year change in foreign exchange rates.
During the three months ended March 31, 2023 there were decreases of 9.4% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and 4.4% in the Euro (“EUR”) to USD, when compared to the same period last year. On a constant currency basis, applying the average monthly currency rates from the first quarter of 2022, revenues for the first quarter of 2023 would have been up by $3.2 million to $97.5 million.
Property Operating Expenses
Property operating expenses were $8.1 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. These costs primarily consist of property insurance and real estate taxes on our properties, most of which are generally reimbursable by our tenants. The main exceptions are properties leased to the Government Services Administration, which do not require the tenant to reimburse the costs. The increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the three months ended March 31, 2023 of 9.4% in the average exchange rate for GBP to USD and 4.4% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $10.1 million for the three months ended March 31, 2023 and 2022. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. The Advisor did not earn any Incentive Compensation during the quarters ended March 31, 2023 or 2022 and the Variable Base Management Fee did not materially change in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Operating fees to related parties are not impacted by changes in currency exchange rates.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on our property management agreement with the Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023 and 2022, property management fees were $1.7 million and $1.8 million, respectively. Included in property management fees for the three months ended March 31, 2023 and 2022 are lease commission expenses of $0.2 million and $86,133, respectively, which are being amortized over the terms of the related leases. For additional information on leasing commissions earned by our Property Manager, see Note 11 — Related Party Transactions to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Impairment Charges
We did not record any impairment charges in the first quarter of 2023. In the first quarter of 2022, we recorded an impairment charge of $0.2 million based on the estimated selling price of a property, less estimated transaction costs.

Acquisition, Transaction and Other Costs
We recognized $0.1 million and $8,000 of acquisition, transaction and other costs during the three months ended March 31, 2023 and 2022, respectively.
General and Administrative Expenses
General and administrative expenses were $5.7 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.3 million to the Advisor under the Advisory Agreement for each of the three months ended March 31, 2023 and 2022, respectively. The overall increase in general and administrative expenses was primarily a result of higher legal and other costs in the quarter ended March 31, 2023 of approximately $1.7 million, which were attributable to the proxy contest and related litigation with Blackwells described herein. There were no similar costs in the quarter ended March 31, 2022. We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the proxy contest and related litigation for the foreseeable future in 2023.
Equity-Based Compensation
During the three months ended March 31, 2023 and 2022, we recognized equity-based compensation expense of $2.9 million and $2.7 million, respectively. Equity-based compensation in both periods consists of (i) expense related to our multi-year outperformance agreement entered into with the Advisor in June 2021 (the “2021 OPP”); (ii) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and; (iii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors. The increase in equity-based compensation expense was due to the impact of additional amortization expense recorded for grants of Restricted Shares and RSUs that occurred during the second quarter of 2022. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $37.0 million and $39.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in the first quarter of 2023 as compared to the first quarter of 2022 was due to decreases during the three months ended March 31, 2023 of 9.4% in the average exchange rate for GBP to USD and 4.4% in the EUR to USD, when compared to the same period last year, partially offset by additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions made in the first quarter of 2023 and the full-quarter impact of property acquisitions made during the year ended December 31, 2022.
Interest Expense
Interest expense was $27.0 million and $24.1 million for the three months ended March 31, 2023 and 2022, respectively. The net amount of our total gross debt outstanding was $2.5 billion as of March 31, 2023 and 2022, however, the weighted-average effective interest rate of our total debt increased from 3.4% as of March 31, 2022 to 4.4% as of March 31, 2023.
The increase in interest expense was partially offset by decreases during the three months ended March 31, 2023 of 9.4% in the average exchange rate for GBP to USD and 4.4% in the average exchange rate for EUR to USD, when compared to the same period last year. As of March 31, 2023, approximately 22.0% of our total debt outstanding was denominated in EUR, 18.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in Canadian Dollars (“CAD”). As of March 31, 2022, approximately 26% of our total debt outstanding was denominated in EUR 17% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2023, approximately 50% of our total debt outstanding was secured and 50% was unsecured, the latter including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Foreign Currency and Interest Rate Impact on Operations
The loss of $1.7 million on derivative instruments for the three months ended March 31, 2023 and the gain of $4.6 million on derivative instruments for the three months ended March 31, 2022, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended March 31, 2023, the loss on derivative instruments consisted of unrealized losses of $2.6 million and realized gains of $0.9 million. For the three months ended March 31, 2022, the gain on derivative instruments consisted of unrealized gains of

$4.2 million and realized gains of $0.4 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $2.7 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively.
Cash Flows from Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities was $63.0 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the three months ended March 31, 2023 reflect net loss of $0.9 million, adjusted for non-cash items of $44.4 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation and unrealized gains on foreign currency transactions, derivatives and other). In addition, operating cash flow was impacted by lease incentive and commission payments of $1.6 million and an increase of $21.1 million in working capital items due to a decrease in prepaid expenses and other assets of $8.8 million, an increase in accounts payable and accrued expenses of $2.9 million and an increase in prepaid rent of $9.4 million.

During the three months ended March 31, 2022, net cash provided by operating activities was $61.8 million. Cash flows provided by operating activities during the three months ended March 31, 2022 reflect net income of $10.5 million, adjusted for non-cash items of $39.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other, and impairments). In addition, operating cash flow was impacted by the receipt of a $9.0 million termination fee from a tenant, an increase of $5.4 million in working capital items and lease incentive and commission payments of $2.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 of $88.8 million consisted of property acquisitions of $81.4 million and capital expenditures of $7.4 million.
Net cash used in investing activities during the three months ended March 31, 2022 of $1.8 million was due to capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities of $39.5 million during the three months ended March 31, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $91.0 million, partially offset by net payments of mortgage notes payable of $4.6 million, dividends paid to common stockholders of $41.7 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) of $3.1 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) of $2.0 million and distributions to non-controlling interest holders of $0.1 million.

Net cash used in financing activities of $23.4 million during the three months ended March 31, 2022 was a result of net payments of mortgage notes payable of $14.1 million, dividends paid to common stockholders of $41.6 million, dividends paid to holders of our Series A Preferred Stock, of $3.1 million, dividends paid to holders of our Series B Preferred Stock, of $1.9 million and distributions to non-controlling interest holders of $0.1 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $35.0 million and net proceeds from the issuance of Series B Preferred Stock of $2.4 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $119.2 million and $103.3 million, respectively. See discussion above for how our cash flows from various sources impacted our cash. We are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $24.7 million as of March 31, 2023) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom.
Management expects that cash generated from operations (see Consolidated Cash Flow Statements in our consolidated financial statements included in this Quarterly Report on Form 10-Q) supplemented by our existing cash will be sufficient to fund, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, as well as anticipated capital expenditures. During the three months ended March 31, 2023, cash used to pay 100% of our dividends was generated from cash flows provided by operations.
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
Acquisitions and Dispositions —Three Months Ended March 31, 2023
During the three months ended March 31, 2023 we acquired eight properties for $81.4 million, including capitalized acquisition costs. During the three months ended March 31, 2023 we did not sell any properties.
Acquisitions and Dispositions Subsequent to March 31, 2023 and Pending Transactions
We did not acquire or dispose of any properties subsequent to March 31, 2023.
We have signed one non-binding letter of intent (“LOI”) to dispose of one property for sale price of $50.0 million. The LOI is subject to conditions and there can be no assurance we will be able to complete this disposition on its contemplated terms, or at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the three months ended March 31, 2023, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock

ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million.
During the three months ended March 31, 2023, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of March 31, 2023 and December 31, 2022, we had total debt outstanding of $2.5 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.4% and 4.0%, respectively.
As of March 31, 2023, 67.0% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 3.9% per annum. As of March 31, 2023, 33.0% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 5.3% per annum. The total gross carrying value of unencumbered assets as of March 31, 2023 was $2.2 billion, of which approximately $1.3 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings. We do not have hedging in place for the non-U.S. portion of the Revolving Credit Facility. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 58.3% and 56.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2023 and December 31, 2022, respectively. The increase was primarily due to additional borrowings under the Revolving Credit Facility in the quarter ended March 31, 2023 (see Credit Facility below for details). See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of March 31, 2023. As of March 31, 2023, the weighted-average maturity of our indebtedness was 3.7 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
On December 16, 2020, we, together with the OP, issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). As of March 31, 2023, and December 31, 2022, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $493.5 million and $493.1 million, respectively, which is net of $6.5 million and $6.9 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of March 31, 2023, we had secured mortgage notes payable of $1.2 billion, net of mortgage discounts and deferred financing costs. Repayments of principal under the mortgage loan secured by all of our properties located in the United Kingdom (the “United Kingdom Properties - Bulk Loan”) began in October 2020. All of our other mortgage loans require payment of interest-only with the principal due at maturity. During the first quarter of 2023 we made the scheduled principal payment on the United Kingdom Properties - Bulk Loan of $4.6 million with cash on hand.
Total principal of $250.1 million is due on our mortgages during 2023, of which $56.0 million is due during the second quarter of 2023 and $194.0 million is due during the third quarter of 2023. This indebtedness maturing in calendar year 2023 bears interest at a weighted rate of 3.3% per annum. Please see below for a subsequent event update on these maturities:
•On May 5, 2023 we repaid the mortgage loan that encumbered our five properties in Germany, which had a balance of €51.4 million ($56.0 million) as of March 31, 2023. The repayment was fully funded with additional borrowings in EUR under the Revolving Credit Facility and the five properties in Germany were added to the borrowing base of the Revolving Credit Facility. The interest rates on the mortgage loan that was repaid and the Revolving Credit Facility were 3.6% and 5.5% as of March 31, 2023, respectively. The loan balance was approximately $56.7 million using the exchange rate on the date of repayment.

•In April 2023, we made our scheduled principal repayment of £3.8 million ($4.7 million using the exchange rate on the date of repayment) on its United Kingdom Properties - Bulk Loan, which reduced the balance to approximately £153.1 million (approximately $191.4 million as of the end of April 2023) after the payment. We expect to repay the entire remaining principal amount of the United Kingdom Properties - Bulk Loan in May 2023, after the filing of this Quarterly Report on Form 10-Q. This mortgage loan encumbers 41 of our properties in the U.K. and had a balance of £156.9 million ($194.0 million) as of March 31, 2023. We intend to fund the repayment with additional borrowings in GBP under the Revolving Credit Facility and the 41 properties in the U.K. are expected to be added to the borrowing base of the Revolving Credit Facility. The interest rates on the mortgage loan that will be repaid and the Revolving Credit Facility were 3.2% and 5.5% as of March 31, 2023, respectively.

Credit Facility
As of March 31, 2023 and December 31, 2022, outstanding borrowings under our Revolving Credit Facility were $767.9 million and $670.0 million, respectively. The additional borrowings were primarily used for acquisitions in the first quarter of 2023, with the remainder used for general corporate purposes. As of March 31, 2023, approximately $65.2 million was available for future borrowings under the Revolving Credit Facility.
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
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of March 31, 2023, the Credit Facility had a weighted-average effective interest rate of 5.5% after giving effect to interest rate swaps in place.
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

The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. As noted above, we are required to maintain unrestricted cash and cash equivalents (or amounts available for future borrowings under credit facilities, such as the Credit Facility) in an amount sufficient to meet our actual and contingent liabilities under a limited unsecured corporate guaranty by us of £20.0 million (approximately $24.7 million as of March 31, 2023) of the obligations under a mortgage loan secured by 41 of the properties located in the United Kingdom. Also, we have a $7.4 million letter of credit held by lenders which were put in place to cure cash trap sweep events under one of our mortgages (see “— Covenants —Multi-Tenant Mortgage Loan III” section below for additional information on this letter of credit). These letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, CAD, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Covenants
As of March 31, 2023, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2023, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of March 31, 2023. The event triggering the cash sweep was not, however, an event of default. During the first quarter of 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of a DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement we can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter increased by $1.3 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022. The DSCR Sweep Trigger remained in place for the quarters ended December 31, 2022 and March 31, 2023 and we intend to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.2 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and we expect to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as we restore compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of March 31, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed, an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses, including general and administrative expenses incurred for our 2023 proxy contest and related Blackwells litigation (as described herein), negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(5,989)	$5,483
Impairment charges	—	230
Depreciation and amortization	37,029	39,889
Gain on dispositions of real estate investments	—	—
FFO (as defined by NAREIT) attributable to common stockholders (1)	31,040	45,602
Acquisition, transaction and other costs	99	8
Loss on extinguishment of debt	—	—
Core FFO attributable to common stockholders (1)	31,139	45,610
Non-cash equity-based compensation	2,925	2,727
Non-cash portion of interest expense	2,085	2,596
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	955	330
Straight-line rent	(1,888)	(2,853)
Straight-line rent (rent deferral agreements) (2)	—	(120)
Eliminate unrealized gains on foreign currency transactions (3)	2,647	(4,210)
Amortization of mortgage discounts	227	251
Expenses attributable to 2023 proxy contest and related litigation (4)	1,716	—
AFFO attributable to common stockholders (1)	$39,806	$44,331

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$31,040	$45,602
Core FFO attributable to common stockholders	$31,139	$45,610
AFFO attributable to common stockholders	$39,806	$44,331
_________
(1)FFO, Core FFO and AFFO for the three months ended March 31, 2022 include income from a lease termination fee of $0.3 million, which is recorded in Revenue from tenants in the consolidated statement of operations. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
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
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2023, the loss on derivative instruments was $1.7 million, which consisted of unrealized losses of $2.6 million and realized gains of $0.9 million. For the three months ended March 31, 2022, the gain on derivative instruments was $4.6 million, which consisted of unrealized gains of $4.2 million and realized gains of $0.4 million.
(4)Amount relates to general and administrative expenses incurred for the Company’s 2023 proxy contest and related Blackwells litigation (as described herein). The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its AFFO for this amount.

Constant Currency Revenue Reconciliation

(In thousands)	Three Months Ended March 31, 2023
Revenue from tenants	$94,332
Foreign currency translation impact (using foreign currency exchange rates from Q1 2022)	3,176
Revenue from tenants, constant currency basis	$97,508

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
During the three months ended March 31, 2023 and the year ended December 31, 2022, we paid dividends on our common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stock holders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on our Series B Preferred Stock accrue in an amount equal to $0.429688 per share per quarter to Series B Preferred Stockholders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our board of directors. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock and Series B Preferred Stock become part of the liquidation preference thereof.
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
The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended March 31, 2023

(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,658
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	2,018
Distributions to holders of LTIP Units	100
Total dividends and distributions	$46,857

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,857	100.0%
Total sources of dividend and distribution coverage	$46,857	100.0%

Cash flows provided by operations (GAAP basis)	$63,015

Net loss (in accordance with GAAP)	$(890)

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 5.0%. To help mitigate the adverse impact of inflation, approximately 94.9% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of March 31, 2023, based on straight-line rent, approximately 60.5%, are fixed-rate with increases averaging 1.7%, 27.1% are based on the Consumer Price Index, subject to certain caps, 7.0% are based on other measures, and 5.4% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 10 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, except for the below risk factor, and we direct your attention to those risk factors.
We are subject to risks associated with proxy contests and other actions of activist stockholders.
On October 24, 2022, Blackwells Onshore I LLC (“Blackwells Onshore”) (together with its affiliates, “Blackwells”) delivered a purported notice of intent to nominate two candidates for election to our board of directors at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and to submit six non-binding proposals at the 2023 Annual Meeting. We have advised Blackwells that its notice did not satisfy the requirements for notice of these matters set forth in our bylaws and that we intend to exclude them from being considered at the 2023 Annual Meeting. Blackwells subsequently filed a preliminary proxy statement with the SEC relating to the solicitation of our shareholders in favor of its purported nominees and proposals.
We and Blackwells have each filed complaints related to the purported nominations and proposals and related matters. The outcome of this ongoing litigation is uncertain and we will likely continue to incur substantial expenses associated with the litigation as well as any resulting proxy contest. The litigation could also be costly, time consuming and distracting. Further, a court may require us to consider Blackwell’s nominees and proposals at the 2023 Annual Meeting. The proxy statement we filed with the SEC on April 10, 2023 did not contain the names of Blackwell’s purported nominees. If the court determines that Blackwells’ purported nominations are valid, we would have to discard any proxy cards received from the GOLD proxy card accompanying the proxy statement that was mailed to stockholders on April 11, 2023. We would then be required to furnish universal proxy cards including the candidates nominated by Blackwells.
In addition, a proxy contest, unsolicited takeover or other form of stockholder activism or related activities on the part of Blackwells or another stockholder, including in the event that we are required to consider Blackwells’ nominees and proposals at the 2023 Annual Meeting, could adversely affect our business for a number of reasons, including, without limitation, the following:
a.responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our Advisor;
b.stockholder activism or actual or potential changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, clients and financing sources. If potential or existing sellers of properties, clients or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected;
c.we may suffer damage to our reputation or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the trading price of our securities; and
d.if the nominees advanced by an activist stockholder were to be elected to our board of directors with a specific agenda, it could adversely affect our ability to effectively and timely run our business or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.
Proxy contests and related litigation may also cause our stock price to experience periods of volatility based upon temporary or speculative market perceptions or other factors that do not necessarily reflect our underlying fundamentals and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no sales of unregistered equity securities made during the quarter ended March 31, 2023.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended March 31, 2023.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Dated: May 10, 2023