Form 10-Q
period 2023-06-30
Global Net Lease, Inc.
filed 2023-08-03
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2023, the registrant had 104,430,600 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments, at cost (Note 3):
Land	$505,202	$494,101
Buildings, fixtures and improvements	3,347,831	3,276,656
Construction in progress	37,262	26,717
Acquired intangible lease assets	727,678	689,275
Total real estate investments, at cost	4,617,973	4,486,749
Less accumulated depreciation and amortization	(963,745)	(891,479)
Total real estate investments, net	3,654,228	3,595,270
Cash and cash equivalents	100,918	103,335
Restricted cash	4,268	1,110
Derivative assets, at fair value (Note 8)	27,649	37,279
Unbilled straight-line rent	77,444	73,037
Operating lease right-of-use asset (Note 10)	51,240	49,166
Prepaid expenses and other assets	50,453	64,348
Due from related parties	436	464
Deferred tax assets	2,584	3,647
Goodwill	21,556	21,362
Deferred financing costs, net	11,100	12,808
Total Assets	$4,001,876	$3,961,826

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 4)	$995,184	$1,233,081
Revolving credit facility (Note 5)	1,038,502	669,968
Senior notes, net (Note 6)	493,810	493,122
Acquired intangible lease liabilities, net	23,091	24,550
Derivative liabilities, at fair value (Note 8)	1,798	328
Due to related parties	350	1,183
Accounts payable and accrued expenses	31,265	22,889
Operating lease liability (Note 10)	22,329	21,877
Prepaid rent	28,844	28,456
Deferred tax liability	6,395	7,264
Dividends payable	5,139	5,189
Total Liabilities	2,646,707	2,507,907
Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity (Note 9):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2023 and December 31, 2022	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of June 30, 2023 and December 31, 2022	47	47
Common Stock, $0.01 par value, 250,000,000 shares authorized, 104,406,356 and 104,141,899 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,374	2,371
Additional paid-in capital	2,690,375	2,683,169
Accumulated other comprehensive income	11,593	1,147
Accumulated deficit	(1,368,678)	(1,247,781)
Total Stockholders’ Equity	1,335,779	1,439,021
Non-controlling interest	19,390	14,898
Total Equity	1,355,169	1,453,919
Total Liabilities and Equity	$4,001,876	$3,961,826
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from tenants	$95,844	$95,177	$190,176	$192,310

Expenses:
Property operating	9,033	7,798	17,179	15,258
Operating fees to related parties	10,110	10,081	20,211	20,157
Impairment charges	—	16,031	—	16,261
Merger, transaction and other costs	6,279	133	6,378	141
Settlement costs	15,084	—	15,084	—
General and administrative	10,683	3,675	16,343	7,569
Equity-based compensation	2,870	3,358	5,795	6,085
Depreciation and amortization	37,297	39,359	74,326	79,248
Total expenses	91,356	80,435	155,316	144,719
Operating income before gain on dispositions of real estate investments	4,488	14,742	34,860	47,591
Gain on dispositions of real estate investments	—	62	—	62
Operating income	4,488	14,804	34,860	47,653
Other income (expense):
Interest expense	(27,710)	(23,449)	(54,675)	(47,572)
Loss on extinguishment of debt	(404)	(342)	(404)	(342)
(Loss) gain on derivative instruments	(774)	7,798	(2,430)	12,413
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	2,439	—	2,439
Other income	1,650	549	1,716	844
Total other expense, net	(27,238)	(13,005)	(55,793)	(32,218)
Net (loss) income before income tax	(22,750)	1,799	(20,933)	15,435
Income tax expense	(3,508)	(2,515)	(6,215)	(5,610)
Net (loss) income	(26,258)	(716)	(27,148)	9,825
Preferred stock dividends	(5,099)	(5,131)	(10,198)	(10,189)
Net loss attributable to common stockholders	$(31,357)	$(5,847)	$(37,346)	$(364)

Basic and Diluted Loss Per Share:
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.30)	$(0.06)	$(0.36)	$(0.01)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	104,148,850	103,649,308	103,966,910	103,622,891

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(26,258)	$(716)	$(27,148)	$9,825

Other comprehensive income (loss)
Cumulative translation adjustment	10,812	(27,747)	17,332	(38,032)
Designated derivatives, fair value adjustments	(2,921)	2,924	(6,886)	12,972
Other comprehensive income (loss)	7,891	(24,823)	10,446	(25,060)

Comprehensive loss	(18,367)	(25,539)	(16,702)	(15,235)

Preferred Stock dividends	(5,099)	(5,131)	(10,198)	(10,189)

Comprehensive loss attributable to common stockholders	$(23,466)	$(30,670)	$(26,900)	$(25,424)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Settlement costs to be paid with Common Stock (Note 9)	—	—	—	—	—	—	6,252	—	—	6,252	—	6,252
Common stock issuance costs	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared:
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(83,351)	(83,351)	—	(83,351)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(4,036)	(4,036)	—	(4,036)
Equity-based compensation, net of forfeitures	—	—	—	—	293,514	3	1,300	—	—	1,303	4,492	5,795
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(29,057)	—	(321)	—	—	(321)	—	(321)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(200)	(200)	—	(200)
Net loss	—	—	—	—	—	—	—	—	(27,148)	(27,148)	—	(27,148)
Cumulative translation adjustment	—	—	—	—	—	—	—	17,332	—	17,332	—	17,332
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(6,886)	—	(6,886)	—	(6,886)
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169

	Three Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2023	6,799,467	$68	4,695,887	$47	104,157,910	$2,371	$2,683,827	$3,702	$(1,295,547)	$1,394,468	$17,144	$1,411,612
Settlement costs to be paid with Common Stock (Note 9)	—	—	—	—	—	—	6,252	—	—	6,252	—	6,252
Common stock issuance costs	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,674)	(41,674)	—	(41,674)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Equity-based compensation, net of forfeitures	—	—	—	—	277,503	3	621	—	—	624	2,246	2,870
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(29,057)	—	(321)	—	—	(321)	—	(321)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	—	—	—	—	—	(26,258)	(26,258)	—	(26,258)
Cumulative translation adjustment	—	—	—	—	—	—	—	10,812	—	10,812	—	10,812
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(2,921)	—	(2,921)	—	(2,921)
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	—	—	(46)	—	—	(46)	—	(46)
Issuance of Series B Preferred Stock, net	—	—	181,819	2	—	—	4,467	—	—	4,469	—	4,469
Dividends declared:										—		—
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(83,172)	(83,172)	—	(83,172)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(4,027)	(4,027)	—	(4,027)
Equity-based compensation, net of forfeitures	—	—	—	—	228,743	2	1,591	—	—	1,593	4,492	6,085
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(31,823)	—	(429)	—	—	(429)	—	(429)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(200)	(200)	—	(200)
Net Income	—	—	—	—	—	—	—	—	9,825	9,825	—	9,825
Cumulative translation adjustment	—	—	—	—	—	—	—	(38,032)	—	(38,032)	—	(38,032)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	12,972	—	12,972	—	12,972
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918

	Three Months Ended June 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2022	6,799,467	$68	4,601,277	$46	103,909,713	$2,369	$2,678,030	$15,309	$(1,108,645)	$1,587,177	$8,161	$1,595,338
Issuance of Common Stock, net	—	—	—	—	—	—	(46)	—	—	(46)	—	(46)
Issuance of Series B Preferred Stock, net	—	—	84,435	1	—	—	2,072	—	—	2,073	—	2,073
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,606)	(41,606)	—	(41,606)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,050)	(2,050)	—	(2,050)
Redemption of OP Units	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	219,482	2	1,110	—	—	1,112	2,246	3,358
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(31,823)	—	(429)	—	—	(429)	—	(429)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net Income	—	—	—	—	—	—	—	—	(716)	(716)	—	(716)
Cumulative translation adjustment	—	—	—	—	—	—	—	(27,747)	—	(27,747)	—	(27,747)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	2,924	—	2,924	—	2,924
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(27,148)	$9,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,981	48,956
Amortization of intangibles	26,345	30,292
Amortization of deferred financing costs	4,168	4,932
Amortization of mortgage discounts	464	489
Amortization of below-market lease liabilities	(1,638)	(1,923)
Amortization of above-market lease assets	3,452	2,088
Amortization related to right-of-use assets	438	438
Amortization of lease incentives and commissions	861	590
Unbilled straight-line rent	(3,674)	(5,195)
Termination fee receipt	—	9,003
Equity-based compensation	5,795	6,085
Unrealized gains on foreign currency transactions, derivatives, and other	4,278	(10,531)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(2,440)
Loss on extinguishment of debt	404	342
Gain on disposition of real estate investments	—	(62)
Lease incentive and commission payments	(2,374)	(3,130)
Impairment charges	—	16,261
Settlement costs to be paid with common stock	6,252	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	15,172	1,369
Accounts payable and accrued expenses	3,194	(1,136)
Prepaid rent	388	(360)
Net cash provided by operating activities	84,358	105,893
Cash flows from investing activities:
Investment in real estate and real estate related assets	(81,362)	(33,894)
Deposits for real estate investments	—	—
Capital expenditures	(11,157)	(4,780)
Proceeds from disposition of real estate investment	—	3,230
Net cash used in investing activities	(92,519)	(35,444)
Cash flows from financing activities:
Borrowings under revolving credit facilities	355,983	78,766
Principal payments on mortgage notes payable	(257,529)	(18,877)
Payments on early extinguishment of debt charges	(169)	—
Common shares repurchased upon vesting of restricted stock	(321)	(429)
Common Stock issuance costs	(25)	(46)
Series B Preferred Stock issuance proceeds, net	—	4,469
Payments of financing costs	—	(10,116)
Dividends paid on Common Stock	(83,322)	(83,124)
Dividends paid on Series A Preferred Stock	(6,162)	(6,162)
Dividends paid on Series B Preferred Stock	(4,036)	(3,948)
Distributions to non-controlling interest holders	(200)	(200)
Net cash provided by (used in) financing activities	4,219	(39,667)
Net change in cash, cash equivalents and restricted cash	(3,942)	30,782
Effect of exchange rate changes on cash	4,683	(6,956)
Cash, cash equivalents and restricted cash, beginning of period	104,445	93,311
Cash, cash equivalents and restricted cash, end of period	$105,186	$117,137

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents, end of period	$100,918	$111,211
Restricted cash, end of period	4,268	5,926
Cash, cash equivalents and restricted cash, end of period	$105,186	$117,137

Non-Cash Activity:
Term Loan converted to Revolving Credit Facility	$—	$268,511
Loss on extinguishment of debt	235	—
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023, the Company owned 317 properties consisting of 39.6 million rentable square feet, which were 97.7% leased, with a weighted-average remaining lease term of 7.6 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2023, 60% of the Company’s properties were located in the U.S. and Canada and 40% were located in Europe. In addition, as of June 30, 2023, the Company’s portfolio was comprised of 55% industrial/distribution properties, 40% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2023. The straight-line rent includes amounts for tenant concessions.
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
Proposed Merger and Internalization
On May 23, 2023, the Company, the OP, The Necessity Retail REIT, Inc., a Maryland corporation (“RTL”), The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (“RTL OP”), Osmosis Sub I, LLC, a Maryland limited liability company and wholly-owned subsidiary of GNL (“REIT Merger Sub”), and Osmosis Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the OP (“OP Merger Sub”), entered into an Agreement and Plan of Merger (the “REIT Merger Agreement”). Subject to the terms and conditions of the REIT Merger Agreement, at the effective time of the merger (the “REIT Merger Effective Time”), RTL will merge with and into REIT Merger Sub, with REIT Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “REIT Merger”), and OP Merger Sub will merge with and into RTL OP, with RTL OP continuing as the surviving entity (the “OP Merger,” and, together with the REIT Merger, the “Merger”). The Company also entered into an agreement to internalize the advisory and property management functions of the combined companies through a series of mergers with the advisors and property managers for each of the Company and RTL (the “Internalization Merger,” and, together with the REIT Merger and the OP Merger, the “Proposed Transactions”). The Proposed Transactions are conditional upon one another and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes.
BMO Capital Markets Corp. (“BMO”), the financial advisor to the Company with respect to the Proposed Transactions will be paid an aggregate fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remainder of which is payable upon consummation of the Proposed Transactions. In addition, the Company paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. The Company has also agreed to reimburse BMO for certain of its expenses and to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
The REIT Merger
Subject to the approval of holders of the Company’s common stock, par value $0.01 per share (“Common Stock”) as of August 8, 2023, at a special meeting of shareholders on September 8, 2023 (and any adjournment or postponement thereof), at the REIT Merger Effective Time, each issued and outstanding share of RTL’s Class A common stock, par value $0.01 per share (“RTL Class A Common Stock”) (or fraction thereof), will be converted into the right to receive 0.670 shares (the “Exchange Ratio”) of validly issued, fully paid and non-assessable shares of the Company’s Common Stock. From and after the REIT

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Merger Effective Time, all shares of RTL Class A Common Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of RTL Class A Common Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
At the REIT Merger Effective Time, each issued and outstanding share of RTL’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series A Preferred Stock”) and each issued and outstanding share of RTL’s 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series C Preferred Stock”), will automatically be converted into the right to receive from the Company one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, (“Series E Preferred Stock”) respectively, which will have substantially identical powers, preferences, privileges, and rights as the RTL Series A Preferred Stock and the RTL Series C Preferred Stock, respectively. From and after the REIT Merger Effective Time, all shares of RTL Series A Preferred Stock and RTL Series C Preferred Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of RTL Series A Preferred Stock and RTL Series C Preferred Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
Following the REIT Merger Effective Time and prior to the OP Merger, REIT Merger Sub will distribute its general partnership interests in RTL OP to the Company. The Company, in turn, will contribute its general partnership interest to the OP and, in turn, the OP will contribute the general partnership interests to a newly formed limited liability company that will be wholly owned by the OP (“Newco GP, LLC”). At the effective time of the OP Merger (the “OP Merger Effective Time”), by virtue of the OP Merger and without any further action on the part of the OP, (i) Newco GP, LLC will be the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of RTL OP (the “RTL OP Preferred Units”) held by REIT Merger Sub immediately after the REIT Merger Effective Time will be cancelled and no payment will be made with respect thereto; (iii) the OP will continue as the sole limited partner of RTL OP; and (iv) each OP unit held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the OP Merger Effective Time will automatically be converted into new OP units in an amount equal to (x) one (1), multiplied by (y) the Exchange Ratio, and each holder of new OP units will be admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. Immediately after the OP Merger Effective Time, Newco GP, LLC will be the general partner and the OP will be the limited partner of RTL OP.
As part of the REIT Merger, the Company would also issue common shares (adjusted for the Exchange Ratio) for RTL RSU's and RTL LTIP Units (as defined below), as well as for the Company’s LTIP Units, outstanding at the time of the REIT Merger (See further discussion in “RTL Restricted Shares and RTL LTIP Units” and “LTIP Units” below).
RTL and the Company Loan and Financing Agreements
As required by the REIT Merger Agreement, the Company will assume all of RTL’s indebtedness and repay all amounts outstanding under RTL’s credit facility. The Company intends to either amend or refinance the Company’s Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) to increase the proceeds available under the facility. The Company is expected to exercise the existing “accordion feature” on the Credit Facility and increase the commitments under the Credit Facility by $500.0 million to facilitate the repayment of RTL’s Credit Facility and to create additional availability after the transactions are completed.
In addition, prior to the REIT Merger Effective Time, (i) RTL is required to seek lender consents with respect to the applicable terms of the with respect to the applicable terms of the following agreements: (A) the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of RTL OP, as borrowers, as amended to date (the “RTL SocGen and UBS Loan Agreement”), and (B) the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date (the “RTL Column Loan Agreement” and, together with the RTL SocGen and UBS Loan Agreement, the “RTL CMBS”) to the extent required to permit RTL and RTL OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement, and (ii) the Company is required to seek lender consents with respect to the applicable terms of the following agreements: (A) the Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of the OP listed on Schedule I attached thereto, as borrowers, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lenders, as amended to date (the “GNL Column Citi Loan Agreement”), (B) the Loan Agreement, dated as of April 12, 2019, by and among the borrowers party thereto, and Column Financial Inc. and Société Générale Financial Corporation, as lenders, as amended to date (the “GNL Column SocGen Loan Agreement”), and (C) the Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender, as amended to date (the “GNL KeyBank Loan Agreement” and, together with the GNL Column Citi Loan Agreement and GNL

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Column SocGen Loan Agreement, the “GNL CMBS”) to the extent required to permit the Company and the OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement.
The Internalization Merger
Concurrently with the execution of the REIT Merger Agreement, on May 23, 2023, the Company entered into a merger agreement for a transaction known as an “Internalization” (the “Internalization Merger Agreement”) with GNL Advisor Merger Sub LLC, a Delaware limited liability company, GNL PM Merger Sub LLC, a Delaware limited liability company, RTL Advisor Merger Sub LLC, a Delaware limited liability company, RTL PM Merger Sub LLC, a Delaware limited liability company, the OP, RTL, and RTL OP on the one hand, and AR Global, Global Net Lease Special Limited Partnership, LLC, a Delaware limited liability company (“GNL SLP”), Necessity Retail Space Limited Partner, LLC, (“RTL SLP”) a Delaware limited company, the Advisor, Necessity Retail Advisors, LLC, a Delaware limited liability company (“RTL Advisor”), the Property Manager, and Necessity Retail Properties, LLC, a Delaware limited liability company (“RTL Property Manager”), on the other hand.
Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the combined company immediately following consummation of the Internalization Merger, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the Advisor pursuant to the Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among the Company, the OP and the Advisor (as amended pursuant to First Amendment, dated as of August 14, 2018, Second Amendment, dated as of November 6, 2018, Third Amendment, dated as of May 6, 2020, and Fourth Amendment, dated as of May 6, 2021, the “Advisory Agreement”), (ii) the Company’s existing arrangement for property management services provided by the Property Manager pursuant to the Property Management and Leasing Agreement, dated as of April 20, 2012, by and among the Company, the OP and the Property Manager (as amended pursuant to First Amendment, dated as of October 27, 2017, Second Amendment, dated as of February 27, 2018, and Third Amendment, dated as of February 27, 2019, the “Property Management Agreement”), (iii) RTL’s existing arrangement for advisory management services provided by RTL Advisor pursuant to the Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among RTL, RTL OP and American Finance Advisors LLC (now known as RTL Advisor) (as amended pursuant to Amendment No. 1, dated as of July 19, 2018, Amendment No. 2, dated as of March 18, 2019, Amendment No. 3, dated as of March 30, 2020, and Amendment No. 4, dated as of January 13, 2021, the “RTL Advisory Agreement”), and (iv) RTL’s existing arrangement for property management services provided by RTL Property Manager pursuant to the Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among RTL, RTL OP and American Finance Properties, LLC (now known as RTL Property Manager) (as amended pursuant to First Amendment, dated as of December 8, 2017, and Second Amendment, dated November 4, 2020, the “RTL Property Management Agreement”). All assets and contracts (including leases) necessary or desirable in the judgment of the Company and RTL to conduct the business of the Company and RTL and all desired employees will be placed into subsidiaries of AR Global that will be merged with subsidiaries of the Company upon the effective time of the Internalization Merger.
As consideration for the transactions contemplated by the Internalization Merger Agreement, the Company will issue 29,614,825 shares of its Common Stock valued in the aggregate at $325.0 million to AR Global (the “Advisor Parent Shares”) and cash in an amount equal to $50.0 million. The number of Advisor Parent Shares issued in respect of the Internalization Merger was valued based on the Company’s 5-day volume-weighted average price as of market close on May 11, 2023. The Company intends to agree, pursuant to the Registration Rights and Stockholder Agreement, to register the Advisor Parent Shares for resale under the Securities Act, pursuant to the terms and conditions (including limitations) thereof. Following the completion of the Internalization Merger, the Advisory Agreement and Property Management Agreement will be terminated.
RTL Restricted Shares and RTL LTIP Units
Except with respect to the RTL Restricted Shares granted between the execution of the REIT Merger Agreement and the REIT Merger Effective Time, as of one business day immediately prior to the REIT Merger Effective Time, each RTL Restricted Share granted to a member of the RTL board of directors under the RTL 2018 Plan that is outstanding as of immediately prior to the REIT Merger Effective Time (whether or not then vested) will automatically become fully vested, and all restrictions with respect thereto will lapse. Each share of RTL Class A Common Stock resulting from the vesting of the RTL Restricted Shares will be treated the same as other shares of RTL Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time, and will be converted into the right to receive shares of Common Stock based on the Exchange Ratio. After completing RTL’s annual meeting of stockholders, each RTL’s independent directors was granted RTL Restricted Shares as part of the annual grants, with such RTL Restricted Shares to be subject to one year vesting. The RTL Restricted Shares and will convert into shares of Common Stock at the REIT Merger Effective Time in the same manner as the unvested RTL Restricted Stock held by non-directors of RTL (as described below).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Also as of one business day immediately prior to the REIT Merger Effective Time, all other RTL Restricted Shares outstanding as of immediately prior to the REIT Merger Effective Time including any RTL Restricted Shares issued on conversion of RTL LTIP Units will cease to relate to or represent any right to receive RTL Class A Common Stock and will be assumed by the Company and automatically converted, at the REIT Merger Effective Time, into restricted stock units in respect of shares of Common Stock (“RSUs”) equal to the product of (x) the number of shares of RTL Class A Common Stock underlying the applicable award of RTL Restricted Shares as of immediately prior to such conversion, multiplied by (y) the Exchange Ratio, with each such award of RTL Restricted Shares so converted into RSUs otherwise subject to the same terms and conditions as were applicable to the corresponding award of RTL Restricted Shares, including any applicable vesting, acceleration, and payment timing provisions, except (i) as expressly adjusted by the REIT Merger Agreement, (ii) all of the outstanding equity or equity-based awards of RTL held by Jason Doyle and other key employees (including any incremental grants made to them prior to the REIT Merger Effective Time) will fully vest as of immediately prior to the REIT Merger Effective Time, and (iii) all of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who is not offered employment by the Company on the terms and conditions set forth in the Internalization Merger Agreement will fully vest as of immediately prior to the REIT Merger Effective Time.
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing RTL 2021 Award to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, RTL Advisor will distribute a new award of RTL LTIP Units that are outstanding under the terms of the RTL 2021 Advisor Multi-Year Outperformance Award (the “RTL 2021 Award”) to RTL SLP. RTL and RTL OP will modify the RTL LTIP Units so that the award may be converted, upon the election of AR Global, into restricted shares of RTL Class A Common Stock (the “Converted RTL Restricted Shares”). Any restricted shares that are not earned will be forfeited by AR Global. As modified, upon AR Global exercising the election, RTL will immediately issue RTL SLP the Converted RTL Restricted Shares, subject to an award agreement which is substantially identical to the RTL 2021 Award, except as modified by the terms of the Internalization Merger Agreement. All conditions regarding vesting and whether the shares are earned, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned RTL LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “RTL Catch Up”). If AR Global elects to convert RTL LTIP Units into Converted RTL Restricted Shares, other than with respect to the RTL Catch Up, any dividend or distribution will be paid on the Converted RTL Restricted Shares in accordance with the provisions of the RTL 2021 Award. All Converted RTL Restricted Shares (or, if not converted, the RTL LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned Converted RTL Restricted Shares upon release of restrictions which will occur prior to the REIT Merger Effective Time, will be treated as a share of RTL Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time and will be converted into the right to receive shares of Common Stock based on the Exchange Ratio.
Fewer shares than the maximum may be issued based on the measurement provisions in the RTL 2021 Award and 2021 OPP (as defined below), which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. It is expected that both the RTL LTIP Units (following conversion to shares of RTL Class A Common Stock) and the Company’s LTIP Units will be converted or exchanged into shares of the Company’s Common Stock at or near closing of the Proposed Transactions.
LTIP Units
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, the Advisor will distribute the LTIP Units that are outstanding under the terms of the 2021 OPP to GNL SLP. The Company and the OP will modify the LTIP Units so that the award may be converted, upon the election of AR Global, into 2,500,000 RSUs. Any restricted shares that are not earned will be forfeited by the AR Global. As modified, upon AR Global exercising such election, the Company will immediately issue GNL SLP the RSUs, subject to an award agreement which is substantially identical to the 2021 OPP, except as modified by the terms of the Internalization Merger Agreement. All vesting conditions, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “GNL Catch Up”). If AR Global elects to convert LTIP Units into the RSUs, other than with respect to the GNL Catch Up, any dividend or distribution will be paid on the RSUs in accordance with the provisions of the 2021 OPP. Upon the Internalization Effective Time, all RSUs (or, if not converted, the LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned RSUs will be released from all restrictions and registered for resale on Form S-3 which the Company is required to file upon the closing of the Internalization Merger.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023(see “Recently Issued Accounting Pronouncements” section below).
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of June 30, 2023, these leases had a weighted-average remaining lease term of 7.6 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment evaluation in the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on this assessment, the Company determined that the goodwill was not impaired as of December 31, 2022. There were no material changes to this assessment as of June 30, 2023.
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
June 30, 2023
(Unaudited)
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
In addition, the Company and the other parties to the Internalization Merger Agreement agreed to modify the terms of the 2021 OPP to accelerate the timing for determining whether the award is vested and earned. This modification had no incremental value to amortize, see (see Note 1 — Organization – Proposed Merger and Internalization – LTIP Units).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entitys own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU became effective for the Company January 1, 2022, and did not have a material impact on the Company’s consolidated financial statements.
Pending Adoption as of June 30, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
preserves the presentation of derivatives consistent with past presentation. The Company has fully adopted this guidance as of June 30, 2023.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2023, and, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. All acquisitions were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2023	2022
Real estate investments, at cost:
Land	$4,757	$4,176
Buildings, fixtures and improvements	30,087	25,938
Total tangible assets	34,844	30,114
Intangibles acquired:
In-place leases	4,128	4,010
Above-market lease assets	40,964	—
Below-market lease liabilities	—	(230)
Total Intangible assets and liabilities	45,092	3,780
Right-of -use asset	1,426	—
Cash paid for acquired real estate investments	81,362	33,894
Number of properties purchased	$8	$3

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table summarizes the acquisitions by property type during the six months ended June 30, 2023:

Property Type	Number of Properties	Square Feet (unaudited)
Properties Acquired in 2023:
Office	—	—
Industrial	—	—
Distribution	—	—
Retail	8	323,730
	8	323,730
Properties Acquired in 2022:
Office	1	66,626
Industrial	2	232,600
Distribution	—	—
Retail	—	—
	3	299,226
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges on its acquired intangible assets during the three and six months ended June 30, 2023. The Company recorded impairment charges of $0.5 million on in-place intangible assets and $0.2 million on its below-market lease intangible liabilities, both associated with its real estate investments during the three and six months ended June 30, 2022.
Dispositions
During the three and six months ended June 30, 2023 the Company did not sell any properties. During the three and six months ended June 30, 2022, the Company sold one property in the U.K. for a gain of $0.1 million.
Impairment Charges
The Company did not record any impairment charges during the three and six months ended June 30, 2023.

During the three months ended June 30, 2022, the Company determined that the estimated fair value of its Sagemcom property was lower than its carrying value. As a result, the Company recorded an impairment charge of $16.0 million on this property based on the estimated selling price of the asset.

The impairment charge recorded during the six months ended June 30, 2022 of $16.3 million includes the impairment for the Sagemcom property (discussed above) as well as an impairment that was recorded in the first quarter of 2022 for the Bradford & Bingley property. The impairment on the Bradford & Bingley property was based on the estimated selling price of the asset, less estimated transaction costs.
Assets Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. The Company did not have any assets classified as assets held for sale as of June 30, 2023 and December 31, 2022.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2023 and December 31, 2022. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2023 and December 31, 2022.

Country / U.S. State	June 30, 2023	December 31, 2022
United States	59.5%	63.9%
Michigan	14.3%	15.5%
United Kingdom	22.3%	17.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 4 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2023 and December 31, 2022 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2023	December 31, 2022				Maturity
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$80,552	$79,232	3.8%	(2)	Fixed/Variable	Feb. 2024

Germany:	Germany Properties	—	—	55,140	—%	(3)	Fixed/Variable	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	130,626	128,485	1.4%		Fixed	Jun. 2024
	Total EUR denominated	8	211,178	262,857

United Kingdom:	McLaren	3	127,892	122,182	6.1%		Fixed	Apr. 2024
	United Kingdom Properties - Bulk Loan	—	—	194,320	—%	(4)	Fixed/Variable	Aug. 2023
	Total GBP denominated	3	127,892	316,502

United States:	Penske Logistics	1	70,000	70,000	4.7%	(5)	Fixed	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(5)	Fixed	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(5)	Fixed	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(5)	Fixed	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(5)	Fixed	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(5)	Fixed	Oct. 2029
	Total USD denominated	54	665,330	665,330
	Gross mortgage notes payable	65	1,004,400	1,244,689	4.1%
	Mortgage discount		(787)	(1,207)
	Deferred financing costs, net of accumulated amortization (6)		(8,429)	(10,401)
	Mortgage notes payable, net	65	$995,184	$1,233,081	4.1%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of June 30, 2023.
(3)This loan was repaid in the quarter ended June 30, 2023 and the five properties were added to the borrowing base of the Revolving Credit Facility. Prior to its repayment, the loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.
(4)This loan was repaid in the quarter ended June 30, 2023 and the 41 properties were added to the borrowing base of the Revolving Credit Facility. Prior to its repayment, the loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of June 30, 2023:

(In thousands)	Future Principal Payments (1)
2023 (remainder)	$—
2024	339,070
2025	—
2026	—
2027	162,580
2028	201,250
Thereafter	301,500
Total	$1,004,400
______
(1)Assumes exchange rates of £1.00 to $1.27 for British Pounds Sterling (“GBP”) and €1.00 to $1.09 for Euros (“EUR”) as of June 30, 2023 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of June 30, 2023 was $3.0 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) and therefore is not currently available to serve as collateral for future borrowings.
In connection with the REIT Merger, the Company expects to assume all of RTL’s mortgage notes payable, net.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2023, the Company was in compliance with all of its financial covenants under its mortgage notes payable agreements.
Benelux Properties
During the three months ended June 30, 2023, the borrower entities under the mortgage loan which is secured by 3 of our properties in Luxembourg/The Netherlands did not maintain the required loan-to-value ratio and a cash trap event under the loan occurred. The event triggering the cash sweep was not, however, an event of default. As a result, €2.4 million (approximately $2.7 million as of June 30, 2023) was swept and is being retained by the lender, which is classified in restricted cash on the Company’s consolidated balance sheet.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of June 30, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the third quarter of 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan, based upon a review conducted during the three months ended June 30, 2022, identified that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of the DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement the Company can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is recalculated and increased (but never decreased) every

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
three-month period until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $2.5 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022 and March 31, 2023. The DSCR Sweep Trigger remained in place for the quarter ended June 30, 2023 and the Company cured the cash sweep that would otherwise have resulted from such continuance by further increasing the letter of credit by an additional $0.5 million in the three months ended June 30, 2023 as required by the terms of the loan agreement. Such letter of credit is held by the lender, and the Company expects to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as the Company restores compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the quarter ended December 31, 2021, under one of the Company’s mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of June 30, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
Note 5 — Revolving Credit Facility and Term Loan, Net
The table below details the outstanding balances as of June 30, 2023 and December 31, 2022 under the credit agreement with KeyBank National Association (“KeyBank”), as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Facility”). On April 8, 2022, the Company, KeyBank and the other lender parties thereto amended and restated the Credit Facility.
Following the closing of the amendment and restatement of the Credit Facility, the Credit Facility consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The amount previously outstanding under the senior unsecured term loan facility (the “Term Loan”) was converted to the Revolving Credit Facility upon the amendment and restatement. In addition, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives the Company the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. In connection with the REIT Merger and subject to obtaining commitments from new lenders or additional commitments from participating lenders, the Company expects to exercise this “accordion feature” to increase the commitments under our Credit Facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability after the Proposed Transactions are completed.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	June 30, 2023					December 31, 2022
(In thousands)	TOTAL USD (1)	USD	GBP	EUR	CAD	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$1,038,502	$332,000	£261,000	€319,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000

Total Credit Facility	$1,038,502	$332,000	£261,000	€319,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.09 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.75 as of June 30, 2023 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.21 for GBP , €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
Credit Facility - Terms
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction pursuant to the amendment and restatement of the Credit Facility from the previously applicable spreads (see below). For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, pursuant to the amendment and restatement of the Credit Facility, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of June 30, 2023, the Credit Facility had a weighted-average effective interest rate of 6.1% after giving effect to interest rate swaps in place.
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
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the amendment and restatement of the Credit Facility also included amendments to provisions governing the calculation of the value of the borrowing base. As of June 30, 2023, approximately $273.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP or Swiss Francs. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. In the event of a default, lenders have the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered debt service coverage and minimum net worth. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Facility.
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
Note 6 — Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (the “Indenture”). As of June 30, 2023 and December 31, 2022, the carrying amount of the Senior Notes on the Company’s consolidated balance sheets totaled $493.8 million and $493.1 million, respectively, which is net of $6.2 million and $6.9 million of deferred financing costs, respectively. The Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the Senior Notes, which began to accrue on December 16, 2020, is payable semi-annually in arrears on June 15 and December 15 of each year.
As of June 30, 2023, the Company was in compliance with the covenants under the Indenture governing the Senior Notes.
In connection with the REIT Merger, the Company has agreed to assume RTL’s senior notes. We plan to assume the RTL Senior Notes pursuant to a supplemental indenture to the indenture governing our Senior Notes.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$1,306	$—	$1,306
Interest rate swaps, net (USD,GBP & EUR)	$—	$24,545	$—	$24,545
December 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$6,174	$—	$6,174
Interest rate swaps, net (USD,GBP & EUR)	$—	$30,777	$—	$30,777
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023 and year ended December 31, 2022.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of June 30, 2023 and December 31, 2022 was $1.0 billion and $1.2 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of June 30, 2023 and December 31, 2022 was $1.3 billion and $1.2 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.0 billion and a fair value of $1.0 billion. As of December 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $670.0 million and a fair value of $672.6 million.
•As of June 30, 2023, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $0.4 million. As of December 31, 2022, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $417.9 million.
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
June 30, 2023
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative assets, at fair value	$1,167	$—
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	$189	$4,200
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	17,139	19,347
Total		$18,495	$23,547
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,779	$4,091
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,024)	(29)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,325	2,411
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(774)	(299)
Interest rate swaps (EUR)	Derivative assets, at fair value	6,050	7,230
Total		$7,356	$13,404
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the six months ended June 30, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2024, the Company estimates that $14.1 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	June 30, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	3	$50,650	45	$229,752
Interest rate “pay-fixed” swaps (EUR)	11	303,922	16	343,055
Interest rate “pay-fixed” swaps (USD)	5	300,000	—	—
Total	19	$654,572	61	$572,807
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(In thousands)	2023	2022
Amount of gain recognized in AOCI from derivatives	$3,917	$5,197
Amount of loss reclassified from AOCI into income as interest expense	$4,481	$1,652
Total interest expense recorded in the consolidated statements of operations	$27,710	$23,449
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2023 and December 31, 2022 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the six months ended June 30, 2023 and 2022, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded losses of $0.8 million and $2.4 million for the three and six months ended June 30, 2023, respectively, and gains of $10.3 million and $14.9 million for the three and six months ended June 30, 2022, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023 and December 31, 2022, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	29	$52,550	30	$53,833
Foreign currency forwards (EUR-USD)	33	45,721	39	50,323
Interest rate swaps (EUR)	14	455,828	3	149,418
Interest rate swaps (USD)	5	300,000	—	—
Interest rate swaps (GBP)	3	50,650	—	—
Total	84	$904,749	72	$253,574
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2023	$27,649	$(1,798)	$—	$25,851	$—	$—	$25,851
December 31, 2022	$37,279	$(328)	$—	$36,951	$—	$—	$36,951
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
As of June 30, 2023, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of June 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Stockholders' Equity
Common Stock
As of June 30, 2023 and December 31, 2022, the Company had 104,406,356 and 104,141,899, respectively, shares of Common Stock issued and outstanding, including Restricted Shares of Common Stock (“Restricted Shares”) and excluding unvested restricted stock units that may be settled in, or converted into, shares of Common Stock in the future (“RSUs”) and LTIP Units. LTIP Units may be convertible into shares of Common Stock in the future.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
•During the three and six months ended June 30, 2023 and 2022 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Common Stock to be Issued Under the Cooperation Agreement and Other Arrangements
On June 4, 2023, the Company entered into the Cooperation Agreement (as defined in Note 10 — Commitments and Contingencies) with the Blackwells/Related Parties (as defined in Note 10 — Commitments and Contingencies) whereby all parties agreed to dismiss, with prejudice, any ongoing litigation. See Note 10 — Commitments and Contingencies for additional details regarding the terms of the Cooperation Agreement.
As part of the Cooperation Agreement, the Company agreed to issue Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting services. Under the Cooperation Agreement:
•The Company agreed to issue 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee. As a result of these shares being issuable as of June 30, 2023, the Company recorded expense and an increase to additional paid-in capital of $4.9 million in the three and six months ended June 30, 2023. The expense is presented in the settlement costs line item of the consolidated statement of operations. These shares were issued to the Blackwells/Related Parties on July 11, 2023. These shares are included in the calculation of basic and diluted earnings per share (see Note 14 — Earnings Per Share).
•The Company is required to issue 1,600,000 shares of Common Stock to the Blackwells/Related Parties if the Proposed Transactions are completed, reduced to: (a) 533,333 shares of Common Stock if the agreement governing the REIT Merger (the “REIT Merger Agreement”) is terminated because either the Company or RTL fails to obtain the applicable stockholder approval; or (b) 1,066,667 shares of Common Stock if the REIT Merger Agreement is terminated for any other reason. As a result, and in accordance with accounting rules, the Company will expense the fair value of the minimum amount of shares that may be issued in connection with the consulting services provided by the Blackwells/Related Parties ($5.3 million for 533,333 shares) on a straight-line basis from the date that the Cooperation Agreement was signed (June 4, 2023) through September 30, 2023, the anticipated month of the closing of the Proposed Transactions. Accordingly, the Company recorded expense and an increase to additional paid-in capital of $1.3 million in the three and six months ended June 30, 2023. The expense is presented in the settlement costs line item of the consolidated statement of operations. The shares related to the consulting services, once determined how many are required to ultimately be issued, are expected to be issued to the Blackwells/Related Parties in the quarter ending September 30, 2023. These shares are included in the calculation of basic and diluted earnings per share (see Note 14 — Earnings Per Share).
Also, on June 30, 2023, the Company entered into an agreement with an unaffiliated third party to provide certain advisory services to the Company related to the Proposed Transactions. In exchange for these services, the Company issued 45,579 shares of Common Stock to the third party on July 13, 2023 as a non-refundable retainer and has agreed to issue an additional 59,253 shares of Common Stock to the third party upon completion of the third party’s services, no later than October 15, 2023. As a result, and in accordance with accounting rules, the Company will expense the fair value of the shares issued for the non-refundable retainer (45,579 shares) on a straight-line basis from the date that the agreement was signed (June 30, 2023) through October 15, 2023. These shares are included in the calculation of basic and diluted earnings per share (see Note 14 — Earnings Per Share).
Preferred Stock
The Company is authorized to issue up to 30,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2023 and December 31, 2022. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2023 and December 31, 2022. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of June 30, 2023 and December 31, 2022. No shares of Series C Preferred Stock were issued and outstanding as of June 30, 2023 and December 31, 2022.
In connection with the REIT Merger, each issued and outstanding share of (i) RTL Series A Preferred Stock will automatically be converted into the right to receive from the Company one share of newly created Series D Preferred Stock, and (ii) RTL Series C Preferred Stock will automatically be converted into the right to receive from the Company one share of newly created Series E Preferred Stock. The Series D Preferred Stock and Series E Preferred Stock will have substantially identical powers, preferences, privileges, and rights as the RTL Series A Preferred Stock and RTL Series C Preferred Stock, respectively.
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
•During the six months ended June 30, 2023 and 2022, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Dividends
Common Stock Dividends
During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid dividends on its Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
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
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”). The Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board determines are not in the best interest of the Company. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Common Stock to stockholders of record on April 20, 2020 to purchase from the Company one one-thousandth of a share of Series C Preferred Stock for an exercise price of $50.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Common Stock and will generally only become exercisable on the 10th business day after the Company’s board of directors becomes aware that a person or entity has become the owner of 4.9% or more of the shares of Common Stock or the commencement of a

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Common Stock. These rights will expire on April 8, 2024, unless earlier exercised, exchanged, amended redeemed or terminated. Furthermore, the Company intends to terminate the Plan at effectiveness of the REIT Merger, after which the Company will not have a stockholder rights plan in effect. The adoption of the Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 10 — Commitments and Contingencies
Lessee Arrangements — Ground Leases
The Company leases land under 11 ground leases associated with certain properties, with lease durations ranging from 13 to 121 years as of June 30, 2023. The Company entered into two additional ground leases during the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company’s balance sheets include ROU assets of $51.2 million and $49.2 million, respectively, and operating lease liabilities of $22.3 million and $21.9 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of June 30, 2023, the Company’s ground operating leases have a weighted-average remaining lease term of approximately 29.5 years and a weighted-average discount rate of 4.4%. For the three and six months ended June 30, 2023, the Company paid cash of approximately $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard. For the three and six months ended June 30, 2022, the Company paid cash of approximately $0.3 million and $0.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.6 million, respectively, on a straight-line basis in accordance with the standard.

The following table reflects the base cash rental payments due from the Company as of June 30, 2023:

(In thousands)	Future Base Rent Payments (1)
2023 (remainder)	$673
2024	1,350
2025	1,355
2026	1,356
2027	1,356
Thereafter	34,994
Total minimum lease payments (2)	41,084
Less: Effects of discounting	(18,755)
Total present value of lease payments	$22,329
________
(1)Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.09 for EUR as of June 30, 2023 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Litigation and Regulatory Matters
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with the Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleged that the Blackwells/Related Parties violated section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Blackwells/Related Parties. The complaint sought, among other things, to (i) declare that the proxy materials filed by Blackwells violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order the Blackwells/Related Parties to publicly correct their material misstatements or omissions, (iii) enjoin the Blackwells/Related Parties from publishing any soliciting materials until each of them filed corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin the Blackwells/Related Parties from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleged that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells sought to have considered at the Company’s 2023 annual meeting of stockholders. The complaint sought, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells’ nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells and require the Company to count votes cast in favor of any of the persons nominated by Blackwells, and (v) unspecified damages for purported breach of the bylaws.
On June 4, 2023, the Company entered into a Cooperation Agreement and Release with the Blackwells/Related Parties (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement: (1) all litigation pending in Maryland state court and in federal court in the Southern District of New York, including the appeal of certain decisions in the U.S. Court of Appeals for the Second Circuit, between the parties was dismissed with prejudice and the parties are prohibited from initiating any future claims except to enforce the terms of the Cooperation Agreement; (2) all demands made by the Blackwells/Related Parties for investigations by the board of directors of the Company (the “Board”) and the board of directors of RTL were as were any requests for books and records of the Company; (3) the proxy contest initiated by the Blackwells/Related Parties including the nomination of a dissident slate of directors and various advisory proposals for stockholder consideration at the Company’s 2023 annual meeting of stockholders will be terminated or withdrawn; (4) the Blackwells/Related Parties are prohibited from (a) selling any of the shares of Common Stock prior to completion or earlier termination of the REIT Merger and the Internalization Merger and then generally may only sell their shares in open market transactions subject to further limits; (b) engaging in, or acting in concert with any third party in connection with, among other things, any proxy contest or solicitation in opposition to any matter not recommended by the Board, any other activist campaign or unsolicited takeover bids between signing of the Cooperation Agreement until June 4, 2033 otherwise referred to as the “Standstill Period;” (5) the Blackwells/Related Parties agreed to appear in person or by proxy at the Company’s 2023 annual meeting of stockholders and each subsequent annual meeting during the Standstill Period and any special meeting of the Company’s stockholders regarding the appointment, election or removal of directors, the REIT Merger and the Internalization Merger and to vote at such meeting in accordance with the recommendation of the Board with respect to any proposal at those meetings; and (6) the Blackwells/Related Parties agreed to issue, at the time of the filing by the Company and RTL of a joint prospectus/proxy statement relating to the REIT Merger and Internalization Merger (the “Joint Proxy Statement/Prospectus”), a press release announcing their support of each transaction. In the event that the Blackwells/Related Parties fail to fulfil their obligations under clause (5), they will grant an irrevocable proxy to the benefit of the Company to vote at the Company’s 2023 annual meeting of stockholders and any meeting called by the Company to vote on the REIT Merger and Internalization Merger.
In accordance with the terms of the Cooperation Agreement, the Company issued an aggregate of 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee on July 11, 2023. The Company has also engaged Blackwells Onshore to provide consulting and advisory services regarding corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, analysis and outreach during the Standstill Period and agreed to pay to Blackwells Onshore a consulting fee for these services equal to: (A) 1,600,000 shares of Common Stock if the Proposed Transactions are completed, reduced to: (a) 533,333 shares of Common Stock if the REIT Merger Agreement is terminated because either the Company or RTL fails to obtain the applicable stockholder approval; or (b) 1,066,667 shares of Common Stock if the REIT Merger Agreement is terminated for any other reason. The consulting fee is payable in equal monthly installments over a twelve-month period starting on the tenth business day after the earliest of (x) the later to occur of (A) the closing of the REIT Merger and (B) the closing of the Internalization Merger and (y) the termination of the REIT

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Merger Agreement, as applicable. The Company also agreed to: (i) indemnify and hold harmless the Blackwells/Related Parties against actions, costs, losses, claims, damages or liabilities (including attorney fees) arising out of the consulting and advisory services provided by Blackwells Onshore pursuant to the Cooperation Agreement, provided that the liability of the Company will not exceed $10 million; and (ii) reimburse one-half of the reasonable documented out of pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation described herein and the Agreement. RTL will be responsible for reimbursing the other half of these expenses. As a result, the Company reimbursed Blackwells $8.8 million of expenses in June 2023, which is recorded in settlement costs in the consolidated statements of operations for the three and six months ended June 30, 2023. See Note 9 — Stockholders’ Equity for additional information on the impact of the Common Stock to be issued to the Blackwells/Related Parties.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 11 — Related Party Transactions
As of June 30, 2023 and December 31, 2022, AR Global and certain affiliates owned, in the aggregate, 35,900 shares of outstanding Common Stock. The Advisor, which is an affiliate of AR Global, and its affiliates incur, directly or indirectly, costs and fees in performing services for the Company.
As of June 30, 2023 the Company had $0.4 million of receivables from the Advisor or its affiliates. As of December 31, 2022 the Company had $0.5 million of receivables from the Advisor or its affiliates. As of June 30, 2023 and December 31, 2022, the Company had $0.4 million and $1.2 million, respectively, of payables to the Advisor or its affiliates.
As of June 30, 2023 and December 31, 2022, AR Global indirectly owned all of the membership interests in the Advisor.
The Company is the sole general partner of the OP. There were no OP Units held by anyone other than the Company outstanding as of June 30, 2023 and December 31, 2022.
The Company paid $0.1 million and $0.2 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2023, respectively, and the Company paid $0.1 million and $0.2 million in distributions to the Advisor as the sole holder of LTIP Units during the three and six months ended June 30, 2022, respectively, which are included in accumulated deficit in the consolidated statements of equity. As of June 30, 2023 and December 31, 2022, the Company had no unpaid distributions on the LTIP Units.
For a description of the impact of the Proposed Transactions on certain related party transactions, including with respect to the Advisory Agreement, LTIP Units and AR Global’s ownership of Common Stock, see Note 1 — Organization – Proposed Merger and Internalization.
Fees Paid in Connection with the Operations of the Company
Under the Advisory Agreement, by and among the Company, the OP and the Advisor, the Company pays the Advisor the following fees in cash:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company will pay any Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the six months ended June 30, 2023 or 2022. After the end of each performance period, the Incentive Compensation is subject to a final adjustment in accordance with the terms of the Advisory Agreement based on the difference, if any, between the amount of Incentive Compensation paid to the Advisor during the year and the amount actually earned by the Advisor at the end of the year. In connection with any adjustments, shares of Common Stock that were issued as a portion of any quarterly installment payment are retained and, for purposes of any repayment required to be made by the Advisor, have the value they had at the time of issuance and are adjusted in respect of any dividend or other distribution received with respect to those shares to allow recoupment of the same.
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
June 30, 2023
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
The Company pays leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the three and six months ended June 30, 2023, the Company paid $0.6 million and $2.0 million, respectively, of leasing commissions to the Property Manager. During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.4 million, respectively, of expenses in property management fees, compared to $0.2 million and $0.7 million and during the three and six months ended June 30, 2022, respectively (see table below).
Professional Fees and Other Reimbursements
The Company reimburses the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that are specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements are subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is otherwise approved by the Company’s board of directors. The amount of expenses reimbursable for the six months ended June 30, 2023 and 2022 did not exceed these limits.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets
Under the Advisory Agreement, the Company is required to pay to the Advisor a fee in connection with net gain recognized by the Company in connection with the sale or similar transaction of any investment equal to 15% of the amount by which the gains from the sale of investments in the applicable month exceed the losses from the sale of investments in that month unless the proceeds from such transaction or series of transactions are reinvested in one or more investments within 180 days thereafter (the “Gain Fee”). The Gain Fee is calculated at the end of each month and paid, to the extent due, with the next installment of the Base Management Fee. The Gain Fee is calculated by aggregating all of the gains and losses from the preceding month. There was no Gain Fee paid during the six months ended June 30, 2023 or 2022.
The following table reflects related party fees incurred and contractually due as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)	Incurred	Incurred	Incurred	Incurred
Ongoing fees (1):
Asset management fees (2)	$8,145	$8,269	$16,289	$16,509
Property management fees	1,965	1,812	3,922	3,648
Total related party operational fees and reimbursements	$10,110	$10,081	$20,211	$20,157
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.7 million for the three and six months ended June 30, 2022, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.6 million and $7.3 million for the three and six months ended June 30, 2023, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2022, respectively.
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
Upon the Internalization, the Company will no longer be receiving these essential services from the Advisor (see Note 1 - Organization - Proposed Merger and Internalization - The Internalization Merger for more information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
RSUs
RSUs may be awarded under terms that provide for vesting on a straight-line basis over a specified period of time for each award. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Company’s board of directors or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Board.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(28,439)	15.56
Granted	30,252	10.33
Unvested, June 30, 2023	49,536	12.62

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

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
In June 2023, May 2022, May 2021, and September 2020, the Company granted 265,075, 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including its Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the third quarter of 2022, the Company issued 23,156 restricted shares to former employees of the Advisor, working as consultants to the Advisor, which, for accounting purposes, the fair value of such grants was fully expensed during the third quarter of 2022.
The awards to the Chief Executive Officer and Chief Financial Officer were recommended by the Advisor and approved by the special committee of the Board comprised solely of independent directors that was formed in connection with the evaluation of the Proposed Transactions and the other transactions contemplated by the REIT Merger Agreement and the Internalization Merger Agreement. The other awards were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., a member of the Company’s board of directors. No awards may be made pursuant to this delegation of authority to anyone who is also a partner, member or equity owner of the parent of the Advisor.
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. During the six months ended June 30, 2023, no Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	(88,575)	17.42
Granted	265,075	10.52
Forfeitures	—	—
Unvested, June 30, 2023	536,340	13.84

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	(86,756)	17.61
Granted	207,242	14.97
Forfeitures	(150)	19.41
Unvested, June 30, 2022	425,443	17.18

Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $0.6 million and $1.3 million for the three and six months ended June 30, 2023, and $1.1 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of June 30, 2023, the Company had $0.6 million of unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2023, the Company had $6.8 million of unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.9 years.
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
Compensation Expense - 2021 OPP
During the three and six months ended June 30, 2023 and 2022, the Company recorded total compensation expense related to the LTIP Units of $2.2 million and $4.5 million, respectively.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
In total, the Company paid $0.1 million and $0.2 million of distributions related to LTIP Units during the three and six months ended June 30, 2023, which is included in accumulated deficit in the consolidated statements of changes in equity.
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate timing for determining whether the award is vested and earned. See Note 1 – Organization - Proposed Merger and Internalization – LTIP Units above for more details.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2023 and 2022.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(31,357)	$(5,847)	$(37,346)	$(364)
Adjustments to net loss attributable to common stockholders for common share equivalents	(238)	(215)	(477)	(437)
Adjusted net loss attributable to common stockholders	$(31,595)	$(6,062)	$(37,823)	$(801)

Weighted average common shares outstanding — Basic and Diluted	104,148,850	103,649,308	103,966,910	103,622,891
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.30)	$(0.06)	$(0.36)	$(0.01)
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
Also, the calculation of earnings per share above includes 495,000, 533,333 and 45,579 shares of Common Stock that were issuable to third parties as of June 30, 2023 (see Note 9 — Stockholders’ Equity for additional information).
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSUs (1)	22,089	43,508	34,481	43,694
Unvested Restricted Shares (2)	352,333	402,669	356,066	354,157
LTIP Units (3)	2,500,000	2,500,000	2,500,000	2,500,000
Total common share equivalents excluded from EPS calculation	2,874,422	2,946,177	2,890,547	2,897,851
(1) There were 49,536 and 47,723 unvested RSUs issued and outstanding as of June 30, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 536,340 and 425,443 unvested Restricted Shares issued and outstanding as of June 30, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of June 30, 2023 and 2022. See Note 13 — Equity-Based Compensation for additional information on the 2021 OPP.
Conditionally issuable shares relating to the 2021 OPP award would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2023 and 2022.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
The Company did not acquire or dispose of any properties subsequent to June 30, 2023.
Issuance of Common Stock
On July 11, 2023 the Company issued 49,500 shares of Common Stock to the Blackwells/Related Parties as a settlement fee in accordance with the Cooperation Agreement (see Note 9 — Stockholders’ Equity and Note 10 — Commitments and Contingencies for additional information).
Also in July 13, 2023, the Company issued 45,579 shares of Common Stock to a third party as a non-refundable retainer to provide certain advisory services to the Company related to the Proposed Transactions (see Note 9 — Stockholders’ Equity for additional information).

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
As of June 30, 2023, we owned 317 properties consisting of 39.6 million rentable square feet, which were 97.7% leased, with a weighted-average remaining lease term of 7.6 years. Based on the percentage of annualized rental income on a straight-line basis, as of June 30, 2023, 60% of our properties were located in the U.S. and Canada and 40% of our properties were located in Europe. In addition, as of June 30, 2023, our portfolio was comprised of 55% industrial/distribution properties, 40% office properties and 5% retail properties. These percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2023. The straight-line rent includes amounts for tenant concessions.
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
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60.0% of our rental income on an annualized straight-line basis for leases in place as of June 30, 2023 was derived from Investment Grade rated tenants, comprised of 33.3% leased to tenants with an actual investment grade rating and 26.7% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2023.
Proposed Merger and Internalization
On May 23, 2023, we, the OP, The Necessity Retail REIT, Inc., a Maryland corporation (“RTL”), The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (“RTL OP”), Osmosis Sub I, LLC, a Maryland limited liability company and wholly-owned subsidiary of ours (“REIT Merger Sub”), and Osmosis Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of the OP (“OP Merger Sub”), entered into an Agreement and Plan of Merger (the “REIT Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the “REIT Merger Effective Time”), RTL will merge with and into REIT Merger Sub, with REIT Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of ours (the “REIT Merger”), and OP Merger Sub will merge with and into RTL OP, with RTL OP continuing as the surviving entity (the “OP Merger,” and, together with the REIT Merger, the “Merger”). We also entered into an agreement to internalize the advisory and property management functions of the combined companies through a series of mergers with the advisors and property managers for us and RTL (the “Internalization Merger,” and, together with the REIT Merger and the OP Merger, the “Proposed Transactions”).
Prior to the Proposed Transactions, both we and RTL are externally-managed REITs. We are focused on managing a globally diversified commercial real estate portfolio, with an emphasis on sale-leaseback transactions and single tenant net-lease assets. RTL is focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Historically, we and RTL had no employees, other than a limited tax-service employee in Europe. In particular, a large portion of the property portfolio that we will acquire pursuant to the REIT Merger is comprised of multi-tenant properties. In addition, after the Internalization Merger and the acquisition of the Acquired Entities, we will become an internally-managed REIT and will be responsible for hiring and maintaining our own workforce to facilitate the advisory and property management services previously provided by the Acquired Entities as subsidiaries of AR Global.
The REIT Merger
Subject to the approval of holders of our common stock, par value $0.01 per share (“Common Stock”) as of August 8, 2023, at a special meeting of shareholders on September 8, 2023, (and any adjournment or postponement thereof), at the REIT Merger Effective Time, each issued and outstanding share of RTL’s Class A common stock, par value $0.01 per share (“RTL Class A Common Stock”) (or fraction thereof), will be converted into the right to receive 0.670 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable shares of our common stock. From and after the REIT Merger Effective Time, all shares of RTL Class A Common Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of RTL Class A Common Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.

At the REIT Merger Effective Time, each issued and outstanding share of RTL’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series A Preferred Stock”) and each issued and outstanding share of RTL’s 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series C Preferred Stock”), will automatically be converted into the right to receive from us one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, (“Series E Preferred Stock”) respectively, which will have substantially identical powers, preferences, privileges, and rights as the RTL Series A Preferred Stock and the RTL Series C Preferred Stock, respectively. From and after the REIT Merger Effective Time, all shares of RTL Series A Preferred Stock and RTL Series C Preferred Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of RTL Series A Preferred Stock and RTL Series C Preferred Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
Following the REIT Merger Effective Time and prior to the OP Merger, REIT Merger Sub will distribute its general partnership interests in RTL OP to us. We, in turn, will contribute the general partnership interest to the OP and, in turn, the OP will contribute the such general partnership interests to a newly formed limited liability company that will be wholly owned by the OP (“Newco GP, LLC”). At the effective time of the OP Merger (the “OP Merger Effective Time”), by virtue of the OP Merger and without any further action on the part of the OP, (i) Newco GP, LLC will be the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of RTL OP (the “RTL OP Preferred Units”) held by REIT Merger Sub immediately after the REIT Merger Effective Time will be cancelled and no payment will be made with respect thereto; (iii) the OP will continue as the sole limited partner of RTL OP; and (iv) each OP unit held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the OP Merger Effective Time will automatically be converted into new OP units in an amount equal to (x) one (1), multiplied by (y) the Exchange Ratio, and each holder of new OP units will be admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. Immediately after the OP Merger Effective Time, Newco GP, LLC will be the general partner and the OP will be the limited partner of RTL OP.
As part of the REIT Merger, we would also issue common shares (adjusted for the Exchange Ratio) for RTL RSU's and RTL LTIP Units (as defined below), as well as for our LTIP Units, outstanding at the time of the REIT Merger (See further discussion in “RTL Restricted Shares and RTL LTIP Units” and “LTIP Units” below).
RTL and our Loan and Financing Agreements
As required by the REIT Merger Agreement, we will assume all of RTL’s indebtedness and repay all amounts outstanding under RTL’s credit facility. We intend to either amend or refinance tour Credit Facility (as defined in Note 5 — Revolving Credit Facility and Term Loan, Net) to increase the proceeds available under the facility. The Company is expected, subject to obtaining commitments from new lenders or additional commitments from participating lenders, to exercise the existing “accordion feature” on the Credit Facility and increase the commitments under the credit facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability after the transactions are completed.
In addition, prior to the REIT Merger Effective Time, (i) RTL is required to seek lender consents with respect to the applicable terms of the with respect to the applicable terms of the following agreements: (A) the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of RTL OP, as borrowers, as amended to date (the “RTL SocGen and UBS Loan Agreement”), and (B) the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date (the “RTL Column Loan Agreement” and, together with the RTL SocGen and UBS Loan Agreement, the “RTL CMBS”) to the extent required to permit RTL and RTL OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement, and (ii) we are required to seek lender consents with respect to the applicable terms of the following agreements: (A) the Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of the OP listed on Schedule I attached thereto, as borrowers, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lenders, as amended to date (the “GNL Column Citi Loan Agreement”), (B) the Loan Agreement, dated as of April 12, 2019, by and among the borrowers party thereto, and Column Financial Inc. and Société Générale Financial Corporation, as lenders, as amended to date (the “GNL Column SocGen Loan Agreement”), and (C) the Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender, as amended to date (the “GNL KeyBank Loan Agreement” and, together with the GNL Column Citi Loan Agreement and GNL Column SocGen Loan Agreement, the “GNL CMBS”) to the extent required to permit us and the OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement. Receipt of the consents are conditions to closing of the Proposed Transactions.
The Internalization Merger
Concurrently with the execution of the REIT Merger Agreement, on May 23, 2023, we entered into a merger agreement for a transaction known as an “Internalization” (the “Internalization Merger Agreement”) with GNL Advisor Merger Sub LLC, a Delaware limited liability company, GNL PM Merger Sub LLC, a Delaware limited liability company, RTL Advisor Merger

Sub LLC, a Delaware limited liability company, RTL PM Merger Sub LLC, a Delaware limited liability company, the OP, RTL, and RTL OP on the one hand, and AR Global, Global Net Lease Special Limited Partnership, LLC, a Delaware limited liability company (“GNL SLP”), Necessity Retail Space Limited Partner, LLC, (“RTL SLP”) a Delaware limited company, the Advisor, Necessity Retail Advisors, LLC, a Delaware limited liability company (“RTL Advisor”), the Property Manager, and Necessity Retail Properties, LLC, a Delaware limited liability company (“RTL Property Manager”), on the other hand.
Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the combined company immediately following consummation of the Internalization Merger, including by terminating (i) our existing arrangement for advisory management services provided by the Advisor pursuant to the Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among us, the OP and the Advisor (as amended pursuant to First Amendment, dated as of August 14, 2018, Second Amendment, dated as of November 6, 2018, Third Amendment, dated as of May 6, 2020, and Fourth Amendment, dated as of May 6, 2021, the “Advisory Agreement”), (ii) our existing arrangement for property management services provided by the Property Manager pursuant to the Property Management and Leasing Agreement, dated as of April 20, 2012, by and among us, the OP and the Property Manager (as amended pursuant to First Amendment, dated as of October 27, 2017, Second Amendment, dated as of February 27, 2018, and Third Amendment, dated as of February 27, 2019, the “Property Management Agreement”), (iii) RTL’s existing arrangement for advisory management services provided by RTL Advisor pursuant to the Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among RTL, RTL OP and American Finance Advisors LLC (now known as RTL Advisor) (as amended pursuant to Amendment No. 1, dated as of July 19, 2018, Amendment No. 2, dated as of March 18, 2019, Amendment No. 3, dated as of March 30, 2020, and Amendment No. 4, dated as of January 13, 2021, the “RTL Advisory Agreement”), and (iv) RTL’s existing arrangement for property management services provided by RTL Property Manager pursuant to the Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among RTL, RTL OP and American Finance Properties, LLC (now known as RTL Property Manager) (as amended pursuant to First Amendment, dated as of December 8, 2017, and Second Amendment, dated November 4, 2020, the “RTL Property Management Agreement”). All assets and contracts (including leases) necessary or desirable in the judgment of both us and RTL to conduct our business and the business of RTL and all desired employees will be placed into subsidiaries of AR Global that will be merged with our subsidiaries upon the effective time of the Internalization Merger.
As consideration for the transactions contemplated by the Internalization Merger Agreement, we are required to issue 29,614,825 shares of its Common Stock valued in the aggregate at $325.0 million to AR Global (the “Advisor Parent Shares”) and pay cash in an amount equal to $50.0 million. The number of Advisor Parent Shares issued in respect of the Internalization Merger was valued based on our 5-day volume-weighted average price as of market close on May 11, 2023. We intend to agree, pursuant to the Registration Rights and Stockholder Agreement, to register the Advisor Parent Shares for resale under the Securities Act, pursuant to the terms and conditions (including limitations) thereof. Following the completion of the Internalization Merger, the Advisory Agreement and Property Management Agreement will be terminated.
RTL Restricted Shares and RTL LTIP Units
Except with respect to the RTL Restricted Shares granted between the execution of the REIT Merger Agreement and the REIT Merger Effective Time, as of one business day immediately prior to the REIT Merger Effective Time, each RTL Restricted Share granted to a member of the RTL board of directors under the RTL 2018 Plan that is outstanding as of immediately prior to the REIT Merger Effective Time (whether or not then vested) will automatically become fully vested, and all restrictions with respect thereto will lapse. Each share of RTL Class A Common Stock resulting from the vesting of the RTL Restricted Shares will be treated the same as other shares of RTL Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time, and will be converted into the right to receive shares of Common Stock based on the Exchange Ratio. After completing RTL’s annual meeting of stockholders, each of RTL’s independent directors was granted RTL Restricted Shares as part of the annual grant, with such RTL Restricted Shares to be subject to one year vesting. The RTL Restricted Shares will convert into shares of Common Stock at the REIT Merger Effective Time in the same manner as the unvested RTL Restricted Stock held by non-directors of RTL (as described below)
Also as of one business day immediately prior to the REIT Merger Effective Time, all other RTL Restricted Shares outstanding as of immediately prior to the REIT Merger Effective Time including any RTL Restricted Shares issued on conversion of RTL LTIP Units will cease to relate to or represent any right to receive RTL Class A Common Stock and will be assumed by us and automatically converted, at the REIT Merger Effective Time, into restricted stock units in respect of shares of Common Stock (“RSUs”) equal to the product of (x) the number of shares of RTL Class A Common Stock underlying the applicable award of RTL Restricted Shares as of immediately prior to such conversion, multiplied by (y) the Exchange Ratio, with each such award of RTL Restricted Shares so converted into RSUs otherwise subject to the same terms and conditions as were applicable to the corresponding award of RTL Restricted Shares, including any applicable vesting, acceleration, and payment timing provisions, except (i) as expressly adjusted by the REIT Merger Agreement, (ii) all of the outstanding equity or equity-based awards of RTL held by Jason Doyle, RTL’s Chief Financial Officer, and other key employees of RTL’s Advisory or its affiliates (including any incremental grants made to them prior to the REIT Merger Effective Time) will fully vest as of immediately prior to the REIT Merger Effective Time, and (iii) all of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who is not offered employment by us on the terms and conditions set forth in the Internalization Merger Agreement will fully vest as of immediately prior to the REIT Merger Effective Time.
In connection with the Internalization Merger Agreement, we and the other parties agreed to modify the terms of the existing RTL 2021 Award to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, RTL Advisor will distribute a new award of RTL LTIP Units that are outstanding under the terms of the RTL 2021 Advisor Multi-Year Outperformance Award (the “RTL 2021 Award”) to RTL SLP. RTL and RTL OP will modify the RTL LTIP Units so that the award may be converted, upon the election of AR Global, into restricted shares of RTL’s Class A Common Stock (the “Converted RTL Restricted Shares”). Any restricted shares that are not earned will be forfeited by AR Global. As modified, upon AR Global exercising the election, RTL will immediately issue RTL SLP the Converted RTL Restricted Shares, subject to an award agreement which is substantially identical to the RTL 2021 Award, except as modified by the terms of the Internalization Merger Agreement. All conditions regarding vesting and whether the shares are earned, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned RTL LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “RTL Catch Up”). If AR Global elects to convert RTL LTIP Units into Converted RTL Restricted Shares, other than with respect to the RTL Catch Up, any dividend or distribution will be paid on the Converted RTL Restricted Shares in accordance with the provisions of the RTL 2021 Award. All Converted RTL Restricted Shares (or, if not converted, the RTL LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned Converted RTL Restricted Shares upon release of restrictions which will occur prior to the REIT Merger Effective Time, will be treated as a share of RTL Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time and will be converted into the right to receive shares of Common Stock based on the Exchange Ratio.
Fewer shares than the maximum may be issued based on the measurement provisions in the RTL 2021 Award and 2021 OPP (as defined below), which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. It is expected that both the RTL LTIP Units (following conversion to shares of RTL Class A Common Stock) and our LTIP Units will be converted or exchanged into shares of our Common Stock at or near closing of the Proposed Transactions.
LTIP Units
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, the Advisor will distribute the LTIP Units that are outstanding under the terms of the 2021 OPP to GNL SLP. We and the OP will modify the LTIP Units so that the award may be converted, upon the election of AR Global, into 2,500,000 RSUs. Any restricted shares that are not earned will be forfeited by the AR Global. As modified, upon AR Global exercising such election, we will immediately issue GNL SLP the RSUs, subject to an award agreement which is substantially identical to the 2021 OPP, except as modified by the terms of the Internalization Merger Agreement. All vesting conditions, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “GNL Catch Up”). If AR Global elects to convert LTIP Units into the RSUs, other than with respect to the GNL Catch Up, any dividend or distribution will be paid on the RSUs in accordance with the provisions of the 2021 OPP. Upon the Internalization Effective Time, all RSUs (or, if not converted, the LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned RSUs will be released from all restrictions and registered for resale on Form S-3 which we are required to file upon the closing of the Internalization Merger.
Risk Factors
For a further discussion of the risks and uncertainties associated with our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Properties
We acquire and operate a diversified portfolio of commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. The following table represents our portfolio of real estate properties as of June 30, 2023:

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
McDonald's	Oct. 2012	UK	1	9	0.7
Wickes Building Supplies I	May 2013	UK	1	30	8.6
Everything Everywhere	Jun. 2013	UK	1	65	4.0
Thames Water	Jul. 2013	UK	1	79	2.2
Wickes Building Supplies II	Jul. 2013	UK	1	29	13.5
PPD Global Labs	Aug. 2013	US	1	77	1.6
Northern Rock	Sep. 2013	UK	2	86	4.2
Wickes Building Supplies III	Nov. 2013	UK	1	28	5.4
XPO Logistics	Nov. 2013	US	7	105	4.5
Wolverine	Dec. 2013	US	1	469	4.6
Rheinmetall	Jan. 2014	GER	1	320	5.5
GE Aviation	Jan. 2014	US	1	369	2.5
Provident Financial	Feb. 2014	UK	1	117	12.4
Crown Crest	Feb. 2014	UK	1	806	15.6
Trane	Feb. 2014	US	1	25	3.4
Aviva	Mar. 2014	UK	1	132	6.0
DFS Trading I	Mar. 2014	UK	5	240	6.7
GSA I	Mar. 2014	US	1	135	0.0
National Oilwell Varco I	Mar. 2014	US	1	24	0.1
GSA II	Apr. 2014	US	2	25	9.6
OBI DIY	Apr. 2014	GER	1	144	10.9
DFS Trading II	Apr. 2014	UK	2	39	6.7
GSA III	Apr. 2014	US	2	28	2.4
GSA IV	May 2014	US	1	33	2.1
Indiana Department of Revenue	May 2014	US	1	99	9.5
National Oilwell Varco II	May 2014	US	1	23	6.7
Nissan	May 2014	US	1	462	5.3
GSA V	Jun. 2014	US	1	27	1.8
Lippert Components	Jun. 2014	US	1	539	14.6
Select Energy Services I	Jun. 2014	US	3	136	3.3
Bell Supply Co I	Jun. 2014	US	6	80	5.5
Axon Energy Products	Jun. 2014	US	2	88	6.9
Lhoist	Jun. 2014	US	1	23	9.5
GE Oil & Gas	Jun. 2014	US	2	70	5.0
Select Energy Services II	Jun. 2014	US	4	143	3.4
Bell Supply Co II	Jun. 2014	US	2	19	5.5
Superior Energy Services	Jun. 2014	US	2	42	0.8
Amcor Packaging	Jun. 2014	UK	7	295	1.4
GSA VI	Jun. 2014	US	1	7	0.8
Nimble Storage	Jun. 2014	US	1	165	0.0
FedEx -3-Pack	Jul. 2014	US	3	339	6.0
Sandoz, Inc.	Jul. 2014	US	1	154	3.1
Wyndham	Jul. 2014	US	1	32	1.8
Valassis	Jul. 2014	US	1	101	0.0
GSA VII	Jul. 2014	US	1	26	1.4
AT&T Services	Jul. 2014	US	1	402	3.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
PNC - 2-Pack	Jul. 2014	US	2	210	6.1
Fujitsu	Jul. 2014	UK	3	163	6.8
Continental Tire	Jul. 2014	US	1	91	2.1
BP Oil	Aug. 2014	UK	1	3	2.3
Malthurst	Aug. 2014	UK	2	4	11.2
HBOS	Aug. 2014	UK	3	36	2.1
Thermo Fisher	Aug. 2014	US	1	115	1.2
Black & Decker	Aug. 2014	US	1	71	9.9
Capgemini	Aug. 2014	UK	1	90	6.7
Merck & Co.	Aug. 2014	US	1	146	2.2
GSA VIII	Aug. 2014	US	1	24	1.1
Waste Management	Sep. 2014	US	1	84	4.5
Intier Automotive Interiors	Sep. 2014	UK	1	153	0.9
HP Enterprise Services	Sep. 2014	UK	1	99	2.7
FedEx II	Sep. 2014	US	1	12	0.8
Shaw Aero Devices, Inc.	Sep. 2014	US	1	131	9.5
Dollar General - 39-Pack	Sep. 2014	US	21	200	4.7
FedEx III	Sep. 2014	US	2	221	4.6
Mallinkrodt Pharmaceuticals	Sep. 2014	US	1	90	1.2
Kuka	Sep. 2014	US	1	200	1.0
CHE Trinity	Sep. 2014	US	2	374	5.0
FedEx IV	Sep. 2014	US	2	255	5.0
GE Aviation	Sep. 2014	US	1	102	0.0
DNV GL	Oct. 2014	US	1	82	1.7
Rexam	Oct. 2014	GER	1	176	1.7
FedEx V	Oct. 2014	US	1	76	1.0
Onguard	Oct. 2014	US	1	120	7.6
Metro Tonic	Oct. 2014	GER	1	636	2.3
Tokmanni	Nov. 2014	FIN	1	801	10.2
Fife Council	Nov. 2014	UK	1	37	0.6
GSA IX	Nov. 2014	US	1	28	8.8
KPN BV	Nov. 2014	NETH	1	133	3.5
Follett School	Dec. 2014	US	1	487	1.5
Quest Diagnostics	Dec. 2014	US	1	224	1.2
Diebold	Dec. 2014	US	1	158	0.0
Weatherford Intl	Dec. 2014	US	1	20	2.3
AM Castle	Dec. 2014	US	1	128	6.3
FedEx VI	Dec. 2014	US	1	28	6.2
Constellium Auto	Dec. 2014	US	1	321	6.4
C&J Energy II	Mar. 2015	US	1	125	7.3
Fedex VII	Mar. 2015	US	1	12	1.3
Fedex VIII	Apr. 2015	US	1	26	1.3
Crown Group I	Aug. 2015	US	2	204	0.5
Crown Group II	Aug. 2015	US	2	411	12.2
Mapes & Sprowl Steel, Ltd.	Sep. 2015	US	1	61	6.5
JIT Steel Services	Sep. 2015	US	2	127	6.5
Hannibal/Lex JV LLC	Sep. 2015	US	1	109	6.3
FedEx Ground	Sep. 2015	US	1	91	2.0
Office Depot	Sep. 2015	NETH	1	206	5.7
Finnair	Sep. 2015	FIN	4	656	7.7
Auchan	Dec. 2016	FR	1	152	9.7

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
Pole Emploi	Dec. 2016	FR	1	41	6.0
NCR Dundee	Dec. 2016	UK	1	132	3.4
FedEx Freight I	Dec. 2016	US	1	69	5.2
DB Luxembourg	Dec. 2016	LUX	1	156	3.5
ING Amsterdam	Dec. 2016	NETH	1	509	4.0
Worldline	Dec. 2016	FR	1	111	0.5
Foster Wheeler	Dec. 2016	UK	1	366	1.1
ID Logistics I	Dec. 2016	GER	1	309	1.3
ID Logistics II	Dec. 2016	FR	2	964	3.2
Harper Collins	Dec. 2016	UK	1	873	2.2
DCNS	Dec. 2016	FR	1	97	1.3
Cott Beverages Inc	Feb. 2017	US	1	170	3.6
FedEx Ground - 2 Pack	Mar. 2017	US	2	162	3.2
Bridgestone Tire	Sep. 2017	US	1	48	4.1
GKN Aerospace	Oct. 2017	US	1	98	3.5
Momentum Manufacturing Group-St. Johnsbury I	Oct. 2017	US	1	87	9.3
Momentum Manufacturing Group-St. Johnsbury II	Oct. 2017	US	1	85	9.3
Momentum Manufacturing Group-St. Johnsbury III	Oct. 2017	US	1	41	9.3
Tremec North America	Nov. 2017	US	1	127	4.3
Cummins	Dec. 2017	US	1	59	1.9
GSA X	Dec. 2017	US	1	26	6.5
Momentum Manufacturing Group	Dec. 2017	US	1	83	9.5
Chemours	Feb. 2018	US	1	300	4.6
FCA USA	Mar. 2018	US	1	128	4.7
Lee Steel	Mar. 2018	US	1	114	5.3
LSI Steel - 3 Pack	Mar. 2018	US	3	218	4.3
Contractors Steel Company	May 2018	US	5	1,392	4.9
FedEx Freight II	Jun. 2018	US	1	22	9.2
DuPont Pioneer	Jun. 2018	US	1	200	9.0
Rubbermaid - Akron OH	Jul. 2018	US	1	669	5.6
NetScout - Allen TX	Aug. 2018	US	1	145	7.2
Bush Industries - Jamestown NY	Sep. 2018	US	1	456	15.3
FedEx - Greenville NC	Sep. 2018	US	1	29	9.6
Penske	Nov. 2018	US	1	606	5.4
Momentum Manufacturing Group	Nov. 2018	US	1	65	15.4
LKQ Corp.	Dec. 2018	US	1	58	7.6
Walgreens	Dec. 2018	US	1	86	2.4
Grupo Antolin	Dec. 2018	US	1	360	9.3
VersaFlex	Dec. 2018	US	1	113	15.5
Cummins	Mar. 2019	US	1	37	5.4
Stanley Security	Mar. 2019	US	1	80	5.0
Sierra Nevada	Apr. 2019	US	1	60	5.8
EQT	Apr. 2019	US	1	127	7.0
Hanes	Apr. 2019	US	1	276	5.3
Union Partners	May 2019	US	2	390	5.8
ComDoc	Jun. 2019	US	1	108	5.9
Metal Technologies	Jun. 2019	US	1	228	10.9
Encompass Health	Jun. 2019	US	1	199	9.8
Heatcraft	Jun. 2019	US	1	216	5.0

Portfolio	Acquisition Date	Country	Number of Properties	Square Feet (in thousands) (1)	Average Remaining Lease Term (2)
C.F. Sauer SLB	Aug. 2019	US	6	598	16.1
SWECO	Sep. 2019	US	1	191	11.9
Viavi Solutions	Sep. 2019	US	2	132	9.2
Faurecia	Dec. 2019	US	1	278	5.8
Plasma	Dec. 2019	US	9	125	7.0
Whirlpool	Dec. 2019	US	6	2,924	8.5
FedEx	Dec. 2019	CN	2	20	6.0
Momentum Manufacturing Group	Dec. 2019	US	1	116	16.5
Viavi Solutions	Jan. 2020	US	1	46	9.2
CSTK	Feb. 2020	US	1	56	6.7
Metal Technologies	Feb. 2020	US	1	31	11.7
Whirlpool	Feb. 2020	IT	2	29	2.9
Fedex	Mar. 2020	CN	1	2,195	16.8
Klaussner	Mar. 2020	US	4	196	8.7
Plasma	May 2020	US	6	78	8.2
Klaussner	Jun. 2020	US	1	261	16.8
Momentum Manufacturing Group	Jun. 2020	US	1	48	17.0
Johnson Controls	Sep. & Dec. 2020	UK, SP & FR	4	156	9.3
Broadridge Financial Solutions	Nov. 2020	US	4	1,248	6.5
ZF Active Safety	Dec. 2020	US	1	216	10.3
FCA USA	Dec. 2020	US	1	997	7.0
Momentum Manufacturing Group	Apr. 2021	US	1	93	17.8
Cameron International	Apr. 2021	US	1	44	5.3
The McLaren Group	Apr. 2021	UK	3	841	17.8
Trafalgar Court	Sep. 2021	C.I.	1	114	7.8
Pilot Point Steel	Oct. 2021	US	2	166	13.3
Walmart Learning Center	Oct. 2021	US	1	90	5.3
Promess	Dec. 2021	US	3	68	13.5
Thetford Corporation	Dec. 2021	US & NETH	4	483	13.5
PFB Corporation	Dec. 2021	CAN & US	8	604	18.5
Executive Mailing Service	Apr. 2022	US	1	175	13.8
Caledonia House	May 2022	UK	1	67	10.3
Momentum Manufacturing Group	Jun. 2022	US	1	58	19.0
Wallgreens Boots Alliance Inc.	Jan. 2023	UK	8	324	11.0
Total			317	39,551	7.6
________
(1)Total may not foot due to rounding.
(2)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted- average remaining lease term in years is calculated based on square feet as of June 30, 2023.

.

Leasing Activity
During the quarter ended June 30, 2023, we executed 11 lease renewals and one expansion project with existing tenants totaling approximately 0.9 million square feet and $4.6 million per year in net new straight-line rent ($20.2 million over the new lease term). The new leases had a negative spread of 3.1% compared to the prior leases.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $31.4 million for the three months ended June 30, 2023, as compared to $5.8 million for the three months ended June 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants was $95.8 million and $95.2 million for the three months ended June 30, 2023 and 2022, respectively. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are paid by us. The decrease in revenue from tenants was primarily driven by the year-over-year change in foreign exchange rates.
During the three months ended June 30, 2023 there was a decrease of 0.4% in the average exchange rate for British Pounds Sterling (“GBP”) to USD and an increase of 2.2% in the Euro (“EUR”) to USD, when compared to the same period last year. On a constant currency basis, applying the average monthly currency rates from the quarter ended June 30, 2022, revenues for the quarter ended June 30, 2023 would have been up by $0.2 million to $96.0 million. For additional information on constant currency basis reconciliation see non-GAAP financial Measures - Constant Currency Revenue Reconciliation.
Property Operating Expenses
Property operating expenses were $9.0 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively. These costs primarily consist of property insurance and real estate taxes on our properties, most of which are generally reimbursable by our tenants. The main exceptions are properties leased to the Government Services Administration, which do not require the tenant to reimburse the costs. The increase was primarily due to the timing of our reimbursable costs, partially offset by the net impact of a decrease during the three months ended June 30, 2023 of 0.4% in the average exchange rate for GBP to USD and an increase of 2.2% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $10.1 million in each of the three months ended June 30, 2023 and 2022, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. The Advisor did not earn any Incentive Compensation during the quarters ended June 30, 2023 or 2022 and the Variable Base Management Fee did not materially change in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Operating fees to related parties are not impacted by changes in currency exchange rates.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of our gross revenues generated by the applicable properties. For additional information on Property Manager Agreement, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2023 and 2022, property management fees were $2.0 million and $1.8 million, respectively. Included in property management fees for the three months ended June 30, 2023 and 2022 are lease commission expenses of $0.2 million in both periods, respectively, which are being amortized over the terms of the related leases.
Upon the approval and closing of the Proposed Transactions, we will no longer pay asset management fees to the Advisor and will internalize our management functions. While the Combined Company will no longer pay the costs of the various fees and expense reimbursements previously paid to the Advisor and Property Manager, after the Internalization Merger, the Combined Company’s expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations. There is no assurance that these expenses will be less than the fees we and RTL currently pay to the Advisor, Property Manager, RTL Advisor and RTL Property Manager for their services. Please see “Risk Factors—Risks Related to the Proposed Transactions—The Combined Company’s net income, FFO and AFFO may decrease in the near term as a result of the Proposed Transactions” below and

Note 1 — Organization - Internalization Merger to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
Impairment Charges
We did not record any impairment charges in the quarter ended June 30, 2023. The impairment charge recorded during the three months ended June 30, 2022 of $16.0 million based on the estimated selling price for the Sagemcom property, which was sold in the second quarter of 2022.
Merger, Transaction and Other Costs
We recognized $6.3 million and $133,000 of merger, transaction and other costs during the three months ended June 30, 2023 and 2022, respectively. The increase was due to advisory, legal and other professional costs that were directly related to the Proposed Transactions.
Settlement Costs
We recognized settlement costs in the three months ended June 30, 2023 of $15.1 million, which relate to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”) non-cash equity expense of approximately $6.3 million for Common Stock issued or to be issued to the Blackwells/Related Parties under the Cooperation Agreement (as defined in Note 10 — Commitments and Contingencies Contingencies – Litigation and Regulatory Matters). For additional information on the Common Stock issued or to be issued to the Blackwells/Related Parties, see Note 9 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q and for additional information on the Cooperation Agreement, see Note 10 — Commitments and Contingencies – Litigation and Regulatory Matters to our consolidated financial statements in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses were $10.7 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, primarily consisting of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.3 million to the Advisor under the Advisory Agreement for each of the three months ended June 30, 2023 and 2022, respectively. The overall increase in general and administrative expenses was primarily a result of higher legal and other costs in the quarter ended June 30, 2023 of approximately $7.4 million, which were attributable to the proxy contest and related litigation with the Blackwells/Related Parties as described herein. There were no similar costs in the quarter ended June 30, 2022. We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the Proposed Transactions.
Equity-Based Compensation
During the three months ended June 30, 2023 and 2022, we recognized equity-based compensation expense of $2.9 million and $3.4 million, respectively. Equity-based compensation in both periods consists of (i) expense related to our multi-year outperformance agreement entered into with the Advisor in June 2021 (the “2021 OPP”); (ii) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who are involved in providing services to us and; (iii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors. The decrease in equity-based compensation expense was due to a grant of Restricted Shares that vested during the quarter ended June 30, of 2022. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $37.3 million and $39.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 was due to the net impact of a decrease during the three months ended June 30, 2023 of 0.4% in the average exchange rate for GBP to USD and an increase of 2.2% in the EUR to USD, when compared to the same period last year, partially offset by additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions made in the quarter ended March 31, 2023 and the full-quarter impact of property acquisitions made during the year ended December 31, 2022.
Gain on Dispositions of Real Estate Assets
During the three months ended June 30, 2023 we did not sell any properties. During the three months ended June 30, 2022, we sold one property in the U.K. and recorded a gain of $0.1 million.
Interest Expense
Interest expense was $27.7 million and $23.4 million for the three months ended June 30, 2023 and 2022, respectively. The net amount of our total gross debt outstanding was $2.5 billion as of June 30, 2023 and $2.4 billion as of June 30, 2022, however, the weighted-average effective interest rate of our total debt increased from 3.5% as of June 30, 2022 to 4.8% as of June 30, 2023.
The increase in interest expense was also impacted by a decrease during the three months ended June 30, 2023 of 0.4% in the average exchange rate for GBP to USD and an increase of 2.2% in the average exchange rate for EUR to USD, when compared to the same period last year. As of June 30, 2023, approximately 22.0% of our total debt outstanding was denominated in EUR, 18.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in Canadian Dollars (“CAD”). As of June 30, 2022, approximately 25% of our total debt outstanding was denominated in EUR 16% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2023, approximately 39% of our total debt outstanding was secured and 61% was unsecured, the latter including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Foreign Currency and Interest Rate Impact on Operations
The loss of $0.8 million on derivative instruments for the three months ended June 30, 2023 and the gain of $7.8 million on derivative instruments for the three months ended June 30, 2022, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended June 30, 2023, the loss on derivative instruments consisted of unrealized losses of $1.6 million and realized gains of $0.8 million. For the three months ended June 30, 2022, the gain on derivative instruments consisted of unrealized gains of $6.3 million and realized gains of $1.5 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
We recorded a gain of $2.4 million for losses on undesignated foreign currency advances and other hedge ineffectiveness, related to accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the three months ended June 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2023.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $3.5 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively.
Preferred Stock Dividends
Preferred stock dividends was $5.1 million for the three months ended June 30, 2023 and 2022. These amounts represent the dividends that are attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.

Leasing Activity
During the six months ended June 30, 2023, we executed 17 lease renewals and one expansion project totaling approximately 1.5 million square feet and $10.8 million in annual straight-line rent ($53.4 million over the new lease term). The new leases had a positive spread of 0.5% for the six months ended June 30, 2023, compared to the prior leases.
Comparison of the Six Months Ended June 30, 2023 and 2022
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $37.3 million for the six months ended June 30, 2023, as compared to $0.4 million for the six months ended June 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Revenue from tenants was $190.2 million and $192.3 million for the six months ended June 30, 2023 and 2022, respectively. In addition to base rent, our lease agreements generally require tenants to pay or reimburse us for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are paid by us. The decrease in revenue from tenants was primarily driven by the year-over-year impact of the change in foreign exchange rates.
During the six months ended June 30, 2023 there were decreases of 5.1% in the average exchange rate for GBP to USD and 1.2% in the EUR to USD, when compared to the same period last year. On a constant currency basis, applying the average monthly currency rates for the first six months of 2022, revenues would have been up by $3.1 million to $193.3 million.
Property Operating Expenses
Property operating expenses were $17.2 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by our tenants. The main exceptions are properties leased to the GSA for which certain expenses are not reimbursable by the GSA. The increase was primarily due to the timing of our reimbursable costs, partially offset by decreases during the six months ended June 30, 2023 of 5.1% in the average exchange rate for GBP to USD and 1.2% in the EUR to USD, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $20.2 million in each of the six months ended June 30, 2023 and 2022, respectively. Operating fees to related parties consist of compensation to the Advisor for asset management services, as well as property management fees paid to the Property Manager. Our Advisory Agreement requires us to pay the Advisor a Minimum Base Management Fee of $18.0 million per annum ($4.5 million per quarter) and a Variable Base Management Fee, both payable in cash, and Incentive Compensation (as defined in our Advisory Agreement), generally payable in cash and shares, if the applicable hurdles are met. The Advisor did not earn any Incentive Compensation during the six months ended June 30, 2023 or 2022 and the Variable Base Management Fee did not materially change in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Operating fees to related parties are not impacted by changes in currency exchange rates.
Our Property Manager is paid fees to manage our properties, which may include market-based leasing commissions. Property management fees are calculated as a percentage of gross revenues generated by the applicable properties. For additional information Property Manager Agreement, see Note 11 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023 and 2022, property management fees were $3.9 million and $3.6 million, respectively. Included in property management fees for the six months ended June 30, 2023 and 2022 are lease commission expenses of $0.4 million and $0.7 million, respectively, which are being amortized over the terms of the related leases.
Upon the approval and closing of the Proposed Transactions, we will no longer pay fees to our Advisor and Property Manager and will internalize our management functions. While the Combined Company will no longer pay the costs of the various fees and expense reimbursements previously paid to our Advisor and Property Manager after the Internalization Merger, the Combined Company’s expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing the Combined Company’s business and operations. There is no assurance that these expenses will be less than the fees we currently pay to the Advisor and Property Manager for their services. Please see “Risk Factors—Risks Related to the Proposed Transactions—The Combined Company’s net income, FFO and AFFO may decrease in the near term as a result of the Proposed Transactions” below and Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.

Impairment Charges
We did not record any impairment charges in the first six months of 2023. During the six months ended June 30, 2022, we determined that the estimated fair values of two of our properties were lower than their respective carrying values. As a result, we recorded impairment charge $16.3 million during the six months ended June 30, 2022 ($16.0 million of which was attributable to Sagemcom), The fair value of Sagemcom was was based on the estimated selling price of the asset and the fair value of the Bradford & Bingley property was based on the estimated selling price of the asset, less estimated transactions costs.
Merger, Transaction and Other Costs
We recognized $6.4 million and $0.1 million of merger, transaction and other costs during the six months ended June 30, 2023 and 2022, respectively. The increase was due to advisory, legal and other professional costs that were directly related to the Proposed Transactions.
Settlement Costs
We recognized settlement costs of $15.1 million which relate to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties and non-cash equity expense recorded in the three months ended June 30, 2023 of approximately $6.3 million for Common Stock issued or to be issued to Blackwells under the Cooperation Agreement (as defined in Note 10 — Commitments and Contingencies - Litigation and Regulatory Matters). For additional information on the Common Stock issued or to be issued to Blackwells, see Note 9 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q and for additional information on the Cooperation Agreement, see Note 10 — Commitments and Contingencies - Litigation and Regulatory Matters to our consolidated financial statements in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses were $16.3 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance and including expense reimbursements of approximately $0.6 million and $0.7 million to the Advisor under the Advisory Agreement for the six months ended June 30, 2023 and 2022, respectively. The overall increase in general and administrative expenses was primarily a result of higher legal and other costs in the quarter ended June 30, 2023 of approximately $9.1 million, which were attributable to the proxy contest and related litigation with the Blackwells/Related Parties described herein. There were no similar costs in the six months ended June 30, 2022. We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the Proposed Transactions.
Equity-Based Compensation
During the six months ended June 30, 2023 and 2022, we recognized equity-based compensation expense of $5.8 million and $6.1 million, respectively. Equity-based compensation in both periods consists of (i) expense related to the 2021 OPP; (ii) amortization of Restricted Shares granted to employees of the Advisor or its affiliates who are involved in providing services to us and; (iii) amortization of RSUs granted to our independent directors. The decrease in equity-based compensation expense was due to a grant of Restricted Shares that vested during the quarter ended June 30, 2022. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional information on the impact of the Proposed Transactions on the treatments of our Equity-Based Compensation, see Note 1 – Organization – Proposed Merger and Internalization.
Depreciation and Amortization
Depreciation and amortization expense was $74.3 million and $79.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in the first six months of 2023 compared to the first six months of 2022 was due to decreases during the six months ended June 30, 2023 of 5.1% in the average exchange rate for GBP to USD and 1.2% in the EUR to USD, when compared to the same period last year, partially offset by additional depreciation and amortization expense recorded as a result of the impact of our property acquisitions since June 30, 2022.
Gain on Dispositions of Real Estate Investments
During the six months ended June 30, 2023 we did not sell any properties. During the six months ended June 30, 2022, we sold one property in the U.K. and recorded a gain of $0.1 million.
Interest Expense
Interest expense was $54.7 million and $47.6 million for the six months ended June 30, 2023 and 2022, respectively. The net amount of our total gross debt outstanding was $2.4 billion as of June 30, 2022 and $2.5 billion as of June 30, 2023 and the weighted-average effective interest rate of our total debt increased from 3.5% as of June 30, 2022 to 4.8% as of June 30, 2023.
The increase in interest expense was also impacted by decreases during the six months ended June 30, 2023 of 5.1% in the average exchange rate for GBP to USD and 1.2% in the average exchange rate for EUR to USD, when compared to the same period last year. As of June 30, 2023, approximately 22.0% of our total debt outstanding was denominated in EUR, 18.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of June 30, 2022, approximately 25% of our total debt outstanding was denominated in EUR, 16% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2023, approximately 39% of our total debt outstanding was secured and 61% was unsecured, including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The loss on derivative instruments of $2.4 million and gain of $12.4 million for the six months ended June 30, 2023 and 2022, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the six months ended June 30, 2023, the gain on derivative instruments consisted of unrealized losses of $4.3 million and realized gains of $1.9 million. For the six months ended June 30, 2022, gains on derivative instruments consisted of unrealized gains of $10.5 million and realized gains of $1.9 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
We recorded a gain of $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the six months ended June 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2023.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of tax payments. Income tax expense was $6.2 million and $5.6 million for the six months ended June 30, 2023 and 2022 respectively. The increase is primarily driven by the European acquisitions completed in the nine months ended September 30, 2021.
Preferred Stock Dividends
Preferred stock dividends was $10.2 million for the six months ended June 30, 2023 and 2022. These amounts represent the dividends that are attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities was $84.4 million. The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings. Cash flows provided by operating activities during the six months ended June 30, 2023 reflect net loss of $27.1 million, adjusted for non-cash items of $94.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other). In addition, operating cash flow was impacted by lease incentive and commission payments of $2.4 million and an increase of $18.8 million in working capital items due to a decrease in prepaid expenses and other assets of $15.2 million, an increase in accounts payable and accrued expenses of $3.2 million and an increase in prepaid rent of $0.4 million.

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
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 of $92.5 million consisted of property acquisitions of $81.4 million and capital expenditures of $11.2 million.
Net cash used in investing activities during the six months ended June 30, 2022 of $35.4 million was due to property acquisitions of $33.9 million and capital expenditures of $4.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $4.2 million during the six months ended June 30, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $356.0 million, partially offset by net payments of mortgage notes payable of $257.5 million (for additional information on Credit Facility activity, see the Liquidity and Capital Resources section below), dividends paid to common stockholders of $83.3 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) of $6.2 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) of $4.0 million and distributions to non-controlling interest holders of $0.2 million.
Net cash used in financing activities of $39.7 million during the six months ended June 30, 2022 was a result of net payments on the Term Loan of $0.0 million, payments of mortgage notes payable of $18.9 million, dividends paid to common stockholders of $83.1 million, dividends paid to holders of our Series A Preferred Stock, of $6.2 million, dividends paid to holders of our Series B Preferred Stock, of $3.9 million and distributions to non-controlling interest holders of $0.2 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $78.8 million and net proceeds from the issuance of Series B Preferred Stock of $4.5 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $100.9 million and $103.3 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations (see Consolidated Cash Flow Statements in our consolidated financial statements included in this Quarterly Report on Form 10-Q) supplemented by our existing cash will be sufficient to fund, the payment of quarterly dividends to our common stockholders and holders of our Series A Preferred Stock and Series B Preferred Stock, as well as anticipated capital expenditures. During the six months ended June 30, 2023, cash used to pay 90% of our dividends was generated from cash flows provided by operations.
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

Acquisitions and Dispositions —Three and Six Months Ended June 30, 2023
During the six months ended June 30, 2023 we acquired eight properties for $81.4 million, including capitalized acquisition costs. We did not acquire any properties during the three months ended June 30, 2023. During the three and six months ended June 30, 2023 we did not sell any properties.
Acquisitions and Dispositions Subsequent to June 30, 2023 and Pending Transactions
We did not acquire or dispose of any properties subsequent to June 30, 2023.
On May 23, 2023, we entered into the Proposed Transactions. As previously disclosed, the consideration for the Proposed Transactions will consist of, among other things, issuance of $325.0 million our Common Stock, Series D Preferred Stock, Series E Preferred Stock and $50.0 million in cash to be paid to the Advisor. In addition, under the REIT Merger Agreement, we are required to assume all of RTL’s indebtedness and to repay all amounts outstanding under RTL’s credit facility. Therefore, we expect subject to obtaining commitments from new lenders or additional commitments from participating lenders to exercise the existing “accordion feature” on our Credit Facility and increase the commitments under our Credit Facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability after the transactions are completed. For additional details, see in Note 1 — Organization to our consolidated financial statements included in this Form 10-Q and in the “Overview” section above.
In addition, we have signed one definitive purchase and sale agreement (“PSA”) to dispose of one property for sale price of $50.0 million and we have signed one non-binding letter of intent (“LOI”) to dispose of one property for sale price of $67.0 million. The PSA and LOI are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the six months ended June 30, 2023, we did not sell any shares of Common Stock through the Common Stock ATM Program.
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
During the six months ended June 30, 2023, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Anticipated Issuances in connection with the Proposed Transactions
In connection with the completion of the Proposed Transactions, we would issue a maximum of approximately (x) (A) 95,967,705 shares of Common Stock in the REIT Merger including (i) up to 5,714,353 shares of Common Stock that may be issued by us to an affiliate of AR Global in exchange for shares of RTL Class A Common Stock that may be issued by RTL prior to the REIT Merger Effective Time if all 8,528,885 RTL LTIP Units currently held by AR Global and its affiliates are earned, and (ii) up to 115,857 shares of Common Stock that may be issued in the REIT Merger in exchange for up to 172,921 shares of RTL Class A Common Stock that may be issued by RTL in exchange for outstanding RTL OP Common Units held by an unaffiliated third party that may be converted into shares of RTL Class A Common Stock prior to, or at any time after, the REIT Merger Effective Time, (B) 7,933,711 shares of newly created Series D Preferred Stock, and (C) 4,595,175 shares of newly created Series E Preferred Stock to RTL’s stockholders, and (y) 29,614,825 shares of Common Stock to AR Global in the Internalization Merger. We may issue up to an additional 2,500,000 shares of Common Stock to AR Global if all LTIP Units (or Restricted Shares, if such LTIP Units are converted) held by AR Global and its affiliates are earned. Fewer shares than the maximum may be issued based on the measurement provisions in the RTL 2021 Award and 2021 OPP, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. It is expected that both the RTL LTIP Units (following conversion to shares of RTL Class A Common Stock) and the LTIP Units will be converted or exchanged into shares of Common Stock at or near closing of the

Proposed Transactions. Based on the price of our Common Stock of $10.74 per share at July 13, 2023, on a pro forma basis, 2,857,042 shares of Common Stock would be issued in exchange for the RTL LTIP Units that would convert to shares of RTL Class A Common Stock prior to the closing and 375,000 shares of Common Stock would be issued for the LTIP Units. For more information, see Note 1 – Organization – Proposed Merger and Internalization.
Additionally, pursuant to the terms of the Cooperation Agreement below and assuming that the Proposed Transactions are completed, we are requiring to issue up to an additional 1,600,000 shares of Common Stock to the Blackwells/Related Parties in a private placement exempt from registration.
Borrowings
As of June 30, 2023 and December 31, 2022, we had total debt outstanding of $2.5 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.8% and 4.0%, respectively.
As of June 30, 2023, 72.0% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.2% per annum. As of June 30, 2023, 28.0% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 6.5% per annum. The total gross carrying value of unencumbered assets as of June 30, 2023 was $3.0 billion, of which approximately $1.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings. We do not have hedging in place for the non-U.S. portion of the Revolving Credit Facility. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 58.8% and 56.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2023 and December 31, 2022, respectively. The increase was primarily due to additional borrowings under the Revolving Credit Facility in the six months ended June 30, 2023 (see Credit Facility below for details). See Note 7 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of June 30, 2023. As of June 30, 2023, the weighted-average maturity of our indebtedness was 3.7 years. We believe we have the ability to service our debt obligations as they come due.
As required by the REIT Merger Agreement, we will assume all of RTL’s indebtedness and repay all amounts outstanding under RTL’s credit facility.
Senior Notes
On December 16, 2020, we, together with the OP, issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “Senior Notes”). As of June 30, 2023, and December 31, 2022, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $493.8 million and $493.1 million, respectively, which is net of $6.2 million and $6.9 million of deferred financing costs, respectively. The Senior Notes require payment of interest-only with the principal due to maturity. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
In connection with the REIT Merger, we have agreed to assume RTL’s senior notes. We plan to assume the RTL Senior Notes pursuant to a supplemental indenture to the indenture governing our Senior Notes.
Mortgage Notes Payable
As of June 30, 2023, we had secured mortgage notes payable of $1.0 billion, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity.
We do not have any principal payments due on our mortgages during the remainder of 2023. Please see below for a subsequent event update on these maturities:
•On May 5, 2023 we repaid the mortgage loan that previously encumbered our five properties in Germany. The loan balance was approximately $56.7 million using the exchange rate on the date of repayment. The repayment was fully funded with additional borrowings in EUR under the Revolving Credit Facility and the five properties in Germany were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.6% and the current interest rate on the Revolving Credit Facility is 6.1% as of June 30, 2023.
•On April 25, 2023, we made our scheduled principal repayment of £3.8 million ($4.7 million using the exchange rate on the date of repayment) on its United Kingdom Properties - Bulk Loan, which reduced the balance to approximately £153.1 million (approximately $191.4 million as of the end of April 2023) after the payment. We then repaid the entire remaining principal amount of the United Kingdom Properties - Bulk Loan in May 2023. This mortgage loan had encumbered 41 of our properties in the U.K. We funded the repayment with additional borrowings in GBP under the Revolving Credit Facility and the 41 properties in the U.K. were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.2% and the current interest rate on Revolving Credit Facility was 6.1% as of June 30, 2023.
In connection with the REIT Merger, we expect to assume all of RTL’s mortgage notes payable, net.

Credit Facility
As of June 30, 2023 and December 31, 2022, outstanding borrowings under our Revolving Credit Facility were $1.0 billion and $670.0 million, respectively. The additional borrowings were primarily used to fund the repayments of the loan that previously encumbered our five properties in Germany (€52.0 million borrowed under the Revolving Credit Facility) (discussed above) and the loan that previously encumbered 41 of or properties in the U.K. (£154.0 million) (discussed above). Also, the additional borrowings were used for acquisitions in the quarter ended March 31, 2023 and general corporate purposes. As of June 30, 2023, approximately $273.2 million was available for future borrowings under the Revolving Credit Facility.
On April 8, 2022, we amended and restated the Credit Facility to, among other things, convert amounts outstanding under the Term Loan into amounts drawn under the Revolving Credit Facility which, following the amendment, now represents all amounts outstanding under the Credit Facility. In addition to converting the Term Loan, the aggregate total commitments under the Credit Facility were increased from $1.17 billion to $1.45 billion, with a $50.0 million sublimit for letters of credit, a $50.0 million sublimit for swing loans and $100.0 million of which can only be used for U.S. dollar denominated loans. The Credit Facility includes an uncommitted “accordion feature” that, so long as no default or event of default has occurred and is continuing, gives us the option to increase the commitments under the Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. In connection with the REIT Merger and subject to obtaining commitments from new lenders or additional commitments from participating lenders, we expect to exercise the “accordion feature” to increase the commitments under our Credit Facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability after the Proposed Transactions are completed. We incurred approximately $10.1 million of deferred financing costs during the quarter ended June 30, 2022 related to the amendment and restatement. Also, on July 26, 2022, we further amended the Credit Facility to, among other things, increase the maximum aggregate asset value attributable to unencumbered pool assets located in approved foreign countries. The amendment increases our flexibility to add properties to the pool of unencumbered assets which impacts the amount available for draw under the facility.
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
The Credit Facility requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Facility) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. Following the amendment and restatement of the Credit Facility, the applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of June 30, 2023, the Credit Facility had a weighted-average effective interest rate of 6.1% after giving effect to interest rate swaps in place.
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
As noted above, in connection with the closing of the REIT Merger, we expect to repay all amounts due under RTL's credit facility and then terminate RTL's credit facility. To do so, we expect to exercise the existing “accordion feature” on our Credit Facility and increase the commitments thereunder by $500.0 million to facilitate the repayment of RTL's credit facility and to create additional availability after the Proposed Transactions are completed. Our ability to exercise the “accordion feature” on our Credit Facility is subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions, including a requirement that no default or event of default has occurred and is continuing.
Covenants
As of June 30, 2023, we were in compliance with the covenants under the Indenture governing the Senior Notes and the Credit Facility (see Note 5 — Revolving Credit Facility and Term Loan, Net and Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2023, we were in compliance with all of the financial covenants under our mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of June 30, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the quarter ended September 30, 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of a DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement we can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $2.5 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022 and March 31, 2023. The DSCR Sweep Trigger remained in place for the quarter ended June 30, 2023 and we cured the cash sweep that would otherwise have resulted from such continuance by further increasing the letter of credit by an additional $0.5 million in the three months ended June 30, 2023 as required by the terms of the loan agreement. Such letter of credit is held by the lender, and we expect to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as we restore compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of June 30, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed, an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, settlement costs related to the Blackwells/Related Parties litigation (as described herein), as well as certain other costs that are considered to be non-core, such as debt extinguishment costs, fire loss and other costs related to damages at our properties. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments) and certain other expenses, including general and administrative expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein), negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(31,357)	$(5,847)	$(37,346)	$(364)
Impairment charges	—	16,031	—	16,261
Depreciation and amortization	37,297	39,359	74,326	79,248
Gain on dispositions of real estate investments	—	(62)	—	(62)
FFO (as defined by NAREIT) attributable to common stockholders	5,940	49,481	36,980	95,083
Merger, transaction and other costs (1)	6,279	133	6,378	141
Settlement costs (2)	15,084	—	15,084	—
Loss on extinguishment of debt	404	342	404	342
Core FFO attributable to common stockholders	27,707	49,956	58,846	95,566
Non-cash equity-based compensation	2,870	3,358	5,795	6,085
Non-cash portion of incentive fee	—	—	—	—
Non-cash portion of interest expense	2,083	2,336	4,168	4,932
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,297	273	2,252	603
Straight-line rent	(1,786)	(2,342)	(3,674)	(5,195)
Straight-line rent (rent deferral agreements) (3)	—	(39)	—	(159)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(2,440)	—	(2,440)
Eliminate unrealized gains on foreign currency transactions (4)	1,631	(6,321)	4,278	(10,531)
Amortization of mortgage discounts	237	238	464	489
Expenses attributable to 2023 proxy contest and related litigation (5)	7,371	—	9,087	—
AFFO attributable to common stockholders	$41,410	$45,019	$81,216	$89,350

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$5,940	$49,481	$36,980	$95,083
Core FFO attributable to common stockholders	$27,707	$49,956	$58,846	$95,566
AFFO attributable to common stockholders	$41,410	$45,019	$81,216	$89,350
_________
(1)For the three and six months ended June 30, 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger. The three and six months ended June 30, 2022 did not have any of these costs.
(2)In the three and six months ended June 30, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock issued or to be issued to the Blackwells/Related Parties, as required under the Cooperation Agreement.
(3)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period for rent that was deferred, for purposes of AFFO, as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO.
(4)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2023, the loss on derivative instruments was $0.8 million, which consisted of unrealized losses of $1.6 million and realized gains of $0.8 million. For the six months ended June 30, 2023, the loss on derivative instruments was $2.4 million, which consisted of unrealized losses of $4.3 million and realized gains of $1.9 million. For the three months ended June 30, 2022, the gain on derivative instruments was $7.8 million, which consisted of unrealized gains of $6.3 million and realized gains of $1.5 million. For the six months ended June 30, 2022, the gain on derivative instruments was $12.4 million, which consisted of unrealized gains of $10.5 million and realized gains of $1.9 million.
(5)Amounts relate to general and administrative expenses incurred for the Company’s 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its AFFO for these amounts.

Constant Currency Revenue Reconciliation

(In thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue from tenants	$95,844	$190,176
Foreign currency translation impact (using foreign currency exchange rates from Q2 2022)	168	—
Foreign currency translation impact (using foreign currency exchange rates from the first six months of 2022)	—	3,126
Revenue from tenants, constant currency basis	$96,012	$193,302

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
During the six months ended June 30, 2023 and the year ended December 31, 2022, we paid dividends on our common stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. In connection with the Proposed Transactions, the Company’s board of directors expects to review and reset the Company’s Common Stock dividend policy, setting the dividend at an annual rate $1.42 per share or $0.354 per share on a quarterly basis. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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

The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2023
	March 31, 2023		June 30, 2023
(In thousands)		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,658		$41,664		$83,322
Dividends to holders of Series A Preferred Stock	3,081		3,081		6,162
Dividends to holders of Series B Preferred Stock	2,018		2,018		4,036
Distributions to holders of LTIP Units	100		100		200
Total dividends and distributions	$46,857		$46,863		$93,720

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,857	100.0%	$21,343	45.5%	$84,358	(1)	90.0%
Available cash on hand	—	—%	25,520	54.5%	9,362	(1)	10.0%
Total sources of dividend and distribution coverage	$46,857	100.0%	$46,863	100.0%	$93,720		100.0%

Cash flows provided by operations (GAAP basis)	$63,015		$21,343		$84,358

Net loss (in accordance with GAAP)	$(890)		$(26,258)		$(27,148)
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 94.7% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of June 30, 2023, based on straight-line rent, approximately 60.1%, are fixed-rate with increases averaging 1.7%, 27.5% are based on the Consumer Price Index, subject to certain caps, 7.1% are based on other measures, and 5.3% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 10 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, except for the below risk factors, and we direct your attention to those risk factors.
We are subject to risks associated with proxy contests and other actions of activist stockholders
We have been the subject of proxy contests, including the proxy contest initiated by the Blackwells/Related Parties on October 24, 2022. We resolved this contest and related litigation by agreeing to issue an aggregate of 2,095,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee, of which 495,000 shares of Common Stock were issued on July 11, 2023, and we may face future proxy contests, unsolicited takeovers or other forms of stockholder activism or related activities that could adversely affect our business for a number of reasons, including, without limitation, the following:
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

Risks Related to the Proposed Transactions

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the relative values of the shares of RTL’s Class A Common Stock or Common Stock.
At the REIT Merger Effective Time, each issued and outstanding share of RTL Class A Common Stock (or fraction thereof) will be converted into the right to receive 0.670 validly issued, fully paid and nonassessable shares of Common Stock. On May 22, 2023, the last trading day before we and RTL announced the REIT Merger Agreement, the closing price of Common Stock on the NYSE was $10.38 per share and the closing price of RTL Class A Common Stock on Nasdaq was $4.69 per share. This Exchange Ratio is fixed pursuant to the REIT Merger Agreement and will not be adjusted to reflect events or circumstances or other developments of which RTL or we become aware or which occur after the date of the REIT Merger Agreement, or any changes in the relative values of RTL and us, including:
•changes in our or RTL’s respective businesses, operations, assets, liabilities, or prospects;
•changes in general market and economic conditions, and other factors generally affecting the relative values of our and RTL’s assets;
•market reaction to the announcement of the REIT Merger or the Internalization Merger and the prospects of GNL immediately following the consummation of the Proposed Transactions (the “Combined Company”) (including changes to the mix of real estate assets to be managed by the Combined Company and changes to the capital structure of the Combined Company);
•market assessments of the perceived value of the Internalization Merger and related transactions, including changes to our board of directors, changes resulting from the Internalization Merger (including changes resulting from hiring persons previously employed by the Advisor, the Property Manager, RTL Advisor and RTL Property Manager (together, the “Internalization Parties”)), and the perceived value of the Internalization Merger Consideration paid by us to AR Global;

•market assessments of the likelihood that the REIT Merger will close;
•changes to our distribution policy following the REIT Merger and the Internalization Merger;
•interest rates (including changes or anticipated changes in interest rates), general market and economic conditions and other factors generally affecting the market prices of Common Stock and RTL Class A Common Stock;
•federal, state and local legislation, governmental regulation, and legal developments in the businesses in which we and RTL operate; or
•other factors beyond our and RTL’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of shares of Common Stock at the REIT Merger Effective Time may vary from the price on the date the REIT Merger Agreement was executed, on the date the joint prospectus/proxy statement relating to the REIT Merger and Internalization Merger (the “Joint Proxy Statement/Prospectus”) was filed, on the date of our 2023 special meeting of stockholders to be held on September 8, 2023 (the “Special Meeting”) and on the date of RTL’s special meeting of stockholders to be held on September 8, 2023 (the “RTL Special Meeting”). As a result, the market value of the REIT Merger consideration represented by the Exchange Ratio will also vary.
If the market price of shares of Common Stock increases between the date the REIT Merger Agreement was signed and the REIT Merger Effective Time, RTL stockholders could receive shares of Common Stock that have a market value upon completion of the REIT Merger that is greater than the market value of the shares calculated pursuant to the Exchange Ratio on the date the REIT Merger Agreement was signed. Conversely, if the market price of shares of Common Stock declines between the date the REIT Merger Agreement was signed and the REIT Merger Effective Time, RTL stockholders could receive shares of Common Stock that have a market value upon the REIT Merger Effective Time that is less than the market value of the shares calculated pursuant to the Exchange Ratio on the date the REIT Merger Agreement was signed. Furthermore, at the time of our Special Meeting and the RTL Special Meeting, our stockholders and RTL’s stockholders will not know with certainty the value of the Common Stock that RTL stockholders will receive at the REIT Merger Effective Time.
Therefore, while the number of shares of Common Stock to be issued per share of RTL Class A Common Stock is fixed, our stockholders and RTL’s stockholders cannot be sure of the market value of the REIT Merger consideration RTL’s stockholders will receive at the REIT Merger Effective Time.
The REIT Merger and Internalization Merger are both subject to a number of conditions, and if these conditions are not satisfied or waived, the Proposed Transactions will not be completed, which could result in the requirement that we pay certain termination fees or, in certain circumstances, that we pay expenses to RTL.
The REIT Merger Agreement is subject to conditions which must be satisfied or waived in order to complete the REIT Merger, including the satisfaction of all of the conditions set forth in the Internalization Merger Agreement. The Internalization Merger is subject to conditions which must be satisfied or waived to complete the Internalization Merger, including the completion of the REIT Merger.
The consummation of the REIT Merger is subject to certain conditions, including: (i) approval of the REIT Merger by RTL’s stockholders; (ii) approval of the issuance of Common Stock in connection with the Proposed Transactions (the “Common Stock Proposal”) by our stockholders; (iii) the listing of the Common Stock issuable pursuant to the Common Stock Proposal on the NYSE and the listing of the Series D Preferred Stock and Series E Preferred Stock on the NYSE; (iv) all of the conditions set forth in the Internalization Merger Agreement, will have been satisfied or waived so that the Internalization Merger will occur substantially contemporaneously with the REIT Merger; (v) our continued maintenance of a decreased Aggregate Share Ownership Limit (as defined in our Charter) of 8.9% in value of the aggregate of the outstanding shares of our stock and 8.9% (in value or in number of shares, whichever is more restrictive) of any class or series of our stock; (vi) the assumption of certain RTL debt, the payoff of certain RTL debt and refinancing of certain of our debt; (vii) receipt of certain legal opinions by us and RTL; (viii) all consents of applicable counterparties to certain lending agreements identified in the REIT Merger Agreement will have been obtained; and (ix) other customary conditions specified in the REIT Merger Agreement.
The consummation of the Internalization Merger is subject to certain conditions, including: (i) the absence of injunctions or legal orders restraining the consummation of the Internalization Merger; (ii) the closing of the REIT Merger; (iii) the approval of Common Stock Proposal; (iv) the listing of the Common Stock issued pursuant to the Common Stock Proposal; (v) each of Edward M. Weil Jr., James L. Nelson, Christopher Masterson, Jason Slear, JP Eckler and Judith Beaton-Rennie and at least 60% of the additional key employees identified in the Internalization Merger Agreement having accepted offers of employment by us; and (vi) our adoption of employee benefit plans applicable to employees that commence employment with us as of the closing of the Internalization Merger (“Transferred Employees”).
There can be no assurance that the conditions to closing the REIT Merger or the Internalization Merger will be satisfied or waived or that the REIT Merger or the Internalization Merger will be completed. Failure to consummate the REIT Merger or the Internalization Merger may adversely affect our or RTL’s results of operations and business prospects and may adversely affect the price of our Common Stock, and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock (collectively, the “Preferred Stock).

If the REIT Merger Agreement is terminated under certain circumstances specified in the REIT Merger Agreement, we may be required to pay RTL a termination fee of $40 million and reimburse RTL’s transaction expenses up to an amount equal to $3.0 million. If we pay a termination fee to RTL, we will also be required to reimburse AR Global for up to $1.5 million in out-of-pocket expenses related to the Internalization Merger.
Failure to complete the Proposed Transactions could negatively impact our stock prices and our future business and financial results.
If the Proposed Transactions are not completed, our ongoing business could be materially adversely affected without realizing any of the benefits of having completed the Proposed Transactions. We are subject to a variety of risks associated with the failure to complete the Proposed Transactions, including the following:
•the market price of our Common Stock and Preferred Stock could decline;
•we may be required to pay termination fees and reimbursement expenses;
•there is no certainty we would be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that RTL agreed to in the REIT Merger Agreement;
•there is no assurance that the Internalization Parties would be willing to consummate a transaction similar to the Internalization Merger;
•we may experience negative reactions from the financial markets or our respective tenants and vendors;
•we have to pay costs relating to the Proposed Transactions, such as legal, accounting, financial advisor, filing, printing and mailing fees whether or not the Proposed Transactions are completed; and
•diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Proposed Transactions.
If the Proposed Transactions, including the REIT Merger and the Internalization Merger, are not completed, these risks could materially affect our business, financial results and share price. In addition, if the Proposed Transactions are not completed, we could be subject to litigation related to any failure to complete the Proposed Transactions or related to any enforcement proceeding commenced against us to perform the obligations under the REIT Merger Agreement or the Internalization Merger Agreement.
Holders of Common Stock will have a reduced ownership and voting interest in the Combined Company after the Proposed Transactions and will exercise less influence over management of the Combined Company.
The Proposed Transactions will result in our stockholders having an ownership stake in the Combined Company that is smaller than their current stake in us prior to the REIT Merger compared to immediately following the completion of the Proposed Transactions, based on the number of shares of Common Stock and RTL Class A Common Stock outstanding on June 30, 2023, and assuming that we would issue a maximum of approximately:
•(A) 95,967,705 shares of Common Stock in the REIT Merger (including up to 5,714,353 shares of GNL Common Stock that may be issued to an affiliate of AR Global if all 8,528,885 RTL LTIP Units currently held by AR Global and its affiliates are earned), (B) 7,933,711 shares of Series D Preferred Stock, and (C) 4,595,175 shares of Series E Preferred Stock to RTL’s stockholders;
•29,614,825 shares of Common Stock to AR Global in the Internalization Merger;
•up to an additional 2,500,000 shares of Common Stock to AR Global if all of our LTIP Units (or our Restricted Shares, if our LTIP Units are converted) held by affiliates of AR Global and its affiliates are earned; and
•495,000 shares of Common Stock to the Blackwells/Related Parties in a private placement exempt from registration, and, assuming that the Proposed Transactions are completed, an additional 1,600,000 shares of Common Stock to the Blackwells/Related Parties in a private placement exempt from registration.
Fewer shares than the maximum may be issued based on the measurement provisions in the RTL Advisor Multi-Year Outperformance Award and the 2021 OPP, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. Both the RTL LTIP Units (following conversion to shares of RTL Class A Common Stock) and our LTIP Units are expected to be converted or exchanged into shares of Common Stock at or near closing of the Proposed Transactions. Based on the price of Common Stock of $10.74 per share at July 13, 2023, on a pro forma basis, 2,857,042 shares of Common Stock would be issued in respect of the RTL LTIP Units (or restricted shares of RTL Class A Common Stock) and 375,000 shares of Common Stock would be issued in respect of our LTIP Units.
Based on the above issuances, our current stockholders would own approximately 45%, current RTL stockholders would own approximately 39%, the owners of AR Global and their affiliates (including the direct owner of AR Global and its wholly-owned subsidiaries (including AR Global)) would own approximately 14% (and will be permitted to own up to 16.8%), and the Blackwells/Related Parties would own approximately 2% of the issued and outstanding shares of common stock of the Combined Company, which assumes 50% of outstanding RTL LTIP Units and 15% of our outstanding LTIP Units held by AR Global and its affiliates are earned. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company after the closing of the Proposed Transactions than they currently exercise.

The Merger Agreements contain provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
Pursuant to the REIT Merger Agreement, RTL agreed not to (i) solicit proposals relating to certain alternative business combination transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative business combination transaction with a third party or (iii) approve or enter into any agreements providing for any such alternative business combination transaction, in each case, subject to certain exceptions to permit members of RTL’s board of directors (the “RTL Board”) to comply with their duties under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining our stockholder approval or RTL’s stockholder approval, as applicable, under specified circumstances our board of directors or the RTL Board, respectively, may change their recommendation with respect to the Proposed Transactions, and RTL may also terminate the REIT Merger Agreement to accept a Superior Proposal (as defined in the REIT Merger Agreement) upon payment of the termination fee described below.
The REIT Merger Agreement provides, that if the REIT Merger Agreement is terminated under certain circumstances specified in the REIT Merger Agreement, we may be required to pay RTL a termination fee of $40 million and reimburse RTL’s transaction expenses up to an amount equal to $3 million. Pursuant to the Internalization Merger Agreement, if a termination fee is paid pursuant to the REIT Merger Agreement, we may also be required to reimburse AR Global for up to $1.5 million in out-of-pocket expenses related to the Internalization Merger Agreement.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Proposed Transactions, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the REIT Merger Agreement.
If the REIT Merger Agreement and Internalization Merger Agreement are terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Transactions contemplated by the REIT Merger Agreement and Internalization Merger Agreement.
There may be unexpected delays in completing either of the Proposed Transactions.
Closing of the Proposed Transactions may not occur when anticipated subject to all of the conditions in the REIT Merger Agreement and the Internalization Merger Agreement being satisfied or waived. The Internalization Merger Agreement provides, among other things, that either party may terminate the Internalization Merger Agreement if the REIT Merger has not occurred in accordance with the REIT Merger Agreement. The REIT Merger Agreement provides, among other things, that either we or RTL may terminate the REIT Merger Agreement if the REIT Merger has not occurred by June 1, 2024. Certain events may delay closing, including difficulties in obtaining the approval of RTL’s stockholders and our stockholders or any stockholder litigation in connection with the Proposed Transactions.
An adverse outcome in any litigation or other legal proceedings relating to the REIT Merger Agreement, the Internalization Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on our businesses or our ability to consummate the transactions contemplated by the REIT Merger Agreement and Internalization Merger Agreement.
Transactions like the REIT Merger and Internalization Merger may result in litigation, stockholder demands, or other legal proceedings, including actions alleging that either party’s board of directors breached their respective duties to their stockholders or other equity holders by entering into the REIT Merger Agreement or Internalization Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise, or any other claims (contractual or otherwise) arising out of the REIT Merger or Internalization Merger or any of the transactions related thereto, including such proceedings described herein. For example, a complaints has been filed against RTL in connection with the Proposed Transactions alleging that the Joint Proxy Statement/Prospectus was materially incomplete and misleading.
With respect to these proceedings, and any other litigation or other legal proceedings that are brought against us, RTL or our respective boards of directors or subsidiaries in connection with the REIT Merger Agreement or the Internalization Merger Agreement, or the transactions contemplated thereby, the respective parties may not successfully defend against the claims. Additionally, defending against the claims could be a costly and protracted process that may distract our management from the day-to-day operations. An adverse outcome, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the parties’ ability to consummate the Proposed Transactions in a timely manner, or at all, or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
The opinions of our and RTL’s financial advisors will not reflect changes in circumstances between the date of the opinions and completion of the Proposed Transactions.
We and RTL received opinions from our respective financial advisors, each dated May 23, 2023, regarding the fairness of the Exchange Ratio in connection with the REIT Merger, with the opinion to RTL opining on the fairness of the Exchange Ratio after giving effect to the Internalization Merger, treating the REIT Merger and the Internalization Merger as a single, unitary transaction. In addition, we received an opinion from our financial advisor, dated May 23, 2023, regarding the fairness of the 53% of the Internalization Merger Consideration allocated to us in the Internalization Merger.
We and RTL have not, and do not intend to obtain, updated opinions from our respective financial advisors as of the date of this Quarterly Report on Form 10-Q, including for any shares issued after the signing of the Merger Agreements including the shares issued or issuable to the Blackwells/Related Parties. Changes in the operations and prospects of us or RTL, general market and economic conditions and other factors that may be beyond our or RTL’s control, and on which the opinions of the financial advisors were based, may significantly alter our or RTL’s value or the prices of shares of Common Stock or RTL Class A Common Stock by the time the Proposed Transactions are completed. The opinions do not speak as of the time the Proposed Transactions will be completed or as of any date other than the date of the opinions. Because our and RTL’s financial advisors will not be updating their opinions, the opinions will not address the fairness of the Exchange Ratio in the REIT Merger, or the Internalization Merger Consideration paid by us in connection with the Internalization Merger, as the case may be, from a financial point of view at the time the Proposed Transactions are completed.
The Internalization Merger was negotiated between the Special Committee and the RTL Special Committee on the one hand (each of which being comprised solely of independent and disinterested members of our and RTL’s boards of directors, respectively) and AR Global on the other hand, which is affiliated with certain of our and RTL’s officers and directors.
The Internalization Merger was negotiated with AR Global, which is affiliated with certain of our and RTL’s officers and directors. As a result, those officers and directors may have different interests than us or RTL as a whole. In addition, during the pendency of the Proposed Transactions, we and RTL will continue to be parties to advisory and property management agreements with the Internalization Parties and will continue to rely upon the Internalization Parties for key advisory and property management functions, while continuing to pay AR Global for the services provided by the Internalization Parties. These potential conflicts would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if AR Global or any of its affiliates breaches any of the representations, warranties or covenants made by it in the Internalization Merger Agreement, we may choose not to enforce, or to enforce less vigorously, our rights under the Internalization Merger Agreement because of our desire to maintain our ongoing relationship with AR Global and the Internalization Parties and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Internalization Merger Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Internalization Merger Agreement.
There can be no assurance that we could become “internalized” or “self-managed” without the Internalization Merger.
Our Advisory Agreement does not contain a provision that permits us to internalize our management without negotiation an agreement with the Advisor independent of the Internalization Merger Agreement. There can be no assurance that we could internalize or otherwise become self-managed if the Internalization Merger is not consummated. We would be required to terminate the Advisory Agreement, which we can only do for cause. Further, the agreement does not provide us the right to solicit persons employed by AR Global or its affiliates (including all the person presently providing services to us) to become employees. AR Global would also be under no obligation to transfer any assets or licenses that we may need to internalize the management functions. Lastly, some of the loan agreements governing the indebtedness of our subsidiaries require lender consents to replace the property manager. There is no assurance the applicable parties would consent.
The representations, warranties, covenants and indemnities in each of the REIT Merger Agreement and Internalization Merger Agreement are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.
The representations, warranties, covenants and indemnities in each of the REIT Merger Agreement and Internalization Merger Agreement are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements (including with respect to enforcement of the provisions related to AR Global in connection with the Internalization Merger Agreement). These include, without limitation, limitations on liability and materiality qualifiers on certain representations and warranties.
The pendency of the REIT Merger and the Internalization Merger could adversely affect our and RTL’s business and operations.
Prior to the REIT Merger Effective Time and the Internalization Merger Effective Time, some our vendors or tenants may delay or defer decisions or rental payments, which could negatively affect our revenues, earnings, cash flows, and expenses, regardless of whether the Proposed Transactions are completed. In addition, due to operating restrictions in the REIT Merger Agreement, subject to certain exclusions, we may be unable, during the pendency of the REIT Merger, to undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions, even if such actions would prove beneficial.

Risks Related to the Combined Company Following the Proposed Transactions

The Combined Company expects to incur substantial expenses related to the Proposed Transactions.
The Combined Company expects to incur substantial expenses in connection with completing the Proposed Transactions, managing the larger and more mixed real estate asset portfolio provided by the REIT Merger, and integrating the operations and systems of the Internalization Parties, previously owned and operated by AR Global prior to the Internalization Merger. While we have assumed that a certain level of expenses would be incurred, there are several factors beyond our control that could affect the total amount or the timing of the Combined Company’s expenses relating to the Proposed Transactions and the Combined Company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Proposed Transactions could, particularly in the near term, reduce the savings that the Combined Company expects to achieve from realizing economies of scale in connection with the Proposed Transactions and eliminating duplicative expenses and cost savings related to the integration of the operations of the surviving entity after GNL Advisor Sub merges with and into the Advisor, the surviving entity after GNL PM Sub merges with and into the Property Manager, the surviving entity after RTL Advisor Sub merges with and into RTL Advisor, the surviving entity after RTL PM Sub merges with and into RTL Property Manager (collectively, the “Acquired Entities”) in connection with the Internalization Merger.
Following the Proposed Transactions, we may be unable to integrate the operations of RTL and the Acquired Entities successfully and may not realize the anticipated synergies and other benefits of the Proposed Transactions or do so within the anticipated time frame.
The REIT Merger involves the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The Combined Company may encounter difficulties and unexpected costs in the integration process, including: the inability to sell RTL assets, economic or industry downturns, including interest rate increases, potential unknown liabilities, negative market perception of the Combined Company’s revised plan for investment, delays or regulatory conditions associated with the REIT Merger and performance shortfalls as a result of the diversion of management’s attention by completing the REIT Merger and executing the Combined Company’s business plan.
The Internalization Merger involves a series of transactions and activities to internalize business operations within the Combined Company. Following the Internalization Merger, the Combined Company will bear the expenses of the compensation and benefits of its officers, employees, and consultants, as well as overhead expenses associated with employing its own workforce. There is no assurance that we will realize all, or any, of the anticipated cost saving synergies. Specifically, we will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the cost of establishing and maintaining employee compensation plans. In addition, as we have never previously operated as a self-managed REIT, we may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been. In addition, pursuant to the Internalization Merger Agreement, the indemnification obligations provided under the Advisory Agreement, RTL Advisory Agreement, Property Management Agreement, and RTL Property Management Agreement that each are to be terminated in connection with the Proposed Transactions, will continue as obligations of the Combined Company following the Proposed Transactions.
The Combined Company’s net income, FFO and AFFO may decrease in the near term as a result of the Proposed Transactions.
There is no assurance that the Proposed Transactions will result in increased net income, FFO and AFFO. The Combined Company will expense all cash and non-cash costs involved in the Proposed Transactions. As a result, the Combined Company’s statement of operations and FFO may be negatively impacted, because of the non-cash charges related to the issuance of shares of Common Stock as consideration in each of the REIT Merger and the Internalization Merger and, to a lesser extent, other transaction-related costs. In addition, while the Combined Company will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to Acquired Entities after the Internalization Merger, the Combined Company’s expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by the Acquired Entities in managing our business and operations. If the expenses of the Combined Company assumed as a result of the Proposed Transactions may be higher than the fees that we and RTL currently pay to the Acquired Entities, or otherwise higher than anticipated. Thus, the Combined Company may not realize the anticipated cost savings and other benefits from the Internalization Merger and its net income, FFO and AFFO could decrease.
The Combined Company will have substantial indebtedness.
We will assume all of RTL’s outstanding indebtedness under RTL’s 4.50% Senior Notes due 2028 (the “RTL Senior Notes”) and expect to borrow approximately $604.0 million (based on amounts outstanding on RTL’s credit facility as of June 30, 2023) under our credit facility to repay all amounts outstanding under RTL’s credit facility. Taking into account our existing indebtedness, borrowing under the credit facility to repay RTL’s credit facility and the assumption of RTL’s other indebtedness, the Combined Company’s pro forma consolidated indebtedness as of March 31, 2023, after giving effect to the Proposed Transactions, was approximately $5.3 billion, including $3.1 billion of secured indebtedness, $1.2 billion outstanding under the Credit Facility, $500.0 million of our Senior Notes and $500.0 million of RTL’s Senior Notes.
There is no assurance that our cash flow will be sufficient to pay principal and interest when due on the Combined Company’s consolidated indebtedness. The Combined Company’s indebtedness could have important consequences to holders of its common stock, including:
•vulnerability to general adverse economic and industry conditions;
•limits on the Combined Company’s ability to obtain additional financing for uses such as to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;

•requiring the use of a substantial portion of our cash flow from operations to pay principal and interest reducing cash flow available to pay distributions, fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in the real estate market generally or our properties specifically;
•requiring us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;
•exposing us to increases in interest rates including to the extent variable rate debt is reset and not otherwise capped by use of a swap or interest rate hedge;
•requiring us to sell one or more of our properties at disadvantageous prices in order to pay interest or principal on the Combined Company’s indebtedness;
•increasing the risk of an event of default if we fail to comply with the terms of our debt agreements including timely paying principal and interest when due or failing to comply with the financial and other restrictive covenants contained in the agreements governing the debt obligations which could result in acceleration of the debt and foreclosure by lenders on assets securing the debt; and
•putting us at a disadvantage compared to our competitors with less indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including the Credit Facility, the Senior Notes or the RTL Senior Notes, on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The Credit Facility, the indenture governing the Senior Notes and the indenture governing the RTL Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions.
Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Credit Facility, the indenture governing the Senior Notes and the indenture governing the RTL Senior Notes permit the Combined Company or its consolidated subsidiaries to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
As of March 31, 2023, a total of $538.2 million of the Combined Company’s indebtedness matures in calendar year 2023. The indebtedness maturing in calendar year 2023 bears interest at a weighted rate of 3.6% per annum as of March 31, 2023. As of March 31, 2023, a total of $401.6 million of the Combined Company’s indebtedness matures in calendar year 2024. The indebtedness maturing in calendar year 2024 bears interest at a weighted rate of 3.8% per annum as of March 31, 2023. Interest rates have increased considerably in the last twelve months and may continue to increase. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. There is no assurance that we will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we may lose the property secured by the mortgage in a foreclosure action.
We and RTL have incurred, and the Combined Company or its consolidated subsidiaries may continue to incur, variable-rate debt. As of March 31, 2023, a total of 24% of the Combined Company’s debt bore interest at variable rates which averaged 5.9% on a weighted average basis as of March 31, 2023. Increases in interest rates on the Combined Company’s variable-rate debt or any new indebtedness we may incur either as part of a refinancing or a new property acquisition would increase its interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. We have historically entered into, and the Combined Company expects to continue to enter into, these types of transactions in order to manage or mitigate its interest rate risk on variable rate debt, but there is no assurance these arrangements will be available on terms and conditions acceptable to us, if at all.
Counterparties to certain RTL debt agreements may exercise contractual rights under such agreements in connection with the REIT Merger.
RTL and its consolidated subsidiaries are parties to certain debt agreements that give the counterparty certain rights following a “change in control” or a prohibited transfer, including in some cases the right to terminate the agreement or to require RTL or its applicable subsidiaries (or us following the close of the Proposed Transactions) to offer to redeem or to repay certain or all outstanding indebtedness under the applicable debt facility of RTL or its consolidated subsidiaries. The RTL’s credit facility will be paid off concurrently with the closing of the REIT Merger as required under the terms of RTL’s credit facility. Prior to the close of the Proposed Transactions, RTL intends to seek and obtain lender consents to the extent necessary or desirable, with respect to the applicable terms of the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date and the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of RTL OP, as borrowers, as amended to date. Under such agreements, the REIT Merger may constitute a change in control or a prohibited transfer, and therefore, without the required consent from the counterparty to such agreements, the counterparty may exercise certain rights under the agreement upon the closing of the REIT Merger, which could result in an acceleration of the obligation to repay such debt obligations by the applicable subsidiaries of RTL. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights or rights to require the repayment of RTL’s indebtedness where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the Combined Company.
Following the completion of the Proposed Transactions, we intend to pay our stockholders dividends at a lower rate than we currently pay to our stockholders, and cannot assure stockholders that we will be able to continue paying distributions at the rate currently paid by us or at all.
We cannot guarantee that we will be able to pay dividends on a regular basis on Common Stock or any series of Preferred Stock. Decisions regarding the frequency and amount of any future dividends we pay on Common Stock will remain at all times at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Our common stockholders will not receive distributions equivalent to those currently paid by us following the completion of the Proposed Transactions. Following the completion of the Proposed Transactions, we expect the quarterly common stock dividend policy to be set at $0.354 per share of Common Stock (or $1.42 per share on an annualized basis), which is less than our quarterly dividend policy on Common Stock prior to the Proposed Transactions, which was $0.400 per share of Common Stock (or $1.60 per share on an annualized basis) during fiscal year 2023 through June 30, 2023.
Future sales of Common Stock, by AR Global or its affiliates or the Blackwells/Related Parties or other stockholders, may adversely affect the market price of Common Stock.
As consideration for the Internalization Merger, we will issue 29,614,825 shares of Common Stock to AR Global initially valued in the aggregate at $325.0 million, $85.0 million of which will be registered for resale immediately and will not be subject to a lock-up. In addition, we may issue (i) up to 2,500,000 shares of Common Stock if all of our LTIP Units (or Restricted Shares, if such LTIP Units are converted) held by AR Global and its affiliates are earned; (ii) up to 5,714,353 shares of Common Stock if all assumed RTL LTIP Units (or Converted RTL Restricted Shares) held by AR Global and its affiliates are earned; and (iii) up to 115,857 shares of Common Stock in exchange for up to 172,921 shares of RTL Class A Common Stock that may be issued by RTL in exchange for outstanding commons units of RTL OP held by an unaffiliated third party that may be converted into shares of RTL Class A Common Stock prior to, or at any time after, the REIT Merger Effective Time. In addition, we may issue up to an aggregate of 2,095,000 shares of Common Stock to the Blackwells/Related Parties if the Proposed Transactions are completed, 495,000 shares of which have already been issued, and we may issue up to a maximum of 95,967,705 shares of Common Stock to the stockholders of RTL in the REIT Merger. Fewer shares than the maximum may be issued based on the measurement provisions in the RTL 2021 Award and the 2021 OPP, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. Both the RTL LTIP Units (following conversion to shares of RTL Class A Common Stock) and the LTIP Units are expected to be converted or exchanged into shares of Common Stock at or near closing of the Proposed Transactions. Based on the price of Common Stock of $10.74 per share at July 13, 2023, on a pro forma basis, 2,857,042 shares of Common Stock would be issued in respect of the RTL LTIP Units (or restricted shares of RTL Class A Common Stock) prior to the closing and 375,000 shares of Common Stock would be issued in respect of the LTIP Units.
Future sales of Common Stock by AR Global, the Blackwells/Related Parties and other stockholders of ours may adversely affect the market price of the Common Stock. These sales also might make it more difficult for the Combined Company to sell equity securities in the future at a time and price the Combined Company deems appropriate.
The occurrence of a Ratings Decline in connection with the Proposed Transactions may require the Combined Company to redeem the RTL Senior Notes under the indenture governing the RTL Senior Notes, and the Combined Company may not have the funds necessary to finance such a redemption.
Under the indenture governing the RTL Senior Notes, which we will assume in connection with the REIT Merger, the Combined Company will be required to make an offer to repurchase all outstanding RTL Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a “Change of Control Triggering Event”, which means the occurrence of both (i) a change of control and (ii) a ratings downgrade on the RTL Senior Notes by at least two out of three applicable rating agencies within 60 days following the change of control, as compared to the applicable ratings of the RTL Senior Notes 60 days prior to either the date of the change of control or the date of public notice thereof, in each case subject to certain terms and conditions.
We and RTL believe the Proposed Transactions constitute a change of control under the indenture governing the RTL Senior Notes. In the event the Proposed Transactions do in fact constitute a change of control under the indenture, the Combined Company would be required to redeem the RTL Senior Notes at 101% of the principal amount thereof in the event there was a subsequent ratings decline, as described above.
If required to make an offer, the Combined Company may not have sufficient funds, or the ability to raise sufficient funds, to redeem the notes at the time it is required to do so. A failure by the Combined Company to redeem the RTL Senior Notes as required under the indenture would constitute an event of default thereunder, which in turn would constitute a default under the Credit Facility.
The historical and unaudited pro forma combined financial information included in the Joint Proxy Statement/Prospectus may not be representative of our results following the Proposed Transactions.

The unaudited pro forma combined financial information included in the Joint Proxy Statement/Prospectus was presented for informational purposes only and is neither indicative of the financial position or results of operations that actually would have occurred had the Proposed Transactions been completed as of the date indicated, nor is it indicative of the future operating results or financial position of us. The unaudited pro forma condensed consolidated financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to our assets and liabilities. The purchase price allocation reflected in the unaudited pro forma condensed consolidated financial information included in the Joint Proxy Statement/Prospectus is preliminary, and the final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of us as of the dates of the completion of the Proposed Transactions. The unaudited pro forma combined financial information does not reflect future events that may occur after the REIT Merger Effective Time, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the Proposed Transactions, and does not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma combined financial information presented in the Joint Proxy Statement/Prospectus is based in part on certain assumptions regarding the Proposed Transactions that we and RTL believe are reasonable under the circumstances. We and RTL cannot assure you that the assumptions will prove to be accurate over time.
Because the board of directors will not be fully declassified until 2025, the classified board may have the effect of delaying, deferring, or preventing a change of control of the Combined Company until then.
Our board of directors will not be fully declassified until 2025. Having a partially classified board of directors may have the effect of delaying, deferring or preventing a change in control of the Combined Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
The Beneficial Ownership Limit may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Articles of Restatement effective February 24, 2021, as amended or supplemented (the “Charter”), with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than the Aggregate Share Ownership Limit (as defined in the Charter). In connection with the Internalization Merger Agreement, pursuant to the Charter, our board of directors adopted resolutions decreasing the Aggregate Share Ownership Limit from 9.8% to 8.9% in value of the aggregate of the outstanding shares of our stock and 8.9% (in value or in number of shares, whichever is more restrictive) of any class or series of our stock. This Revised Beneficial Ownership Limit may further cause the delay, deferral, or prevention of a change in control of the Combined Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Combined Company’s common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no sales of unregistered equity securities made during the quarter ended June 30, 2023.
Subsequent to June 30, 2023, On July 11, 2023 we issued 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee in accordance with the Cooperation Agreement. The shares of Common Stock were issued pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), without the involvement of any underwriter or placement agent. In addition, we have engaged Blackwells Onshore to provide certain consulting services and agreed to pay to Blackwells Onshore a consulting fee for these services equal to 1.6 million shares of Common Stock if the REIT Merger and the Internalization Merger are completed, reduced to: (a) 533,333 shares of Common Stock if the REIT Merger Agreement is terminated because either we or RTL fails to obtain the applicable stockholder approval; or (b) 1,066,667 shares of Common Stock if the REIT Merger Agreement is terminated for any other reason. The consulting fee is payable in equal monthly installments over a twelve-month period starting on the tenth business day after the earliest of (x) the later to occur of (A) the closing of the REIT Merger and (B) the closing of the Internalization Merger and (y) the termination of the REIT Merger Agreement, as applicable. We expect to issue these shares of Common Stock, as applicable, to Blackwells Onshore pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act without the involvement of any underwriter or placement agent. No commissions or fees were or are expected to be payable with respect to the issuance of these shares of Common Stock. See Note 9 — Stockholders’ Equity and Note 10 — Commitments and Contingencies to our consolidated financial statements included in this Form 10-Q for additional information.
Also on July 14, 2023, we issued 45,579 shares of Common Stock to a third party as a non-refundable retainer to provide certain advisory services to the Company related to the Proposed Transactions. The shares of Common Stock were issued pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act, without the involvement of any underwriter or placement agent. In addition, we have agreed to issue an additional 59,253 shares of Common Stock to the third party upon completion of the third party’s services, no later than October 15, 2023. We expect to issue these shares of Common Stock to the third party pursuant to an exemption from registration set forth in 4(a)(2) of the Securities Act without the involvement of any underwriter or placement agent. No commissions or fees were or are expected to be payable with respect to the issuance of these shares of Common Stock. See Note 9 — Stockholders’ Equity to our consolidated financial statements included in this Form 10-Q for additional information.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021.
3.2 (2)	Amended and Restated Bylaws of Global Net Lease, Inc.
3.3 (3)	Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
3.4 (4)	Second Amendment to Amended and Restated Bylaws of Global Net Lease, Inc.
10.1 (5)	Agreement and Plan of Merger dated as of May 23, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, Osmosis Sub I, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P.
10.2 (5)	Agreement and Plan Of Merger dated as of May 23, 2023 by and Among GNL Advisor Merger Sub LLC, GNL PM Merger Sub LLC, RTL Advisor Merger Sub LLC, RTL PM Merger Sub LLC, Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc., The Necessity Retail REIT Operating Partnership, L.P. and AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, Necessity Retail Space Limited Partner, LLC, Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, and Necessity Retail Properties, LLC
10.3 (6)	Cooperation Agreement and Release dated as of June 4, 2023 by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier and Richard O’Toole
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 26, 2023.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2023

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

Dated: August 3, 2023