Form 10-Q
period 2023-09-30
Global Net Lease, Inc.
filed 2023-11-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Registrant’s telephone number, including area code: (212) 415-6500
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GNL	New York Stock Exchange
7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	GNL PR A	New York Stock Exchange
6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR B	New York Stock Exchange
7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR D	New York Stock Exchange
7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	GNL PR E	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2023, the registrant had 230,338,814 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,432,508	$494,101
Buildings, fixtures and improvements	5,810,267	3,276,656
Construction in progress	27,842	26,717
Acquired intangible lease assets	1,366,597	689,275
Total real estate investments, at cost	8,637,214	4,486,749
Less accumulated depreciation and amortization	(1,003,597)	(891,479)
Total real estate investments, net	7,633,617	3,595,270
Assets held for sale	1,299	—
Cash and cash equivalents	133,439	103,335
Restricted cash	44,998	1,110
Derivative assets, at fair value (Note 9)	26,400	37,279
Unbilled straight-line rent	76,264	73,037
Operating lease right-of-use asset (Note 11)	75,669	49,166
Prepaid expenses and other assets	122,636	64,348
Due from related parties	—	464
Deferred tax assets	2,559	3,647
Goodwill	51,018	21,362
Deferred financing costs, net	16,814	12,808
Total Assets	$8,184,713	$3,961,826

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,571,664	$1,233,081
Revolving credit facility (Note 6)	1,609,931	669,968
Senior notes, net (Note 7)	881,320	493,122
Acquired intangible lease liabilities, net	98,323	24,550
Derivative liabilities, at fair value (Note 9)	269	328
Due to related parties	—	1,183
Accounts payable and accrued expenses	117,993	22,889
Operating lease liability (Note 11)	47,893	21,877
Prepaid rent	47,070	28,456
Deferred tax liability	6,029	7,264
Dividends payable	10,995	5,189
Total Liabilities	5,391,487	2,507,907
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2023 and December 31, 2022	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of September 30, 2023 and December 31, 2022	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, 7,933,711 shares issued and outstanding as of September 30, 2023 and no shares authorized, issued and outstanding as of December 31, 2022	79	—
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, $4,595,175 shares issued and outstanding as of September 30, 2023 and no shares authorized, issued and outstanding as of December 31, 2022	46	—
Common Stock, $0.01 par value, 250,000,000 shares authorized, 230,828,875 and 104,141,899 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,638	2,371
Additional paid-in capital	4,349,401	2,683,169
Accumulated other comprehensive income	(602)	1,147
Accumulated deficit	(1,560,738)	(1,247,781)
Total Stockholders’ Equity	2,791,939	1,439,021
Non-controlling interest	1,287	14,898
Total Equity	2,793,226	1,453,919
Total Liabilities and Equity	$8,184,713	$3,961,826
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from tenants	$118,168	$92,599	$308,344	$284,909

Expenses:
Property operating	13,623	7,765	30,802	23,023
Operating fees to related parties	8,652	10,088	28,863	30,245
Impairment charges	65,706	796	65,706	17,057
Merger, transaction and other costs	43,765	103	50,143	244
Settlement costs	14,643	—	29,727	—
General and administrative	6,977	4,060	23,320	11,629
Equity-based compensation	10,444	3,132	16,239	9,217
Depreciation and amortization	49,232	37,791	123,558	117,039
Total expenses	213,042	63,735	368,358	208,454
Operating income before gain on dispositions of real estate investments	(94,874)	28,864	(60,014)	76,455
(Loss) Gain on dispositions of real estate investments	(684)	143	(684)	205
Operating income	(95,558)	29,007	(60,698)	76,660
Other income (expense):
Interest expense	(41,161)	(24,207)	(95,836)	(71,779)
Loss on extinguishment of debt	—	(41)	(404)	(383)
Gain on derivative instruments	3,217	13,121	787	25,534
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	2,439
Other income	119	10	1,835	854
Total other expense, net	(37,825)	(11,117)	(93,618)	(43,335)
Net (loss) income before income tax	(133,383)	17,890	(154,316)	33,325
Income tax expense	(2,801)	(3,052)	(9,016)	(8,662)
Net (loss) income	(136,184)	14,838	(163,332)	24,663
Preferred stock dividends	(6,304)	(5,099)	(16,502)	(15,288)
Net (loss) income attributable to common stockholders	$(142,488)	$9,739	$(179,834)	$9,375

Basic and Diluted (Loss) Income Per Share:
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(1.11)	$0.09	$(1.62)	$0.08
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	130,824,684	103,714,646	113,017,882	103,654,157

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(136,184)	$14,838	$(163,332)	$24,663

Other comprehensive income (loss)
Cumulative translation adjustment	(11,260)	(30,706)	6,072	(68,738)
Designated derivatives, fair value adjustments	(935)	15,321	(7,821)	28,293
Other comprehensive income (loss)	(12,195)	(15,385)	(1,749)	(40,445)

Comprehensive loss	(148,379)	(547)	(165,081)	(15,782)

Preferred Stock dividends	(6,304)	(5,099)	(16,502)	(15,288)

Comprehensive loss attributable to common stockholders	$(154,683)	$(5,646)	$(181,583)	$(31,070)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	—	$—	—	$—	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,140,579	21	21,873	—	—	21,894	—	21,894
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(45)	—	—	(45)	—	(45)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,658	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580
Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:
Common Stock, $1.20 per share	—	—	—	—	—	—	—	—	—	—	—	—	(125,329)	(125,329)	—	(125,329)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)	—	(6,054)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,718)	(3,718)	—	(3,718)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	290,883	3	3,459	—	—	3,462	12,777	16,239
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(107,030)	(1)	(1,091)	—	—	(1,092)	—	(1,092)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(3,163)	(3,163)	—	(3,163)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(163,332)	(163,332)	—	(163,332)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,072	—	6,072	—	6,072
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(7,821)	—	(7,821)	—	(7,821)
Balance, September 30, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,828,875	$3,638	$4,349,401	$(602)	$(1,560,738)	$2,791,939	$1,287	$2,793,226

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	—	$—	—	$—	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,140,579	21	15,621	—	—	15,642	—	15,642
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,658	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580
Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(41,978)	(41,978)	—	(41,978)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,718)	(3,718)	—	(3,718)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	(2,631)	—	2,159	—	—	2,159	8,285	10,444
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(77,973)	(1)	(770)	—	—	(771)	—	(771)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(2,963)	(2,963)	—	(2,963)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	(136,184)	(136,184)	—	(136,184)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(11,260)	—	(11,260)	—	(11,260)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(935)	—	(935)	—	(935)
Balance, September 30, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,828,875	$3,638	$4,349,401	$(602)	$(1,560,738)	$2,791,939	$1,287	$2,793,226

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	70,218	1	950	—	—	951	—	951
Issuance of Series B Preferred Stock, net	—	—	191,994	2	—	—	4,705	—	—	4,707	—	4,707
Dividends declared:										—		—
Common Stock, $1.20 per share	—	—	—	—	—	—	—	—	(124,879)	(124,879)	—	(124,879)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	(6,045)	(6,045)	—	(6,045)
Equity-based compensation, net of forfeitures	—	—	—	—	227,243	2	2,477	—	—	2,479	6,738	9,217
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(53,433)	(1)	(686)	—	—	(687)	—	(687)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Net Income	—	—	—	—	—	—	—	—	24,663	24,663	—	24,663
Cumulative translation adjustment	—	—	—	—	—	—	—	(68,738)	—	(68,738)	—	(68,738)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	28,293	—	28,293	—	28,293
Balance, September 30, 2022	6,799,467	$68	4,695,887	$47	104,144,480	$2,371	$2,682,600	$(24,899)	$(1,188,266)	$1,471,921	$12,653	$1,484,574

	Three Months Ended September 30, 2022
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2022	6,799,467	$68	4,685,712	$47	104,097,372	$2,371	$2,680,737	$(9,514)	$(1,156,198)	$1,517,511	$10,407	$1,527,918
Issuance of Common Stock, net	—	—	—	—	70,218	1	996	—	—	997	—	997
Issuance of Series B Preferred Stock, net	—	—	10,175	—	—	—	238	—	—	238	—	238
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,707)	(41,707)	—	(41,707)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Redemption of OP Units	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	(1,500)	(1)	886	—	—	885	2,246	3,131
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(21,610)	—	(257)	—	—	(257)	—	(257)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net Income	—	—	—	—	—	—	—	—	14,838	14,838	—	14,838
Cumulative translation adjustment	—	—	—	—	—	—	—	(30,706)	—	(30,706)	—	(30,706)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	15,321	—	15,321	—	15,321
Balance, September 30, 2022	6,799,467	$68	4,695,887	$47	104,144,480	$2,371	$2,682,600	$(24,899)	$(1,188,266)	$1,471,921	$12,653	$1,484,574
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(163,332)	$24,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,497	72,707
Amortization of intangibles	47,061	44,332
Amortization of deferred financing costs	6,214	7,254
Amortization of mortgage discounts	3,838	714
Amortization of below-market lease liabilities	(2,906)	(2,733)
Amortization of above-market lease assets	5,946	3,048
Amortization related to right-of-use assets	656	639
Amortization of lease incentives and commissions	1,327	938
Unbilled straight-line rent	(3,676)	(7,509)
Termination fee receipt	—	9,003
Equity-based compensation	16,239	9,217
Unrealized gains on foreign currency transactions, derivatives, and other	2,345	(21,263)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(2,439)
Loss on extinguishment of debt	404	383
Loss (gain) on disposition of real estate investments	684	(205)
Lease incentive and commission payments	(2,777)	(5,122)
Impairment charges	65,706	17,057
Settlement and consulting costs paid/to be paid with common stock	21,894	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	4,085	(4)
Accounts payable and accrued expenses	7,571	990
Prepaid rent	175	7,746
Taxes payable	—	190
Net cash provided by operating activities	87,951	159,606
Cash flows from investing activities:
Investment in real estate and real estate related assets	(81,362)	(33,894)
Cash used in business combination, net of cash acquired	(450,776)	—
Capital expenditures	(29,568)	(19,155)
Net proceeds from disposition of real estate investments	7,926	5,830
Net cash used in investing activities	(553,780)	(47,219)
Cash flows from financing activities:
Borrowings under revolving credit facilities	949,945	145,078
Principal payments on mortgage notes payable	(261,112)	(58,185)
Payments on early extinguishment of debt charges	(169)	—
Common shares repurchased upon vesting of restricted stock	(1,091)	(687)
Common Stock issuance costs	(45)	951
Series B Preferred Stock issuance proceeds, net	—	4,707
Payments of financing costs	(6,750)	(10,116)
Dividends paid on Common Stock	(125,280)	(125,180)
Dividends paid on Series A Preferred Stock	(9,243)	(9,243)
Dividends paid on Series B Preferred Stock	(6,054)	(5,961)
Distributions to non-controlling interest holders	(3,163)	(300)
Net cash provided by (used in) financing activities	537,038	(58,936)
Net change in cash, cash equivalents and restricted cash	71,209	53,451
Effect of exchange rate changes on cash	2,783	(12,114)
Cash, cash equivalents and restricted cash, beginning of period	104,445	93,311
Cash, cash equivalents and restricted cash, end of period	$178,437	$134,648

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents, end of period	$133,439	$128,014
Restricted cash, end of period	44,998	6,634
Cash, cash equivalents and restricted cash, end of period	$178,437	$134,648

Non-Cash Activity:
RTL mortgages assumed in business combination	$1,740,232	—
Discount on mortgages assumed in business combination	(152,777)	—
RTL senior notes assumed in business combination	500,000	—
Discount on senior notes assumed in business combination	(113,750)	—
Equity issued in business combination	1,617,015	—
Term Loan converted to Revolving Credit Facility	—	268,511
Loss on extinguishment of debt	235	—
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, the Company focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring The Necessity Retail REIT, Inc. (“RTL”) in the quarter ended September 30, 2023, as further discussed below, the Company acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties in the U.S. Until September 12, 2023, the Company was managed by Global Net Lease Advisors, LLC (“Advisor”), who managed the Company’s day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to the Company. On September 12, 2023, the Company internalized its advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (defined below) in the quarter ended September 30, 2023.
As of September 30, 2023, the Company owned 1,304 properties consisting of 66.8 million rentable square feet, which were 96.3% leased, with a weighted-average remaining lease term of 6.9 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2023, 81% of the Company’s properties were located in the U.S. and Canada and 19% were located in Europe. In addition, as of September 30, 2023, the Company’s portfolio was comprised of 32% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 20% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2023. The straight-line rent includes amounts for tenant concessions.
The Company’s properties are leased primarily to “Investment Grade” tenants, which includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default.
The Acquisition of The Necessity Retail REIT and the Internalization
On September 12, 2023 (the “Acquisition Date”), the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes.
The REIT Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “REIT Merger Agreement”), on the Acquisition Date, RTL merged with and into Osmosis Sub I, LLC, a wholly-owned subsidiary of GNL (“REIT Merger Sub”), with REIT Merger Sub continuing as the surviving entity (the “REIT Merger”) and a wholly-owned subsidiary of GNL, followed by Osmosis Sub II, LLC, a wholly-owned subsidiary of the Global Net Lease Operating Partnership, L.P. (the “OP”), merging with and into The Necessity Retail REIT Operating Partnership, L.P. (“RTL OP”), with RTL OP continuing as the surviving entity (the “OP Merger” and collectively with the REIT Merger, the “REIT Mergers”).
On the Acquisition Date, pursuant to the REIT Merger Agreement, each issued and outstanding share of RTL’s (i) Class A Common Stock, par value $0.01 per share (the “RTL Class A Common Stock”), was converted into 0.670 shares (the “Exchange Ratio”) of GNL’s Common Stock, par value $0.01 per share (“Common Stock”), (ii) 7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“RTL Series A Preferred Stock”), was automatically converted into one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (iii) 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series C Preferred Stock”), was automatically converted into one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”).
On the Acquisition Date, after the REIT Merger but prior to the OP Merger, REIT Merger Sub distributed its general partnership interests in RTL OP to the Company. The Company, in turn, contributed its general partnership interests in RTL OP to the OP and, in turn, the OP contributed the general partnership interests in RTL OP to GNL Retail GP, LLC, a newly formed limited liability company that is wholly owned by the OP (“GNL Retail”). By virtue of the OP Merger and without any further action on the part of the OP, (i) GNL Retail became the sole general partner of the surviving company with respect to the OP

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Merger; (ii) all the preferred units of RTL OP held by REIT Merger Sub immediately after the Acquisition Date were cancelled and no payment was made with respect thereto; (iii) the OP continues as the sole limited partner of RTL OP; and (iv) each OP unit held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the Acquisition Date was automatically converted into new OP units in an amount equal to (x) one multiplied by (y) the Exchange Ratio, and each holder of new OP units was admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. As a result, GNL Retail became the general partner and the OP is now the limited partner of RTL OP.
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Advisor, with the Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the “Internalization Merger”). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both the Company and RTL and the Company assumed both of the Company’s and RTL’s property management agreements and the Company was no longer externally managed. The Company internalized these functions with its own dedicated workforce (see Note 3 — The Mergers for additional information on the Internalization Merger and see Note 12 — Related Party Transactions and Arrangements for additional information on the Internalization Merger).
Transaction Fees
BMO Capital Markets Corp. (“BMO”), the financial advisor to the special committee of the board of directors of the Company (the “Board”) comprised solely of independent directors that was formed by the Board in connection with the Mergers (the “Special Committee”), was paid a fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remaining $27.0 million was paid upon consummation of the Mergers in the quarter ended September 30, 2023. In addition, the Company paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. The Company has also agreed to reimburse BMO for its transaction-related expenses, which totaled approximately $0.3 million, and agreed to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
Other Details
For additional details regarding the terms of the Mergers, including the fair value of the consideration paid and the purchase price allocation to the assets and liabilities acquired (see Note 3 — The Mergers).
In addition, various other impacts to the Company’s financial statements occurred in connection with the Mergers, which are discussed throughout these financial statements, including:
•The assumption of RTL’s mortgage debt (see Note 5 — Mortgage Notes Payable).
•The repayment of RTL’s credit facility with additional borrowings from the Company’s credit facility, as well as an amendment to the Company’s credit facility (see Note 6 — Revolving Credit Facility).
•The assumption of RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) (see Note 7 — Senior Notes).
•The issuance of two newly created series of preferred stock that were issued to RTL preferred stockholders (see Note 10 — Stockholders’ Equity).
•The issuance of Common Stock to the Blackwells/Related Parties (see Note 10 — Stockholders’ Equity).
•The termination of the stockholder rights plan (see Note 10 — Stockholders’ Equity).
•The modification of the terms of the multi-year outperformance agreement entered into with the Advisor in 2021 (the “2021 OPP”) OPP to accelerate the timing for determining whether the award is vested and earned (see Note 2 — Summary of Significant Accounting Polices and Note 13 — Equity-Based Compensation). Any RTL awards of long-term incentive plan units of limited partner interest in the RTL OP (“RTL LTIP Units”) that were earned prior to the Acquisition Date were converted into RTL Class A Common Stock prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see Note 3 — The Mergers).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
•The issuance by the OP of units of limited partnership designated as “Class A Units” (“Class A Units”) to the previous holder of RTL’s units of limited partnership designated as “Class A Units” (“RTL Class A Units”) (see Note 10 — Stockholders’ Equity).
•The termination of the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) (see Note 12 — Related Party Transactions and Arrangements).
•The Company has concluded that, as of September 30, 2023, it operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting).
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023 (see “Recently Issued Accounting Pronouncements” section below).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, derivative financial instruments, hedging activities, equity-based compensation expenses related to the 2021 OPP income taxes and fair value measurements, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Noncontrolling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Noncontrolling interests are allocated a share of net income or loss based on their share of equity ownership. The Company did not allocate any net loss to non-controlling interests as the amount was not significant.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of September 30, 2023, the Company’s leases had a weighted-average remaining lease term of 6.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
For new leases after acquisition of a property, the commencement date is considered to be the date the lease is executed and the tenant has access to the space. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In the Company’s Industrial & Distribution, Single-Tenant Retail and Office segments, in addition to base rent, the Company’s lease agreements generally require tenants to pay for their property operating expenses or reimburse the Company for property operating expenses that the Company incurs (primarily insurance costs and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. In the Company’s Multi-Tenant Retail segment, the Company owns, manages and leases multi-tenant properties where the Company generally pays for the property operating expenses for those properties and most of the Company’s tenants are required to pay their pro rata share of property operating expenses. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under ASC 842, the Company has reflected them on a net basis.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the credit worthiness and financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that it will collect virtually all of the lease payments at the lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and contractually reimbursable property operating expenses), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and the straight-line rent receivable would be written off where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
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
As of September 30, 2023, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.5 million as of September 30, 2023 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of September 30, 2023. Income of $34,188 relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2023.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 11 — Commitments and Contingencies.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment evaluation in the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on this assessment, the Company determined that the goodwill was not impaired as of December 31, 2022. There were no material changes to this assessment as of September 30, 2023.
The Company recorded goodwill of $29.8 million during the three months ended September 30, 2023 related to the Mergers (see Note 3 — The Mergers).
Reportable Segments
As of September 30, 2023, the Company has determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility and Term Loan, Net) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
Equity-Based Compensation
The Company has a stock-based incentive plan under which its directors, officers, other employees or entities that provide services to the Company, are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 13 — Equity-Based Compensation).
Multi-Year Outperformance Agreement
On June 2, 2021, the Company entered into the 2021 OPP with the former Advisor. In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned, which changed the end date of the performance period to September 11, 2023, the day prior to Acquisition Date of the Mergers.
Under the 2021 OPP, which became effective June 2, 2021, the Company initially recorded equity-based compensation evenly over the requisite service period of approximately 3.1 years beginning on May 3, 2021, the date that the Company’s independent directors approved the award of long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”). However, due to the modification noted above, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023). Any RTL LTIP Units that were earned prior to the Acquisition Date were converted into RTL Class A Common Stock prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see Note 3 — The Mergers).
For additional information on the 2021 OPP and the ultimate determination of the vesting of the award on September 11, 2023, see Note 13 — Equity-Based Compensation.
Under the accounting guidance, the total equity-based compensation expense calculated is fixed and reflected as a charge to earnings over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, may result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period, however, the modification noted above had no incremental value to amortize. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2013. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code and believes it has so qualified. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner to remain qualified as a REIT. After the REIT Merger, the asset and income tests for REIT qualification apply to all of GNL’s assets, including the assets that GNL acquired from RTL, and to all of GNL’s income, including the income derived from the assets that GNL acquired from RTL. As a result, the nature of the assets that GNL acquired from RTL and the income that GNL derived from those assets may have an effect on GNL’s tax qualification as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU became effective for the Company January 1, 2022, and did not have a material impact on the Company’s consolidated financial statements.
Adopted as of September 30, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has fully adopted this guidance as of June 30, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 3 — The Mergers
Pursuant to the REIT Merger Agreement, each issued and outstanding share of RTL’s Class A Common Stock (or fraction thereof) as of the Acquisition Date was converted into shares of Common Stock equal to the Exchange Ratio.
Also, pursuant to the REIT Merger Agreement:
•The Company issued Common Stock (adjusted for the Exchange Ratio) for certain shares of restricted RTL Class A Common Stock (“RTL Restricted Shares”) (see table below for details).
•The Company issued Class A Units (adjusted for the Exchange Ratio) to the previous holder of RTL Class A Units (see table below for details).
•Holders of (i) RTL’s Series A Preferred Stock received one share of newly created Series D Preferred Stock and (ii) RTL’s Series C Preferred Stock received one share of newly created Series E Preferred Stock (see table below for details).
As consideration for the Internalization Merger, the Company issued 29,614,825 shares of its Common Stock valued in the aggregate at $325.0 million to AR Global and paid cash in an amount equal to $50.0 million to AR Global. The number of shares issued in respect of the Internalization Merger was valued based on the Company’s 5-day volume-weighted average price as of market close on May 11, 2023 of $10.97 per share of Common Stock. The Company registered these shares for resale under the Securities Act, pursuant to the terms and conditions (including limitations) thereof.
Fair Value of Consideration Transferred
The following table presents the fair value of the consideration transferred to affect the acquisition:

	Fair Value Calculation
	Shares or Units		Price Used to Calculate Fair Value		Fair Value of Consideration Transferred (In thousands)	Consideration Type
Fair value of Common Stock issued to holders of RTL Class A Common Stock (1)	93,432,927		$11.11	(2)	$1,038,040	Common Stock
Fair value of Common Stock issued upon vesting of certain RTL Restricted Shares	209,906		$11.11	(2)	2,332	Common Stock
Fair value of Common Stock issued to AR Global for the Internalization Merger	29,614,825	(3)	$11.11	(2)	329,021	Common Stock
Fair value of Class A Units issued by the OP to holder of RTL Class A Units	115,857		$11.11	(2)	1,287	Class A Units
Fair value of GNL Series D Preferred Stock issued to holders of RTL Series A Preferred Stock (6)	7,933,711	(4)	$19.61	(4)	155,580	Series D Preferred Stock
Fair value of GNL Series E Preferred Stock to be issued to holders of RTL Series C Preferred Stock (6)	4,595,175	(5)	$19.75	(5)	90,755	Series E Preferred Stock
Total equity consideration					1,617,015
Cash consideration paid to AR Global					50,000	Cash
Cash used to repay RTL’s credit facility at closing of the REIT Merger					466,000	Cash
Total consideration transferred					$2,133,015
___________
(1)Includes RTL LTIP Units earned and converted to RTL Class A Common Stock and certain vested shares of RTL Restricted Shares, both of which occurred prior to the Acquisition Date (see Note 13 — Equity-based Compensation).
(2) Represents the closing price of GNL’s Common Stock on the Acquisition Date.
(3)The considered value of Common Stock to be issued to AR Global was $325.0 million for the Internalization Merger, and the number of shares issued was valued based on the Company’s 5-day volume-weighted average price as of market close on May 11, 2023. The price used to calculate fair value represents the closing price of GNL’s Common Stock on the Acquisition Date.
(4)Each share of the RTL Series A Preferred Stock was exchanged for one new share of Series D Preferred Stock respectively. The price used to calculate fair value represents the closing price of the RTL Series A Preferred Stock on the Acquisition Date.
(5) Each share of the RTL Series C Preferred Stock was exchanged for one new share of Series E Preferred Stock respectively. The price used to calculate fair value represents the closing price of the RTL Series C Preferred Stock on the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Purchase Price Allocation
The Mergers were all conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes. The Mergers are accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of RTL. The consideration transferred by the Company in the Mergers establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Acquisition Date. To the extent fair value of the consideration paid exceeds fair value of net assets acquired, any such excess represents goodwill. Adjustments to estimated fair value of identifiable assets and liabilities acquired in the Mergers, as well as adjustments to the consideration paid may change the determination and amount of goodwill and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed.
The following table summarizes the provisional recording of the assets acquired and liabilities assumed as of Acquisition Date:

(in thousands)	Amount
Assets Acquired:
Land	$954,967
Buildings, fixtures and improvements	2,526,810
Total tangible assets	3,481,777
Acquired intangible assets:
In-place leases	582,475
Above-market lease assets	67,718
Total acquired intangible lease assets	650,193
Cash	65,223
Operating lease right-of-use assets	26,407
Prepaid expenses and other assets	60,862
Goodwill	29,817
Total assets acquired	4,314,279

Liabilities Assumed:
Mortgage notes payable, net	1,587,455
Senior notes, net	386,250
Acquired intangible lease liabilities	76,682
Accounts payable and accrued expenses	86,031
Operating lease liabilities	26,407
Prepaid rent	18,439
Total liabilities assumed	2,181,264

Total consideration transferred	$2,133,015
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Mergers includes the expected synergies and other benefits that we believe will result from the Internalization Merger and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and the Company has not yet allocated the goodwill to its segments due to the preliminary nature of the recording of the assets and liabilities assumed as of September 30, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Actual and Pro Forma Impact of Acquisition
The following table presents information for RTL that is included in the Company’s consolidated statements of income from the Acquisition Date through the Company’s three and nine months ended September 30, 2023:

(In thousands)	RTL’s Operations Included in GNL’s Results
Revenue from tenants	$22,616
Net loss	$(3,667)
The following table presents unaudited supplemental pro forma information as if the Mergers had occurred on January 1, 2022 for the three and nine months ended September 30, 2023 and 2022. The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2022, nor is it indicative of the results of operations for future periods.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pro Forma Revenue from tenants	$199,272	$207,953	$605,828	$608,958
Pro Forma Net loss	$(209,703)	$(36,913)	$(294,690)	$(73,974)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2023, and, in the case of assets located outside of the U.S., based on the applicable exchange rate at the time of purchase. With the exception of the Mergers which was treated as a business combination (see Note 3 — The Mergers), all other acquisitions are considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollar amounts in thousands)	Business Combination	Asset Acquisitions	Total	Total (All Asset Acquisitions)
Assets Acquired:
Real estate investments, at cost:
Land	$954,967	$4,757	$959,724	$4,176
Buildings, fixtures and improvements	2,526,810	30,087	2,556,897	25,938
Total tangible assets	3,481,777	34,844	3,516,621	30,114
Intangibles acquired:
In-place leases	582,475	4,128	586,603	4,010
Above-market lease assets	67,718	40,964	108,682	—
Below-market lease liabilities	—	—	—	(230)
Total Intangible assets and liabilities	650,193	45,092	695,285	3,780
Cash	65,223	—	65,223	—
Right-of -use asset	26,407	1,426	27,833	—
Prepaid expenses and other assets	60,862	—	60,862	—
Goodwill	29,817	—	29,817	—
Total assets acquired	4,314,279	81,362	4,395,641	33,894
Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—	1,587,455	—
Senior notes, net	386,250	—	386,250	—
Acquired intangible lease liabilities	76,682	—	76,682	—
Accounts payable and accrued expenses	86,031	—	86,031	—
Operating lease liabilities	26,407	—	26,407	—
Prepaid rent	18,439	—	18,439	—
Total liabilities assumed	2,181,264	—	2,181,264	—
Equity issued in acquisitions	1,617,015	—	1,617,015	—
Cash paid for acquired real estate investments	$516,000	$81,362	$597,362	$33,894
Number of properties purchased	989	8	997	3

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table summarizes the acquisitions by property type, listed by reportable segment, during the nine months ended September 30, 2023:

Property Type	Number of Properties	Square Feet (unaudited)

Properties Acquired in 2023:
Industrial & Distribution	—	—
Multi-Tenant Retail	109	16,375,661
Single-Tenant Retail	888	11,281,057
Office	—	—
	997	27,656,718
Properties Acquired in 2022:
Industrial & Distribution	2	232,600
Multi-Tenant Retail	—	—
Single-Tenant Retail	—	—
Office	1	66,626
	3	299,226
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded impairment charges of approximately $1.0 million on its in-place lease intangible assets and $0.8 million on its above-market lease intangible assets during the three and nine months ended September 30, 2023. These impairments were recorded in connection with the four properties that were impaired in the quarter ended September 30, 2023 (as described below). The Company recorded impairment charges of $0.5 million on in-place intangible assets and $0.2 million on its below-market lease intangible liabilities, both associated with its real estate investments during the nine months ended September 30, 2022.
Dispositions
During the three months ended September 30, 2023, the Company sold two properties, which were acquired in the REIT Merger, and recorded a net loss of $0.7 million during the three and nine months ended September 30, 2023. During the three months ended September 30, 2022, the Company sold one property in the U.S. and during the three months ended June 30, 2022, the Company sold one property in the U.K. As a result, the Company recorded gains of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively.
Impairment Charges
During the three months ended September 30, 2023, the Company determined that the fair values of four of its properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These properties were all owned by the Company prior to the REIT Merger. The Company recorded aggregate impairment charges for these properties, including the impairments to intangible assets noted above, of $65.7 million in the three and nine months ended September 30, 2023. The impairment charge for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S., which the Company has signed non-binding letters of intent to sell, were based on the estimated selling prices of the assets.
During the quarter ended June 30, 2022, the Company determined that the estimated fair value of its Sagemcom property was lower than its carrying value. As a result, the Company recorded impairment charges of $0.8 million and $16.8 million in the three and nine months ended September 30, 2022, respectively, based on the estimated selling price of the Sagemcom property.
The impairment charges recorded during the nine months ended September 30, 2022 of $17.1 million includes the impairment for the Sagemcom property (discussed above) as well as an impairment that was recorded in the three months ended March 31, 2022 for the Bradford & Bingley property. The impairment on the Bradford & Bingley property was based on the estimated selling price of the asset, less estimated transaction costs.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
In October 2023, the Company sold a property in Ohio, that it acquired in the REIT Merger. As of September 30, 2023, the Company evaluated this asset for held for sale classification and determined that it qualified for held for sale treatment based on the Company's accounting policies. Because this asset is considered held for sale, the operating results of this property remain classified within continuing operations for all periods presented.
The Company did not have any assets classified as assets held for sale as of December 31, 2022. The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of September 30, 2023:

(Dollar amounts in thousands)	September 30, 2023
Real estate investments held for sale, at cost:
Land	$380
Buildings, fixtures and improvements	920
Total real estate assets held for sale, at cost	1,300
Less accumulated depreciation and amortization	(1)
Total real estate investments held for sale, net	$1,299
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2023 and December 31, 2022. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2023 and December 31, 2022.

Country / U.S. State	September 30, 2023	December 31, 2022
United States	80.4%	63.9%
United Kingdom	10.7%	17.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
In connection with the REIT Merger, the Company assumed all of RTL’s mortgage notes payable as of the Acquisition Date. Mortgage notes payable, net as of September 30, 2023 and December 31, 2022 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2023	December 31, 2022				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$78,263	$79,232	4.4%	(3)	Fixed/Variable	Feb. 2024	Feb. 2024

Germany:	Germany Properties	—	—	55,140	—%	(4)	Fixed/Variable	Jun. 2023	Jun. 2023

Luxembourg/ The Netherlands:	Benelux Properties	3	124,301	128,485	1.4%		Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	8	202,564	262,857

United Kingdom:	McLaren	3	123,262	122,182	6.1%		Fixed	Apr. 2024	Apr. 2024
	United Kingdom Properties - Bulk Loan	—	—	194,320	—%	(5)	Fixed/Variable	Aug. 2023	Aug. 2023
	Total GBP denominated	3	123,262	316,502

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	12	204,000	204,000	3.7%	(6)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	97	115,770	—	3.8%	(7)	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	101	119,562	—	4.5%	(7)	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	44	52,724	—	2.2%	(7)	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	44	91,069	—	2.8%	(7)	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	33	34,997	—	3.1%	(7)	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	34	54,995	—	3.7%	(7)	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	363	702,809	—	3.8%	(7)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	—	4.3%	(7)	Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	—	4.1%	(7)	Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	4	25,000	—	4.5%	(7)	Fixed	Feb. 2024	Feb. 2024
	McGowin Park	1	39,025	—	4.1%	(7)	Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	—	6.5%	(7)	Fixed	Sept. 2033	Sept. 2033
	Total USD denominated	838	2,404,681	665,330
	Gross mortgage notes payable	849	2,730,507	1,244,689	4.2%
	Mortgage discounts		(151,094)	(1,207)
	Deferred financing costs, net of accumulated amortization (8)		(7,749)	(10,401)
	Mortgage notes payable, net	849	$2,571,664	$1,233,081	4.2%

______________
(1)Amounts borrowed in local currency and translated at the spot rate in effect at the applicable reporting date.
(2)The Company determines an anticipated repayment date when the terms of a debt obligation provide for earlier repayment than the legal maturity and when the Company expects to repay such debt obligations earlier due to factors such as elevated interest rates or additional principal payment requirements.
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor.
Euribor rate in effect as of September 30, 2023.
(4)This loan was repaid in the quarter ended June 30, 2023 and the five properties were added to the borrowing base of the Revolving Credit Facility (as defined below). Prior to its repayment, the loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
(5)This loan was repaid in the quarter ended June 30, 2023 and the 41 properties were added to the borrowing base of the Revolving Credit Facility (as defined below). Prior to its repayment, the loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.
(6)The borrowers’ (wholly owned subsidiaries of the OP) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(7)These mortgages were assumed from RTL as part of the RTL Acquisition/Internalization pursuant to the terms of the REIT Merger Agreement.
(8)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of September 30, 2023:

(In thousands)	Future Principal Payments (1)
2023 (remainder)	$301
2024	391,057
2025	704,014
2026	115,045
2027	163,191
2028	532,982
Thereafter	823,917
Total	$2,730,507
______
(1)Assumes exchange rates of £1.00 to $1.22 for British Pounds Sterling (“GBP”) and €1.00 to $1.06 for Euros (“EUR”) as of September 30, 2023 for illustrative purposes, as applicable.
The total gross carrying value of unencumbered assets as of September 30, 2023 was $4.9 billion, of which approximately $2.9 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility and Term Loan, Net) and therefore is not currently available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2023, there were certain covenants that the Company was not in compliance with (as discussed below) however, there were no uncured defaults or events of default. The Company was in compliance with all of its other financial covenants under its mortgage notes payable agreements.
Benelux Properties
During the three months ended June 30, 2023, the borrower entities under the mortgage loan which is secured by three of our properties in Luxembourg and The Netherlands did not maintain the required loan-to-value ratio and a cash trap event under the loan occurred. The event triggering the cash sweep was not, however, an event of default. As a result, €2.4 million was swept and had been retained by the lender, prior to the principal repayment made in third quarter of 2023 as discussed below. During the three months ended September 30, 2023, the Company repaid approximately €2.5 million (approximately $2.7 million at the time of payment) of principal on this mortgage using cash that was previously swept and retained by the lender.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of September 30, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the three months ended September 30, 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan, based upon a review conducted during the three months ended June 30, 2022, identified that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of the DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement the Company can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is recalculated and increased (but never decreased) every three-month period until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $3.4 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The DSCR Sweep Trigger remained in place for the quarter ended September 30, 2023 and the Company intends to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.4 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and the Company expects to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as the Company restores compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Also, during the three months ended September 30, 2023, a separate tenant failed to deliver notice of renewal of its lease within the timeframe required under the same mortgage loan, triggering a cash sweep event. The event triggering the cash sweep was not, however, an event of default. The Company cured the cash sweep event through one of the available options under the loan by putting a $1.0 million letter of credit in place (subject to future increase under the terms of the loan agreement to a maximum amount of $2.7 million). This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, the Company secures a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Mortgage Loan II
During the three months ended September 30, 2023, a tenant failed to deliver notice of renewal of its lease within the timeframe required under one of the Company’s mortgage loans securing twelve of the Company’s properties with a balance of $210.0 million as of September 30, 2023, triggering a cash sweep event thereunder. The event triggering the cash sweep was not, however, an event of default. The Company cured the cash sweep event through one of the available options under the loan by putting a $0.8 million letter of credit in place. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, the Company secures a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the quarter ended December 31, 2021, under one of the Company’s mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of September 30, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of September 30, 2023 and December 31, 2022 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
The amendment to the Credit Agreement also includes modifications to the change of control events to reflect the changes to the board composition and management of the Company following the REIT Merger and other modifications to account for multi-tenant properties for the credit support of additional eligible unencumbered properties that are owned by the subsidiaries of RTL OP that serve as guarantors under the Credit Agreement.
During the three months ended June 30, 2022, the amount previously outstanding under the senior unsecured term loan facility (the “Term Loan”) was converted to the Revolving Credit Facility upon the amendment and restatement in April 2022.

	September 30, 2023					December 31, 2022
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$1,609,931	$925,962	£261,000	€319,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.22 for GBP, €1.00 to $1.06 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.74 as of September 30, 2023 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.21 for GBP , €1.00 to $1.07 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 32% fixed via swaps and, as of September 30, 2023, had a weighted-average effective interest rate of 6.9% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 100% variable and, as of September 30, 2023, had a weighted-average effective interest rate of 7.1%.
(5) The EUR portion of Revolving Credit Facility is 100% fixed via swaps and, as of September 30, 2023, had a weighted-average effective interest rate of 1.9% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of September 30, 2023, had a weighted-average effective interest rate of 7.3%.
Credit Agreement — Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of September 30, 2023, the Revolving Credit Facility had a weighted-average effective interest rate of 5.9% after giving effect to interest rate swaps in place.
The Revolving Credit Facility matures on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
The Revolving Credit Facility requires the Company through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time the Company obtains an investment grade credit rating, the unused fee will be

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of September 30, 2023, approximately $186.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Credit Facility contains events of default relating to customary matters, including, among other things, payment defaults, covenant defaults, breaches of representations and warranties, events of default under other material indebtedness, material judgments, bankruptcy events and change of control events, such as certain changes to the composition of the Board and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.
Under the terms of the Credit Agreement, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company is permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company will only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Agreement depends on its ability to generate sufficient cash flows that in the applicable periods exceed the level of Adjusted FFO required by these restrictions. If the Company is not able to generate the necessary level of Adjusted FFO, the Company will have to reduce the amount of dividends paid on the common and the preferred stock or consider other actions. Alternatively, the Company could elect to pay a portion of its dividends on the Common Stock in additional shares of Common Stock if approved by the Board.
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) have guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement is required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Credit Facility pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. For any Guarantor

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
subsidiary of the OP, the Guaranty will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	September 30, 2023	December 31, 2022
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(5,840)	(6,878)
3.75% Senior Notes, net	494,160	493,122

4.50% Senior Notes
Aggregate principal amount	500,000	—
Less: Discount	(112,840)	—
4.50% Senior Notes, net	387,160	—

Senior Notes, Net	$881,320	$493,122

3.75% Senior Notes, Net
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the 3.75% Senior Notes entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (the “Indenture”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 3.75% Senior Notes do not require any principal payments prior to maturity.
As of September 30, 2023, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes, Net
In connection with the REIT Merger, the Company assumed and became a guarantor under RTL’s 4.50% Senior Notes pursuant to a supplemental indenture to the indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value on the Acquisition Date of the Mergers, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year.
As of September 30, 2023, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
Note 8 — Fair Value of Financial Instruments
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
September 30, 2023
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The consideration transferred by the Company in the Mergers established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Acquisition Date. This measurement is non-recurring and is only done as of the Acquisition Date. For more information on the allocation of the consideration paid in the Mergers to the fair value of assets acquired, liabilities assumed, see Note 3 — The Mergers.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the quarter ended September 30, 2023 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment. The fair values were based on a calculation of the estimated fair value, which was driven by an assumed land value of £1.5 million per acre, for one property, and the others were based on the estimated selling prices of the assets. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$3,173	$—	$3,173
Interest rate swaps, net (USD,GBP & EUR)	$—	$22,958	$—	$22,958
December 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$6,174	$—	$6,174
Interest rate swaps, net (USD,GBP & EUR)	$—	$30,777	$—	$30,777
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2023 and year ended December 31, 2022.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of September 30, 2023 and December 31, 2022 was $2.7 billion and $1.2 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of September 30, 2023 and December 31, 2022 was $2.7 billion and $1.2 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of September 30, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.6 billion and a fair value of $2.1 billion. As of December 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $670.0 million and a fair value of $672.6 million.
•As of September 30, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $387.5 million. As of December 31, 2022, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $417.9 million.
•As of September 30, 2023, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $381.2 million.
Note 9 — Derivatives and Hedging Activities
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022:

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative assets, at fair value	$3,871	$—
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	4,200
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	14,440	19,347
Total		$18,311	$23,547
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,962	$4,091
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(214)	(29)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,480	2,411
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(55)	(299)
Interest rate swaps (EUR)	Derivative assets, at fair value	4,647	7,230
Total		$7,820	$13,404
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the nine months ended September 30, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2024, the Company estimates that $12.3 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

	September 30, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	45	$229,752
Interest rate “pay-fixed” swaps (EUR)	11	295,285	16	343,055
Interest rate “pay-fixed” swaps (USD)	5	300,000	—	—
Total	16	$595,285	61	$572,807
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Amount of gain recognized in AOCI from derivatives	$3,667	$14,477	$6,610	$28,907
Amount of loss reclassified from AOCI into income as interest expense	$4,178	$175	$11,963	$(1,875)
Total interest expense recorded in the consolidated statements of operations	$41,161	$24,207	$95,836	$71,779
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2023 and December 31, 2022 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the nine months ended September 30, 2023 and 2022, the Company did not have any undesignated excess positions.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $3.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and gains of $13.1 million and $25.5 million for the three and nine months ended September 30, 2022, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
As of September 30, 2023 and December 31, 2022, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	24	$42,104	30	$53,833
Foreign currency forwards (EUR-USD)	28	37,545	39	50,323
Interest rate swaps (EUR)	3	147,590	3	149,418
Total	55	$227,239	72	$253,574
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2023	$26,400	$(269)	$—	$26,131	$—	$—	$26,131
December 31, 2022	$37,279	$(328)	$—	$36,951	$—	$—	$36,951
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn, and expects to continue to draw, foreign currency advances under the Revolving Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2023, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of September 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 10 — Stockholders’ Equity
Common Stock
As of September 30, 2023 and December 31, 2022, the Company had 230,828,875 and 104,141,899, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units that may be settled in, or converted into, shares of Common Stock in the future (“RSUs”) and GNL LTIP Units prior to their conversion into Common Stock.
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
•During the three and nine months ended September 30, 2023 and 2022 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Equity Consideration Issued in Connection with the Mergers
As previously disclosed in Note 3 — The Mergers, the Company issued:
•123,257,658 shares of Common Stock,
•7,933,711 shares of newly created Series D Preferred Stock (see “Preferred Stock” section below) and
•4,595,175 shares of newly created Series E Preferred Stock (see “Preferred Stock” section below).
In addition, the OP issued 115,857 Class A Units to the previous owner of RTL Class A Units.
Common Stock Issued Under the Cooperation Agreement and Other Arrangements
On June 4, 2023, the Company entered into the Cooperation Agreement (as defined in Note 11 — Commitments and Contingencies) with the Blackwells/Related Parties (as defined in Note 11 — Commitments and Contingencies) whereby all parties agreed to dismiss, with prejudice, any ongoing litigation (see Note 11 — Commitments and Contingencies for additional details regarding the terms of the Cooperation Agreement.
As part of the Cooperation Agreement, the Company issued Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting and advisory services. Under the Cooperation Agreement, the Company issued 495,000 shares of Common Stock to the Blackwells/Related Parties on July 11, 2023 as a settlement fee. As a result of these shares being issuable as of June 30, 2023, the Company recorded expense and an increase to additional paid-in capital of $4.9 million in the three months ended June 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the nine months ended September 30, 2023. Also, on September 12, 2023, the Company issued 1,600,000 shares of Common Stock to the Blackwells/Related Parties as consideration for consulting and advisory services performed pursuant to the Cooperation Agreement, including corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, analysis prior to the Acquisition Date. As a result, the Company recorded expense and an increase to additional paid-in capital of $15.9 million in the three months ended September 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the three and nine months ended September 30, 2023.
Also, on June 30, 2023, the Company entered into an agreement with an unaffiliated third party to provide certain advisory services to the Company related to the Mergers. In exchange for these services, the Company issued 45,579 shares of Common Stock to the third party on July 13, 2023 as a non-refundable retainer and recorded expense and an increase to additional paid-in-capital of $0.5 million in the three and nine months ended September 30, 2023.
Also, the Company agreed to issue an additional 59,253 shares of Common Stock to the third party upon completion of the third party’s services, which were issued in October, 2023. As a result, and in accordance with accounting rules, in the quarter ended September 30, 2023 the Company expensed the fair value of the 59,253 shares issuable for services rendered $0.6 million and recorded an increase to additional paid-in-capital for the three and nine months ended September 30, 2023. The 59,253 shares are included in the calculation of basic and diluted earnings per share (see Note 14 — Earnings Per Share).
As more fully discussed in Note 13 — Equity-Based Compensation, as of September 11, 2023, the end of the performance period applicable to the 2,500,000 GNL LTIP Units granted to the Advisor pursuant to the 2021 OPP, a total of 883,750 of the GNL LTIP Units were earned and became vested and the remainder were forfeited. The earned GNL LTIP Units were subsequently converted into an equal number of shares of Common Stock on the Acquisition Date. As a result, the Company recorded a reclassification of $27.7 million from non-controlling interests to additional paid-in-capital during the quarter ended September 30, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Preferred Stock
As discussed in Note 3 — The Mergers, in connection with the REIT Merger, each issued and outstanding share of (i) RTL Series A Preferred Stock was automatically converted into one share of newly created Series D Preferred Stock, and (ii) RTL Series C Preferred Stock was automatically converted into one share of newly created Series E Preferred Stock. The Series D Preferred Stock and Series E Preferred Stock have substantially identical powers, preferences, privileges, and rights as the RTL Series A Preferred Stock and RTL Series C Preferred Stock, respectively.
The Company is currently authorized (as of November 7, 2023) to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of September 30, 2023 and December 31, 2022. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of September 30, 2023 and December 31, 2022. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value, as of September 30, 2023 and December 31, 2022. No shares of Series C Preferred Stock were issued and outstanding as of September 30, 2023 and December 31, 2022.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of September 30, 2023. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of September 30, 2023.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of September 30, 2023. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of September 30, 2023.
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
•During the nine months ended September 30, 2023 and 2022, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Dividends
Common Stock Dividends
During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company paid dividends on its Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. In connection with the Mergers, in October 2023, the Board approved a new annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at the new rate occurred on October 16, 2023.
Dividends authorized by the Board and declared by the Company are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Board may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on Class A Units and GNL LTIP Units as dividends (see Note 6 — Revolving Credit Facility).
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stockholders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to Series B Preferred Stockholders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board.
Series D Preferred Stockholders
Dividends on the Company’s Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Series E Preferred Stockholders
Dividends on the Company’s Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Stockholder Rights Plan
The Company terminated the stockholder rights plan (the “Plan”) in connection with the REIT Merger, and the Company no longer has a stockholder rights plan in effect. In connection with the termination of the Plan, all of the outstanding preferred stock purchase rights issued pursuant to the Plan were terminated and are no longer outstanding. The Plan did not have a material impact on the Company's financial statements and its earnings per share.
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of September 30, 2023, the Company leases land under 18 ground leases (two of which were acquired in the first quarter of 2023 and seven of which were acquired in the REIT Merger) associated with certain properties. In addition, the Company has two operating leases that were entered into in connection with the Mergers. The aggregate durations for the ground leases and operating leases range from 1.5 to 120 years.
As of September 30, 2023 and December 31, 2022, the Company’s balance sheets include ROU assets of $75.7 million and $49.2 million, respectively, and operating lease liabilities of $47.9 million and $21.9 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of September 30, 2023, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.9 years and a weighted-average discount rate of 6.1%. For the three and nine months ended September 30, 2023, the Company paid cash of approximately $0.4 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.1 million, respectively, on a straight-line basis in accordance with the standard.
For the three and nine months ended September 30, 2022, the Company paid cash of approximately $0.3 million and $0.9 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million and $0.9 million, respectively, on a straight-line basis in accordance with the standard.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table reflects the base cash rental payments due from the Company as of September 30, 2023:

(In thousands)	Future Base Rent Payments (1)
2023 (remainder)	$1,190
2024	4,196
2025	3,465
2026	3,348
2027	3,375
Thereafter	82,401
Total minimum lease payments (2)	97,975
Less: Effects of discounting	(50,082)
Total present value of lease payments	$47,893
________
(1)Assumes exchange rates of £1.00 to $1.22 for GBP and €1.00 to $1.06 for EUR as of September 30, 2023 for illustrative purposes, as applicable.
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
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleged that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Board proposed by Blackwells and various proposals which Blackwells sought to have considered at the Company’s 2023 annual meeting of stockholders. The complaint sought, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells from nominating two candidates for election to the Board, (ii) to declare that the Company’s bylaws do not preclude Blackwells’ nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells and require the Company to count votes cast in favor of any of the persons nominated by Blackwells, and (v) unspecified damages for purported breach of the bylaws.
On June 4, 2023, the Company entered into a Cooperation Agreement and Release with the Blackwells/Related Parties (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement: (1) all litigation pending in Maryland state court and in federal court in the Southern District of New York, including the appeal of certain decisions in the U.S. Court of Appeals for the Second Circuit, between the parties was dismissed with prejudice and the parties are prohibited from initiating any future claims except to enforce the terms of the Cooperation Agreement; (2) all demands made by the Blackwells/Related Parties for investigations by the Board and the board of directors of RTL were as were any requests for books and records of the Company; (3) the proxy contest initiated by the Blackwells/Related Parties including the nomination of a dissident slate of directors and various advisory proposals for stockholder consideration at the Company’s 2023 annual meeting of stockholders will be terminated or withdrawn; (4) the Blackwells/Related Parties are prohibited from (a) selling any of the shares of Common Stock prior to completion or earlier termination of the REIT Merger and the Internalization Merger and then generally may only sell their shares in open market transactions subject to further limits; (b) engaging in, or acting in concert with any third party in connection with, among other things, any proxy contest or solicitation in opposition to any matter not

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
recommended by the Board, any other activist campaign or unsolicited takeover bids between signing of the Cooperation Agreement until June 4, 2033 otherwise referred to as the “Standstill Period;” (5) the Blackwells/Related Parties agreed to appear in person or by proxy at the Company’s 2023 annual meeting of stockholders and each subsequent annual meeting during the Standstill Period and any special meeting of the Company’s stockholders regarding the appointment, election or removal of directors, the REIT Merger and the Internalization Merger and to vote at such meeting in accordance with the recommendation of the Board with respect to any proposal at those meetings; and (6) the Blackwells/Related Parties agreed to issue, at the time of the filing by the Company and RTL of a joint prospectus/proxy statement relating to the REIT Merger and Internalization Merger (the “Joint Proxy Statement/Prospectus”), a press release announcing their support of each transaction. In the event that the Blackwells/Related Parties fail to fulfil their obligations under clause (5), they will grant an irrevocable proxy to the benefit of the Company to vote at the Company’s 2023 annual meeting of stockholders and any meeting called by the Company to vote on the REIT Merger and Internalization Merger.
In accordance with the terms of the Cooperation Agreement, the Company issued an aggregate of 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee on July 11, 2023. The Company also engaged Blackwells Onshore to provide consulting and advisory services regarding corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, analysis and outreach during the Standstill Period and paid Blackwells Onshore a consulting fee for these services equal to 1,600,000 shares of Common Stock upon the consummation of the Mergers on September 12, 2023.
The Company also agreed to: (i) indemnify and hold harmless the Blackwells/Related Parties against actions, costs, losses, claims, damages or liabilities (including attorney fees) arising out of the consulting and advisory services provided by Blackwells Onshore pursuant to the Cooperation Agreement, provided that the liability of the Company will not exceed $10 million; and (ii) reimburse one-half of the reasonable documented out of pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation described herein and the Agreement. RTL will be responsible for reimbursing the other half of these expenses. As a result, the Company reimbursed Blackwells $8.8 million of expenses in June 2023, which is recorded in settlement costs in the consolidated statements of operations for the nine months ended September 30, 2023. See Note 10 — Stockholders’ Equity for additional information on the impact of the Common Stock that was issued to the Blackwells/Related Parties.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Related Party Transactions
Prior to the consummation of the Internalization Merger on September 12, 2023, the Company had retained the Advisor to manage the Company’s affairs on a day-to-day basis and the Company’s properties were managed and leased to third parties by the Property Manager. Prior to the Internalization Merger on September 12, 2023, the Advisor and the Property Manager were under common control with AR Global, and these related parties had historically received compensation and fees for various services provided to the Company.
The consummation of the Internalization Merger on September 12, 2023 resulted in the internalization of the management of the Company with its own dedicated workforce, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the Advisor pursuant to the Advisory Agreement and (ii) RTL’s existing arrangement for advisory management services provided by the RTL Advisor and assuming (i) the Company’s existing arrangement for property management services provided by the Property Manager and (ii) RTL’s existing arrangement for property management services provided by the RTL Property Manager. All assets and contracts (including leases) necessary or desirable in the judgment of the Company and to conduct the business of the Company following the Mergers and all desired employees were placed into subsidiaries of AR Global that were merged with subsidiaries of the Company upon the completion of the Internalization Merger. As a result of the completion of the Internalization Merger, and termination of the contracts noted above, beginning of the Acquisition Date, the Company longer incur fees from these contracts. However, the Company incurred and will continue to incur costs for employee compensation, which are included in general and administrative expenses in the Company’s consolidated statement of operations. The Company has engaged a new third party service provider to assist with this process.
For additional information on the Internalization Merger, including the consideration paid to AR Global, see Note 1 — Organization and Note 3 — The Mergers.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Upon consummation of the Internalization Merger, the Company began renting office space for its own dedicated workforce at a property owned by affiliates of AR Global, the former advisor to the Company.
Terminated Advisory Agreement and Assumed Property Management Agreements
The discussion below summarizes various related party agreements and transactions that ceased as of the Acquisition Date of the Mergers.
Fees Paid in Connection with the Operations of the Company
Prior to the Internalization Merger, when it was owned by AR Global, the Advisor provided day-to-day asset management services for the Company pursuant to the Advisory Agreement. Prior to the Internalization Merger, under the Advisory Agreement, by and among the Company, the OP and the Advisor, the Company historically paid the Advisor the following fees in cash:
(a)    a minimum base management fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and
(b)    a variable fee amount equal to 1.25% per annum of the sum, since the effective date of the Advisory Agreement in June 2015, of: (i) the cumulative net proceeds of all common equity issued by the Company (ii) any equity of the Company issued in exchange for or conversion of preferred stock or exchangeable notes, based on the stock price at the date of issuance; and (iii) any other issuances of common, preferred, or other forms of equity of the Company, including units in an operating partnership (excluding equity based compensation but including issuances related to an acquisition, investment, joint-venture or partnership) (the “Variable Base Management Fee”).
The Company was required to pay any Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The Advisor did not earn any Incentive Compensation during the nine months ended September 30, 2023 or 2022.
Property Management Fees
Prior to the Internalization Merger, when it was owned by AR Global, the Property Manager provided property management and leasing services for properties owned by the Company, for which the Company paid fees to the Property Manager equal to: (i) with respect to stand-alone, single-tenant net leased properties which were not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed in each case plus market-based leasing commissions applicable to the geographic location of the applicable property.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company paid the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee was no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with certain mortgage loans entered into by the Company in October 2017, April 2019 and September 2019 on otherwise nearly identical terms to the primary property and management leasing agreement, which remained applicable to all other properties.
If cash flow generated by any of the Company’s properties was not sufficient to fund the costs and expenses incurred by the Property Manager in fulfilling its duties under the property management and leasing agreements, the Company was required to fund additional amounts. Costs and expenses that are the responsibility of the Company under the property management and leasing agreements included, without limitation, reasonable wages and salaries and other employee-related expenses of all on-site and off-site employees of the Property Manager who were engaged in the operation, management, maintenance and leasing of the properties and other out-of-pocket expenses which are directly related to the operation, management, maintenance and leasing of specific properties, but may not include the Property Manager’s general overhead and administrative expenses.
The Company paid leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the three and nine months ended September 30, 2023, the Company paid $0.4 million and $2.4 million, respectively, of leasing commissions to the Property Manager. During the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.7 million, respectively, of expenses in property management fees, compared to $0.2 million and $0.9 million and during the three and nine months ended September 30, 2022, respectively (see table below).
Professional Fees and Other Reimbursements
The Company reimbursed the Advisor or its affiliates for expenses paid or incurred by the Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
provide services to the Company under the Advisory Agreement, the Advisor’s rent and general overhead expenses, the Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the nine months ended September 30, 2023 and 2022 did not exceed these limits.
The following table reflects related party fees incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)	Incurred	Incurred	Incurred	Incurred
Fees (1):
Asset management fees (2)	$6,524	$8,309	$22,813	$24,818
Property management fees	2,128	1,779	6,050	5,427
Total related party operational fees and reimbursements	$8,652	$10,088	$28,863	$30,245
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.0 million and $9.3 million for the three and nine months ended September 30, 2023, respectively, and $3.8 million and $11.3 million for the three and six months ended June 30, 2022, respectively.
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
The terms of the Advisor Plan are substantially similar to the terms of the Individual Plan, except with respect to the eligible participants. Generally, directors of the Company, employees of the Company and employees of the Advisor or its affiliates who are involved in providing services to the Company (including the Company’s executive officers) as well as certain consultants to the Company and the Advisor and its affiliates are eligible to participate in the Individual Plan. Only the Advisor and any of its affiliates that are involved in providing services to the Company or any of its subsidiaries are eligible to receive awards under the Advisor Plan. As a result of the REIT Merger, no further participants are expected to be eligible to participate in the Advisor Plan from and following the REIT Merger and, accordingly, no further awards are expected to be granted under the Advisor Plan.
Upon approval of the 2021 Equity Plan, the total number of shares of Common Stock that were allowed to be issued or subject to awards under the Advisor Plan and the Individual Plan, in the aggregate, was 6,300,000 shares. The 2021 Equity Plan will expire on April 12, 2031. The 2021 Equity Plan permits awards of Restricted Shares, RSUs, stock options, stock appreciation rights, stock awards, GNL LTIP Units and other equity awards.
In addition, as part of the REIT Merger, the Company assumed the 2018 Omnibus Incentive Compensation Plan of RTL (the “2018 RTL Equity Plan”). At the time of the assumption of the 2018 RTL Equity Plan, the total number of shares of Common Stock allowed to be issued or subject to awards under the 2018 RTL Equity Plan, subject to applicable securities exchange listing standards, was 2,295,658 shares.
RSUs
RSUs may be awarded under terms that provide for vesting on a straight-line basis over a specified period of time for each award. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
of applicable vesting conditions or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. RSU award agreements generally provide for accelerated vesting of all unvested RSUs in connection with a termination without cause from the Board or a change of control and accelerated vesting of the portion of the unvested RSUs scheduled to vest in the year of the recipient’s voluntary resignation from or failure to be re-elected to the Board.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(28,439)	15.56
Granted	30,252	10.33
Forfeitures	—	—
Unvested, September 30, 2023	49,536	12.62

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$16.47
Vested	(21,651)	16.43
Granted	24,864	15.18
Unvested, September 30, 2022	47,723	15.82
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
In September 2023, the Company issued 221,136 Restricted Shares to holders of unvested RTL Restricted Shares at the time of the Mergers (adjusted for the Exchange Ratio). Also, in June 2023, May 2022, May 2021, and September 2020, the Company granted 265,075, 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the Advisor or its affiliates who were involved in providing services to the Company, including its then Chief Executive Officer and Chief Financial Officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the three months ended September 30, 2022, the Company issued 23,156 Restricted Shares to former employees of the Advisor, working as consultants to the Advisor, which, for accounting purposes, the fair value of such grants was fully expensed during the three months ended September 30, 2022.
The awards to the Company’s then Chief Executive Officer and Chief Financial Officer were recommended by the Advisor and approved by the Special Committee of the Board comprised solely of independent directors that was formed in connection with the evaluation of the Mergers and the other transactions contemplated by the REIT Merger Agreement and the Internalization Merger Agreement. The other awards were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., a member of the Board and the Company’s current Co-Chief Executive Officer. No awards were made pursuant to this delegation of authority to anyone who was also a partner, member or equity owner of the parent of the Advisor.
The Restricted Shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment with the Advisor terminates for any

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
reason. During the nine months ended September 30, 2023, 2,631 Restricted Shares were forfeited. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited. A change of control, under the award agreement, did not occur as a result of the Mergers.
Impact of the REIT Merger
As of one business day immediately prior to the Acquisition Date, each RTL Restricted Share granted to a member of the RTL board of directors under the 2018 RTL Equity Plan that was outstanding as of immediately prior to the Acquisition Date (whether or not then vested) became fully vested, and all restrictions with respect thereto were lapsed. Each share of RTL Class A Common Stock resulting from the vesting of the RTL Restricted Shares was treated the same as other shares of RTL Class A Common Stock issued and outstanding immediately prior to the Acquisition Date, and was converted into the right to receive shares of Common Stock based on the Exchange Ratio. After the signing of the REIT Merger Agreement, each independent director of the RTL board of directors was granted $85,000 of RTL Restricted Shares as part of their ordinary course annual grants, with such RTL Restricted Shares subject to one year vesting pursuant to the award agreement granting the RTL Restricted Shares and converting into shares of Common Stock at the Acquisition Date in the same manner as the unvested RTL Restricted Shares held by non-directors of RTL.
Also as of one business day immediately prior to the Acquisition Date, all other outstanding RTL Restricted Shares as of immediately prior to the Acquisition Date, including any RTL Restricted Shares issued on conversion of RTL’s long-term incentive plan units of limited partnership interests, ceased to relate to or represent any right to receive RTL Class A Common Stock and were assumed by the Company and automatically converted, at the Acquisition Date, into Restricted Shares with respect to a number of shares of Common Stock equal to the product of (x) the number of shares of RTL Class A Common Stock underlying the applicable award of RTL Restricted Shares as of immediately prior to such conversion, multiplied by (y) the Exchange Ratio, with each such award of RTL Restricted Shares so converted into Restricted Shares otherwise subject to the same terms and conditions as were applicable to the corresponding award of RTL Restricted Shares, including any applicable vesting, acceleration, and payment timing provisions, subject to certain limited exceptions (i) as expressly described by the REIT Merger Agreement and (ii) in relation to certain employees of the RTL Advisor and RTL Property Manager prior to the REIT Merger. All of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who was offered employment by the Company on the terms and conditions set forth in the Internalization Merger Agreement was awarded Restricted Shares (which totaled 221,136 Restricted Shares). All of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who was not offered employment by the Company on the terms and conditions set forth in the Internalization Merger Agreement fully vested as of immediately prior to the Acquisition Date.
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	(274,850)	16.03
Granted	265,075	10.52
Issued in connection with the REIT Merger	221,136	10.73
Forfeitures	(2,631)	13.23
Unvested, September 30, 2023	568,570	12.13

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	(148,278)	16.56
Granted	230,398	14.60
Forfeitures	(24,806)	17.21
Unvested, September 30, 2022	362,421	17.16

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Compensation Expense — RSP
Compensation expense for awards granted pursuant to the RSP was $2.2 million and $3.5 million for the three and nine months ended September 30, 2023, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of September 30, 2023, the Company had $0.5 million of unrecognized compensation cost related to RSUs granted under the RSP, which is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2023, the Company had $7.0 million of unrecognized compensation cost related to Restricted Shares granted under the RSP, which is expected to be recognized over a period of 3.7 years.
Director Compensation
The Company pays independent director compensation as follows: (i) the annual retainer payable to all independent directors is $100,000 per year; (ii) the annual retainer for the non-executive chair is $105,000; and (iii) the annual retainer for independent directors serving on the audit committee, compensation committee or nominating and corporate governance committee is $30,000. All annual retainers are payable 50% in the form of cash and 50% in the form of RSUs which vest over a three-year period. In addition, the directors have the option to elect to receive the cash component in the form of RSUs which would vest over a three-year period.
Multi-Year Outperformance Agreement
Modification of the 2021 OPP
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate timing for determining whether the award is vested and earned, which changed the end date of the performance period (as described in more detail below) to September 11, 2023, the day prior to the Acquisition Date of the Mergers. Accordingly, on September 11, 2023, the compensation committee of the Board reviewed and approved the final calculation determining that 883,750 of the 2,500,000 GNL LTIP Units subject to the 2021 OPP had been earned and became vested and Common Stock was issued for the vested GNL LTIP Units. The remaining 1,616,250 GNL LTIP Units were automatically forfeited, without the payment of any consideration. In addition:
•Due to the modification noted above that changed the timing of the final measurement for determining whether the award is vested and earned, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023). During the three and nine months ended September 30, 2023, the Company recorded total compensation expense related to the GNL LTIP Units of $8.3 million and $12.8 million, respectively, and during the three and nine months ended September 30, 2022, the Company recorded total compensation expense related to the GNL LTIP Units of $2.2 million and $6.7 million, respectively.
•In September 2023, the Company paid a $2.9 million priority catch-up distribution to the Advisor in respect of the 883,750 GNL LTIP Units that were earned under the 2021 OPP. In total, the Company paid $3.0 million and $3.2 million of distributions related to GNL LTIP Units during the three and nine months ended September 30, 2023, respectively, and the Company paid $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively. These amounts are included in accumulated deficit in the consolidated statements of changes in equity.
2021 OPP — General Description
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of GNL LTIP Units under the 2021 OPP. On June 3, 2021, the Company, the OP and the Advisor entered into the 2021 OPP.
Based on a maximum award value of $50.0 million and $20.00, the closing price of Common Stock on June 2, 2021 (the “2021 Initial Share Price”), the Advisor was granted a total of 2,500,000 GNL LTIP Units pursuant to the 2021 OPP. These GNL LTIP Units were eligible to be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Common Stock dividends, compared to the 2021 Initial Share Price over a performance period commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control as defined in the Advisor Plan and (iii) the effective date of any termination of the Advisor’s service as the Company’s advisor. As noted above, the end date of the performance period was modified in connection with the Internalization Merger Agreement.
Under current accounting rules, the total fair value of the GNL LTIP Units granted under the 2021 OPP of $27.7 million was fixed as of June 3, 2021 and was not required to be remeasured in subsequent periods (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the GNL LTIP Units that were granted were being recorded evenly over the requisite service period which was originally

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of GNL LTIP Units under the 2021 OPP. However, due to the modification noted above that changed the timing of the final measurement for determining whether the award is vested and earned, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023).
GNL LTIP Units/Distributions/Redemption
The rights of the Advisor who held the GNL LTIP Units, were governed by the terms of the GNL LTIP Units set forth in the agreement of limited partnership of the OP. Holders of GNL LTIP Units were entitled to distributions on the GNL LTIP Units equal to 10% of the distributions made per unit of limited partnership interest in the OP (“OP Units”) (other than distributions of sale proceeds) until the GNL LTIP Units were earned. Distributions paid on an OP Unit were equal to dividends paid on a share of Common Stock. Distributions paid on GNL LTIP Units are not subject to forfeiture, even though 1,616,250 GNL LTIP Units were ultimately forfeited, as described above. The Advisor was entitled to a priority catch-up distribution on each earned GNL LTIP Unit equal to 90% of the aggregate distributions paid on OP Units during the applicable performance period. Accordingly, the 883,750 GNL LTIP Units that were earned and converted into the same number of shares of Common Stock on the Acquisition Date became entitled to receive the same distributions paid on the OP Units and, as noted above, a priority catch-up distribution was paid in cash to a wholly-owned subsidiary of AR Global in an amount of $2.9 million.
Performance Measures
With respect to one-half of the GNL LTIP Units granted under the 2021 OPP, the number of GNL LTIP Units that could have become earned was determined as of the last day of the performance period which was modified to September 11, 2023 as noted above was based on the Company’s achievement of absolute TSR levels as shown in the table below. Under this performance measure, as modified no GNL LTIP Units were earned.

					Number of GNL LTIP Units Earned
Performance Level (% of GNL LTIP Units Earned)		Absolute TSR			2021 OPP
Below Threshold	0%	Less than	24%		0
Threshold	25%		24%		312,500
Target	50%		30%		625,000
Maximum	100%		36%	or higher	1,250,000
If the Company’s absolute TSR was more than 24% but less than 30%, or more than 30% but less than 36%, the number of GNL LTIP Units that could have become earned was determined using linear interpolation as between those tiers, respectively.
With respect to the remaining one-half of the GNL LTIP Units granted under the 2021 OPP, the number of GNL LTIP Units that could have become earned was be determined as of the last day of the performance period (which was modified to September 11, 2023 as noted above) based on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period (which was modified to September 11, 2023 as noted above) relative to the average TSR of a peer group consisting of Lexington Realty Trust, Office Properties Income Trust and W.P. Carey, Inc. as of the last day of the performance period (which was modified to September 11, 2023 as noted above). Under this performance measure, as modified, 883,750 GNL LTIP Units were earned.

					Number of GNL LTIP Units Earned
Performance Level (% of GNL LTIP Units Earned)		Relative TSR Excess			2021 OPP
Below Threshold	0%	Less than	-600	basis points	0
Threshold	25%		-600	basis points	312,500
Target	50%		0	basis points	625,000
Maximum	100%		600	basis points	1,250,000
If the relative TSR excess was more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 basis points, the number of GNL LTIP Units that became earned was determined using linear interpolation as between those tiers, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Other Terms
Pursuant to the terms of the Advisor Plan, the GNL LTIP Units awarded under the 2021 OPP were administered by the Board or a committee thereof, defined as the “Committee” in the Advisor Plan. The Committee determined the number of GNL LTIP Units earned, as calculated by an independent consultant engaged by the Committee and as approved by the Committee in its reasonable and good faith discretion.
Other Equity-Based Compensation
The Company may issue Common Stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2023 and 2022.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(142,488)	$9,739	$(179,834)	$9,375
Adjustments to net loss attributable to common stockholders for common share equivalents	(3,174)	(264)	(3,651)	(701)
Adjusted net (loss) income attributable to common stockholders	$(145,662)	$9,475	$(183,485)	$8,674

Weighted average common shares outstanding — Basic and Diluted	130,824,684	103,714,646	113,017,882	103,654,157
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(1.11)	$0.09	$(1.62)	$0.08
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares, unvested RSUs and unearned GNL LTIP Units (prior to any being earned and converted to Common Stock), contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares, unvested RSUs and unearned GNL LTIP Units from the numerator.
Also, the calculation of earnings per share above includes 59,253 shares of Common Stock that were issuable to third parties as of September 30, 2023 (see Note 10 — Stockholders’ Equity for additional information). Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested GNL LTIP Units to be common share equivalents.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSUs (1)	49,536	47,723	39,555	45,052
Unvested Restricted Shares (2)	542,375	418,077	418,851	375,698
Class A Units (3)	115,857	—	115,857	—
GNL LTIP Units (4)	—	2,500,000	—	2,500,000
Total common share equivalents excluded from EPS calculation	707,768	2,965,800	574,263	2,920,750
(1) There were 49,536 and 47,723 unvested RSUs issued and outstanding as of September 30, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 568,570 and 362,421 unvested Restricted Shares issued and outstanding as of September 30, 2023 and 2022, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) Weighted-average number of Class A Units outstanding for the periods presented. There were 115,857 Class A Units outstanding as of September 30, 2023.
(4) As disclosed in Note 13 — Equity-Based Compensation, the performance period under the 2021 OPP was accelerated and ended on September 11, 2023, and as a result, 883,750 GNL LTIP Units became earned and vested and Common Stock was issued for the vested GNL LTIP Units. There were no GNL LTIP Units issued and outstanding under the 2021 OPP as of September 30, 2023 and there were 2,500,000 GNL LTIP Units issued and outstanding under the 2021 OPP as of September 30, 2022.
Conditionally issuable shares relating to the 2021 OPP award would be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period. No GNL LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2023 since the performance period ended on September 11, 2023 and they were not included in three and nine months ended September 30, 2022 since their impact was anti-dilutive.
Note 15 — Segment Reporting
As of September 30, 2023, as a result of the Mergers and the related strategic shift in the Company’s operations, the Company has concluded it now operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution (2) Multi-Tenant Retail (3) Single-Tenant Retail and (4) Office. The Company will evaluate performance and make resource allocations based on its four business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker receives and reviews financial information based on the Company's four segments. The Company evaluates business segment performance based upon segment income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of segment income.
Previously, before the Mergers, the Company concluded it was operating in one segment. Upon concluding that a change in its reporting segments has occurred, the Company is required to retroactively restate the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other prior periods when they are subsequently reported in later filings for comparative purposes.
Segment Income
The Company evaluates the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses segment income to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that segment income is useful as a performance measure because, when compared across periods, segment income reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
Segment income excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
cost accounting and useful life estimates, may distort operating performance at the property level. Segment income presented by the Company may not be comparable to segment income reported by other REITs that define segment income differently.
The following table provides operating financial information for the Company’s four reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Industrial & Distribution:
Revenue from tenants	$53,767	$52,196	$157,879	$158,947
Property operating expense	3,436	3,145	10,050	9,748
Segment income	$50,331	$49,051	$147,829	$149,199

Multi-Tenant Retail:
Revenue from tenants	$13,387	$—	$13,387	$—
Property operating expense	4,457	—	4,457	—
Segment income	$8,930	$—	$8,930	$—

Single-Tenant Retail:
Revenue from tenants	$12,212	$3,009	$20,471	$9,399
Property operating expense	737	144	1,053	588
Segment income	$11,475	$2,865	$19,418	$8,811

Office:
Revenue from tenants	$38,802	$37,394	$116,607	$116,563
Property operating expense	4,993	4,476	15,242	12,687
Segment income	$33,809	$32,918	$101,365	$103,876

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Reconciliation to Consolidated Financial Information

A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s income to consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue From Tenants:
Industrial & Distribution	$53,767	$52,196	$157,879	$158,947
Multi-Tenant Retail	13,387	—	13,387	—
Single-Tenant Retail	12,212	3,009	20,471	9,399
Office	38,802	37,394	116,607	116,563
Total Consolidated Revenue From Tenants	$118,168	$92,599	$308,344	$284,909

Net (loss) income attributable to common stockholders:
Segment Income:
Industrial & Distribution	$50,331	$49,051	$147,829	$149,199
Multi-Tenant Retail	8,930	—	8,930	—
Single-Tenant Retail	11,475	2,865	19,418	8,811
Office	33,809	32,918	101,365	103,876
Total Segment Income	104,545	84,834	277,542	261,886
Operating fees to related parties	(8,652)	(10,088)	(28,863)	(30,245)
Impairment charges	(65,706)	(796)	(65,706)	(17,057)
Merger, transaction and other costs	(43,765)	(103)	(50,143)	(244)
Settlement costs	(14,643)	—	(29,727)	—
General and administrative	(6,977)	(4,060)	(23,320)	(11,629)
Equity-based compensation	(10,444)	(3,132)	(16,239)	(9,217)
Depreciation and amortization	(49,232)	(37,791)	(123,558)	(117,039)
Gain on dispositions of real estate investments	(684)	143	(684)	205
Interest expense	(41,161)	(24,207)	(95,836)	(71,779)
Loss on extinguishment of debt	—	(41)	(404)	(383)
Gain on derivative instruments	3,217	13,121	787	25,534
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	—	2,439
Other income	119	10	1,835	854
Income tax expense	(2,801)	(3,052)	(9,016)	(8,662)
Preferred stock dividends	(6,304)	(5,099)	(16,502)	(15,288)
Net (loss) income attributable to common stockholders	$(142,488)	$9,739	$(179,834)	$9,375

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2023	December 31, 2022
Investments in real estate, net:
Industrial & Distribution	$2,434,861	$2,132,013
Multi-tenant retail	2,203,681	—
Single-tenant retail	1,706,959	106,751
Office	1,288,116	1,356,506
Total investments in real estate, net	7,633,617	3,595,270
Assets held for sale	1,299	—
Cash and cash equivalents	133,439	103,335
Restricted cash	44,998	1,110
Derivative assets, at fair value	26,400	37,279
Unbilled straight line rent	76,264	73,037
Operating lease right-of-use asset	75,669	49,166
Prepaid expenses and other assets	122,636	64,348
Due from related parties	—	464
Deferred tax assets	2,559	3,647
Goodwill and other intangible assets, net	51,018	21,362
Deferred financing costs, net	16,814	12,808
Total assets	$8,184,713	$3,961,826

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
The Company acquired one property subsequent to September 30, 2023 for an acquisition purchase price of $52.7 million and disposed of four properties (two in Ohio, one in Georgia, and one in Mississippi) for an aggregate price of $4.7 million.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts may be forward-looking statements, including statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the recently completed merger with The Necessity Retail REIT, Inc. (“RTL”) and the internalization of our property management and advisory functions; the geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; that any potential future acquisition by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, this and our other Quarterly Reports on Form 10-Q and our other filings with the U.S Securities and Exchange Commission (“SEC”) as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in the quarter ended September 30, 2023, as further discussed below, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties in the U.S. Until September 12, 2023, we were managed by Global Net Lease Advisors, LLC (“Advisor”), who managed our day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we also internalized our advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (defined below) in the quarter ended September 30, 2023
As of September 30, 2023, we owned 1,304 properties consisting of 66.8 million rentable square feet, which were 96.3% leased, with a weighted-average remaining lease term of 6.9 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2023, 81% of our properties were located in the U.S. and Canada and 19% were located in Europe. In addition, as of September 30, 2023, our portfolio was comprised of 32% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 21% Single Tenant retail properties and 20% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2023. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 58.2% of our rental income on an annualized straight-line basis for leases in place as of September 30, 2023 was derived from Investment Grade rated tenants, comprised of 35.4% leased to tenants with an actual investment grade rating and 22.8% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of September 30, 2023.
The Acquisition of The Necessity Retail REIT and the Internalization Merger
On September 12, 2023 (the “Acquisition Date”), the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were all conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes (see Note 3 — The Mergers to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information).
The REIT Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “REIT Merger Agreement”), on the Acquisition Date, RTL merged with and into Osmosis Sub I, LLC, a wholly-owned subsidiary of ours (“REIT Merger Sub”), with REIT Merger Sub continuing as the surviving entity (the “REIT Merger”) and a wholly-owned subsidiary of ours, followed by Osmosis Sub II, LLC, a wholly-owned subsidiary of the OP, merging with and into The Necessity Retail REIT Operating Partnership, L.P. (“RTL OP”), with RTL OP continuing as the surviving entity (the “OP Merger” and collectively, with the REIT Merger, the “REIT Mergers”).
On the Acquisition Date, pursuant to the REIT Merger Agreement, each issued and outstanding share of RTL’s (i) Class A Common Stock, par value $0.01 per share (the “RTL Class A Common Stock”), was converted into 0.670 shares (the “Exchange Ratio”) of GNL’s Common Stock, par value $0.01 per share (“Common Stock”), (ii) 7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“RTL Series A Preferred Stock”), was automatically converted into one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (iii) 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series C Preferred Stock”), was automatically converted into one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”).
On the Acquisition Date, after the REIT Merger but prior to the OP Merger, REIT Merger Sub distributed its general partnership interests in RTL OP to us. We, in turn, contributed our general partnership interest in RTL OP to the OP and, in turn, the OP contributed the general partnership interests in RTL OP to GNL Retail GP, LLC, a newly formed limited liability company that is wholly owned by the OP (“GNL Retail”). By virtue of the OP Merger and without any further action on the part of the OP, (i) GNL Retail became the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of RTL OP held by REIT Merger Sub immediately after the Acquisition Date were cancelled and no payment was made with respect thereto; (iii) the OP continues as the sole limited partner of RTL OP; and (iv) each OP unit held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the Acquisition Date was automatically be converted into new OP units in an amount equal to (x) one multiplied by (y) the Exchange Ratio, and each holder of new OP units was admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. As a result, GNL Retail became the general partner and the OP is now the limited partner of RTL OP.
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Advisor, with the Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the “Internalization Merger”). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both us and RTL and, we assumed both ours and RTL’s property management agreements and we were no longer externally managed.
Transaction Fees
BMO Capital Markets Corp. (“BMO”), the financial advisor to the special committee of the Board comprised solely of independent directors that was formed by the Board in connection with the Mergers (the “Special Committee”), was paid a fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remaining $27.0 million was paid upon consummation of the Mergers in the quarter ended September 30, 2023. In addition, we paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. We also reimbursed BMO for approximately $0.3 million of its transaction-related expenses and agreed to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
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
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of September 30, 2023:

Segment	Number of Properties	Annualized Straight-Line Rent	Straight-Line Rent Percent	Square Feet	Square Feet Percent	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)
Industrial & Distribution	218	$229,343	32%	33,627	50%	100%	8.0
Multi-Tenant Retail	109	199,382	27%	16,413	25%	90%	5.1
Single-Tenant Retail	886	153,389	21%	7,920	12%	98%	8.4
Office	91	146,187	20%	8,872	13%	94%	5.1
Total	1,304	$728,301	100%	66,832	100%	96%	6.9
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of September 30, 2023.

Results of Operations
As of September 30, 2023, as a result of the Mergers and the related strategic shift in the Company’s operations, the Company has concluded it now operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional details on our reportable segments).
In our Industrial & Distribution, Single-Tenant Retail and Office segments, we own, manage and lease single-tenant properties where in addition to base rent, our tenants are required to pay for their property operating expenses or reimburse us for property operating expenses that we incur (primarily property insurance and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The main exceptions are properties leased to the Government Services Administration, which do not require the tenant to reimburse the costs.
In our Multi-Tenant Retail segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses.
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023 represents our financial information, prior to the Mergers, on a stand-alone basis.
Comparison of the Three Months Ended September 30, 2023 and 2022
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $142.5 million for the three months ended September 30, 2023, as compared to net income of $9.7 million for the three months ended September 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Revenue From Tenants:
Industrial & Distribution	$53,767	$52,196
Multi-Tenant Retail	13,387	—
Single-Tenant Retail	12,212	3,009
Office	38,802	37,394
Total Consolidated Revenue From Tenants	$118,168	$92,599
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $53.8 million and $52.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase in revenue from tenants was primarily driven by the year-over-year impact of increases in the average exchange rates during the three months ended September 30, 2023, when compared to the same period last year, as well as revenue of $1.6 million attributable to properties acquired from RTL on the Acquisition Date.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $13.4 million for the three months ended September 30, 2023 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $12.2 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the third quarter of 2023 was primarily due to revenue of

$7.5 million attributable to properties acquired from RTL on the Acquisition Date and revenue from the acquisition completed in the quarter ended March 31, 2023, with minimal impact from the year-over-year change in foreign exchange rates.
Office
Revenue from tenants in our Office segment was $38.8 million and $37.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the third quarter of 2023 was primarily driven by the year-over-year change in foreign exchange rates, with minimal impact from revenue attributable to properties acquired from RTL on the Acquisition Date.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Property Operating Expenses:
Industrial & Distribution	$3,436	$3,145
Multi-Tenant Retail	4,457	—
Single-Tenant Retail	737	144
Office	4,993	4,476
Total Consolidated Property Operating Expenses	$13,623	$7,765
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $3.4 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date, which were minimal, and the year-over-year change in average foreign exchange rates during the three months ended September 30, 2023, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $4.5 million for the three months ended September 30, 2023 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $0.7 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the third quarter of 2023 was primarily due to an increase in property operating expenses of $0.6 million resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $5.0 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively. The minor increase in the third quarter of 2023 was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $8.7 million and $10.1 million in the three months ended September 30, 2023 and 2022, respectively. The decline in the quarter ended September 30, 2023 was primarily due to a decrease in advisory and property management fees paid to affiliates of AR Global as a result of the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Upon the closing of the Mergers, we no longer pay asset management fees to the Advisor or property management fees to the Property Manager and we internalized our management functions. While we no longer pay the costs of the various fees and expense reimbursements previously paid to the Advisor and the Property Manager, after the Internalization Merger, our expenses now include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations and are being recorded in general and administrative expenses from the Acquisition Date forward.

Impairment Charges
During the three months ended September 30, 2023, we determined that the fair values of four of our properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These properties were all owned by us prior to the REIT Merger. As a result, we recorded aggregate impairment charges for these properties, including impairments to intangible assets, totaling $65.7 million in three months ended September 30, 2023. The impairment charge for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S., which the Company has signed non-binding letters of intent to sell, were based on the estimated selling prices of the assets.
The impairment charge recorded during the three months ended September 30, 2022 of $0.8 million was based on the estimated selling price for the Sagemcom property.
Merger, Transaction and Other Costs
We recognized $43.8 million and $103,000 of merger, transaction and other costs during the three months ended September 30, 2023 and 2022, respectively. The increase was due to advisory, legal and other professional costs that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs in the three months ended September 30, 2023 of $14.6 million, which relates to non-cash equity expense for Common Stock issued to Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”) under the Cooperation Agreement (as defined in Note 11 — Commitments and Contingencies – Litigation and Regulatory Matters). For additional information on the Common Stock issued to the Blackwells/Related Parties, see Note 10 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q and for additional information on the Cooperation Agreement, see Note 11 — Commitments and Contingencies – Litigation and Regulatory Matters to our consolidated financial statements in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses were $7.0 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, primarily consisting of professional fees including audit and taxation services, employee compensation/payroll expenses, and board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses, and as a result of higher legal expenses and other costs in the quarter ended September 30, 2023.
Equity-Based Compensation
During the three months ended September 30, 2023 and 2022, we recognized equity-based compensation expense of $10.4 million and $3.1 million, respectively. Equity-based compensation in both periods consists of (i) expense related to our multi-year outperformance agreement entered into with the Advisor in June 2021 (the “2021 OPP”); (ii) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Advisor or its affiliates who were involved in providing services to us prior to the Internalization and; (iii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our independent directors.
The increase in equity-based compensation expense was primarily due to higher expense of approximately $6.0 million recorded in the quarter ended September 30, 2023 due to the accelerated compensation expense as a result of the modification of the award granted under the 2021 OPP that changed the timing of the final measurement for determining whether the award is vested and earned to September 11, 2023, resulting in the acceleration of all of the remaining unrecognized compensation expense being recorded in the quarter ended September 30, 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $49.2 million and $37.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the quarter ended September 30, 2023 as compared to the same quarter last year was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger. In addition, the increase was partially due to the impact of the year-over-year change in average foreign exchange rates during the three months ended September 30, 2023, when compared to the same period last year.
Gain on Dispositions of Real Estate Assets
During the three months ended September 30, 2023 we sold two properties in the U.S, which were acquired in the REIT Merger, and recorded a loss of $0.7 million. During the three months ended September 30, 2022, we sold one property in the U.S. and recorded a gain of $0.1 million.

Interest Expense
Interest expense was $41.2 million and $24.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase was due to the increase in the net amount of our total gross debt outstanding was $5.3 billion as of September 30, 2023 from $2.4 billion as of September 30, 2022, and, the increase in the weighted-average effective interest rate of our total debt from 3.5% as of September 30, 2022 to 4.7% as of September 30, 2023. The increase in the net amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to pay off RTL’s former credit facility.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended September 30, 2023, when compared to the same period last year. As of September 30, 2023, approximately 10.0% of our total debt outstanding was denominated in EUR, 8.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in Canadian Dollars (“CAD”). As of September 30, 2022, approximately 24% of our total debt outstanding was denominated in EUR 15% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2023, approximately 51% of our total debt outstanding was secured and 49% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Foreign Currency and Interest Rate Impact on Operations
The gain of $3.2 million on derivative instruments for the three months ended September 30, 2023 and the gain of $13.1 million on derivative instruments for the three months ended September 30, 2022, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended September 30, 2023, the gain on derivative instruments consisted of unrealized gains of $1.9 million and realized gains of $1.3 million. For the three months ended September 30, 2022, the gain on derivative instruments consisted of unrealized gains of $10.7 million and realized gains of $2.4 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
See Note 9 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our hedging program.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $2.8 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively.
Preferred Stock Dividends
Preferred stock dividends were $6.3 million for the three months ended September 30, 2023 and $5.1 million for the three months ended September 30, 2022. The amounts in the three months ended September 30, 2023 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred

Stock. The amounts in the three months ended September 30, 2022 represents the dividends that are attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Comparison of the Nine Months Ended September 30, 2023 and 2022
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023, represents our financial information, prior to the Mergers, on a stand-alone basis.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $179.8 million for the nine months ended September 30, 2023, as compared to net income of $9.4 million for the nine months ended September 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Revenue From Tenants:
Industrial & Distribution	$157,879	$158,947
Multi-Tenant Retail	13,387	—
Single-Tenant Retail	20,471	9,399
Office	116,607	116,563
Total Consolidated Revenue From Tenants	$308,344	$284,909
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $157.9 million and $158.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in revenue from tenants was primarily driven by revenue of $1.6 million attributable to properties acquired from RTL on the Acquisition Date and the increase from a full period of revenue in 2023 from other properties acquired since January 1, 2022, partially offset by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2023, when compared to the same period last year.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $13.4 million for the nine months ended September 30, 2023 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $20.5 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to revenue of $7.5 million attributable to properties acquired from RTL on Acquisition Date and revenue from other properties acquired since January 1, 2022, with minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2023, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $116.6 million and $116.6 million for the nine months ended September 30, 2023 and 2022, respectively. The minor change period-over-period as presented in the table above was primarily driven by revenue attributable to properties acquired from RTL on the Acquisition Date and revenue from other properties acquired since January 1, 2022, almost fully offset by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2023, when compared to the same period last year.

Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Property Operating Expenses:
Industrial & Distribution	$10,050	$9,748
Multi-Tenant Retail	4,457	—
Single-Tenant Retail	1,053	588
Office	15,242	12,687
Total Consolidated Property Operating Expenses	$30,802	$23,023
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $10.1 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date, which were minimal, and the year-over-year change in average foreign exchange rates during the three months ended September 30, 2023, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $4.5 million for the nine months ended September 30, 2023 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $1.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses of $0.6 million resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $15.2 million and $12.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date, which was minimal, and the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Operating Fees to Related Parties
Operating fees paid to related parties were $28.9 million and $30.2 million for the nine months ended September 30, 2023 and 2022, respectively (for additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Upon the closing of the Mergers, we no longer pay asset management fees to the Advisor or property management fees to the Property Manager and we internalized our management functions. While we no longer pay the costs of the various fees and expense reimbursements previously paid to the Advisor and the Property Manager, after the Internalization Merger, our expenses now include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations and are being recorded in general and administrative expenses from the Acquisition Date forward.
Impairment Charges
During the three months ended September 30, 2023, we determined that the fair values of four of our properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These properties were all owned by us prior to the REIT Merger. As a result, we recorded aggregate impairment charges for these properties, including impairments to intangible assets, totaling $65.7 million in three and nine months ended September 30, 2023. The impairment charge for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S., which the Company has signed non-binding letters of intent to sell, were based on the estimated selling prices of the assets.
During the six months ended June 30, 2022, we determined that the estimated fair values of two of our properties were lower than their respective carrying values. As a result, we recorded impairment charge $17.1 million during the nine months ended September 30, 2022 ($16.8 million of which was attributable to the Sagemcom property and the remainder was attributable to the Bradford & Bingley property). The fair value of Sagemcom was based on the estimated selling price of the asset and the fair value of the Bradford & Bingley property was based on the estimated selling price of the asset, less estimated transactions costs.
Merger, Transaction and Other Costs
We recognized $50.1 million and $0.2 million of merger, transaction and other costs during the nine months ended September 30, 2023 and 2022, respectively. The increase was due to advisory, legal and other professional costs that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs of $29.7 million which relate to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties and non-cash equity expense recorded in the nine months ended September 30, 2023 of approximately $20.9 million for Common Stock issued or to be issued to Blackwells under the Cooperation Agreement (as defined in Note 11 — Commitments and Contingencies - Litigation and Regulatory Matters). For additional information on the Common Stock issued or to be issued to Blackwells, see Note 10 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q and for additional information on the Cooperation Agreement, see Note 11 — Commitments and Contingencies - Litigation and Regulatory Matters to our consolidated financial statements in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses were $23.3 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively, and primarily consist of professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses and higher legal and other costs in the nine months ended September 30, 2023 of approximately $9.1 million, which were attributable to the proxy contest and related litigation with the Blackwells/Related Parties described herein. There were no similar costs in the nine months ended September 30, 2022.
Equity-Based Compensation
During the nine months ended September 30, 2023 and 2022, we recognized equity-based compensation expense of $16.2 million and $9.2 million, respectively. Equity-based compensation in both periods consists of (i) expense related to the 2021 OPP; (ii) amortization of Restricted Shares granted to employees of the Advisor or its affiliates who were involved in providing services to us prior to the Internalization; and (iii) amortization of RSUs granted to our independent directors.
The increase in equity-based compensation expense was primarily due to higher expense of approximately $6.0 million recorded in the nine months ended September 30, 2023 due to the accelerated compensation expense as a result of the modification of the award granted under the 2021 OPP that changed the timing of the final measurement for determining whether the award is vested and earned to September 11, 2023, resulting in the acceleration of all of the remaining unrecognized compensation expense being recorded in the quarter ended September 30, 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $123.6 million and $117.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in the first nine months of 2023 compared to the first nine months of 2022 was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger and the year-over-year change in average foreign exchange rates during the three months ended September 30, 2023, when compared to the same period last year.
Gain (loss) on Dispositions of Real Estate Investments
During the nine months ended September 30, 2023, we sold 2 properties, which were acquired in the REIT Merger, and recorded a net loss of $0.7 million. During the nine months ended September 30, 2022, we sold one property in the U.S. and one property in the U.K., resulting in an aggregate gain of $0.2 million
Interest Expense
Interest expense was $95.8 million and $71.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was due to the increase in the net amount of our total gross debt outstanding of $2.4 billion as of September 30, 2022 to $5.3 billion as of September 30, 2023 and an increase in the weighted-average effective interest rate of our total debt from 3.5% as of September 30, 2022 to 4.7% as of September 30, 2023. The increase in the net amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to pay off RTL’s former credit facility.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2023, when compared to the same period last year. As of September 30, 2023, approximately 10.0% of our total debt outstanding was denominated in EUR, 8.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of September 30, 2022, approximately 24% of our total debt outstanding was denominated in EUR, 15% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2023, approximately 51% of our total debt outstanding was secured and 49% was unsecured, including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
The gain on derivative instruments of $0.8 million and of $25.5 million for the nine months ended September 30, 2023 and 2022, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the nine months ended September 30, 2023, the gain on derivative instruments consisted of unrealized losses of $2.3 million and realized gains of $3.1 million. For the nine months ended September 30, 2022, gains on derivative instruments consisted of unrealized gains of $21.3 million and realized gains of $4.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
We recorded a gain of $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the nine months ended September 30, 2022. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2023.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $9.0 million and $8.7 million for the nine months ended September 30, 2023 and 2022 respectively. The increase is primarily driven by the European acquisitions completed in the nine months ended September 30, 2021.
Preferred Stock Dividends
Preferred stock dividends were $16.5 million and $15.3 million for the nine months ended September 30, 2023 and 2022, respectively. The amounts in the nine months ended September 30, 2023 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The amounts in the nine months ended September 30, 2022 represent the dividends that are attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings.
During the nine months ended September 30, 2023, net cash provided by operating activities was $88.0 million. Cash flows provided by operating activities during the nine months ended September 30, 2023 reflect net loss of $163.3 million, adjusted for non-cash items of $241.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $2.8 million and an increase of $11.8 million in working capital items due to an increase in prepaid expenses and other assets of $4.1 million, an increase in accounts payable and accrued expenses of $7.6 million and an increase in prepaid rent of $0.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 of $553.8 million consisted of property acquisitions of $81.4 million and capital expenditures of $29.6 million, partially offset by net cash used to complete Mergers of $450.8 million.
Net cash used in investing activities during the nine months ended September 30, 2022 of $47.2 million consisted of property acquisitions of $33.9 million and capital expenditures of $19.2 million, partially offset by proceeds from dispositions of $5.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $537.0 million during the nine months ended September 30, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $949.9 million, partially offset by net payments of mortgage notes payable of $261.1 million (for additional information on Revolving Credit Facility activity, see the Liquidity and Capital Resources section below), dividends paid to common stockholders of $125.3 million, dividends paid to holders of our Series A Preferred Stock of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.1 million, cash paid for financing costs of $6.8 million and distributions to non-controlling interest holders of $3.2 million. Distributions to non-controlling interest holders increases $2.9 million in the nine months ended September 30, 2023, when compared to the same period last year, due to the priority catch-up distribution to the Advisor in respect of the 883,750 GNL LTIP Units that were earned under the 2021 OPP.
Net cash used in financing activities of $58.9 million during the nine months ended September 30, 2022 was a result of net payments of mortgage notes payable of $58.2 million, dividends paid to common stockholders of $125.2 million, dividends paid to holders of our Series A Preferred Stock, of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.0 million and distributions to non-controlling interest holders of $0.3 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $145.1 million, net proceeds from the issuance of Common Stock of $1.0 million and net proceeds from the issuance of Series B Preferred Stock of $4.7 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, continuing debt service obligations and dividends to holders of our Common Stock, as well as holders of our Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (collectively the “Preferred Stock”) as well as to any future class or series of preferred stock we may issue. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $133.4 million and $103.3 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations (see Consolidated Cash Flow Statements in our consolidated financial statements included in this Quarterly Report on Form 10-Q) supplemented by our existing cash will be sufficient to fund, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the nine months ended September 30, 2023, cash used to pay 61% of our dividends was generated from cash flows provided by operations.
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
Acquisitions and Dispositions —Three and Nine Months Ended September 30, 2023
During the nine months ended September 30, 2023 we acquired eight properties that were accounted for as asset acquisitions for $81.4 million, including capitalized acquisition costs and we completed the Mergers for cash consideration of $50.0 million and equity consideration of $1.6 billion in which we acquired 989 properties from RTL. The Mergers were completed in the three months ended September 30, 2023, as disclosed in more detail in Note 3 — The Mergers to our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, under the REIT Merger Agreement, we assumed all of RTL’s indebtedness and repaid all amounts outstanding under RTL’s credit facility. In order to accomplish this, we exercised the existing “accordion feature” on our Revolving Credit Facility and increased the commitments under our Revolving Credit Facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability (see the “Borrowings - Credit Facility” section below for additional details).
During the three and nine months ended September 30, 2023, the Company sold two properties, which were acquired in the REIT Merger, for a contract price of $8.6 million.
Acquisitions and Dispositions Subsequent to September 30, 2023 and Pending Transactions
Subsequent to September 30, 2023, we acquired one property for an acquisition purchase price of $52.7 million and disposed of four properties (two in Ohio, one in Georgia and one in Mississippi), which were acquired in the REIT Merger, for an aggregate price of $4.7 million. The property in Ohio is classified as held for sale on the consolidated balance sheet as of September 30, 2023 (see Note 4 — Real Estate Investments, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q). The other properties are not classified as held for sale since we determined that they did not qualify for held for sale treatment based on our accounting policies.
In addition, we have signed one definitive purchase and sale agreement (“PSA”) to acquire eight properties for a contract purchase price of $15.5 million. In addition, we have signed PSA’s to dispose of 10 properties for an aggregate sale price of $128.2 million and we have signed non-binding letters of intent (“LOI’s”) to dispose of 14 properties for an aggregate sale price of $72.4 million. The PSA’s and LOI’s are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the nine months ended September 30, 2023, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the nine months ended September 30, 2023, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Equity Issuances in Connection with the Mergers
In connection with the completion of the Mergers, we issued: (i) 93,642,833 shares of Common Stock in exchange for RTL Class A Common Stock (includes the shares of Common Stock issued in exchange for RTL Class A Common Stock that was issued for RTL awards of long-term incentive plan units of limited partner interest in the RTL OP (“RTL LTIP Units”) earned and converted to RTL Class A Common Stock and certain vested shares of restricted RTL Class A Common Stock (“RTL Restricted Shares”), both of which occurred prior to the Acquisition Date), (ii) 29,614,825 shares of Common Stock to AR Global in connection with the Internalization Merger, (iii) 115,857 GNL Class A Units to the previous owner of RTL Class A Units, (iv) 7,933,711 shares of newly created Series D Preferred Stock and (v) 4,595,175 shares of newly created Series E Preferred Stock.
We also issued 883,750 shares of Common Stock to AR Global for GNL LTIP Units that were earned and converted into the same number of shares of Common Stock on the Acquisition Date (see Note 13 — Equity-Based Compensation) to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Additionally, pursuant to the terms of the Cooperation Agreement below, upon the completion of the Mergers, we issued an additional 1,600,000 shares of Common Stock to the Blackwells/Related Parties in a private placement exempt from registration and we had previously issued an aggregate of 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee on July 11, 2023.
Also, all of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who was offered employment by us on the terms and conditions set forth in the Internalization Merger Agreement was awarded Restricted Shares (which totaled 221,136 Restricted Shares).
Borrowings
As of September 30, 2023 and December 31, 2022, we had total debt outstanding of $5.3 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.7% and 4.0%, respectively. The increase was primarily a result of the assumption of RTL’s debt and repayment of RTL’s credit facility as required by the REIT Merger Agreement, which are each explained in more detail below under the “Senior Notes”, “Mortgage Notes Payable” and “Credit Facility” sections below.
As of September 30, 2023, 82.0% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.1% per annum. As of September 30, 2023, 18.0% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 7.2% per annum. The total gross carrying value of unencumbered assets as of September 30, 2023 was $4.9 billion, of which approximately $2.9 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings. We do not have hedging in place for the non-U.S. portion of the Revolving Credit Facility. We may add certain of these unencumbered assets to the borrowing base under the Revolving Credit Facility to increase the amount available for future borrowings thereunder.
Our debt leverage ratio was 63.9% and 56.6% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2023 and December 31, 2022, respectively. The increase was primarily due to additional borrowings under the Revolving Credit Facility in the nine months ended September 30, 2023 (see Credit Facility below for details). See Note 8 — Fair Value of Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of fair value of such debt as of September 30, 2023. As of September 30, 2023, the weighted-average maturity of our indebtedness was 3.4 years. We believe we have the ability to service our debt obligations as they come due.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior Notes. Both the 4.50% Senior Notes and the 3.75% Senior Notes do not require any principal payments prior to maturity. As of September 30, 2023, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $881.3 million which is net of $118.7 million of deferred financing costs and discounts, and as of December 31, 2022 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $493.1 million, which is net of $6.9 million of deferred financing costs. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of September 30, 2023 and December 31, 2022, we had secured mortgage notes payable of $2.6 billion and $1.2 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We do not have any principal payments due on our mortgages during the remainder of 2023.
The increase in the mortgage notes payable, net balance was due to the assumption of RTL mortgage notes payable as required by the REIT Merger Agreement, less the repayment of principal on certain mortgage notes payable, all as outlined below:

•In connection with the REIT Merger, in the quarter ended September 30, 2023, we assumed all of RTL’s mortgage notes payable, net, which totaled $1.6 billion as of the Acquisition Date. For additional information, see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
•On May 5, 2023 we repaid the mortgage loan that previously encumbered our five properties in Germany. The loan balance was approximately $56.7 million using the exchange rate on the date of repayment. The repayment was fully funded with additional borrowings in EUR under the Revolving Credit Facility and the five properties in Germany were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.6% and the current interest rate on the Revolving Credit Facility is 5.9% as of September 30, 2023.
•On April 25, 2023, we made our scheduled principal repayment of £3.8 million ($4.7 million using the exchange rate on the date of repayment) on its United Kingdom Properties - Bulk Loan, which reduced the balance to approximately £153.1 million (approximately $191.4 million as of the end of April 2023) after the payment. We then repaid the entire remaining principal amount of the United Kingdom Properties - Bulk Loan in May 2023. This mortgage loan had encumbered 41 of our properties in the U.K. We funded the repayment with additional borrowings in GBP under the Revolving Credit Facility and the 41 properties in the U.K. were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.2% and the current interest rate on Revolving Credit Facility was 5.9% as of September 30, 2023.
Credit Facility
As of September 30, 2023 and December 31, 2022, outstanding borrowings under our Revolving Credit Facility were $1.6 billion and $670.0 million, respectively. The increase in the balance of the Revolving Credit Facility was primarily due to the amounts borrowed to repay RTL’s credit facility at the closing of the REIT Merger on the Acquisition Date. In connection with the Mergers, we amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. We exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
The amendment to the Credit Agreement also includes modifications to the change of control events to reflect the changes to the Board and our management following the REIT Merger and other modifications to account for multi-tenant properties for the credit support of additional eligible unencumbered properties that are owned by the subsidiaries of RTL OP that serve as guarantors under the Credit Agreement.
In addition, during the nine months ended September 30, 2023, we made additional borrowings that were primarily used to fund the repayments of the loan that previously encumbered our five properties in Germany (€52.0 million borrowed under the Revolving Credit Facility) (discussed above) and the loan that previously encumbered 41 of or properties in the U.K. (£154.0 million) (discussed above). Also, the additional borrowings were used for acquisitions in the quarter ended March 31, 2023 and general corporate purposes. As of September 30, 2023, approximately $186.0 million was available for future borrowings under the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of September 30, 2023, the Revolving Credit Facility had a weighted-average effective interest rate of 5.9% after giving effect to interest rate swaps in place.
The Revolving Credit Facility matures on October 8, 2026, subject to our option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
The Credit Agreement requires us through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.

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
Any future borrowings may, at our option be denominated in USD, EUR, CAD, GBP Norwegian Krone, Swedish Krona and Swiss Francs, provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Covenants
As of September 30, 2023, we were in compliance with the covenants under the Indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Term Loan, Net and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2023, there were certain covenants that the Company was not in compliance with (as discussed below) however, there were no uncured defaults or events of default. The Company was in compliance with all of its other financial covenants under its mortgage notes payable agreements.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of September 30, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the quarter ended September 30, 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan identified, based upon a review conducted during the three months ended June 30, 2022, that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of a DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement we can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is thereafter recalculated and increased (but never decreased) every three-month period thereafter until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $3.4 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The DSCR Sweep Trigger remained in place for the quarter ended September 30, 2023 and we intend to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.4 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and we expect to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as we restore compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Also, during the three months ended September 30, 2023, a separate tenant failed to deliver notice of renewal of its lease within the timeframe required under the same mortgage loan, triggering a cash sweep event. The event triggering the cash sweep was not, however, an event of default. We cured the cash sweep event through one of the available options under the loan by putting a $1.0 million letter of credit in place (subject to future increase under the terms of the loan agreement to a maximum amount of $2.7 million). This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, we secure a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.

Mortgage Loan II
During the three months ended September 30, 2023, a tenant failed to deliver notice of renewal of its lease within the timeframe required under one of our mortgage loans securing twelve of our properties with a balance of $210.0 million as of September 30, 2023, triggering a cash sweep event thereunder. The event triggering the cash sweep was not, however, an event of default. We cured the cash sweep event through one of the available options under the loan by putting a $0.8 million letter of credit in place. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, we secure a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of September 30, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed, an aggregate cap of $0.8 million, which has been met. The reserve is being held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
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
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, settlement costs related to the Blackwells/Related Parties litigation (as described herein), as well as certain other costs that are considered to be non-core, such as debt extinguishment costs. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
Adjusted Funds from Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities or items, including items that were paid in cash that are not a fundamental attribute of our business plan or were one time or non-recurring items. These items include early extinguishment of debt and other items excluded in Core FFO as well as unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also exclude revenue attributable to the reimbursement by third parties of financing costs that we originally incurred because these revenues are not, in our view, related to operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance.
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments and merger related expenses) and certain other expenses, including expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein), negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(142,488)	$9,739	$(179,834)	$9,375
Impairment charges	65,706	796	65,706	17,057
Depreciation and amortization	49,232	37,791	123,558	117,039
Loss (gain) on dispositions of real estate investments	684	(143)	684	(205)
FFO (as defined by NAREIT) attributable to common stockholders	(26,866)	48,183	10,114	143,266
Merger, transaction and other costs (1)	43,765	103	50,143	244
Settlement costs (2)	14,643	—	29,727	—
Loss on extinguishment of debt	—	41	404	383
Core FFO attributable to common stockholders	31,542	48,327	90,388	143,893
Non-cash equity-based compensation	10,444	3,132	16,239	9,217
Non-cash portion of incentive fee	—	—	—	—
Non-cash portion of interest expense	2,046	2,322	6,214	7,254
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,444	351	3,696	954
Straight-line rent	(2)	(2,314)	(3,676)	(7,509)
Straight-line rent (rent deferral agreements) (3)	—	—	—	(159)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	1	—	(2,439)
Eliminate unrealized (gains) losses on foreign currency transactions (4)	(1,933)	(10,732)	2,345	(21,263)
Amortization of mortgage discounts	3,374	225	3,838	714
Expenses attributable to 2023 proxy contest and related litigation (5)	14	—	9,101	—
AFFO attributable to common stockholders	$46,929	$41,312	$128,145	$130,662

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$(26,866)	$48,183	$10,114	$143,266
Core FFO attributable to common stockholders	$31,542	$48,327	$90,388	$143,893
AFFO attributable to common stockholders	$46,929	$41,312	$128,145	$130,662
_________
(1)For the three and nine months ended September 30, 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger. The three and nine months ended September 30, 2022 did not have any costs related to the REIT Merger and Internalization Merger.
(2)In the three and nine months ended September 30, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock issued to the Blackwells/Related Parties, as required under the Cooperation Agreement. There were no such costs in the three and nine months ended September 30, 2022.
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
(4)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2023, the gain on derivative instruments was $3.2 million, which consisted of unrealized gains of $1.9 million and realized gains of $1.3 million. For the nine months ended September 30, 2023, the gain on derivative instruments was $0.8 million, which consisted of unrealized losses of $2.3 million and realized gains of $3.1 million. For the three months ended September 30, 2022, the gain on derivative instruments was $13.1 million, which consisted of unrealized gains of $10.7 million and realized gains of $2.4 million. For the nine months ended September 30, 2022, the gain on derivative instruments was $25.5 million, which consisted of unrealized gains of $21.3 million and realized gains of $4.2 million.
(5)Amounts relate to general and administrative expenses incurred for the Company’s 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its AFFO for these amounts.

Dividends
The amount of dividends payable to our common stockholders is determined by our Board and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Agreement or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
During the nine months ended September 30, 2023 and the year ended December 31, 2022, we paid dividends on our Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. In connection with the Mergers, our Board set the dividend at an annual rate $1.42 per share or $0.354 per share on a quarterly basis. The first dividend declared and paid at the new rate occurred in the fourth quarter of 2023. Dividends authorized by our board of directors and declared by us are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Dividends accrue on our preferred stock as follows:
•Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stockholders, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum.
•Dividends on our Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to Series B Preferred Stockholders, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum.
•Dividends on our Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum.
•Dividends on our Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum.
Dividends on the Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our Board. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock and Series B Preferred Stock become part of the liquidation preference thereof.
Pursuant to the Credit Agreement, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future. In the past, the lenders under our Revolving Credit Facility have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that they will do so again in the future.

The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and distributions to holders of LTIP Units for the periods indicated. The first dividend payments on our newly issued Series D Preferred Stock and Series E Preferred Stock were made in October 2023, and are therefore not included in the table below.

	Three Months Ended						Nine Months Ended September 30, 2023
	March 31, 2023		June 30, 2023		September 30, 2023
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,658		$41,664		$41,958		$125,280
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		9,243
Dividends to holders of Series B Preferred Stock	2,018		2,018		2,018		6,054
Distributions to holders of LTIP Units	100		100		2,963		3,163
Total dividends and distributions	$46,857		$46,863		$50,020		$143,740

Source of dividend and distribution coverage:
Cash flows provided by operations	$46,857	100.0%	$21,343	45.5%	$—	—%	$87,951	(1)	61.2%
Available cash on hand	—	—%	25,520	54.5%	50,020	100.0%	55,789	(1)	38.8%
Total sources of dividend and distribution coverage	$46,857	100.0%	$46,863	100.0%	$50,020	100.0%	$143,740		100.0%

Cash flows provided by operations (GAAP basis)	$63,015		$21,343		$3,593		$87,951

Net loss (in accordance with GAAP)	$(890)		$(26,258)		$(136,184)		$(163,332)
_____
(1) Year-to-date totals will not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of changes in equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in foreign GBP-USD and EUR-USD exchange rates (see Note 9 — Derivatives and Hedging Activities to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion).

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.7%. To help mitigate the adverse impact of inflation, approximately 77.5% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of September 30, 2023, based on straight-line rent, approximately 59.7%, are fixed-rate with increases averaging 1.7%, 13.9% are based on the Consumer Price Index, subject to certain caps, 3.9% are based on other measures, and 22.5% do not contain any escalation provisions.
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
Related-Party Transactions and Agreements
See Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees and see Note 3 — The Mergers for information on the Internalization Merger.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
Upon the consummation of the Internalization Merger on September 12, 2023, we internalized the management of the Company with our own dedicated workforce, and we are no longer managed by a third party. The majority of our controls continue to operate as they did when we were managed by a third party, however certain new controls were added specifically related to the use of a new third-party employee payroll provider. As a result, we implemented changes to our internal controls to incorporate the use of a new third-party service provider into our financial reporting process. Changes arising from the use of this new third-party service provider represent a material change in internal controls over financial reporting.

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Please refer to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023, and our Current Report on Form 8-K filed with the SEC on September 18, 2023, as the risk factors are amended and supplemented as follows:
We may be unable to integrate the operations of RTL and the other entities we acquired in the Mergers successfully and may not realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.
Prior to the Mergers, we and RTL were externally-managed REITs. Neither of us had employees, other than a limited tax-service employee in Europe that we employed. After the Internalization Merger, we became an internally-managed REIT and are responsible for hiring and maintaining our own workforce to facilitate the advisory and property management services. Because we are now internally managed, we are responsible for directly compensating our officers, employees, and consultants, as well as paying overhead expenses associated with our workforce. There is no assurance that we will realize all, or any, of the anticipated cost-saving synergies. Specifically, we are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We bear the cost of establishing and maintaining employee compensation plans. In addition, as we have never previously operated as a self-managed REIT, we may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis.
In addition, the REIT Merger involved the combination of two companies that previously operated as independent public companies, together with their respective operating partnerships. We may encounter difficulties and unexpected costs in the integration process, including, but not limited to: the inability to sell assets; economic or industry downturns, including interest rate increases; potential unknown liabilities; negative market perception of our revised plan for investment; delays or regulatory conditions associated with the REIT Merger; and performance shortfalls as a result of the diversion of management’s attention by completing the REIT Merger and executing our business plan.
We have substantial indebtedness.
As part of the REIT Merger, we assumed all of RTL’s outstanding indebtedness totaling $2.2 billion. We also repaid amounts outstanding on RTL’s credit facility by borrowing $0.5 billion under our Credit Facility. As of September 30, 2023, we had $5.3 billion of indebtedness which includes amounts drawn on our Credit Facility that were used to repay indebtedness under RTL’s credit facility.
There is no assurance we will generate sufficient cash flow to pay principal and interest when due on our indebtedness. Our indebtedness could have important consequences, including:
•vulnerability to general adverse economic and industry conditions;
•limits on our ability to obtain additional financing for uses such as to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;
•requiring the use of a substantial portion of our cash flow to pay principal and interest reducing cash flow available to pay distributions, fund working capital, acquisitions, capital expenditures, and general corporate requirements;
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
•requiring us to sell one or more of our properties at disadvantageous prices in order to pay interest or principal on our indebtedness;
•increasing the risk of an event of default if we fail to comply with the terms of our debt agreements including timely paying principal and interest when due or failing to comply with the financial and other restrictive covenants contained in the agreements governing our debt obligations which could result in acceleration of the debt and foreclosure by lenders on assets securing the debt; and
•putting us at a disadvantage compared to our competitors with less indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond its control. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us, including under our credit facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. Our credit facility and the indentures governing our senior notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our credit facility and the indentures governing our senior notes permit us or our consolidated subsidiaries to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
As of September 30, 2023, a total of $391.1 million of our indebtedness bearing interest at a weighted rate of 3.9% matures in calendar year 2024. Interest rates have increased considerably in the last twelve months and may continue to increase. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. There is no assurance that we will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we may lose the property secured by the mortgage in a foreclosure action.
We have incurred, and may continue to incur, variable-rate debt. As of September 30, 2023, a total of 18% of our debt bore interest at variable rates which averaged 7.2% on a weighted average basis. Increases in interest rates on our variable-rate debt or any new indebtedness we may incur either as part of a refinancing or a new property acquisition would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. We have historically entered into, and expects to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt, but there is no assurance these arrangements will be available on terms and conditions acceptable to us, if at all.
Future sales of Common Stock by the selling stockholders may adversely affect the market price of Common Stock.
AR Global and its affiliates acquired an aggregate of 35,339,062 shares of our Common Stock in connection with the Internalization Merger and on conversion of the GNL LTIP Units. All of these shares have been registered for resale, on September 14, 2023, subject to the terms of the Registration Rights and Stockholders Agreement, dated as of September 12, 2023 between the Company and the selling stockholders. Future sales of Common Stock by the selling stockholders may adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.
The occurrence of a ratings decline may require us to redeem RTL’s senior notes under the indenture governing the RTL senior notes, and we may not have the funds necessary to finance such a redemption.
Under the indenture governing the 4.50% Senior Notes , which we assumed in connection with the REIT Merger, we are required to make an offer to repurchase all outstanding 4.50% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a “Change of Control Triggering Event”, which is defined as both (1) a change of control and (2) a ratings downgrade on the 4.50% Senior Notes by at least two out of three applicable rating agencies within 60 days following the change of control, as compared to the applicable ratings of the 4.50% Senior Notes 60 days prior to either the date of the change of control or the date of public notice thereof, in each case subject to certain terms and conditions.
We believe the Mergers constituted a change of control under the indenture governing the 4.50% Senior Notes. In the event the Mergers do in fact constitute a change of control under the indenture, we would be required to redeem the 4.50% Senior Notes at 101% of the principal amount thereof in the event a subsequent ratings decline were to occur, as described above.
If required to make an offer, we may not have sufficient funds, or the ability to raise sufficient funds, to redeem the 4.50% Senior Notes at the time we are required to do so. A failure by us to redeem the 4.50% Senior Notes as required under the indenture would constitute an event of default thereunder, which in turn would constitute a default under our Revolving Credit Facility.
There is no assurance that we will pay dividends or other distributions at the rate currently paid by us or at all.
We cannot guarantee that we will be able to pay dividends or other distributions on a regular basis on our Common Stock or any series of our preferred stock. Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times at the discretion of the Board, which reserves the right to change our dividend policy at any time and for any reason. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all.
In addition, following the Mergers, we declared dividends starting with the third quarter of 2023 at a rate equal to $0.354 per share of Common Stock (or $1.42 per share on an annualized basis), which is less than our prior quarterly dividend which was equal to $0.400 per share of Common Stock (or $1.60 per share on an annualized basis).
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
The historical and unaudited pro forma combined financial information included in our Current Report on Form 8-K filed on September 12, 2023 may not be representative of our results of operations now that the Mergers have been completed.
The unaudited pro forma combined financial information as of June 30, 2023, for the six months ended June 30, 2023 and for the year ended December 31, 2022 was included our Current Report on Form 8-K filed on September 12, 2023, and was presented for informational purposes only and is neither indicative of the financial position or results of operations that actually would have occurred had the Mergers been completed as of the date indicated, nor is it indicative of the future operating results or financial position of the Company. The unaudited pro forma condensed consolidated financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to our assets and liabilities. The unaudited pro forma combined financial information does not reflect future events that may occur after the closing of the Mergers, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the Mergers, and does not consider potential impacts of current market conditions on revenues or expense efficiencies.
Because the board of directors will not be fully declassified until 2025, the classified board may have the effect of delaying, deferring, or preventing a change of control of the Company until then.
In connection with the Mergers, we started the process of declassifying our board of directors so that, after completion of the declassification process, each director will be elected at each annual meeting of our stockholders for a one year term. However, our board of directors will not be fully declassified until 2025. Having a partially classified board of directors may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
The Beneficial Ownership Limit may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Articles of Restatement effective February 24, 2021, as amended or supplemented (the “Charter”), with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than the Aggregate Share Ownership Limit (as defined in the Charter). In connection with the Internalization Merger Agreement, pursuant to the Charter, our board of directors adopted resolutions decreasing the Aggregate Share Ownership Limit from 9.8% to 8.9% in value of the aggregate of the outstanding shares of our stock and 8.9% (in value or in number of shares, whichever is more restrictive) of any class or series of our stock. On November 6, 2023, pursuant to our Charter, our board of directors adopted resolutions further decreasing the Aggregate Share Ownership Limit to 8.8% in value of the aggregate of the outstanding shares of our stock and 8.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our stock. This revised Aggregate Share Ownership Limit may further cause the delay, deferral, or prevention of a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sale of Unregistered Equity Securities
On July 11, 2023 we issued 495,000 shares of Common Stock to Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with the Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”) as a settlement fee in accordance with the Cooperation Agreement. The shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), without the involvement of any underwriter or placement agent. In addition, we had engaged Blackwells Onshore to provide certain consulting and advisory services and paid Blackwells Onshore a consulting fee for these services equal to 1,600,000 shares of Common Stock upon the consummation of the Mergers on September 12, 2023. See Note 10 — Stockholders’ Equity and Note 11 — Commitments and Contingencies to our consolidated financial statements included in this Form 10-Q for additional information.
Also on July 14, 2023, we issued 45,579 shares of Common Stock to a third party as a non-refundable retainer to provide certain advisory services to the Company related to the Mergers. The shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act, without the involvement of any underwriter or placement agent. In addition, we agreed to issue an additional 59,253 shares of Common Stock to the third party upon completion of the third party’s services, which were issued in October, 2023. We expect to issue these shares of Common Stock to the third party pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act without the involvement of any underwriter or placement agent. No commissions or fees were or are expected to be payable with respect to the issuance of these shares of Common Stock. See Note 10 — Stockholders’ Equity to our consolidated financial statements included in this Form 10-Q for additional information.
On September 12, 2023, we issued 29,614,825 shares of Common Stock to AR Global in connection with the Internalization Merger in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act. We and AR Global, Global Net Lease Special Limited Partnership, LLC, Necessity Retail Space Limited Partner, LLC, Bellevue Capital Partners, LLC, American Realty Capital Global II Special LP LLC, Nicholas S. Schorsch, Nicholas S. Schorsch 2016 Grantor Retained Annuity Trust, MWM I, LLC, Shelley D. Schorsch, Edward M. Weil, Jr., William M. Kahane, and AR Capital LLC (collectively, the “Advisor Holders”) entered into a Registration Rights and Stockholders Agreement (the “Registration Rights and Stockholders Agreement”). Pursuant to the Registration Rights and Stockholders Agreement, on September 14, 2023 we filed a prospectus supplement providing for the registration and sale of any shares of Common Stock beneficially owned by the Advisor Holders at the time of the filing. Further, on September 14, 2023, we entered into a Joinder to the Registration Rights and Stockholders Agreement, pursuant to which we consented to the transfer of 29,614,825 shares of Common Stock by AR Global to MWM PIC, LLC.
Purchases of Equity Securities by the Issuer and Related Purchasers
There were no repurchases of our Common Stock made during the quarter ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Change in Beneficial Ownership Limit and Waivers
As previously disclosed, the Company granted a waiver from the ownership limitation contained in the Company’s Charter to Bellevue Capital Partners (“Bellevue”) permitting Bellevue to own up to 15.3% of the outstanding shares of the Company’s common stock (the “Bellevue Waiver”). Waivers were also entered into with the controlling holders of Bellevue, Nicholas S. Schorsch and his spouse Shelley D. Schorsch, permitting them to beneficially or constructively own up to 11.5% of the outstanding shares of the Company’s common stock (the “Schorsch Waivers”). The Schorsch Waivers were based in part on the percentage of Bellevue that was collectively owned by Nicholas and Shelley Schorsch (as equity holders in Bellevue), and in part on the outstanding shares of the Company’s common stock held by each of them as individuals. Because Bellevue redeemed the ownership interest of another member of Bellevue, the applicable percentage of Bellevue collectively owned by Nicholas and Shelley Schorsch increased. At their request, the Company’s board of directors considered and agreed to amend the Schorsch Waivers to increase the percentage of outstanding shares of the Company’s common stock that Nicholas and Shelley Schorsch may beneficially or constructively own to up to 13.8% based on the number of shares of the Company’s common stock outstanding after giving effect to the Mergers on September 12, 2023 but excluding any outstanding restricted shares that were subject to vesting and forfeiture conditions on that date. The terms of the Schorsch Waivers otherwise remain unchanged. The Bellevue Waiver was not amended. The amendments to the Schorsch Waivers were entered into on November 6, 2023, effective as of the date of the Mergers.
The foregoing summary of the Schorsch Waivers and Bellevue Waiver do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Schorsch Waivers and Bellevue Waiver filed herewith as Exhibits 10.16, 10.17, and 10.18, which are incorporated herein by reference.
On November 6, 2023, pursuant to Section 5.7(ii)(h) of the Company’s Charter, the Company’s board of directors adopted resolutions decreasing the Aggregate Share Ownership Limit (as defined in the Company’s Charter) to 8.8% in value of the aggregate of the outstanding shares of stock of the Company and 8.8% (in value or in number of shares, whichever is more restrictive) of any class or series of stock of the Company. The Company will file with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the decrease in the Aggregate Share Ownership Limit described above (the “Certificate of Notice”).
The foregoing summary of the Certificate of Notice does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Certificate of Notice filed herewith as Exhibit 4.5, which is incorporated herein by reference.
Amendment to Certificate of Incorporation
Effective as of November 7, 2023, the Company filed an amendment to its Charter with the Secretary of the State of Maryland to reflect the increase in the number of authorized shares of preferred stock from 30,000,000 to 40,000,000 shares (the “Charter Amendment”). The Charter Amendment was approved by the Board on November 3, 2023.
The foregoing summary of the Charter Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Charter Amendment filed herewith as Exhibit 3.6, which is incorporated herein by reference.
Amendment to Mr. Nelson’s Employment Agreement
On November 6, 2023, the Company and James L. Nelson, the Company’s Co-Chief Executive Officer and President, entered into a second amendment (the “Amendment”) to Mr. Nelson’s existing employment agreement with the Company dated as of July 10, 2017, first amended as of March 24, 2022 and assumed by the Company on September 12, 2023 in connection with the closing of the Mergers. The Amendment makes certain updates to reflect the relevant succession of obligations of GNL as successor to AR Global under Mr. Nelson’s employment agreement.
The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment filed herewith as Exhibit 10.19, which is incorporated herein by reference.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Global Net Lease, Inc. on February 26, 2021).
3.2	Second Amended and Restated Bylaws of Global Net Lease, Inc., effective September 12, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.3	Articles Supplementary of Global Net Lease, Inc., filed on September 12, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.4	Articles Supplementary for the Global Net Lease, Inc. 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.5 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023)
3.5	Articles Supplementary for the Global Net Lease, Inc. 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.6 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023).
3.6 *	Amendment to the Articles of Restatement of Global Net Lease, Inc., effective November 7, 2023.
4.1	Indenture, dated as of October 7, 2021, among The Necessity Retail REIT, Inc (f/k/a American Finance Trust, Inc.), The Necessity Retail REIT Operating Partnership, L.P.(f/k/a American Finance Operating Partnership, L.P.), the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2021).
4.2	RTL Supplemental Indenture dated September 12, 2023 by and among The Necessity Retail REIT, Inc, The Necessity Retail REIT Operating Partnership, L.P., Global Net Lease, Inc., the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.3	GNL Supplemental Indentures, dated September 12, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.4	Tenth Amendment, dated as of September 12, 2023, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.5 *	Certificate of Notice of Global Net Lease, Inc., dated November 7, 2023.
10.1	Agreement and Plan of Merger dated as of May 23, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, Osmosis Sub I, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.2	Agreement and Plan Of Merger dated as of May 23, 2023 by and Among GNL Advisor Merger Sub LLC, GNL PM Merger Sub LLC, RTL Advisor Merger Sub LLC, RTL PM Merger Sub LLC, Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc., The Necessity Retail REIT Operating Partnership, L.P. and AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, Necessity Retail Space Limited Partner, LLC, Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, and Necessity Retail Properties, LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.3	Cooperation Agreement and Release dated as of June 4, 2023 by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier and Richard O’Toole (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on June 5, 2023).
10.4	GNL Credit Facility Amendment dated September 12, 2023, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.5	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.6	Limited Recourse Guaranty, dated as of July 24, 2020, in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).

Exhibit No.	Description
10.7	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc. (incorporated by reference to Exhibit 10.3 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.8	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and the borrowers thereto (incorporated by reference to Exhibit 10.19 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.9	Guaranty of Recourse Obligations dated as of December 8, 2017 in favor of Societe Generale and UBS AG (incorporated by reference to Exhibit 10.20 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.10	Loan Agreement, dated as of August 30, 2023, among the borrower entities party thereto, and Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on September 5, 2023 (File No. 001-38597)).
10.11	Guaranty Agreement, dated as of September 12, 2023, in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.12	Environmental Indemnity Agreement, dated as of September 12, 2023, by Global Net Lease, Inc. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.13	Registration Rights and Stockholders Agreement dated September 12, 2023, by and between Global Net Lease, Inc., AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, and Necessity Retail Space Limited Partner, LLC (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.14	Employment Agreement, dated July 10, 2017, between AR Global Investments, LLC and James L. Nelson, as amended by the Amendment to Employment Agreement dated March 24, 2022 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Global Net Lease, Inc.’s Annual Report on Form 10-K filed on February 28, 2020).
10.16 *	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Nicholas S. Schorsch and certain related trusts.
10.17 *	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Shelley D. Schorsch and certain related trusts.
10.18 *	Ownership Limit Waiver Agreement, dated September 12, 2023, by and between Global Net Lease, Inc. and Bellevue Capital Partners, LLC on its own behalf and on behalf of Global Net Lease Special Limited Partnership, LLC, AR Capital Global Holdings, LLC, AR Global Investments, LLC, American Realty Capital Global II.
10.19 *	Second Amendment to Employment Agreement, dated November 6, 2023, between Global Net Lease, Inc. and James L. Nelson.
31.1 *	Certification of the Co-Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Co-Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Co-Principal Executive Officers and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

_________
*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Net Lease, Inc.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Co-Chief Executive Officer (Co-Principal Executive Officer)

By:	/s/ James L. Nelson
James L. Nelson
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

By:	/s/ Christopher J. Masterson
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 7, 2023