Form 10-K
period 2023-12-31
Global Net Lease, Inc.
filed 2024-02-27
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
__________________________________________________________________________________ __________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (332) 265-2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 22, 2024, the registrant had 230,339,595 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2023

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K that are not historical facts may be forward-looking statements including statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (“we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the merger with The Necessity Retail REIT, Inc. (“RTL”) and the internalization of our property management and advisory functions; the geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants and the global economy and financial markets; that any potential future acquisition by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business.
Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in the quarter ended September 30, 2023, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, we were managed by Global Net Lease Advisors, LLC (the “Advisor”), who managed our day-to-day business with the assistance of the property manager, Global Net Lease Properties, LLC (the “Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we internalized our advisory and property management functions as well as the advisory and property management functions of RTL. For additional details on our acquisition of RTL and the internalization of our advisory and property management services, see Note 1 — Organization, Note 3 — The Mergers and Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2023, we owned 1,296 properties consisting of 66.8 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.8 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2023, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2023, our portfolio was comprised of 32% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 20% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2023. The straight-line rent includes amounts for tenant concessions.
Investment Strategy
We seek to:
•generate stable and consistent cash flows by acquiring properties, or entering into new leases, with long lease terms;
•acquire properties utilizing a well-defined investment strategy and rigorous underwriting process to identify and select high-quality net lease investment opportunities;
•lease properties to tenants with logistical and local advantages, strong operating performance, strong business financials, financial visibility, and corporate-level profitability;
•enter into new leases with contractual rent escalations or inflation adjustments included in the lease terms;
•enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S., Canada, and Europe; and
•manage our leverage, which we expect will include strategic or opportunistic dispositions.
In evaluating prospective investments, we consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income producing capacity, its physical condition, its prospects for appreciation and liquidity, tax considerations and other factors. In this regard, we have substantial discretion with respect to the selection of specific investments, subject to approval by and any guidelines established by our board of directors (the “Board”). We may change our business strategy, including the assets we seek to acquire, in the absolute discretion of our Board.
We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types.
We own assets located in eleven different countries. As of December 31, 2023, we leased space to 803 different tenants doing business across 94 different industries. As of December 31, 2023, no industry represented more than 10% of our portfolio’s rental income on a straight-line basis and our portfolio was 96% occupied.
Tenants and Leasing
We are focused over the long term on acquiring strategically located properties in the U.S. and strong sovereign debt rated countries in Western and Northern Europe. Over the short term, we are focused on managing our leverage, which we expect will include strategic or opportunistic dispositions. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s Analytics. Our single-tenant properties and our multi-tenant anchor spaces are leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 57.6% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2023 was derived from Investment Grade rated tenants, comprised of 33.4% leased to tenants with an actual investment grade rating and 24.2% leased to tenants with an implied investment grade rating. “Investment Grade” for our purposes includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2023.
As of December 31, 2023, our portfolio had a weighted-average remaining lease term of 6.8 years (based on square feet as of the last day of the applicable quarter), as compared to 8.0 years as of December 31, 2022. As of December 31, 2023, approximately 78.0% of our leases with our tenants contained rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.3% per year. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Inflation” found later in this Annual Report on Form 10-K.
Our business is generally not seasonal.
Financing Strategies and Policies
We use various sources to fund our business including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. In addition to cash flows from operations, other sources of capital which we have used and may use in the future include, proceeds received from our senior unsecured multi-currency credit facility (the “Revolving Credit Facility), proceeds from secured or unsecured financings (which may include note issuances), proceeds from offerings of equity securities, including offerings of our Preferred Stock and offerings pursuant to our at-the-market programs and proceeds from any future sales of properties.
We expect to incur additional indebtedness in the future and issue additional equity to fund our future needs including acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein for further discussion.
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
Organizational Structure
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and The Necessity Retail REIT Operating Partnership, L.P. (“RTL OP,” and together with the OP, the “OPs”) and each of their wholly-own subsidiaries.
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
Regulations - Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the current fiscal year. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues in the current fiscal year.
Employees and Human Capital Resources
As of December 31, 2023, we had 77 employees located across the United States (73 employees) and Europe (four employees). As of December 31, 2022, we did not have any employees except for one person located in Europe that we directly employed to provide certain tax services.
Prior to the internalization of our advisory and property management services on September 12, 2023, we had retained the former Advisor to manage our affairs on a day-to-day basis and our properties were managed and leased to third parties by the Property Manager. During that time, the employees of the former Advisor, Property Manager and their respective affiliates performed a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. The employees of the former Advisor, Property Manager and their respective affiliates were also eligible to participate in our stock option plan and our employee and director incentive restricted share plan, the 2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (the “Individual Plan”). We depended on the former Advisor and the Property Manager for services that were essential to us.
As noted above, we internalized our advisory and property management services and the advisory and property management functions of RTL on September 12, 2023, resulting in the termination or assumption of arrangements with the former Advisor and Property Manager (and the advisor and property manager of RTL) and the hiring of our own dedicated workforce. As a result, we no longer incur fees from contracts with those parties which were recorded in operating fees to related parties in our consolidated statement of operations. Instead, we now incur and will continue to incur costs for employee compensation, which are included in general and administrative expenses in our consolidated statement of operations.
For additional details on the internalization of our advisory and property management services, see Note 1 — Organization, Note 3 — The Mergers and Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Summary Risk Factors
•We may be unable to integrate the operations of RTL and the other entities we acquired in the Mergers successfully and may not realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.
•We may be unable to acquire or dispose of properties on advantageous terms or our property acquisitions may not perform as we expect.
•Our ability to grow depends on our ability to access additional debt or equity financing on attractive terms, and there can be no assurance we will be able to so on favorable terms or at all.
•Certain of the agreements governing our indebtedness may limit our ability to pay dividends on our common stock, $0.01 par value per share (“Common Stock”), our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), our 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”), our 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 (“Series E Preferred Stock”, together with the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock, the “Preferred Stock”), or any other equity securities we may issue.
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
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, including negative impacts on our tenants and their respective businesses.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue depends upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•Retail conditions and decreased demand for office space may adversely affect our rental revenues.
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
•Because the board of directors will not be fully declassified until 2025, the classified board may have the effect of delaying, deferring, or preventing a change of control of the Company until then.

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
Prior to the Mergers, we and RTL were externally-managed REITs. Neither of us had employees, other than a limited tax-service employee in Europe that we employed. After the Internalization Merger, we became an internally-managed REIT and are responsible for hiring and maintaining our own workforce to facilitate the advisory and property management services. Because we are now internally managed, we are responsible for directly compensating our officers, employees, and consultants, as well as paying overhead expenses associated with our workforce. There is no assurance that we will realize all, or any, of the anticipated cost-saving synergies. We are now also subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We bear the cost of establishing and maintaining employee compensation plans. In addition, as we have never previously operated as a self-managed REIT, we may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis.
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
We may be unable to enter into contracts for and complete property acquisitions or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
In the near term, we expect to focus on disposing properties to reduce our existing indebtedness. Over the longer term, we expect to continue acquiring properties, including both single-tenant and multi-tenant properties. There is no assurance that we will be able to dispose of properties on terms that are found favorable to us or at the time we wish to do so. Further, pursuing our investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive or dispose of properties at prices less than we originally contemplated;
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
Our ability to grow our assets depends on our ability to access capital from external sources, and there can be no assurance we will be able to so on favorable terms or at all.
In order to meet our strategic goals, which include acquiring additional properties, we will need to access sources of capital beyond the cash we generate from our operations. Our access to capital depends, in part, on:
• general market conditions;
• the market’s perception of our assets and growth potential;
• our current and expected debt levels;
• our current and expected future earnings, cash flow and dividend payments;

•market price per share of our Common Stock and Preferred Stock, and any other class or series of equity security we may seek to issue.
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
We cannot guarantee that we will be able to pay dividends on a regular basis on our Common Stock, Preferred Stock or any other class or series of stock we may issue in the future. Any accrued and unpaid dividends payable with respect to our Preferred Stock must be paid upon redemption of those shares. Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason.
As noted herein, our debt agreements, including the indentures governing the 4.50% Senior Notes and the 3.75% Senior Notes (collectively, our “Senior Notes”) as well as our Credit Agreement, which consists of our senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”), contain various covenants that limit our ability to pay dividends. For example, our Credit Agreement prohibits us from paying distributions, including cash dividends payable on our Common Stock, Preferred Stock or any other class or series of stock we may issue in the future, or redeem or otherwise repurchase shares of any of these outstanding securities, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Agreement (which is different from the definition of AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of our Adjusted FFO. We have used this exception in the past and may need to do so in the future.
Our ability to pay dividends in the future and comply with the restrictions on the payment of dividends depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. In the past, the lenders under our Credit Agreement have consented to increase the maximum amount of our Adjusted FFO we may use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods. There can be no assurance that they will do so again in the future if we need to do so.
Our cash flows provided by operations were $143.7 million for the year ended December 31, 2023. During this period, we paid total dividends of $236.4 million, including payments to holders of our Common Stock, Preferred Stock and distributions to holders of LTIP Units. In prior periods, we have funded a larger portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
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
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2023, 20% of our properties were located in Europe, primarily in the United Kingdom, The Netherlands, Finland, France, Germany, and the Channel Islands, and 80% of our properties were located in the U.S. and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
•the ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or Israel and Hamas;
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
•general political and economic instability in certain regions; and
•the potential difficulty of enforcing obligations in other countries.
Investments in properties or other real estate investments outside the U.S. subject us to foreign currency risk.
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency but reflected as USD on our consolidated financial statements. As of December 31, 2023, we had $2.7 billion ($2.3 billion, £101.0 million and €191.5 million) of gross mortgage notes payable. Further, as of December 31, 2023, we had $1.7 billion ($1.0 billion, £261.0 million, €319.1 million and C$38.0 million) in outstanding debt under the Revolving Credit Facility.
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
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, which can cause severe disruptions in the U.S., and global economy.
Another pandemic in the future could have repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets. COVID-19 has impacted, and new variants or other potential pandemics could continue to impact in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due. We may also potentially experience a negative impact on the health of our personnel, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption
Additionally, a continuing or permanent impact on the business of our tenants could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. In addition, there has been a shift away from in-person work environments to remote or hybrid work environments which has had an adverse effect on the overall demand for office space including in our portfolio.
Reliance on major tenants make us more susceptible to adverse events with respect to those tenants.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. No single tenant accounted for 5% or more of our consolidated annualized rental income on a straight-line basis as of December 31, 2023, however this may change in the future.

A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments and results of operations.
As of December 31, 2023, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2023
European Countries:
United Kingdom	11%
Other European Countries	9%
Total European Countries	20%
United States and Canada:
Michigan	8%
Texas	6%
Ohio	6%
Georgia	6%
Other States and Canada	54%
Total United States and Canada	80%
Total	100%
Likewise, a high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments and results of operations.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2023, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2023
Financial Services	6%
Auto Manufacturing	6%
Healthcare	5%
Discount Retail	5%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Presently, the majority of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to fund related debt payment and prevent a foreclosure if the property is subject to a mortgage. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment including potentially leasing the property to a new tenant. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
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

Retail conditions and decreased demand for office space may adversely affect our revenues.
Approximately 27% of our annualized straight-line rent (calculated as of December 31, 2023) is attributable to our Multi-Tenant Retail segment. The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of anchored shopping centers and other large retailing companies, the ongoing consolidation in the retail and grocery sector, changes in consumer preferences and spending, excess amounts of retail space in a number of markets and competition for tenants in the markets, as well as the increasing use of the Internet by retailers and consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same multi-tenant property, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
Revenue generated by a retail property and its value may be adversely affected by negative perceptions of the safety, convenience and attractiveness of the property. The majority of our leases in the Multi-Tenant Retail sector require the tenant to pay base rent plus contractual base rent increases but these base increases may not be sufficient to fund increased expenses or may still be below market rates.
In addition, approximately 20% of our annualized straight-line rent (calculated as of December 31, 2023) is attributable to our Office segment. In recent years, the market for office space has seen a shift in the use of space due to the widespread practices of telecommuting, videoconferencing, and renting shared workspaces, which accelerated at the onset of the COVID-19 pandemic. These trends have led, and may in the future lead, to more efficient office layouts and a decrease in square feet leased per employee. The impact of alternative workspaces and technology could result in tenant downsizings upon renewal, or tenants seeking office space outside of typical central business districts. These trends could cause an increase in vacancy rates at office buildings and a decrease in demand for new supply, and could materially and adversely affect us.
A shift in retail shopping from brick-and-mortar stores to online shopping may have an adverse impact on our Multi-Tenant Retail segment tenants.
Many retailers operating brick and mortar stores have made online sales a piece of their business. There can be no assurance that our Multi-Tenant Retail segment strategy of building a diverse portfolio focused on properties leased to necessity-based, service retail and experiential retail tenants, will insulate us from the effects online commerce has had on some retail operators. The shift to online shopping, including online orders for immediate delivery or pickup in store, has further accelerated, and may cause further declines in brick-and-mortar sales generated by retail tenants and may cause certain of our tenants to reduce the size or number of their retail locations. Our grocery store tenants are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for these properties. Traditional grocery chains are also subject to increasing competition from new market participants and food retailers who have incorporated the Internet as a direct-to-consumer channel and Internet-only retailers that sell grocery products. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. We cannot predict with certainty the future needs or wants tenants, what retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline in our Multi-Tenant Retail segment.
Our revenue in our Multi-Tenant Retail segment is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Any anchor tenant, which we define as a tenant that occupies over 10,000 square feet of one of our Multi-Tenant Retail properties, may become insolvent, may suffer a downturn in its business, or may decide not to renew its lease. Any of these events would likely result in the tenant reducing, or ceasing to make, rental payments. A lease termination by an anchor tenant could result in lease terminations or reductions in rent payments by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated.
We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could threaten their ongoing ability to continue paying rent and remain solvent. In such event, we may be unable to re-lease the vacated space at attractive rents or at all. In some cases, it may take extended periods of time to re-lease a space, particularly one previously occupied by a major tenant or non-owned anchor. Additionally, tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings may choose to consolidate, downsize or relocate operations, resulting in terminating or not renewing their leases with us or vacating the leases premises. The transfer to a new anchor tenant, or the bankruptcy, insolvency or downturn in business of any of our anchor tenants, could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced, and may even increase due to inflation or otherwise, in the case of a termination. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.
If an anchor tenant vacates its space for any reason and we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant. There can be no assurance that any re-leasing of a vacated space, either to a single new anchor tenant or to more than one tenant, will be on comparable terms to the prior lease, which could adversely affect our cash flow.
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
Based on annualized rental income on a straight-line basis as of December 31, 2023, 42% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which, for our purposes, includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. The term “parent” for these purposes includes any entity, including any governmental entity owning more than 50% of the voting stock of the tenant. Implied Investment Grade ratings are also determined using a proprietary Moody’s Analytics tool, which creates an implied rating by measuring an entity’s probability of default. Leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have actual investment grade ratings.

Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2023, 21% of our annualized rental income on a straight-line basis was generated from net leases, with remaining lease term of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in market rent over time if we do not accurately judge the potential for increases in market rental rates.
As of December 31, 2023, 22.0% of our annualized rental income on a straight-line basis was generated from leases that did not contain any rent escalation provisions, which impacts our ability to cover increased operating costs at properties with these leases. Further, properties leased subject to long term leases at below market rental rates will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2023, 48% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.
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
Risk of Stockholder Activism and Proxy Contests.
We have been subject to stockholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our operations and business relationships. We may be required to incur significant fees and other expenses related to activist stockholder matters including related to a proxy contest or to litigation.

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
Growing public concern about climate change and investor expectations have resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change, and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.
In addition, tenants of net-leased properties are responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain regulatory disclosure requirements to which we are subject (such as the anticipated changes to the SEC’s climate-related disclosure rules) or comply effectively with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the TCFD and the Sustainability Accounting Standards Board. If we are unable to collect the data necessary to comply with these disclosure requirements, we may be subject to increased regulatory risk. If the data is incomplete or unfavorable, our relationship with our stockholders, our stock price, and our access to capital may be negatively impacted.
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
Increases in the rate of inflation, both real and anticipated may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and other debt interest costs, and these costs have and could continue to increase at a rate higher than any rent increases. An increase in our expenses, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases for properties located in foreign countries are only adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Approximately 59.7% of our leases, based on straight line rent, are fixed-rate increase averaging 1.7%, 14.3% are based on the Consumer Price Index, subject to certain caps, 4.0% are based on other measures, and 22.0% do not contain any escalation provisions.
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
Our business and operations could suffer if we experience system failures or cyber incidents or a deficiency in cybersecurity.
Our internal information technology networks and related systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. We must continuously monitor and develop networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure they provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Furthermore, a security breach or other significant disruption involving our information technology networks and related systems could:
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
There can be no assurance that the measures we have adopted will be sufficient. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
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
As of December 31, 2023, we had $5.4 billion of total gross indebtedness outstanding, including $2.7 billion of secured indebtedness, $1.7 billion outstanding under the Revolving Credit Facility, and $1.0 billion of our Senior Notes. We had availability to borrow an additional $14.2 million, under our Revolving Credit Facility as of December 31, 2023. Our high level of indebtedness may have the following important consequences to us including:
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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including the Revolving Credit Facility or the Senior Notes, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The Credit Agreement governing our Revolving Credit Facility and each of the indentures governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Revolving Credit Facility and each of the indentures governing the Senior Notes permit us to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
As of December 31, 2023, a total of $405.2 million of our indebtedness bearing interest at a weighted rate of 4.0% matures in calendar year 2024. Interest rates have increased considerably in the last twelve months and may continue to increase. For example, the interest rate on borrowings under the Revolving Credit Facility increased from 4.6% as of December 31, 2022 to 6.0% as of December 31, 2023. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. There is no assurance that well will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we lose the mortgaged property in a foreclosure action.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2023, a total of 20% of our indebtedness bore interest at variable rates which averaged 7.2%. Increases in interest rates on our variable-rate debt or any new indebtedness we incur either as part of a refinancing or a new property acquisition would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. In addition, under certain of our debt agreements, including our mortgage loan agreements, we are required to maintain certain debt service coverage ratios for particular periods of time. In the event we do not meet these debt service coverage ratio tests for the applicable period, we are required to make cash sweep payments with respect to such loan’s principal amount, for so long as we are not in compliance with the applicable coverage ratio covenant. We have been making cash sweep payments, which impacts funds available to us for other uses, with respect to certain of our debt obligations.
Our derivative financial instruments have been, and any derivative financial instruments in the future, will be subject to counterparty default risk.
We manage our interest rate risk with derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associate with our variable rate borrowings. As a result, when we are party to such derivative financial instruments, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. Beginning in early 2022, the U.S. Federal Reserve Board has increased interest rates and the federal funds rate increased to a 22-year high. In addition, the U.S. Federal Reserve Board and the European Central Bank have continued tapering their respective quantitative easing programs. Although the U.S. Federal Reserve Board left its benchmark rates steady in September, November and December of 2023 and January 2024, and has forecasted multiple potential rate cuts in 2024, there can be no assurance that rates will not continue to increase or fail to decrease at a rate currently predicted or at all, which in turn would negatively impact our borrowing costs. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
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
Our debt agreements, including each of the indentures governing the Senior Notes and the Credit Agreement governing the Revolving Credit Facility, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:
•incurring or guaranteeing additional secured and unsecured debt;
•creating liens on our assets;
•making investments or other restricted payments;
•entering into transactions with affiliates;
•creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;
•selling assets;
•making optional prepayments of indebtedness during a payment default or an event of default under the Revolving Credit Facility;
•effecting a consolidation or merger or selling all or substantially all of our assets; and

•amending certain material agreements, including material leases and debt agreements.
These covenants limit our operating flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Revolving Credit Facility requires us to comply with financial maintenance covenants, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum debt service coverage ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, and a minimum consolidated tangible net worth test. We also are required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under each of the indentures governing the Senior Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or indenture trustee, as applicable, or amend the covenants.
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of the indebtedness or by an agent for the holders of the indebtedness. This, in turn, could cause our other debt, including the Senior Notes and the Revolving Credit Facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing the other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance our debt.
We may not have the funds necessary to finance the repurchase of the Senior Notes in connection with a change of control offer required by the indentures governing each series of notes.
Upon the occurrence of a “Change of Control Triggering Event” defined in each of the indentures governing the Senior Notes, we are required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on each series of notes, if any, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time we are required to make this offer. In addition, restrictions under future debt we may incur, may not allow us to repurchase the Senior Notes upon a Change of Control Triggering Event, and we expect that a change in control will result in an event of default under the Revolving Credit Facility, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such senior debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Senior Notes, which would constitute an event of default under the applicable indentures governing either series of Senior Notes, which in turn would constitute a default under our Revolving Credit Facility. In addition, certain important corporate events, such as leveraged recapitalization that would increase the level of our indebtedness, would not constitute a “Change of Control” under the either of the indentures governing the Senior Notes although these types of transactions could affect our capital structure or credit ratings and the holders of the Senior Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of each of the indentures governing the Senior Notes) have not provided clear and consistent meanings of change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.” The “Change of Control Triggering Event” may impact the willingness of a third party to seek or engage in a “Change of Control” transaction with us.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to debt securities that we or either of our OP’s issue could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any lowering of the ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Risks Related to Our Corporate Structure, Common Stock and Preferred Stock

The trading prices of our Common Stock and Preferred Stock may fluctuate significantly.
The trading prices of shares of our Common Stock and Preferred Stock may be volatile and subject to significant price and volume fluctuation in response to market and other factors, many of which are outside our control. Among the factors that could affect these trading prices are:
•our financial condition, including the level of our indebtedness and performance;
•our ability to grow through property acquisitions, the terms, and pace of any acquisitions, we may make and the availability and terms of financing for those acquisitions;
•our ability to integrate the operations of RTL and the other entities we acquired in the Mergers successfully;
•the financial condition of our tenants, including tenant bankruptcies or defaults;

•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•the amount and frequency of dividends that we pay;
•additional sales of equity securities, including our Common Stock or Preferred Stock, or the perception that additional sales may occur;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023.
Moreover, although shares of the Preferred Stock are listed on the New York Stock Exchange (“NYSE”), there can be no assurance that the trading volume for these shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of our preferred stock have a fixed dividend rate, their respective trading prices in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of our preferred stock to demand a higher yield on their investment, which could adversely affect the market price of shares of those securities. An increase in interest rates available to investors could also make an investment in our Common Stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Stock.
We depend on our OPs and their subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OPs and their subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OPs and accordingly, we rely on distributions from our OPs and their subsidiaries to provide cash to pay our obligations. There is no assurance that our OPs or their subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and meet our other obligations. Each subsidiary of each of the OP’s is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OPs and their subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OPs and their subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OPs and their subsidiaries have been paid in full.
We may issue additional equity securities in the future thereby diluting the holdings of existing stockholders.
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 280 million shares of stock, consisting of 250 million shares of common stock, par value $0.01 per share and 40 million shares of preferred stock, par value $0.01 per share. As of December 31, 2023, we had 24 million shares of Preferred Stock issued and outstanding. Each series of Preferred Stock ranks on parity with each other with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.

All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Common Stock could dilute the interests of the holders of our Common Stock, and any issuance of shares of preferred stock senior to our Common Stock, such as our issued and outstanding Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Common Stock. The issuance of additional shares of preferred stock ranking equal or senior to our issued and outstanding Preferred Stock, including preferred stock convertible into shares of our Common Stock, could dilute the interests of the holders of Common Stock, Preferred Stock, and any issuance of shares of preferred stock senior to our issued and outstanding Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. These issuances could also adversely affect the trading price of our Common Stock and Preferred Stock.
We may issue shares of our Common Stock or Series B Preferred Stock or another series of preferred stock pursuant to our existing at-the-market programs or any similar future program as well as in other public or private offerings, including shelf offerings, and shares of our Common Stock issued as awards to our officers, directors and other eligible persons. We may also issue OP Units to sellers of properties we acquire. OP Units may be redeemed on a one for one basis for, at our election, a share of Common Stock or the cash equivalent thereof.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Future sales of Common Stock by certain selling stockholders affiliated with AR Global may adversely affect the market price of Common Stock.
AR Global and its affiliates acquired an aggregate of 35,339,062 shares of our Common Stock in connection with the Internalization Merger and on conversion of the GNL LTIP Units. All of these shares have been registered for resale pursuant to a Registration Statement on Form S-3 on September 14, 2023, subject to the terms of the Registration Rights and Stockholders Agreement, dated as of September 12, 2023 between the Company and the selling stockholders. Future sales of Common Stock by the selling stockholders may adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.
The Beneficial Ownership Limit may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Articles of Restatement effective February 24, 2021, as amended or supplemented, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 8.8% in value of the aggregate of the outstanding shares of our stock and 8.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our stock (the “Beneficial Ownership Limit”). This restriction may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Stock.
The terms of our Preferred Stock, and the terms other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The change of control conversion and redemption features of our Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Preferred Stock into shares of our Common Stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem shares of Preferred Stock. These features of our Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Common Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
Because the board of directors will not be fully declassified until 2025, the classified board may have the effect of delaying, deferring, or preventing a change of control of the Company until then.
In connection with the Mergers, we started the process of declassifying our board of directors so that, after completion of the declassification process, each director will be elected at each annual meeting of our stockholders for a one-year term. However, our board of directors will not be fully declassified until 2025. Having a partially classified board of directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.

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
We indemnify our officers and directors against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers and directors are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers and certain former directors and officers. We and our stockholders may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases.

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

The share ownership restrictions for REITs and the 8.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 8.8% in value of the aggregate outstanding shares of our stock and more than 8.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 8.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on industry practices and accepted frameworks (e.g. the NIST framework).
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•our IT team, in coordination with senior management, is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a risk management process for third parties, including, but not limited to service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk and other information technology risks as part of its risk oversight function. Our Audit Committee reviews policies with respect to major risk assessment and risk management and reviews with management the steps taken to monitor and control such exposures. As part of this function, our Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments from management with respect to our information technology systems and procedures, and overseeing our cybersecurity risk management processes.
The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management will update the Audit Committee, as necessary and appropriate, regarding cybersecurity incidents that we may experience.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Audit Committee receives briefings from management on our cyber risk management program and receive presentations on cybersecurity topics from management, our internal auditors IT personnel or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from IT personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.
The following table represents a summary by segment of our portfolio of real estate properties as of December 31, 2023:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	219	$234,656	32%	$225,724	32%	33,878	51%	100%	7.7
Multi-Tenant Retail	109	199,702	27%	197,326	28%	16,398	25%	88%	5.2
Single-Tenant Retail	878	153,535	21%	141,200	20%	7,878	12%	98%	8.3
Office	90	142,972	20%	143,059	20%	8,644	12%	94%	5.0
Total	1,296	$730,865	100%	$707,309	100%	66,798	100%	96%	6.8
_____________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2023.

The following table details distribution of our portfolio by country/location as of December 31, 2023:

Country	Acquisition Period	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
			(In thousands)
Canada	Dec. 2019 - Dec. 2021	7	372	0.6%	16.1
Channel Islands	Sept. 2021	1	114	0.2%	7.0
Finland	Nov. 2014 - Sep. 2015	5	1,457	2.2%	8.5
France	Dec. 2016 - Dec. 2020	7	1,394	2.1%	3.4
Germany	Jan. 2014 - Dec. 2016	5	1,584	2.4%	4.0
Italy	Feb. 2020	2	196	0.3%	8.2
Luxembourg	Dec. 2016	1	156	0.2%	3.0
Spain	Sep. 2020	1	29	—%	8.7
The Netherlands	Jul. 2014 - Dec. 2021	4	1,007	1.5%	5.3
United Kingdom	Oct. 2012 - Dec. 2023	55	5,237	7.8%	7.9
United States	Aug. 2013 - Dec. 2023	1,208	55,252	82.7%	6.5
Total		1,296	66,798	100%	6.8
_________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2023.

The following table details the tenant industry distribution of our portfolio as of December 31, 2023:

Industry	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Square Feet	Square Feet as a Percentage of the Total Portfolio
	(In thousands)		(In thousands)
Financial Services	$46,805	6%	3,169	5%
Auto Manufacturing	41,938	6%	4,237	7%
Healthcare	39,644	5%	1,726	3%
Discount Retail	37,059	5%	3,785	6%
Specialty Retail	31,783	4%	2,708	4%
Gas/Convenience	28,784	4%	665	1%
Freight	22,323	3%	2,527	4%
Consumer Goods	21,948	3%	4,705	7%
Home Improvement	20,769	3%	2,621	4%
Quick Service Restaurant	19,156	3%	560	1%
Retail Banking	19,015	3%	596	1%
Other (2)	401,641	55%	36,645	57%
Total	$730,865	100%	$63,944	100%
________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2023 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.75, as of December 31, 2023 for illustrative purposes, as applicable.
(2) Other includes 94 industry types as of December 31, 2023.

The following table details the geographic distribution of our portfolio as of December 31, 2023:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	1,208	$582,601	79.7%	55,251	82.6%
Michigan	97	61,130	8.4%	6,870	10.3%
Texas	72	44,704	6.1%	3,244	4.9%
Ohio	79	42,415	5.8%	6,103	9.1%
Georgia	117	40,324	5.5%	3,074	4.6%
North Carolina	57	35,506	4.9%	5,008	7.5%
Illinois	68	29,725	4.1%	2,985	4.5%
Alabama	48	25,669	3.5%	2,168	3.2%
Florida	61	25,427	3.5%	1,652	2.5%
South Carolina	49	23,641	3.2%	2,622	3.9%
California	8	21,909	3.0%	1,520	2.3%
Kentucky	33	18,567	2.5%	1,611	2.4%
Pennsylvania	34	18,090	2.5%	1,338	2.0%
Indiana	25	16,965	2.3%	2,437	3.6%
Oklahoma	27	14,793	2.0%	1,187	1.8%
Missouri	17	14,184	1.9%	1,221	1.8%
Tennessee	36	12,188	1.7%	1,335	2.0%
Louisiana	40	12,047	1.6%	868	1.3%
Massachusetts	15	10,689	1.5%	1,007	1.5%
New Jersey	6	9,985	1.4%	430	0.6%
New York	23	8,983	1.2%	1,073	1.6%
Wisconsin	21	8,488	1.2%	664	1.0%
Mississippi	38	8,143	1.1%	630	0.9%
Kansas	24	8,120	1.1%	689	1.0%
Arkansas	18	7,827	1.1%	486	0.7%
Nevada	5	7,818	1.1%	423	0.6%
Minnesota	13	6,419	0.9%	646	1.0%
Maryland	6	4,784	0.7%	419	0.6%
Connecticut	5	4,598	0.6%	402	0.6%
New Mexico	11	4,543	0.6%	415	0.6%
Virginia	20	3,850	0.5%	332	0.5%
Iowa	28	3,837	0.5%	402	0.6%
Colorado	8	3,290	0.5%	138	0.2%
West Virginia	29	3,133	0.4%	345	0.5%
New Hampshire	5	2,912	0.4%	345	0.5%
Maine	5	2,323	0.3%	76	0.1%
Rhode Island	2	2,208	0.3%	107	0.2%
Wyoming	11	1,840	0.3%	103	0.2%
North Dakota	5	1,814	0.2%	193	0.3%
Nebraska	8	1,671	0.2%	113	0.2%
Montana	13	1,663	0.2%	100	0.1%
South Dakota	4	1,474	0.2%	101	0.2%
Utah	5	1,430	0.2%	53	0.1%
Vermont	4	1,316	0.2%	235	0.4%
Idaho	4	783	0.1%	36	0.1%
Alaska	1	424	0.1%	9	—%
Arizona	1	366	0.1%	22	—%
Delaware	1	337	—%	10	—%
Washington, DC	1	249	—%	4	—%
United Kingdom	55	81,203	11.1%	5,238	7.9%
Netherlands	4	16,817	2.3%	1,007	1.5%
Finland	5	14,606	2.0%	1,457	2.2%
Germany	5	10,400	1.4%	1,584	2.4%
France	7	7,736	1.1%	1,394	2.1%
Luxembourg	1	5,892	0.8%	156	0.2%
Channel Islands	1	5,847	0.8%	114	0.2%
Canada	7	3,132	0.4%	372	0.6%
Italy	2	2,240	0.3%	196	0.3%
Spain	1	391	0.1%	29	—%
Total	1,296	$730,865	100%	66,798	100%
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2023 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
For a summary of future minimum base rent payments, on a cash basis, due to us over the next five calendar years and thereafter (as of December 31, 2023), see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2023:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Leased Square Feet Expiring
		(In thousands)		(In thousands)
2024	201	$44,305	6.1%	3,087	4.8%
2025	244	58,300	8.0%	5,047	7.9%
2026	234	62,604	8.6%	4,411	6.9%
2027	267	72,553	9.9%	6,786	10.6%
2028	327	88,490	12.1%	8,887	13.9%
2029	263	84,297	11.5%	7,993	12.5%
2030	119	54,067	7.4%	3,909	6.1%
2031	94	36,962	5.1%	5,420	8.5%
2032	103	37,811	5.2%	3,063	4.8%
2033	100	37,693	5.2%	2,715	4.2%
Total	1,952	$577,082	79.1%	51,318	80.2%
________
(1)Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2023, we did not have any tenant whose rentable square footage or annualized straight-line rent represented greater than 10% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Significant Properties
As of December 31, 2023, we did not have any properties whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Property Financings
See Note 5 — Mortgage Notes Payable, Net, Note 6— Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2023 and 2022.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”) for the period commencing June 2, 2015, the date on which we listed shares of our Common Stock on the NYSE and ending December 31, 2023. The graph assumes an investment of $100 on June 2, 2015 with the reinvestment of dividends.

Holders
As of February 22, 2024, we had 230.3 million shares of Common Stock outstanding held by 6,521 stockholders of record.
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
For additional information on the restrictions on dividends and other distributions in our Credit Facility, see Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 1A. Risk Factors - If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”
For tax purposes, of the amounts distributed for Common Stock dividends during the year ended December 31, 2023, 100.0%, or $1.55 per share per annum, represented a return of capital. During the year ended December 31, 2022, 100.0%, or $1.60 per share per annum, represented a return of capital. During the year ended December 31, 2021, 63.5%, or $1.01 per share per annum, and 36.5%, or $0.58 per share per annum, represented a return of capital and ordinary dividends, respectively.

Dividends paid during the year ended December 31, 2023 on the Series A Preferred Stock were considered 100% return of capital. Dividends paid on Series A Preferred Stock during the years ended December 31, 2022 and 2021 were considered 69.9% and 100% ordinary dividend income, respectively.
Dividends paid during the year ended December 31, 2023 on the Series B Preferred Stock were considered 100% return of capital. Dividends paid on Series B Preferred Stock during the years ended December 31, 2022 and 2021 were considered 69.9% and 100% ordinary dividend income, respectively.
Dividends paid during the year ended December 31, 2023 on the Series D Preferred Stock were considered 100% return of capital.
Dividends paid during the year ended December 31, 2023 on the Series E Preferred Stock were considered 100% return of capital.
See Note 10 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
Dividends to Common Stockholders
In connection with the Mergers, in October 2023, the Board approved a new annual dividend rate on our Common Stock of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at the new rate occurred on October 16, 2023. During the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, we paid dividends at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
On February 26, 2024, the Board approved a dividend policy that will reduce our future Common Stock dividend rate and we expect the next formal declaration of Common Stock dividends to be $0.275 per share on a quarterly basis ($1.10 annualized). The new Common Stock dividend rate will become effective upon the next formal dividend declaration, which is expected to be declared in April 2024. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower leverage.
Dividends have been, and we anticipate will continue to be, paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record on the close of business on the record date set by our Board, which must be not more than 30 nor fewer than 10 days prior to the applicable payment date.
Dividends to Series B Preferred Stockholders
Dividends on our Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by our Board.
Dividends to Series D Preferred Stockholders
Dividends on our Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Dividends to Series E Preferred Stockholders
Dividends on our Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.

Unregistered Sales of Equity Securities
In October, 2023, we issued 59,253 shares of Common Stock to an unaffiliated third party for certain advisory services. We recorded expense and an increase to additional paid-in-capital of $0.6 million. The shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), without the involvement of any underwriter or placement agent.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,004,160	(1)	—	(2)	2,250,838	(3)
Equity compensation plans not approved by security holders	—		—		2,295,658	(4)
Total	1,004,160	(1)	—	(2)	4,546,496
(1) Represents shares of Common Stock underlying outstanding restricted stock units in respect of shares of Common Stock (“RSUs”) and performance stock units (“PSUs”) under the Individual Plan at December 31, 2023. For PSUs, which may vest in varying amounts depending on the achievement of specified performance criteria, the Target amount of shares that may be issued upon vesting, aggregating 468,392 shares, was used; the Maximum amount of shares that may be issued upon vesting is 1,288,072 shares.

(2) All RSUs and PSUs are settled in shares of Common Stock on a one-for-one basis and accordingly do not have a Weighted-Average Exercise Price.

(3) Includes the shares of Common Stock remaining available for issuance at December 31, 2023 under the 2021 Equity Plan (as defined in Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K).

(4) Represents shares available for issuance under the 2018 Omnibus Incentive Compensation Plan of The Necessity Retail REIT, Inc. (the “2018 RTL Equity Plan”). In connection with the merger of the Company with RTL in September 2023, the company assumed the 2018 RTL Equity Plan.

New awards under the 2018 RTL Equity Plan may only be made to the extent that the available share reserve under the 2018 RTL Equity Plan (10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time, as adjusted) may be utilized for such purpose under Section 303A.08 of the NYSE Listed Company Manual. Under 2018 RTL Equity Plan, the Company may make awards to its directors, officers, employees and consultants and historically, entities that provide services to the Company. The 2018 RTL Equity Plan permits awards of restricted shares, RSUs, options, stock appreciation rights, stock awards, and other equity awards. The 2018 RTL Equity Plan has a term of 10 years, expiring on July 19 2028. If any awards granted under the 2018 RTL Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 RTL Equity Plan.

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
Overview
We are a REIT that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in September 2023, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, we were managed by the former Advisor, who managed our day-to-day business with the assistance of the Property Manager, who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global, and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we internalized our advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (as defined below). For additional details on our acquisition of RTL and the internalization of our advisory and property management services and the advisory and property management functions of RTL, also see Note 1 — Organization, Note 3 — The Mergers and Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2023, we owned 1,296 properties consisting of 66.8 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.8 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2023, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2023, our portfolio was comprised of 32% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 20% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2023. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 57.6% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2023 was derived from Investment Grade rated tenants, comprised of 33.4% leased to tenants with an actual investment grade rating and 24.2% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2023.
The Acquisition of The Necessity Retail REIT and the Internalization
On September 12, 2023 (the “Acquisition Date”), the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes (see Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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
On the Acquisition Date, pursuant to the REIT Merger Agreement, each issued and outstanding share of RTL’s (i) Class A Common Stock, par value $0.01 per share (the “RTL Class A Common Stock”), was converted into 0.670 shares (the “Exchange Ratio”) of Common Stock, (ii) 7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“RTL Series A Preferred Stock”), was automatically converted into one share of newly created Series D Preferred Stock, and (iii) 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“RTL Series C Preferred Stock”), was automatically converted into one share of newly created Series E Preferred Stock.

On the Acquisition Date, after the REIT Merger but prior to the OP Merger, REIT Merger Sub distributed its general partnership interests in RTL OP to the Company. The Company, in turn, contributed its general partnership interests in RTL OP to the OP and, in turn, the OP contributed the general partnership interests in RTL OP to GNL Retail GP, LLC, a newly formed limited liability company that is wholly owned by the OP (“GNL Retail”). By virtue of the OP Merger and without any further action on the part of the OP, (i) GNL Retail became the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of RTL OP held by REIT Merger Sub immediately after the Acquisition Date were cancelled and no payment was made with respect thereto; (iii) the OP continues as the sole limited partner of RTL OP; and (iv) each units of limited partnership interest in the OP designated as “OP Units” (“OP Units”) held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the Acquisition Date was automatically converted into new OP units in an amount equal to (x) one multiplied by (y) the Exchange Ratio, and each holder of new OP units was admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. As a result, GNL Retail became the general partner and the OP is now the limited partner of RTL OP.
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the former Advisor, with the former Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the “Internalization Merger”). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both us and RTL and we assumed both ours and RTL’s property management agreements and we were no longer externally managed. We internalized these functions with our own dedicated workforce (see Note 3 — The Mergers for additional information on the Internalization Merger and see Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Internalization Merger).
Transaction Fees
BMO Capital Markets Corp. (“BMO”), the financial advisor to the special committee of the Board comprised solely of independent directors that was formed by the Board (the “Special Committee”), was paid a fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remaining $27.0 million was paid upon consummation of the Mergers in the quarter ended September 30, 2023. In addition, the Company paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. The Company has also agreed to reimburse BMO for its transaction-related expenses, which totaled approximately $0.3 million, and agreed to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2023, these leases had a weighted-average remaining lease term of 6.8 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2023 and 2022, our cumulative straight-line rents receivable in the consolidated balance sheets was $84.3 million, and $73.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, our revenue from tenants included the impact of unbilled rental revenue of $10.4 million, $9.6 million and $5.7 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition of property, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In our Industrial & Distribution, Single-Tenant Retail and Office segments, in addition to base rent, our lease agreements generally require tenants to pay for their property operating expenses or reimburse us for property operating expenses that we incur (primarily insurance costs and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. In our Multi-Tenant Retail segment, we own, manage and leases multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we reflected them on a net basis.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If we determine that it is probable that we will collect virtually all of the lease payments (rent and contractually reimbursable property operating expenses), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules, we record uncollectible amounts as reductions in revenue form tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2023, 2022 and 2021 totaled and $3.5 million, $0.7 million, and $1.1 million, respectively.
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
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2023 and 2022. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2023, we had two properties classified as held for sale. We did not have any assets held for sale as of December 31, 2022.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers, which were accounted for as a business combination, all of the other acquisitions during the years ended December 31, 2023, 2022 and 2021 were asset acquisitions.
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
We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow, direct capitalization and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, market rent, and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, and the value of in-place leases, as applicable.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of market rent for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining term plus the term of any below-market fixed rate renewal options for below-market leases.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2023, we did not have any leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
As of December 31, 2023, we had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.6 million as of December 31, 2023 and the amounts are included in prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2023. Income of $0.2 million relating to these two leases is included in revenue from tenants in our consolidated statement of operations for the year ended December 31, 2023.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 11 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
The Company is the lessee under certain land leases which were previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified, as well as land leases and other operating leases that were acquired or entered into in connection with the Mergers. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
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
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluated the company's goodwill upon the completion of the Mergers as we viewed that as a triggering event, and goodwill was not impaired based on that assessment. We also performed our annual impairment evaluation in the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment, we determined that the goodwill was not impaired as of December 31, 2023. We will continue to assess for triggering events. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the combined income statement as a reduction to earnings.
We recorded goodwill of $25.2 million during the year ended December 31, 2023 related to the Mergers (see Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K).
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
If the tenant terminated its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is accelerated through the termination date or the date of the tenant vacates the space to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Deferred leasing commissions are recorded over the terms of the related leases. Amounts related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Amounts related to leasing commissions incurred from the former Advisor are recorded within operating fees to related parties in the consolidated statements of operations.
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
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under our Revolving Credit Facility are designated as net investment hedges. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the USD. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
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
Equity-Based Compensation
We maintain stock-based incentive plans under which our directors, officers, employees, consultants and, historically, entities that provide services to us are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation on consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met.
We have issued restricted shares of Common Stock (“Restricted Shares”), RSUs and, during the three months ended December 31, 2023, PSUs. Also, although none remain outstanding as of December 31, 2023, we historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Multi-Year Outperformance Agreement With Former Advisor
On June 2, 2021, we entered into a multi-year outperformance agreement with the former Advisor (the “2021 OPP”).
Under the 2021 OPP, we initially recorded equity-based compensation evenly over the requisite service period of approximately 3.1 years. beginning on May 3, 2021, the date that the Company’s independent directors approved the award of GNL LTIP Units. However, in connection with the Internalization Merger Agreement, the parties to the Internalization Merger Agreement agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned, and as a result, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023).
Any awards of long-term incentive plan units of limited partner interest in the RTL OP (the “RTL LTIP Units”) that were earned prior to the Acquisition Date were converted by RTL into RTL Class A Common Stock prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K ).
For additional information on the 2021 OPP and the ultimate determination of the vesting of the award on September 11, 2023, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K .
Under accounting guidance adopted by us on January 1, 2019, the total equity-based compensation expense calculated as of the adoption of the guidance is fixed and reflected as a charge to earnings over the remaining service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, may result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period, however the modification noted above had no incremental value to amortize. The expense for these non-employee awards is included in the equity-based compensation line item of our consolidated statements of operations.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2023 and 2022. Please see the “Results of Operations” section located on page 48 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results of operations for the year ended December 31, 2021 and year-to-year comparisons between 2022 and 2021.
As a result of the Mergers and the related strategic shift in the Company’s operations, the Company has concluded it operates in four reportable segments: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting to our consolidated financial statements included in this Annual Report on Form 10-K, for additional details on our reportable segments).
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
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Annual Report on Form 10-K, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023 represents our financial information, prior to the Mergers, on a stand-alone basis.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $239.3 million for the year ended December 31, 2023, as compared to $8.4 million for the year ended December 31, 2022. The change in net loss income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Revenue From Tenants:
Industrial & Distribution	$220,102	$211,533
Multi-Tenant Retail	79,799	—
Single-Tenant Retail	60,611	12,401
Office	154,558	154,923
Total Consolidated Revenue From Tenants	$515,070	$378,857
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $220.1 million and $211.5 million for the years ended December 31, 2023 and 2022, respectively. The increase in revenue from tenants was primarily driven by revenue of $9.7 million attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $79.8 million for the year ended December 31, 2023 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $60.6 million and $12.4 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to revenue of $42.5 million attributable to properties acquired from RTL on Acquisition Date and revenue from other properties acquired since January 1, 2022, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022.
Office
Revenue from tenants in our Office segment was $154.6 million and $154.9 million for the years ended December 31, 2023 and 2022, respectively. The minor change period-over-period was primarily driven by a decrease in revenue from properties disposed since January 1, 2022, partially offset by revenue attributable to properties acquired from RTL on the Acquisition Date and revenue from other properties acquired since January 1, 2022, as well as a minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Property Operating Expenses:
Industrial & Distribution	$15,457	$13,682
Multi-Tenant Retail	26,951	—
Single-Tenant Retail	5,270	762
Office	20,161	18,433
Total Consolidated Property Operating Expenses	$67,839	$32,877

Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $15.5 million and $13.7 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $27.0 million for the year ended December 31, 2023 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $5.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses of $4.2 million resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the year ended December 31, 2022.
Office
Property operating expenses in our Office segment were $20.2 million and $18.4 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date and the year-over-year change in average foreign exchange rates, when compared to the year ended December 31, 2022.
Operating Fees to Related Parties
Operating fees paid to related parties were $28.3 million and $40.1 million for the years ended December 31, 2023 and 2022, respectively. The decline in the year ended December 31, 2023 was primarily due to a decrease in advisory and property management fees paid to affiliates of AR Global as a result of the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Upon the closing of the Mergers, we no longer pay asset management fees to the former Advisor or property management fees to the Property Manager and we internalized our management functions. While we no longer pay the costs of the various fees and expense reimbursements previously paid to the former Advisor and the Property Manager, after the Internalization Merger, our expenses now include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations and are being recorded in general and administrative expenses from the Acquisition Date forward, including in the form of equity compensation.
Impairment Charges
During the year ended December 31, 2023, we recorded aggregate impairment charges of $68.7 million, as described below:
•During the three months ended December 31, 2023, we determined that one of our properties located in Scotland (which was owned prior to the REIT Merger) had an estimated fair value that was lower than its carrying value based on the estimated selling price of the property, and as a result, the Company recorded an impairment charge of approximately $1.8 million. Also during three months ended December 31, 2023, we determined that two of our properties located in the U.S. (which were acquired in the REIT Merger) had an estimated fair value that was lower than their carrying value based on the estimated selling prices of the properties, and as a result, we recorded an impairment charge of approximately $1.2 million.
•During the three months ended September 30, 2023 we determined that the fair values of four of our properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These properties were all owned by us prior to the REIT Merger. As a result, we recorded impairment charges for these properties, including impairments to intangible assets totaling $65.7 million in the three months ended September 30, 2023. The impairment charge for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S. were based on the estimated selling prices of the properties.
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
Merger, Transaction and Other Costs
We recognized $54.5 million and $0.2 million of acquisition, transaction and other costs during the years ended December 31, 2023 and 2022, respectively. The increase was due to advisory, legal and other professional costs that were directly related to the Mergers.
Settlement Costs
For the year ended December 31, 2023 we recognized settlement costs of $29.7 million which consists of the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties and non-cash equity expense of approximately $20.9 million for Common Stock issued to Blackwells under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K).
General and Administrative Expense
General and administrative expenses were $40.2 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively, primarily consisting of professional fees including audit and taxation related services, employee compensation/payroll expenses, board member compensation, and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses, and as a result of higher legal expenses and other costs in the year ended December 31, 2023.
Equity-Based Compensation
During the years ended December 31, 2023 and 2022, we recognized equity-based compensation expense of $17.3 million and $12.1 million, respectively. Equity-based compensation in both periods consists of (i) amortization expense related to the GNL LTIPs issued under the 2021 OPP (including accelerated vesting as described below); (ii) amortization of Restricted Shares granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization, some of which vested at the closing of the Mergers; (iii) amortization of RSUs granted to our employees and independent directors. Equity-based compensation expense in the year ended December 31, 2023 also includes expense related to the PSUs, which were granted in November 2023.
The increase in equity-based compensation expense was primarily due to higher expense of approximately $3.9 million recorded in the year ended December 31, 2023 due to the accelerated compensation expense as a result of the modification of the award granted to the former Advisor under the 2021 OPP that changed the timing of the final measurement for determining whether the award is vested and earned to September 11, 2023, resulting in the acceleration of all of the remaining unrecognized compensation expense being recorded in the quarter ended September 30, 2023. In addition, the increase in equity-based compensation expense was due to approximately one month of expense for grants of RSUs and PSUs to employees in November 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $222.3 million and $154.0 million for the years ended December 31, 2023 and 2022, respectively. The increase was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger and the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022.
(Loss) Gain on Dispositions of Real Estate Investments
During the year ended December 31, 2023, we sold eleven properties, ten of which were acquired in the REIT Merger, and recorded an aggregate loss of $1.7 million.
During the year ended December 31, 2022, we sold one property in the U.S., one property in the UK and one property in France for an aggregate contract sales price of approximately $56.0 million. The Company recorded an aggregate gain of $0.3 million on these sales.
Interest Expense
Interest expense was $179.4 million and $97.5 million for the years ended December 31, 2023 and 2022, respectively. The increase was due to the increase in the amount of our total gross debt outstanding of $2.4 billion as of December 31, 2022 to $5.4 billion as of December 31, 2023 and an increase in the weighted-average effective interest rate of our total debt from 4.0% as of December 31, 2022 to 4.8% as of December 31, 2023. The increase in the amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to repay amounts outstanding under RTL’s credit facility at the time of the REIT Merger.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the year ended December 31, 2023, when compared to the year ended December 31, 2022. As of December 31, 2023 exchange rates were £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75. As of December 31, 2022 exchange rates were £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.74.
As of the year ended December 31, 2023, approximately 10% of our total debt outstanding was denominated in EUR, 8% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD. As of December 31, 2022, approximately 23% of our total debt outstanding was denominated in EUR, and 16% of our total debt outstanding was denominated in GBP.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2023, approximately 49% of our total debt outstanding was secured and 51% was unsecured, the latter including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $1.2 million during the year ended December 31, 2023 was primarily due to early pre-payment penalties from certain mortgage paydowns. The loss on extinguishment of debt of $2.0 million during the year ended December 31, 2022 primarily related to the early payoff of our mortgage loan that was secured by our properties located in France.
Foreign Currency and Interest Rate Impact on Operations
The loss on derivative instruments of $3.7 million and gain of $18.6 million for the years ended December 31, 2023 and 2022, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD. For the year ended December 31, 2023, the loss on derivative instruments consisted of unrealized losses of $7.3 million and realized gains of $3.6 million. For the year ended December 31, 2022, the gain on derivative instruments consisted of unrealized gains of $9.4 million and realized gains of $9.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below).
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
Unrealized Income (Loss) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded income of $2.4 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the year ended December 31, 2022. During the year ended December 31, 2023, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $14.5 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively. For additional information, see Note 16 — Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K.
Preferred Stock Dividends
Our net loss was also impacted by dividends on our outstanding preferred stock. We paid dividends on our Preferred Stock of $27.4 million and $20.4 million during years ended December 31, 2023 and 2022, respectively. The increase was due to dividends from our Series D Preferred Stock and Series E Preferred Stock, both of which were assumed from RTL in the REIT Merger. Also see the Liquidity and Capital Resources sections below for more information on the payment of Preferred Stock dividends.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to parties that were previously considered related parties (the former Advisor) and for asset and property management, and interest payments on outstanding borrowings.
During the year ended December 31, 2023, net cash provided by operating activities was $143.7 million. Cash flows provided by operating activities during the year ended December 31, 2023 reflect net loss of $211.9 million, adjusted for non-cash items of $339.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and impairment charges). In addition, operating cash flow was impacted by lease incentive and commission payments of $2.8 million and a decrease of $5.5 million in working capital items due to an increase in prepaid expenses and other assets of $7.6 million, a decrease in accounts payable and accrued expenses of $9.6 million and a decrease in prepaid rent of $0.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 of $551.9 million consisted of net cash used to complete the Mergers of $451.4 million, cash used for other property acquisitions of $134.1 million and capital expenditures of $47.3 million, partially offset by proceeds from dispositions of $80.9 million.
Net cash used in investing activities during the year ended December 31, 2022 of $16.5 million consisted of property acquisitions of $33.9 million and capital expenditures of $29.9 million, partially offset by proceeds from dispositions of $54.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $469.0 million during the year ended December 31, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $1.1 billion (for additional information on Revolving Credit Facility activity, see the Liquidity and Capital Resources section below), partially offset by net payments on mortgage notes payable of $340.4 million, dividends paid to common stockholders of $207.0 million, dividends paid to holders of our Series A Preferred Stock of $12.3 million, dividends paid to holders of our Series B Preferred Stock of $8.1 million, dividends paid to holders of our Series D Preferred Stock of $3.7 million, dividends paid to holders of our Series E Preferred Stock of $2.1 million and distributions to non-controlling interest holders of $3.2 million. Distributions to non-controlling interest holders increased $2.8 million in the year ended December 31, 2023, when compared to last year, due to the priority catch-up distribution to the former Advisor in respect of the 883,750 GNL LTIP Units that were earned under the 2021 OPP. The Series D Preferred Stock and Series E Preferred stock were each assumed by GNL in September 2023 in connection with the REIT Merger, and therefore the dividends paid noted above represent one quarter of dividends in the year ended December 31, 2023.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents includes the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock as well as to any future class or series of preferred stock we may issue. As of December 31, 2023 and 2022, we had cash and cash equivalents of $121.6 million and $103.3 million, respectively. See discussion above our how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash, will be sufficient to fund the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the year ended December 31, 2023, cash used to pay 60.8% of our dividends was generated from cash flows provided by operations. In addition, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into purchase and sale agreements (“PSA’s”) non-binding letters of intent (“LOI’s”) totaling an aggregate of $147.7 million.
Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties and undistributed cash flows from operations, if any.
Acquisitions, Dispositions and Pending Transactions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities, borrowings under our Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point. In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.
Acquisitions and Dispositions — Year Ended December 31, 2023
During the year ended December 31, 2023, we acquired nine properties that were accounted for as asset acquisitions for $134.1 million, including capitalized acquisition costs and we completed the Mergers, which were accounted for as a business combination, for cash consideration of $516.0 million and equity consideration of $1.6 billion in which we acquired 989 properties from RTL. The Mergers were completed in the three months ended September 30, 2023, as disclosed in more detail in Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K. In addition, under the REIT Merger Agreement, we repaid all amounts outstanding under RTL’s credit facility and assumed all of RTL’s other indebtedness. In order to repay all amounts outstanding under RTL’s credit facility, we exercised the existing “accordion feature” on our Revolving Credit Facility and increased the commitments under our Revolving Credit Facility by $500.0 million to facilitate the repayment of RTL’s credit facility and to create additional availability (see the “Borrowings - Credit Facility” section below for additional details).
During the year ended December 31, 2023, the Company sold 11 properties, ten of which were acquired in the REIT Merger, for a contract price of $84.7 million.
Dispositions Subsequent to December 31, 2023 and Pending Transactions
Subsequent to December 31, 2023, we disposed of five properties for an aggregate price of $12.2 million. One of these properties was classified as held for sale on the Company’s consolidated balance sheet as of December 31, 2023.
In addition, as of February 19, 2024, we signed PSA’s to dispose of 27 properties for an aggregate sale price of $117.0 million (four of these were sold later in February 2024 - noted above) and we have signed LOI’s to dispose of 12 properties for an aggregate sale price of $30.7 million. The PSA’s and LOI’s are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the year ended December 31, 2023, we did not sell any shares of Common Stock through the Common Stock ATM Program.

Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell sales of shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the year ended December 31, 2023, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Equity Issuances in Connection with the Mergers
In connection with the completion of the Mergers, we issued: (i) 93,642,852 shares of Common Stock in exchange for RTL Class A Common Stock, (ii) 29,614,825 shares of Common Stock to AR Global in connection with the Internalization Merger, (iii) 115,857 GNL Class A Units to the previous owner of RTL Class A Units, (iv) 7,933,711 shares of newly created Series D Preferred Stock and (v) 4,595,175 shares of newly created Series E Preferred Stock. The issuance of RTL Class A Common Stock in respect of earned and converted RTL LTIP Units and in respect of certain shares of restricted RTL Class A Common Stock (“RTL Restricted Shares”) that vested prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see (i) above).
We also issued 883,750 shares of Common Stock to AR Global for GNL LTIP Units granted under the 2021 OPP that were earned and converted into the same number of shares of Common Stock on the Acquisition Date (see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K for more information).
Pursuant to the terms of the Cooperation Agreement below, upon the completion of the Mergers, we issued 1,600,000 shares of Common Stock to the Blackwells/Related Parties in a private placement exempt from registration and we issued an aggregate of 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee on July 11, 2023.
Additionally, we issued an aggregate 104,832 shares of Common Stock to an unaffiliated party in a private placement exempt from registration in July and October, 2023. We issued 45,579 shares of Common Stock to the third party on July 13, 2023 as a non-refundable retainer and in October, 2023 issued an additional 59,253 shares of Common Stock to the same third party.
Also, all of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who was offered employment by us on the terms and conditions set forth in the Internalization Merger Agreement had their RTL Restricted Shares converted into Restricted Shares (which totaled 221,136 Restricted Shares).
Borrowings
As of December 31, 2023 and 2022, we had total gross debt outstanding of $5.4 billion and $2.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.8% and 4.0%, respectively. Approximately $405.2 million of our debt, consisting only of mortgage notes payable, matures in 2024 (see Mortgage Notes Payable below for more information).
As of December 31, 2023, 80% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 4.1% per annum. As of December 31, 2023, 20% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 7.2% per annum (30% variable with a rate of 4.4% in 2022). The total gross carrying value of unencumbered assets as of December 31, 2023 was $4.9 billion, of which approximately $4.8 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 65.0% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2023. See Note 8 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of fair value of such debt as of December 31, 2023. As of December 31, 2023 the weighted-average maturity of our indebtedness was 3.2 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSA’s and LOI’s totaling an aggregate of $147.7 million.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior Notes. Both the 4.50% Senior Notes and our original 3.75% Senior Notes (together, the “Senior Notes”) do not require any principal payments prior to maturity. As of December 31, 2023, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $886.0 million which is net of $114.0 million of deferred financing costs and discounts, and as of December 31, 2022 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $493.1 million, which is net of $6.9 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2023 and 2022, we had secured mortgage notes payable of $2.5 billion and $1.2 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have principal payments of $405.2 million due on our mortgages during the year ending December 31, 2024.
The increase in the mortgage notes payable, net balance was due to the assumption of RTL mortgage notes payable as required by the REIT Merger Agreement, which totaled $1.6 billion as of the Acquisition Date, less the repayment of the following principal on certain mortgage notes payable, as outlined below:
•During the fourth quarter of 2023, we paid approximately $79.8 million of principal on various mortgage notes payable, which included a $64.2 million paydown on our Multi-Tenant Mortgage Loan V (paid with proceeds from a property disposition in the fourth quarter of 2023), $10.4 million paydown on our net lease mortgage notes interest rates and a $5.2 million paydown on the Column Financial Mortgage Notes. The paydowns on the net lease mortgage notes and the Column Financial Mortgage Notes were made with cash on hand.
•On May 5, 2023 we repaid the mortgage loan that previously encumbered our five properties in Germany. The loan balance was approximately $56.7 million using the exchange rate on the date of repayment. The repayment was fully funded with additional borrowings in EUR under the Revolving Credit Facility and the five properties in Germany were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.6% and the current interest rate on the EUR portion of the Revolving Credit Facility was 2.0% as of December 31, 2023.
•On April 25, 2023, we made our scheduled principal repayment of £3.8 million ($4.7 million using the exchange rate on the date of repayment) on its United Kingdom Properties - Bulk Loan, which reduced the balance to approximately £153.1 million (approximately $191.4 million as of the end of April 2023) after the payment. We then repaid the entire remaining principal amount of the United Kingdom Properties - Bulk Loan in May 2023. This mortgage loan had encumbered 41 of our properties in the U.K. We funded the repayment with additional borrowings in GBP under the Revolving Credit Facility and the 41 properties in the U.K. were added to the borrowing base of the Revolving Credit Facility. The interest rate on the mortgage loan that was repaid was 3.2% and the current interest rate on GBP portion of the Revolving Credit Facility was 7.1% as of December 31, 2023.
Credit Facility
As of December 31, 2023 and 2022, outstanding borrowings under the Revolving Credit Facility were $1.7 billion and $670.0 million, respectively. The increase in the balance of the Revolving Credit Facility was primarily due to the amounts borrowed to repay RTL’s credit facility at the closing of the REIT Merger on the Acquisition Date. In connection with the Mergers, we amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. We exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
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
In addition, during the year ended December 31, 2023, we made additional borrowings that were primarily used to fund the repayments of the loan that previously encumbered our five properties in Germany (€52.0 million borrowed under the Revolving Credit Facility) (discussed above) and the loan that previously encumbered 41 of or properties in the U.K. (£154.0 million) (discussed above). Also, the additional borrowings were used for other property acquisitions and general corporate purposes. As of December 31, 2023, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving

Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2023, the Revolving Credit Facility had a weighted-average effective interest rate of 6.0% after giving effect to interest rate swaps in place.
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
The Revolving Credit Facility requires us through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment. From and after the time we obtain an investment grade credit rating, the unused fee will be replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as our credit rating increases.
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
Covenants
As of December 31, 2023, we were in compliance with the covenants under the Indenture governing the 3.75% Senior Notes, the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Credit Facility and Senior Notes and the related covenants).
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2023, there were certain covenants that we were not in compliance with (as discussed below) however, there were no uncured defaults or events of default. We were in compliance with all of the other financial covenants under our mortgage notes payable agreements.
Benelux Properties
During the three months ended June 30, 2023, the borrower entities under the mortgage loan which is secured by three of our properties in Luxembourg and The Netherlands did not maintain the required loan-to-value ratio and a cash trap event under the loan occurred. The event triggering the cash sweep was not, however, an event of default. As a result, €2.4 million was swept and had been retained by the lender, and during the three months ended September 30, 2023, the Company repaid approximately €2.5 million (approximately $2.7 million at the time of payment) of principal on this mortgage using cash that was previously swept and retained by the lender. In January 2024, we repaid approximately €9.8 million (approximately $10.6 million at the time of payment) of principal on this mortgage. The repayment was comprised of €6.5 million (approximately $7.2 million as of December 31, 2023) that was swept and retained by the lender as of December 31, 2023, and the incremental cash trapped through the January 2024 payment date. The cash trap event is now cured as the required loan-to-value ratio was restored due to these principal repayments.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of our mortgage loans secured by seven of our properties with a balance of $98.5 million as of December 31, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, we cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the three months ended September 30, 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time we are able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.
The borrower entities under the same mortgage loan, based upon a review conducted during the three months ended June 30, 2022, identified that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of the DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement we can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is recalculated and increased (but never decreased) every three-month period until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. We cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $3.8 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. The DSCR Sweep Trigger remained in place for the quarter ended December 31, 2023 and the Company intends to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $0.9 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and we expect to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as we restore compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Also, during the three months ended September 30, 2023, a separate tenant failed to deliver notice of renewal of its lease within the timeframe required under the same mortgage loan, triggering a cash sweep event. The event triggering the cash sweep was not, however, an event of default. We cured the cash sweep event through one of the available options under the loan by putting a $1.0 million letter of credit in place (subject to future increase under the terms of the loan agreement to a maximum amount of $2.7 million). The cash sweep remained in place for the quarter ended December 31, 2023 and we intend to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.3 million as required by the terms of the loan agreement. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, we secure a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Mortgage Loan II
During the three months ended September 30, 2023, a tenant failed to deliver notice of renewal of its lease within the timeframe required under one of our mortgage loans securing 12 of our properties with a balance of $210.0 million as of December 31, 2023, triggering a cash sweep event thereunder. The event triggering the cash sweep was not, however, an event of default. We cured the cash sweep event through one of the available options under the loan by putting a $0.8 million letter of credit in place. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, we secure a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of our mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account no to exceed an aggregate cap of $0.8 million, which has been met. This reserve is being held by the lender who is required to make the reserve funds available to us to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when we lease the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to us.
Multi-Tenant Mortgage Loan V
During the three months ended December 31, 2023, we completed an arm’s length sale of a major tenant property encumbered on one of our mortgage loans secured by eleven of our properties with a balance of $204 million as of September 30, 2023. In connection with the sale the major tenant property was released from the encumbrance of the loan and the balance of such loan was reduced to $139.8 million as of December 31, 2023. While processing such paydown and release with the lender, the lender independently determined that the failure by the associated major tenant to renew its lease during the 12-month period prior to lease expiration constituted a major tenant cash sweep event under the loan agreement and implemented an ongoing cash sweep on the loan (subject in all cases to the cap described below). As of December 31, 2023, the lender has swept excess cash flow from the properties on the loan totaling $5.4 million to a major tenant reserve escrow account established in connection with the alleged major tenant cash sweep event. The loan agreement caps the amount that may be swept in connection with this alleged major tenant cash sweep event at $9.0 million. Upon accumulation of the full capped amount in the major tenant reserve escrow account the ongoing sweep associated with such major tenant cash sweep event will stop and excess cash flow in excess of the capped amount will be released to us. This alleged major tenant cash sweep event was not, however, an event of default. As the major tenant property and lease associated with the alleged major tenant cash sweep event has been released from the loan collateral (with the principal balance of the loan significantly reduced in connection with such release in accordance with the terms of the loan agreement) we disagree with the lender’s decision to implement a major tenant cash sweep event under these circumstances and are vigorously pursuing cancellation of the cash sweep and release of all amounts current held in the major tenant reserve escrow account as soon as possible with the master servicer and special servicer of the loan.
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
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments and merger related expenses) and certain other expenses, including expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein), expenses related to our European tax restructuring and transition costs related to the Mergers, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Year Ended December 31,
(In thousands)	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(239,348)	$(8,363)
Impairment charges	68,684	21,561
Depreciation and amortization	222,271	154,026
(Gain) loss on dispositions of real estate investments	1,672	(325)
FFO (as defined by NAREIT) attributable to common stockholders (1)	53,279	166,899
Merger, transaction and other costs (2)	54,492	244
Settlement costs (3)	29,727	—
Loss on extinguishment of debt	1,221	2,040
Core FFO attributable to common stockholders (1)	138,719	169,183
Non-cash equity-based compensation	17,297	12,072
Non-cash portion of interest expense	8,622	9,494
Amortization related to above and below-market lease intangibles and right-of-use assets, net	5,603	1,303
Straight-line rent	(10,396)	(9,608)
Straight-line rent (rent deferral agreements) (4)	—	(159)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	(2,439)
Eliminate unrealized gains on foreign currency transactions (5)	7,286	(9,366)
Amortization of mortgage discounts	18,916	939
Expenses attributable to 2023 proxy contest and related litigation (6)	9,101	1,436
Expenses attributable to European tax restructuring (7)	2,169	—
Transition costs related to the Mergers (8)	2,484	—
AFFO attributable to common stockholders (1)	$199,801	$172,855

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$53,279	$166,899
Core FFO attributable to common stockholders	$138,719	$169,183
AFFO attributable to common stockholders	$199,801	$172,855
_____
(1)FFO, Core FFO and AFFO for the year ended December 31, 2022 includes income from a lease termination fee of $0.3 million which is recorded in Revenue from tenants in the consolidated statements of operations. The termination fee of approximately $9.0 million was paid to us by the tenant at the end of the lease term on January 4, 2022, however it was earned and recorded as income evenly over the period from September 3, 2021 through January 4, 2022.
(2)For the year ended December 31, 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger. The year ended December 31, 2022 did not have any of these costs.
(3)In the year ended December 31, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock issued to the Blackwells/Related Parties, as required under the cooperation agreement with the Blackwells/Related Parties. There were no such costs in the year ended December 31, 2022.
(4)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be earned revenue attributed to the current period for rent that was deferred, for purposes of AFFO, as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO.
(5)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2023, the loss on derivative instruments (related to foreign currencies) was $3.7 million which consisted of unrealized losses of $7.3 million and realized gains of $3.6 million. For the year ended December 31, 2022, the gain on derivative instruments was $18.6 million which consisted of unrealized gains of $9.4 million and realized gains of $9.2 million.
(6)Amount relates to costs incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related litigation. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(7)Amount relates to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(8)Amount includes costs related to (i) compensation incurred for our retiring Co-Chief Executive Officer; (ii) a transition service agreement with the former Advisor and; (iii) insurance premiums related to expiring directors and officers insurance of former RTL directors. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.

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
In connection with the Mergers, our Board set the dividend at an annual rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend declared and paid at the new rate occurred in the fourth quarter of 2023. During the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, we paid dividends at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
On February 26, 2024, the Board approved a dividend policy that will reduce our future Common Stock dividend rate and we expect the next formal declaration of Common Stock dividends to be $0.275 per share on a quarterly basis ($1.10 annualized). The new Common Stock dividend rate will become effective upon the next formal dividend declaration, which is expected to be declared in April 2024. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower leverage.
Dividends authorized by our Board and declared by us are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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

The following table shows the sources for the payment of dividends to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023		December 31, 2023
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$41,658		$41,664		$41,958		$81,714		$206,994
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		3,081		12,324
Dividends to holders of Series B Preferred Stock	2,018		2,018		2,018		2,018		8,072
Dividends to holders of Series D Preferred Stock	—		—		—		3,718		3,718
Dividends to holders of Series E Preferred Stock	—		—		—		2,118		2,118
Distributions to holders of LTIP Units/Class A Units	100		100		2,963		41		3,204
Total dividends and distributions	$46,857		$46,863		$50,020		$92,690		$236,430

Source of dividend coverage:
Cash flows provided by operations	$46,857	100.0%	$21,343	100.0%	$3,593	7.2%	$55,792	60.2%	$143,743	(1)	60.8%
Available cash on hand	—	—%	—	—%	46,427	92.8%	36,898	39.8%	92,687	(1)	39.2%
Total sources of dividend and distribution coverage	$46,857	100.0%	$21,343	100.0%	$50,020	100.0%	$92,690	100.0%	$236,430		100.0%

Cash flows provided by operations (GAAP basis)	$63,015		$21,343		$3,593		$55,792		$143,743

Net loss attributable to common stockholders (in accordance with GAAP)	$(890)		$(26,258)		$(136,184)		$(76,016)		$(239,348)
_____
(1) Year-to-date totals will not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates (see Note 9 — Derivatives and Hedging Activities to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion).

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.4%. To help mitigate the adverse impact of inflation, approximately 78.0% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of December 31, 2023, using annualized straight-line rent as a weighting, approximately 59.7% are fixed-rate increase averaging 1.7%, 14.3% are based on the Consumer Price Index, subject to certain caps, 4.0% are based on other measures, and 22.0% do not contain any escalation provisions.
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
Related-Party Transactions and Agreements
Please see Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees and see Note 3 — The Mergers for information on the Internalization Merger.
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

Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. Increases in interest rates may impact the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimated that the total fair value of our interest rate swaps, which are included in derivative assets, at fair value and derivative liabilities, at fair value on our consolidated balance sheets, totaled $10.6 million and $5.1 million as of December 31, 2023, respectively (see Note 9 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
The following table presents future principal payments based upon expected maturity dates and fixed/variable classification of our debt obligations outstanding as of December 31, 2023:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)		Total Debt
2024	$388,901	$16,339	(3)	$405,240
2025	698,775	—		698,775
2026	762,542	1,091,927	(4)	1,854,469
2027	663,191	—		663,191
2028	1,031,229	—		1,031,229
Thereafter	756,661	—		756,661
Total	$4,301,299	$1,108,266		$5,409,565

Additional Details:
Percentage of Fixed / Variable Rate Debt	80.0%	20.0%		100.0%
Weighted-average effective interest rate	4.1%	7.2%		4.8%
________
(1)Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023, for illustrative purposes, as applicable.
(2)Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements. Also see Item 1A. Risk Factors - Risks Related to Our Indebtedness - Our derivative financial instruments have been, and any derivative financial instruments in the future, will be subject to counterparty default risk.
(3)Represents the variable portion of the mortgage that secures the properties in Finland. Interest on this mortgage is 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.
(4)Represents the portion of the Revolving Credit Facility that bears interest at variable rates. The GBP and CAD portions of the Revolving Credit Facility are 100% variable and the USD portion in 71% variable. The EUR portion of Revolving Credit Facility is 100% fixed via swaps.
As of December 31, 2023, our total consolidated debt, which includes secured mortgage financings, borrowings under the Revolving Credit Facility, our 3.75% Senior Notes and our 4.50% Senior Notes, had a total gross carrying value of $5.4 billion, an estimated fair value of $5.1 billion. The annual interest rates on our fixed-rate debt mortgage debt as of December 31, 2023 ranged from 1.4% to 6.5% and the interest rates on our 3.75% Senior Notes and 4.50% Senior Notes are fixed at 3.75% and 4.50%, respectively. The contractual annual interest rates on our variable-rate debt as of December 31, 2023 ranged from 2.4% to 6.0%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on, among other things, our refinancing needs or plans to reduce our leverage and acquisition activity. In addition, our interest expense will vary based on movements in interest rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of December 31, 2023 by an aggregate increase of $759.1 million or an aggregate decrease of $914.5 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates as of December 31, 2023 would increase or decrease by approximately $11.1 million for each respective 1% change in annual interest rates.
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
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2023, we did not have any foreign currency draws in excess of our net investments in our foreign subsidiaries (see Note 9— Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net asset position of $1.6 million as of December 31, 2023 (see Note 8 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2023, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2024	$54,299	$71,976	$2,787	$129,062
2025	49,739	60,859	2,828	113,426
2026	46,513	53,502	2,728	102,743
2027	33,181	50,510	2,669	86,360
2028	27,316	47,546	2,712	77,574
Thereafter	82,000	378,335	33,647	493,982
Total	$293,048	$662,728	$47,371	$1,003,147
______
(1)Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2023, during each of the next five calendar years and thereafter, are as follows:

Future Debt Service Payments
Mortgage Notes Payable
(In thousands)	EUR		GBP	Total
2024	$212,631	(1)	$130,997	$343,628
2025	—		—	—
2026	—		—	—
2027	—		—	—
2028	—		—	—
Thereafter	—		—	—
Total	$212,631		$130,997	$343,628
(1) In January 2024, the maturity date of the mortgage note that encumbers our properties in Finland (principal balance of $81.7 million as of December 31, 2023) was extended to February 2029.
We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, or extended them, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2023, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (80%) and the remaining are in the United Kingdom (11%), The Netherlands (2%), Finland (2%) and Germany (1%). No individual tenant accounted for more than 10% of our annualized rental income as of December 31, 2023. Based on annualized rental income, as of December 31, 2023, our directly owned real estate properties contain significant concentrations in the following asset types: Industrial & Distribution (32%), Multi-Tenant Retail (27%), Single-Tenant Retail (21%) and Office (20%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2023, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-54 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 and for the years ended December 31, 2023 and 2022.
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2020).
3.2	Second Amended and Restated Bylaws of Global Net Lease, Inc., effective September 12, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.3	Articles Supplementary of Global Net Lease, Inc., filed on September 12, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.4	Articles Supplementary for the Global Net Lease, Inc. 7.25% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed March 23, 2018 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on March 23, 2018).
3.5	Articles Supplementary for the Global Net Lease, Inc. 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed November 22, 2019 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2019).
3.6	Articles Supplementary for the Global Net Lease, Inc. 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.5 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023)
3.7	Articles Supplementary for the Global Net Lease, Inc. 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.6 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023).
3.8	Amendment to the Articles of Restatement of Global Net Lease, Inc., effective November 7, 2023 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
3.9 *	Articles Supplementary for the Global Net Lease, Inc. Series C Cumulative Preferred Stock, $0.01 par value per share, as filed February 27, 2024 with the State Department of Assessments and Taxation of Maryland.
4.1	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on June 2, 2015).
4.2	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 11, 2017).
4.3	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 18, 2017).
4.4	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015.
4.5
Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on March 23, 2018).

Exhibit No.	Description
4.6	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2019).
4.7	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 13, 2019).
4.8	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on June 4, 2021).
4.9	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
4.10	Tenth Amendment, dated as of September 12, 2023, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.11 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.12	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on December 17, 2020).
4.13	Indenture, dated as of October 7, 2021, among The Necessity Retail REIT, Inc (f/k/a American Finance Trust, Inc.), The Necessity Retail REIT Operating Partnership, L.P.(f/k/a American Finance Operating Partnership, L.P.), the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2021).
4.14	RTL Supplemental Indenture dated September 12, 2023 by and among The Necessity Retail REIT, Inc, The Necessity Retail REIT Operating Partnership, L.P., Global Net Lease, Inc., the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.15	GNL Supplemental Indenture, dated September 12, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.16	Certificate of Notice of Global Net Lease, Inc., dated November 7, 2023 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.1 +	Amended and Restated Incentive Restricted Share Plan of Global Net Lease, Inc. (f/k/a American Realty Capital Global Trust, Inc.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 9, 2015).
10.2	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.3	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.4	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.5	Investment Facility Agreement, dated as August 13, 2018, among the borrower and guarantor entities thereto and Lloyds Bank PLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on August 16, 2018).
10.6 +	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed by Global Net Lease, Inc. on May 7, 2021).

Exhibit No.	Description
10.7 +	First Amendment, dated as of February 27, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between Global Net Lease, Inc., Global Net Lease Operating Partnership, and Global Net Lease Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed by Global Net Lease, Inc. on May 10, 2019).

10.8	Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America Inc., and Stifel, Nicolaus & Company Incorporated (incorporated by reference to Exhibit 1.7 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed by Global Net Lease, Inc. on February 28, 2019).
10.9
Amendment No. 1, dated as of May 9, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed by Global Net Lease, Inc. on May 10, 2019).

10.10	Amendment No. 2, dated as of June 21, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on June 21, 2019).
10.11	Amendment No. 3, dated as of November 12, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 12, 2019).
10.12	Amendment No. 4, dated as of March 19, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on March 19, 2021).
10.13	Amendment No. 5, dated as of November 5, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 8, 2021).
10.14	Amendment No. 6, dated as of February 25, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on February 25, 2022).
10.15	Amendment No. 7 dated as of August 5, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on August 5, 2022).

Exhibit No.	Description
10.16	Amendment No. 8, dated as of November 4, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 7, 2022).
10.17	Amendment No. 9, dated as of November 9, 2023, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 13, 2023).
10.18	First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.19	First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.20	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.21
Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of
KeyBank National Association, as lender (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).

10.22	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender(incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.23	Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.24	Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on December 13, 2019).
10.25	Amendment No. 1, dated as of August 6, 2021, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2021).
10.26	Amendment No. 2, dated as of November 4, 2022, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.2 to the Form 8-K filed by Global Net Lease, Inc. on November 7, 2022).

10.27 +	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2019, filed by Global Net Lease, Inc. on February 28, 2020).
10.28 +	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed by Global Net Lease, Inc. on November 6, 2020).
10.29 +	Form of Award Agreement (Advisor Plan) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
10.30 +	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed by Global Net Lease, Inc. on February 26, 2021).

Exhibit No.	Description
10.31 +	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed by Global Net Lease, Inc. on February 26, 2021).
10.32 +	2021 Advisor Multi-Year Outperformance Award Agreement, dated as of June 3, 2021, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and Global Net Lease Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on June 4, 2021).
10.33	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
10.34	Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 11, 2022).
10.35	Omnibus Amendment to Guaranty and Contribution Agreement, dated as of April 8, 2022, by Global Net Lease, Inc., ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on April 11, 2022).
10.36 +	Stock Award Agreement, dated as of May 5, 2022, by and between Global Net Lease, Inc. and James Nelson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed by Global Net Lease, Inc. on May 5, 2022).
10.37	First Amendment, dated as of July 26, 2022, to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on July 29, 2022).
10.38 +	Employment Agreement, dated July 10, 2017, between AR Global Investments, LLC and James L. Nelson, as amended by the Amendment to Employment Agreement dated March 24, 2022 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.39 +	Second Amendment to Employment Agreement, dated November 6, 2023, between Global Net Lease, Inc. and James L. Nelson (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.40	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc. (incorporated by reference to Exhibit 10.3 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.41	Agreement and Plan of Merger dated as of May 23, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.42	Agreement and Plan Of Merger dated as of May 23, 2023 by and Among GNL Advisor Merger Sub LLC, GNL PM Merger Sub LLC, RTL Advisor Merger Sub LLC, RTL PM Merger Sub LLC, Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc., The Necessity Retail REIT Operating Partnership, L.P. and AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, Necessity Retail Space Limited Partner, LLC, Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, and Necessity Retail Properties, LLC (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.43	Cooperation Agreement and Release dated as of June 4, 2023 by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier and Richard O’Toole (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on June 5, 2023).
10.44	GNL Credit Facility Amendment dated September 12, 2023, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.45	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).

Exhibit No.	Description
10.46	Limited Recourse Guaranty, dated as of July 24, 2020, in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.47	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and the borrowers thereto (incorporated by reference to Exhibit 10.19 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.48	Guaranty of Recourse Obligations dated as of December 8, 2017 in favor of Societe Generale and UBS AG (incorporated by reference to Exhibit 10.20 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.49	Loan Agreement, dated as of August 30, 2023, among the borrower entities party thereto, and Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on September 5, 2023 (File No. 001-38597)).
10.50	Guaranty Agreement, dated as of September 12, 2023, in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.51	Environmental Indemnity Agreement, dated as of September 12, 2023, by Global Net Lease, Inc. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.52	Registration Rights and Stockholders Agreement dated September 12, 2023, by and between Global Net Lease, Inc., AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, and Necessity Retail Space Limited Partner, LLC (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.53	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Nicholas S. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.54	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Shelley D. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.55	Ownership Limit Waiver Agreement, dated September 12, 2023, by and between Global Net Lease, Inc. and Bellevue Capital Partners, LLC on its own behalf and on behalf of Global Net Lease Special Limited Partnership, LLC, AR Capital Global Holdings, LLC, AR Global Investments, LLC, American Realty Capital Global II (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.56 +	2024 Annual Bonus Program (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.57 +	Form of Restricted Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.58 +	Form of Restricted Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.59 +	Form of Performance Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.60 +	Form of Performance Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.61 * +	Form of Restricted Stock Unit Award Agreement (Directors).
10.62 +	2018 Omnibus Incentive Compensation Plan of The Necessity Retail REIT, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by The Necessity Retail REIT, Inc. on July 19, 2018).
10.63 * +	Non-Employee Director Compensation Guidelines
10.64 * +	Employment Agreement, dated December 20, 2023, between Global Net Lease, Inc. and Christopher J. Masterson.
10.65 * +	Employment Agreement, dated September 18, 2023, between Global Net Lease, Inc. and Jesse C. Galloway.
10.66 +	Non-Competition Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).

Exhibit No.	Description
10.67 +	Employment Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc. and Edward M Weil, Jr. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of the Co-Principal Executive Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Co-Principal Executive Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 *
Certification of the Principal Financial Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Written statements of the Co-Principal Executive Officers and Principal Financial Officer of Global Net Lease, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 *	Global Net Lease, Inc. Dodd-Frank Clawback Policy
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
* Filed herewith
+     Indicates a management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2024.

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

Name	Capacity	Date

/s/ P. Sue Perrotty	Independent Director, Non-Executive Chair of the Board of Directors	February 27, 2024
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 27, 2024
Edward M. Weil, Jr.

/s/ James L. Nelson	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 27, 2024
James L. Nelson

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director	February 27, 2024
M. Therese Antone

/s/ Lisa D. Kabnick	Independent Director	February 27, 2024
Lisa D. Kabnick

/s/ Leslie D. Michelson	Independent Director, Nominating and Corporate Governance Committee Chair	February 27, 2024
Leslie D. Michelson

/s/ Stanley R. Perla	Independent Director, Audit Committee Chair	February 27, 2024
Stanley R. Perla

/s/ Edward G. Rendell	Independent Director	February 27, 2024
Edward G. Rendell

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions and Business Combinations

As described in Notes 2, 3 and 4 to the consolidated financial statements, at the time an asset is acquired, management evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. The Company completed property asset acquisitions with cash paid for acquired real estate investments, net of liabilities assumed, of $134.1 million for the year ended December 31, 2023. The Company completed mergers which were accounted for as business combinations under the acquisition method of accounting pursuant to accounting principles generally accepted in the United States of America for total consideration transferred of $2.1 billion as of the acquisition date. For acquired properties with leases classified as operating leases, management allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes, and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow, direct capitalization and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, market rent, and land values per square foot. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of market rent for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions and business combinations is a critical audit matter are the (i) significant judgment by management when developing the fair value estimates of tangible and identifiable intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow and direct capitalization methods, and significant assumptions related to capitalization rates, discount rates, market rent, and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for asset acquisitions and business combinations, including controls over management’s valuation of tangible and identifiable intangible assets acquired and liabilities assumed. These procedures also included, among others (i) reading the executed purchase agreements, merger agreements and lease documents; (ii) testing management’s process for developing the fair value estimates of tangible and identifiable intangible assets acquired and liabilities assumed; (iii) evaluating the appropriateness of the discounted cash flow and direct capitalization methods; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow and direct capitalization methods; (v) evaluating the reasonableness of the significant assumptions used by management related to capitalization rates, discount rates, market rent, and land values per square foot. Evaluating the reasonableness of the significant assumptions related to capitalization rates, discount rates, market rent, and land values per square foot involved considering (i) the consistency with external market data and comparable transactions and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and direct capitalization methods used to develop the fair value estimates of tangible and identifiable intangible assets acquired and liabilities assumed and (ii) the reasonableness of the significant assumptions used by management related to capitalization rates, discount rates, market rent, and land values per square foot.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2024

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,430,607	$494,101
Buildings, fixtures and improvements	5,842,314	3,276,656
Construction in progress	23,242	26,717
Acquired intangible lease assets	1,359,981	689,275
Total real estate investments, at cost	8,656,144	4,486,749
Less accumulated depreciation and amortization	(1,083,824)	(891,479)
Total real estate investments, net	7,572,320	3,595,270
Assets held for sale	3,188	—
Cash and cash equivalents	121,566	103,335
Restricted cash	40,833	1,110
Derivative assets, at fair value (Note 9)	10,615	37,279
Unbilled straight-line rent	84,254	73,037
Operating lease right-of-use asset (Note 11)	77,008	49,166
Prepaid expenses and other assets	121,997	64,348
Due from related parties	—	464
Deferred tax assets	4,808	3,647
Goodwill	46,976	21,362
Deferred financing costs, net	15,412	12,808
Total Assets	$8,098,977	$3,961,826

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,517,868	$1,233,081
Revolving credit facility (Note 6)	1,744,182	669,968
Senior notes, net (Note 7)	886,045	493,122
Acquired intangible lease liabilities, net	95,810	24,550
Derivative liabilities, at fair value (Note 9)	5,145	328
Due to related parties	—	1,183
Accounts payable and accrued expenses	99,014	22,889
Operating lease liability (Note 11)	48,369	21,877
Prepaid rent	46,213	28,456
Deferred tax liability	6,009	7,264
Dividends payable	11,173	5,189
Total Liabilities	5,459,828	2,507,907
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2023 and 2022	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of December 31, 2023 and 2022	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, 7,933,711 shares issued and outstanding as of December 31, 2023 and no shares authorized, issued and outstanding as of December 31, 2022	79	—
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, 4,595,175 shares issued and outstanding as of December 31, 2023 and no shares authorized, issued and outstanding as of December 31, 2022	46	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 230,885,197 and 104,141,899 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,639	2,371
Additional paid-in capital	4,350,112	2,683,169
Accumulated other comprehensive (loss) income	(14,096)	1,147
Accumulated deficit	(1,702,143)	(1,247,781)
Total Stockholders’ Equity	2,637,752	1,439,021
Non-controlling interest	1,397	14,898
Total Equity	2,639,149	1,453,919
Total Liabilities and Equity	$8,098,977	$3,961,826
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue from tenants	$515,070	$378,857	$391,228

Expenses:
Property operating	67,839	32,877	32,746
Operating fees to related parties	28,283	40,122	39,048
Impairment charges	68,684	21,561	17,525
Merger, transaction and other costs	54,492	244	141
Settlement costs	29,727	—	—
General and administrative	40,187	17,737	17,231
Equity-based compensation	17,297	12,072	11,032
Depreciation and amortization	222,271	154,026	163,076
Total expenses	528,780	278,639	280,799
Operating (loss) income before (loss) gain on dispositions of real estate investments	(13,710)	100,218	110,429
(Loss) gain on dispositions of real estate investments	(1,672)	325	1,484
Operating (loss) income	(15,382)	100,543	111,913
Other income (expense):
Interest expense	(179,411)	(97,510)	(94,345)
Loss on extinguishment of debt	(1,221)	(2,040)	—
(Loss) gain on derivative instruments	(3,691)	18,642	5,829
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	2,439	—
Other income	2,270	981	121
Total other expense, net	(182,053)	(77,488)	(88,395)
Net (loss) income before income tax	(197,435)	23,055	23,518
Income tax expense	(14,475)	(11,032)	(12,152)
Net (loss) income	(211,910)	12,023	11,366
Preferred stock dividends	(27,438)	(20,386)	(20,064)
Net loss attributable to common stockholders	$(239,348)	$(8,363)	$(8,698)

Basic and Diluted Loss Per Common Share:
Net loss per share attributable to common stockholders — Basic	$(1.71)	$(0.09)	$(0.20)
Net loss per share attributable to common stockholders — Diluted	$(1.71)	$(0.09)	$(0.20)
Weighted average common shares outstanding:
Basic	142,584,332	103,686,395	98,283,892
Diluted	142,584,332	103,686,395	98,283,892

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$(211,910)	$12,023	$11,366

Other comprehensive (loss) income
Cumulative translation adjustment	7,015	(42,794)	(5,712)
Designated derivatives, fair value adjustments	(22,258)	28,395	13,185
Other comprehensive (loss) income	(15,243)	(14,399)	7,473

Comprehensive (loss) income	(227,153)	(2,376)	18,839

Preferred stock dividends	(27,438)	(20,386)	(20,064)

Comprehensive loss attributable to common stockholders	$(254,591)	$(22,762)	$(1,225)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2020	6,799,467	$68	3,861,953	$39	—	$—	—	$—	89,614,601	$2,227	$2,418,659	$8,073	$(896,547)	$1,532,519	$21,760	$1,554,279
Issuance of Common Stock, net	—	—	—	—	—	—	—	—	11,935,349	119	213,925	—	—	214,044	—	214,044
Issuance of Series B Preferred Stock, net	—	—	641,940	6	—	—	—	—	—	—	15,872	—	—	15,878	—	15,878
Dividends declared:
Common Stock, $1.60 per share	—	—	—	—	—	—	—	—	—	—	—	—	(156,218)	(156,218)	—	(156,218)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock, $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,740)	(7,740)	—	(7,740)
Redemption of OP Units	—	—	—	—	—	—	—	—	2,135,496	21	25,276	—	—	25,297	(25,297)	—
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	224,365	2	1,578	—	—	1,580	9,452	11,032
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	(9,359)	—	(156)	—	—	(156)	—	(156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(10,999)	(10,999)	—	(10,999)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	11,366	11,366	—	11,366
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(5,712)	—	(5,712)	—	(5,712)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	13,185	—	13,185	—	13,185
Balance, December 31, 2021	6,799,467	68	4,503,893	45	—	—	—	—	103,900,452	2,369	2,675,154	15,546	(1,072,462)	1,620,720	5,915	1,626,635
Issuance of Common Stock, net	—	—	—	—	—	—	—	—	70,218	1	893	—	—	894	—	894
Issuance of Series B Preferred Stock, net	—	—	191,994	2	—	—	—	—	—	—	4,721	—	—	4,723	—	4,723
Dividends declared:
Common Stock, $1.60 per share	—	—	—	—	—	—	—	—	—	—	—	—	(166,556)	(166,556)	—	(166,556)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,062)	(8,062)	—	(8,062)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	224,662	2	3,087	—	—	3,089	8,983	12,072
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	(53,433)	(1)	(686)	—	—	(687)	—	(687)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(400)	(400)	—	(400)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	12,023	12,023	—	12,023
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(42,794)	—	(42,794)	—	(42,794)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	28,395	—	28,395	—	28,395
Balance, December 31, 2022	6,799,467	68	4,695,887	47	—	—	—	—	104,141,899	2,371	2,683,169	1,147	(1,247,781)	1,439,021	14,898	1,453,919
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,199,832	22	21,867	—	—	21,889	—	21,889
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(138)	—	—	(138)	—	(138)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,677	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share data)

Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:
Common Stock, $1.55 per share	—	—	—	—	—	—	—	—	—	—	—	—	(207,220)	(207,220)	—	(207,220)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,072)	(8,072)	—	(8,072)
Series D Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,437)	(7,437)	—	(7,437)
Series E Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	287,933	3	4,366	—	—	4,369	12,928	17,297
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	(107,030)	(1)	(1,188)	—	—	(1,189)	—	(1,189)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(3,163)	(3,163)	(41)	(3,204)
Net loss	—	—	—	—	—	—	—	—	—	—	—		(211,910)	(211,910)	—	(211,910)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	7,015	—	7,015	—	7,015
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(22,258)	—	(22,258)	—	(22,258)
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(211,910)	$12,023	$11,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	121,313	96,188	94,083
Amortization of intangibles	100,958	57,838	68,993
Amortization of deferred financing costs	8,622	9,494	9,878
Amortization of mortgage discounts	18,916	939	708
Amortization of below-market lease liabilities	(5,865)	(3,531)	(4,358)
Amortization of above-market lease assets	10,582	3,990	3,656
Amortization related to right-of-use assets	886	844	944
Amortization of lease incentives and commissions	861	1,362	761
Unbilled straight-line rent	(10,396)	(9,608)	(5,748)
Termination fee - receipt (unbilled)	—	8,558	(8,753)
Equity-based compensation	17,297	12,072	11,032
Unrealized gains on foreign currency transactions, derivatives, and other	7,286	(9,366)	(6,252)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	(2,439)	—
Loss on extinguishment of debt	1,221	2,040	—
Loss (gain) on dispositions of real estate investments	1,672	(325)	(1,484)
Lease incentive and commission payments	(2,777)	(6,339)	(9,419)
Impairment charges and related lease intangible write-offs	68,684	21,561	17,525
Settlement and consulting costs paid with common stock	21,889	—	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	7,604	(3,684)	4,842
Deferred tax assets	(2,213)	(2,214)	879
Accounts payable and accrued expenses	(9,636)	(3,047)	(3,532)
Prepaid rent	(682)	(4,300)	11,275
Deferred tax liability	(569)	(236)	(3,903)
Net cash, cash equivalents and restricted cash provided by operating activities	143,743	181,820	192,493
Cash flows from investing activities:
Investment in real estate and real estate related assets	(134,101)	(33,894)	(477,393)
Cash used in business combination, net of cash acquired	(451,384)	—	—
Deposits for real estate investments	—	(7,379)	—
Capital expenditures	(47,296)	(29,942)	(7,924)
Proceeds from dispositions of real estate investments	80,882	54,678	48,747
Net cash, cash equivalents and restricted cash used in investing activities	(551,899)	(16,537)	(436,570)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,054,945	180,170	194,375
Repayments on revolving credit facilities	—	—	(78,437)
Proceeds from mortgage notes payable	—	—	137,567
Principal payments on mortgage notes payable	(340,444)	(136,700)	(71,433)
Payments on early extinguishment of debt	(986)	(487)	—
Common shares repurchased upon vesting of restricted stock	(1,188)	(686)	(156)
Common Stock issuance proceeds (costs), net	(138)	894	214,044
Series B Preferred Stock issuance proceeds, net	—	4,723	15,878
Payments of financing costs	(6,750)	(10,116)	(6,467)
Dividends paid on Common Stock	(206,994)	(166,837)	(156,218)
Dividends paid on Series A Preferred Stock	(12,324)	(12,324)	(12,324)
Dividends paid on Series B Preferred Stock	(8,072)	(7,979)	(7,507)
Dividends paid on Series D Preferred Stock	(3,718)	—	—
Dividends paid on Series E Preferred Stock	(2,118)	—
Distributions to non-controlling interest holders	(3,204)	(400)	(10,999)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	469,009	(149,742)	218,323
Net change in cash, cash equivalents and restricted cash	60,853	15,541	(25,754)
Effect of exchange rate changes on cash	(2,899)	(4,407)	(6,628)
Cash, cash equivalents and restricted cash at beginning of period	104,445	93,311	125,693
Cash, cash equivalents and restricted cash at end of period	$162,399	$104,445	$93,311
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents, end of period	$121,566	$103,335	$89,668
Restricted cash, end of period	40,833	1,110	3,643
Cash, cash equivalents and restricted cash, end of period	$162,399	$104,445	$93,311

Supplemental Disclosures:
Cash paid for interest	$136,510	$87,362	$82,151
Cash paid for income taxes	12,500	13,740	16,758
Non-Cash Activity:
RTL mortgages assumed in business combination	$1,740,232	$—	$—
Discount on mortgages assumed in business combination	$(152,777)	$—	$—
RTL senior notes assumed in business combination	$500,000	$—	$—
Discount on senior notes assumed in business combination	$(113,750)	$—	$—
Equity issued in business combination	$1,617,015	$—	$—
Term Loan converted to Revolving Credit Facility	$—	$268,511	$—
Loss on extinguishment of debt	$235	$1,553	$—
Assumed mortgage used to acquire real estate	$—	$—	$38,562

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, the Company focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring The Necessity Retail REIT, Inc. (“RTL”) in September 2023, as further discussed below, the Company acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, the Company was managed by Global Net Lease Advisors, LLC (“Advisor”), who managed the Company’s day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to the Company. On September 12, 2023, the Company internalized its advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (defined below) in the quarter ended September 30, 2023.
As of December 31, 2023, the Company owned 1,296 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 66.8 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.8 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2023, approximately 80% of the Company’s properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2023, the Company’s portfolio was comprised of 32% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 20% Office properties. These represent the Company’s four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2023. The straight-line rent includes amounts for tenant concessions.
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
The Acquisition of The Necessity Retail REIT and the Internalization
On September 12, 2023 (the “Acquisition Date”), the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes (see Note 3 — The Mergers).
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
On the Acquisition Date, after the REIT Merger but prior to the OP Merger, REIT Merger Sub distributed its general partnership interests in RTL OP to the Company. The Company, in turn, contributed its general partnership interests in RTL OP to the OP and, in turn, the OP contributed the general partnership interests in RTL OP to GNL Retail GP, LLC, a newly formed limited liability company that is wholly owned by the OP (“GNL Retail”). By virtue of the OP Merger and without any further action on the part of the OP, (i) GNL Retail became the sole general partner of the surviving company with respect to the OP

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Merger; (ii) all the preferred units of RTL OP held by REIT Merger Sub immediately after the Acquisition Date were cancelled and no payment was made with respect thereto; (iii) the OP continues as the sole limited partner of RTL OP; and (iv) each units of limited partnership interest in the OP designated as “OP Units” (“OP Units”) held by a limited partner of RTL OP other than RTL or any subsidiary of RTL issued and outstanding immediately prior to the Acquisition Date was automatically converted into new OP units in an amount equal to (x) one multiplied by (y) the Exchange Ratio, and each holder of new OP units was admitted as a limited partner of the OP in accordance with the terms of the partnership agreement of the OP. As a result, GNL Retail became the general partner and the OP is now the limited partner of RTL OP.
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the former Advisor, with the former Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the “Internalization Merger”). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both the Company and RTL and the Company assumed both of the Company’s and RTL’s property management agreements and the Company was no longer externally managed. The Company internalized these functions with its own dedicated workforce (see Note 3 — The Mergers for additional information on the Internalization Merger and see Note 12 — Related Party Transactions for additional information on the Internalization Merger).
Transaction Fees
BMO Capital Markets Corp. (“BMO”), the financial advisor to the special committee of the board of directors of the Company (the “Board”) comprised solely of independent directors that was formed by the Board (the “Special Committee”), was paid a fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remaining $27.0 million was paid upon consummation of the Mergers in the quarter ended September 30, 2023. In addition, the Company paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. The Company has reimbursed BMO for its transaction-related expenses, which totaled approximately $0.3 million, and agreed to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
Other Details
For additional details regarding the terms of the Mergers, including the fair value of the consideration paid and the purchase price allocation to the assets and liabilities acquired (see Note 3 — The Mergers). In addition, various other impacts to the Company’s financial statements occurred in connection with the Mergers, which are discussed throughout these financial statements, including:
•The assumption of RTL’s mortgage debt (see Note 5 — Mortgage Notes Payable, Net).
•The repayment of RTL’s credit facility with additional borrowings from the Company’s credit facility, as well as an amendment to the Company’s credit agreement (see Note 6 — Revolving Credit Facility).
•The assumption of RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) (see Note 7 — Senior Notes, Net).
•The issuance of two newly created series of preferred stock that were issued to RTL preferred stockholders (see Note 10 — Stockholders' Equity).
•The issuance of Common Stock to the Blackwells/Related Parties (see Note 10 — Stockholders' Equity).
•The termination of the stockholder rights plan (see Note 10 — Stockholders' Equity).
•The modification of the terms of the multi-year outperformance agreement entered into with the former Advisor in 2021 (the “2021 OPP”) OPP to accelerate the timing for determining whether the award is vested and earned (see Note 2 — Summary of Significant Accounting Policies and Note 13 — Equity-Based Compensation). Any RTL awards of long-term incentive plan units of limited partner interest in the RTL OP (“RTL LTIP Units”) that were earned prior to the Acquisition Date were converted into RTL Class A Common Stock prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see Note 3 — The Mergers).
•The issuance by the OP of units of limited partnership designated as “Class A Units” (“Class A Units”) to the previous holder of RTL’s units of limited partnership designated as “Class A Units” (“RTL Class A Units”) (see Note 10 — Stockholders' Equity).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
•The termination of the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”) (see Note 12 — Related Party Transactions).
•The Company has concluded that, as of September 30, 2023, it operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting).
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, derivative financial instruments, hedging activities, equity-based compensation expenses, income taxes and fair value measurements, as applicable.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of December 31, 2023, these leases had a weighted-average remaining lease term of 6.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2023 and 2022, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $84.3 million and $73.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company’s revenue from tenants included impacts of unbilled rental revenue of $10.4 million, $9.6 million and $5.7 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition of a property, the commencement date is considered to be the date the lease is executed and the tenant has access to the space. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In the Company’s Industrial & Distribution, Single- Tenant Retail and Office segments, in addition to base rent, the Company’s lease agreements generally require tenants to pay for their property operating expenses or reimburse the Company for property operating expenses that the Company incurs (primarily insurance costs and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. In the Company’s Multi-Tenant Retail segment, the Company owns, manages and leases multi-tenant properties where the Company generally pays for the property operating expenses for those properties and most of the Company’s tenants are required to pay their pro rata share of property operating expenses. Under

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2023. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2024	$684,657
2025	644,992
2026	595,743
2027	531,830
2028	456,621
Thereafter	2,153,389
Total	$5,067,232
(1) Assumes exchange rates of £1.00 to $1.27 for British Pounds Sterling (“GBP”), €1.00 to $1.10 for Euro (“EUR”) and $1.00 Canadian Dollar (“CAD”) to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
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
In accordance with the lease accounting rules, the Company records uncollectible amounts as reductions in revenue from tenants. Amounts recorded as reductions of revenue during the year ended December 31, 2023, 2022 and 2021 totaled $3.5 million, $0.7 million and $1.1 million, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2023, the Company had two properties classified as held for sale (see Note 4 — Real Estate Investments, Net for additional information). The Company did not have any assets held for sale as of December 31, 2022.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers which were accounted for as a business combination (see Note 1 — Organization and Note 3 — The Mergers), all of the other acquisitions during the years ended December 31, 2023, 2022 and 2021 were asset acquisitions.
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
The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow, direct capitalization and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, market rent, and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, and the value of in-place leases, as applicable.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of market rent for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2023, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
As of December 31, 2023, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.6 million as of December 31, 2023 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2023. Income of $0.2 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the year ended December 31, 2023.
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
The Company is the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified, as well as land leases and other operating leases that were acquired or entered into in connection with the Mergers. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Deferred leasing commissions are recorded over the terms of the related leases. Amounts related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Amounts related to leasing commissions incurred from the former Advisor are recorded within operating fees to related parties in the consolidated statements of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $121.6 million at December 31, 2023, of which $47.0 million, $32.8 million and $26.6 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2022, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $103.3 million, of which $40.6 million, $19.1 million and $32.3 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $40.8 million and $1.1 million as of December 31, 2023 and 2022, respectively.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluated the company's goodwill upon the completion of the Mergers as we viewed that as a triggering event, and goodwill was not impaired based on that assessment. The Company also performed its annual impairment evaluation during the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on this assessment, the Company determined that the goodwill was not impaired as of December 31, 2023. We will continue to assess for triggering events. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the combined income statement as a reduction to earnings.
The Company recorded goodwill of $25.2 million during the year ended December 31, 2023 related to the Mergers (see Note 3 — The Mergers).
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Revolving Credit Facility (as defined in Note 6 - Revolving Credit Facility) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Deferred Financing Costs, Net
Deferred financing costs, net are costs associated with the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and consist of commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Equity-Based Compensation
The Company has stock-based incentive plans under which its directors, officers, employees, consultants or entities that provide services to the Company are, or have historically been, eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation in the consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met.
The Company has issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and, during the three months ended December 31, 2023, performance stock units (“PSUs”). Also, although none remain outstanding as of December 31, 2023, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued by the Company, see Note 13 — Equity-Based Compensation.
Multi-Year Outperformance Agreement With Former Advisor
On June 2, 2021, the Company entered into the 2021 OPP with the former Advisor.
Under the 2021 OPP, the Company initially recorded equity-based compensation evenly over the requisite service period of approximately 3.1 years beginning on May 3, 2021, the date that the Company’s independent directors approved the award of GNL LTIP Units. However, in connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned, and as a result all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023).
Any RTL LTIP Units that were earned prior to the Acquisition Date were converted by RTL into RTL Class A Common Stock prior to the Acquisition Date and were included in the consideration issued to holders of RTL Class A Common Stock (see Note 3 — The Mergers).
For additional information on the 2021 OPP and the ultimate determination of the vesting of the award on September 11, 2023, see Note 13 — Equity-Based Compensation.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Under accounting guidance, the total equity-based compensation expense calculated is fixed and reflected as a charge to earnings over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, may result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period, however the modification noted above had no incremental value to amortize. The expense for these non-employee awards is included in the equity-based compensation line item of the Company’s consolidated statements of operations.
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
The amount of dividends payable to the Company’s common stockholders is determined by the Board and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
For addition details related to the Company’s income tax expense, as well as recorded deferred tax assets and liabilities, see Note 16 — Income Taxes.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Per Share Data
The Company calculates basic earnings per share of its $0.01 par value per share common stock (“Common Stock”) by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested RSUs, Restricted Shares, and in 2022 and 2021, long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14— Earnings Per Share).
Reportable Segments
As of December 31, 2023, the Company determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU became effective for the Company January 1, 2022, and did not have a material impact on the Company’s consolidated financial statements.
Adopted as of December 31, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company fully adopted this guidance as of June 30, 2023.
Pending Adoption as of December 31, 2023
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 80) — Improvements to Reportable Segment Disclosures. The new standard requires additional disclosures regarding a company’s segments, including enhanced disclosures about significant segment expenses on an annual and interim basis. However, the new standard does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2024 and we don’t expect this to have an impact on its consolidated financial statements as the provisions are related to disclosure only.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2025 and we don’t expect this to have an impact on its consolidated financial statements as the provisions are related to disclosure only.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - The Mergers
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
Fair Value of Consideration Transferred
The following table presents the fair value of the consideration transferred to affect the acquisition:

	Fair Value Calculation
	Shares or Units		Price Used to Calculate Fair Value		Fair Value of Consideration Transferred (In thousands)	Consideration Type
Fair value of Common Stock issued to holders of RTL Class A Common Stock (1)	93,432,946		$11.11	(2)	$1,038,040	Common Stock
Fair value of Common Stock issued upon vesting of certain RTL Restricted Shares	209,906		$11.11	(2)	2,332	Common Stock
Fair value of Common Stock issued to AR Global for the Internalization Merger	29,614,825	(3)	$11.11	(2)	329,021	Common Stock
Fair value of Class A Units issued by the OP to holder of RTL Class A Units	115,857		$11.11	(2)	1,287	Class A Units
Fair value of GNL Series D Preferred Stock issued to holders of RTL Series A Preferred Stock (6)	7,933,711	(4)	$19.61	(4)	155,580	Series D Preferred Stock
Fair value of GNL Series E Preferred Stock to be issued to holders of RTL Series C Preferred Stock (6)	4,595,175	(5)	$19.75	(5)	90,755	Series E Preferred Stock
Total equity consideration					1,617,015
Cash consideration paid to AR Global					50,000	Cash
Cash used to repay RTL’s credit facility at closing of the REIT Merger					466,000	Cash
Total consideration transferred					$2,133,015
___________
(1)Includes RTL LTIP Units earned and converted to RTL Class A Common Stock and certain vested shares of RTL Restricted Shares, both of which occurred prior to the Acquisition Date (see Note 13 — Equity-Based Compensation).
(2) Represents the closing price of GNL’s Common Stock on the Acquisition Date.
(3) The considered value of Common Stock to be issued to AR Global was $325.0 million for the Internalization Merger, and the number of shares issued was valued based on the Company’s 5-day volume-weighted average price as of market close on May 11, 2023. The price used to calculate fair value represents the closing price of GNL’s Common Stock on the Acquisition Date.
(3)Each share of the RTL Series A Preferred Stock was exchanged for one new share of Series D Preferred Stock respectively. The price used to calculate fair value represents the closing price of the RTL Series A Preferred Stock on the Acquisition Date.
(5) Each share of the RTL Series C Preferred Stock was exchanged for one new share of Series E Preferred Stock respectively. The price used to calculate fair value represents the closing price of the RTL Series C Preferred Stock on the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The Company provided a provisional allocation of the fair value of the assets acquired and liabilities assumed in the Mergers in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the three months ended December 31, 2023, measurement period adjustments were determined and recorded as if they had been completed at the Acquisition Date. Future adjustments to the provisional allocation of the fair value of the assets and liabilities acquired in the Mergers, as well as adjustments to the consideration paid may change the determination and amount of goodwill and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The finalization of the Company’s fair value assessments could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the Acquisition Date.
The following table summarizes the provisional amounts recognized for the assets acquired and liabilities assumed as of Acquisition Date, as well as adjustments made in the three months ended December 31, 2023 (measurement period adjustments) to the amounts previously reported in the three months ended September 30, 2023.

(in thousands)	Amounts Recognized as of the Acquisition Date (as previously reported)	Measurement Period Adjustments		Amounts Recognized as of the Acquisition Date (as adjusted)
Assets Acquired:
Land	$954,967	$615		$955,582
Buildings, fixtures and improvements	2,526,810	349		2,527,159
Total tangible assets	3,481,777	964	(1)	3,482,741
Acquired intangible assets:
In-place leases	582,475	(1,045)		581,430
Above-market lease assets	67,718	50		67,768
Total acquired intangible lease assets	650,193	(995)	(1)	649,198
Cash	65,223	(607)	(2)	64,616
Operating lease right-of-use assets	26,407	10		26,417
Prepaid expenses and other assets	60,862	3,507	(3)	64,369
Goodwill	29,817	(4,611)	(4)	25,206
Total assets acquired	4,314,279	(1,732)		4,312,547

Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—		1,587,455
Senior notes, net	386,250	—		386,250
Acquired intangible lease liabilities	76,682	3		76,685
Accounts payable and accrued expenses	86,031	(1,725)	(5)	84,306
Operating lease liabilities	26,407	(10)		26,397
Prepaid rent	18,439	—		18,439
Total liabilities assumed	2,181,264	(1,732)		2,179,532

Total consideration transferred	$2,133,015	$—		$2,133,015
________
(1) These adjustments were recorded to reflect changes in the estimated fair value of tangible and intangible assets, from the initial provisional estimates, due to the receipt of new information.
(2) The decrease in cash was due to the receipt of new information, subsequent to the initial provisional estimates, related to cash acquired as of the Acquisition Date.
(3) The increase in prepaid expenses and other assets was due to the receipt of new information, subsequent to the initial provisional estimates, primarily related to receivables that had previously been deemed uncollectible as of the Acquisition Date.
(4) The decrease in goodwill from the initial provisional valuation reflects the net impact of all measurement period adjustments to the assets acquired and liabilities assumed.
(5) The decrease in accounts payable and accrued expenses was due to the receipt of new information, subsequent to the initial provisional estimates, related to accrued expenses that were estimated as of the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Mergers includes the expected synergies and other benefits that we believe will result from the Internalization Merger and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and the Company has allocated the goodwill to its segments (see Note 15 — Segment Reporting for additional details).
Impact of Acquisition
The following table presents information for RTL that is included in the Company’s consolidated statements of income from the Acquisition Date through the year ended December 31, 2023:

(In thousands)	RTL’s Operations Included in GNL’s Results
Revenue from tenants	$132,506
Net loss	$(22,735)
Pro Forma Information (Unaudited)
The following table presents unaudited supplemental pro forma information as if the Mergers had occurred on January 1, 2022 for the years ended December 31, 2023 and 2022. The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2022, nor is it indicative of the results of operations for future periods.

(In thousands)	Year Ended December 31,
	2023	2022
Pro Forma Revenue from tenants	$815,803	$819,991
Pro Forma Net loss	$(347,046)	$(89,796)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2023, 2022 and 2021, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. With the exception of the Mergers which was treated as a business combination (see Note 3 — The Mergers), all acquisitions in these periods were considered asset acquisitions for accounting purposes.

	Year Ended December 31,			Year Ended December 31,
(Dollar amounts in thousands)	2023			2022	2021
	Business Combination	Asset Acquisitions	Total	Total (All Asset Acquisitions)	Total (All Asset Acquisitions)
Real estate investments, at cost:
Land	$955,582	$9,541	$965,123	$4,176	$62,491
Buildings, fixtures and improvements	2,527,159	73,150	2,600,309	25,938	397,659
Total tangible assets	3,482,741	82,691	3,565,432	30,114	460,150
Acquired intangible lease assets:
In-place leases	581,430	9,231	590,661	4,010	51,700
Above-market lease assets	67,768	40,964	108,732	—	5,728
Below-market lease liabilities	—	—	—	(230)	(1,623)
Total intangible assets and liabilities	649,198	50,195	699,393	3,780	55,805
Cash	64,616	—	64,616	—	—
Right-of-use asset	26,417	1,426	27,843	—	—
Prepaid expenses and other assets	64,369	—	64,369	—	—
Goodwill	25,206	—	25,206	—	—
Total assets acquired	4,312,547	134,312	4,446,859	33,894	515,955
Liabilities Assumed:
Mortgage note payable	1,587,455	—	1,587,455	—	38,562
Senior notes, net	386,250	—	386,250	—	—
Acquired intangible lease liabilities	76,685	211	76,896	—	—
Accounts payable and accrued expenses	84,306	—	84,306	—	—
Operating lease liabilities	26,397	—	26,397	—	—
Prepaid rent	18,439	—	18,439	—	—
Total liabilities assumed	2,179,532	211	2,179,743	—	38,562
Equity issued in acquisitions	1,617,015	—	1,617,015	—	—
Cash paid for acquired real estate investments	$516,000	$134,101	$650,101	$33,894	$477,393
Number of properties purchased (1)	989	9	998	3	25
(1) Amount in 2021 includes one parking lot purchased adjacent to a previously purchased property.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table summarizes the acquisition by property type, listed by reportable segment, during the years ended December 31, 2023, 2022 and 2021:

Property Type	Number of Properties	Square Feet (unaudited)
		(In thousands)
Properties Acquired in 2023:
Industrial & Distribution	31	4,085,826
Multi-Tenant Retail	109	16,375,661
Single-Tenant Retail	851	7,140,274
Office	7	305,912
	998	27,907,673
Properties Acquired in 2022:
Industrial & Distribution	2	232,600
Multi-Tenant Retail	—	—
Single-Tenant Retail	—	—
Office	1	66,626
	3	299,226
Properties Acquired in 2021:
Industrial & Distribution (1)	23	2,268
Multi-Tenant Retail	—	—
Single-Tenant Retail	—	—
Office	2	204
	25	2,472
(1) Represents a parking lot purchased adjacent to a previously purchased property.
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
During the years ended December 31, 2023 and 2022, the Company wrote off certain intangibles related to properties that were evaluated for impairments. The Company also wrote off certain lease intangibles related to one of the properties that was sold in 2022. During the year ended December 31, 2021, the Company wrote off certain lease intangibles related to terminated leases. Please see the “Intangible Lease Assets and Lease Liabilities” section below for additional information on all of these impairments.
Dispositions
During the year ended December 31, 2023, the Company sold eleven properties, ten of which were acquired in the REIT Merger, and recorded a net loss of $1.7 million during the year ended December 31, 2023.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table summarizes the aforementioned properties sold in 2023, 2022 and 2021:

Portfolio	Country/State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2023:
American Car Center	Florida	September 13, 2023	1	47,927
American Car Center	Mississippi	September 21, 2023	1	29,919
TOMs King	Ohio	October 13, 2023	1	4,798
American Car Center	Georgia	October 19, 2023	1	6,425
TOMs King	Ohio	November 1, 2023	1	4,014
American Car Center	Mississippi	November 3, 2023	1	4,889
Truist Bank	North Carolina	November 13, 2023	1	4,156
American Car Center	Alabama	December 1, 2023	1	3,096
Family Dollar	Kentucky	December 6, 2023	1	8,050
O'Charley's	South Carolina	December 6, 2023	1	6,873
Quest Diagnostics	California	December 22, 2023	1	223,894
			11	344,041

Properties Sold in 2022:
Bradford & Bingley	UK	May 6, 2022	1	120,618
Axon	Texas	July 25, 2022	1	26,400
Sagemcom	France	November 30, 2022	1	265,309
			3	412,327
Properties Sold in 2021:
Axon	Texas	October 22, 2021	1	126,114
Encanto	Puerto Rico	November 23, 2021	18	65,262
C&J Energy	Texas	December 10, 2021	1	96,149
Beacon Health	Indiana	December 10, 2021	1	49,712
			21	337,237
Impairment Charges
During the year ended December 31, 2023, the Company recorded aggregate impairment charges of $68.7 million, comprised of the following.
•During the three months ended December 31, 2023, the Company determined that one of its properties located in Scotland (which was owned prior to the REIT Merger) had an estimated fair value that was lower than its carrying value based on the estimated selling price of the property, and as a result, the Company recorded an impairment charge of approximately $1.8 million. Also during three months ended December 31, 2023, the Company determined that two of its properties located in the U.S. (which were acquired in the REIT Merger) had an estimated fair value that was lower than its carrying value based on the estimated selling prices of the properties, and as a result, the Company recorded an impairment charge of approximately $1.2 million.
•During the three months ended September 30, 2023, the Company determined that the fair values of four of its properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These four properties were all owned by the Company prior to the REIT Merger. The Company recorded aggregate impairment charges for these properties, including the impairments to intangible assets noted below, of $65.7 million in the three months ended September 30, 2023, which is recorded in impairment charges in the consolidated statement of operations for the year ended December 31, 2023. The impairment charge in the third quarter of 2023 for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S. were based on the estimated selling prices of the properties.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The impairment charges recorded during the year ended December 31, 2021 of $17.5 million were recorded to adjust the carrying value of three properties to their estimated fair values based on the estimated selling prices of two of our assets; one located in Texas (sold in 2021) and one located in the United Kingdom, which we began marketing for sale in the fourth quarter of 2021, (sold in the second quarter of 2022). The impairments were recorded in the nine months ended September 30, 2021 and quarter ended December 31, 2021 in the amounts of $7.9 million and $9.6 million, respectively.
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
As of December 31, 2023, the Company evaluated its assets for held for sale classification and determined that two properties, both of which were acquired in the Merger, qualified for held for sale treatment based on the Company's accounting policies. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented. One of the properties was subsequently disposed in February 2024 (see Note 17 — Subsequent Events for more information). The Company did not have any assets held for sale as of December 31, 2022.
The following table details the major classes of the assets associated with the properties that the Company determined to be classified as held for sale as of December 31, 2023:

(Dollar amounts in thousands)	December 31, 2023
Real estate investments held for sale, at cost:
Land	$860
Buildings, fixtures and improvements	2,349
Total real estate assets held for sale, at cost	3,209
Less accumulated depreciation and amortization	(21)
Total real estate investments held for sale, net	$3,188
Intangible Lease Assets and Lease Liabilities
The Company recorded impairment charges of approximately $1.0 million on its in-place lease intangible assets and $0.8 million on its above-market lease intangible assets during the year ended December 31, 2023. These impairments were recorded in connection with the four properties that were impaired in the quarter ended September 30, 2023 (as described above).
The Company recorded impairment charges of $0.5 million to its in-place intangible assets and $0.2 million to its below-market lease intangible liabilities, both associated with a real estate investment that it sold during the year ended December 31, 2022.
During the year ended December 31, 2021, the Company terminated some leases with certain tenants and, as a result, the amortization of approximately $2.0 million of in-place lease intangibles related to these leases was accelerated. This amount is recorded in depreciation and amortization in the Company’s consolidated statements of operations for the year ended December 31, 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$1,215,443	$436,249	$779,194	$654,108	$367,315	$286,793
Above-market leases	144,538	32,724	111,814	35,167	22,194	12,973
Total acquired intangible lease assets	$1,359,981	$468,973	$891,008	$689,275	$389,509	$299,766
Intangible liabilities:
Below-market leases	$120,022	$24,212	$95,810	$42,745	$18,195	$24,550
Total acquired intangible lease liabilities	$120,022	$24,212	$95,810	$42,745	$18,195	$24,550
Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2023 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2024	2025	2026	2027	2028
In-place leases	6.3	$171,604	$136,470	$107,900	$84,570	$62,644
Total to be included as an increase to depreciation and amortization		$171,604	$136,470	$107,900	$84,570	$62,644

Above-market lease assets	7.5	$18,142	$15,836	$13,860	$12,588	$10,238
Below-market lease liabilities	12.9	(11,605)	(10,613)	(9,145)	(8,214)	(6,952)
Total to be included as an increase (decrease) to revenue from tenants		$6,537	$5,223	$4,715	$4,374	$3,286
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2023 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2023. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31, 2023, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2023, 2022 and 2021.

	December 31,
Country / U.S. State	2023	2022	2021
United States	79.7%	63.9%	59.2%
Michigan	8.4%	15.5%	14.5%
United Kingdom	11.1%	17.4%	21.5%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 5 — Mortgage Notes Payable, Net
In connection with the REIT Merger, the Company assumed all of RTL’s mortgage notes payable as of the Acquisition
Date. Mortgage notes payable, net as of December 31, 2023 and 2022 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2023	December 31, 2022				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$81,695	$79,232	2.4%	(3)	Fixed/Variable	Feb. 2029	Feb. 2029

Germany	Germany Properties	—	—	55,140	—%	(4)	N/A	N/A	N/A

Luxembourg/ The Netherlands:	Benelux Properties	3	129,752	128,485	1.4%		Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	8	211,447	262,857

United Kingdom:	McLaren	3	128,587	122,182	6.1%		Fixed	Apr. 2024	Apr. 2024
	United Kingdom Properties - Bulk Loan	—	—	194,320	—%	(5)	N/A	N/A	N/A
	Total GBP denominated	3	128,587	316,502

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(6)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	204,000	3.7%	(6)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	97	110,815	—	3.8%	(7)	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	101	119,409	—	4.5%	(7)	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	43	50,971	—	2.2%	(7)	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	44	88,041	—	2.8%	(7)	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	32	34,997	—	3.1%	(7)	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	33	54,995	—	3.7%	(7)	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	359	697,595	—	3.8%	(7)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	—	4.3%	(7)	Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	—	4.1%	(7)	Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	4	25,000	—	4.5%	(7)	Fixed	Feb. 2024	Feb. 2024
	McGowin Park	1	39,025	—	4.1%	(7)	Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	—	6.5%	(7)	Fixed	Sept. 2033	Sept. 2033
	Total USD denominated	830	2,325,349	665,330
	Gross mortgage notes payable	841	2,665,383	1,244,689	4.2%
	Mortgage discount		(140,403)	(1,207)	—
	Deferred financing costs, net of accumulated amortization (8)		(7,112)	(10,401)	—
	Mortgage notes payable, net	841	$2,517,868	$1,233,081	4.2%
__________
(1)Amounts borrowed in local currency are translated at the spot rate in effect at the applicable reporting date.
(2)The Company determines an anticipated repayment date when the terms of a debt obligation provide for earlier repayment than the legal maturity and when the Company expects to repay such debt obligations earlier due to factors such as elevated interest rates or additional principal payment requirements.
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor. Euribor rate in effect as of December 31, 2023. This loan was extended from its original maturity date of February 2024 to February 2029 (see Note 17 — Subsequent Events for more information).
(4)This loan was repaid in the quarter ended June 30, 2023 and the five properties were added to the borrowing base of the Revolving Credit Facility (as defined below). Prior to its repayment, the loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.
(5)This loan was repaid in the quarter ended June 30, 2023 and the 41 properties were added to the borrowing base of the Revolving Credit Facility (as defined below). Prior to its repayment, this loan was 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(6)The borrower’s (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(7)These mortgages were assumed from RTL pursuant to the terms of the REIT Merger Agreement.
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

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2023:

(In thousands)	Future Principal Payments (1)
2024	$405,240
2025	698,775
2026	110,287
2027	163,191
2028	531,229
Thereafter	756,661
Total	$2,665,383
______
(1)Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.10 for EUR as of December 31, 2023 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of December 31, 2023 was $4.9 billion, and approximately $4.8 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not available to serve as collateral for future borrowings.
Mortgage Covenants
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2023, there were certain covenants that the Company was not in compliance with (as discussed below) however, there were no uncured defaults or events of default. The Company was in compliance with all of its other financial covenants under its mortgage notes payable agreements.
Benelux Properties
During the three months ended June 30, 2023, the borrower entities under the mortgage loan which is secured by three of the Company’s properties in Luxembourg and The Netherlands did not maintain the required loan-to-value ratio and a cash trap event under the loan occurred. The event triggering the cash sweep was not, however, an event of default. As a result, €2.4 million was swept and had been retained by the lender, and during the three months ended September 30, 2023, the Company repaid approximately €2.5 million (approximately $2.7 million at the time of payment) of principal on this mortgage using cash that was previously swept and retained by the lender. In January 2024, the Company repaid approximately €9.8 million (approximately $10.6 million at the time of payment) of principal on this mortgage (see Note 17 — Subsequent Events for additional information). The repayment was comprised of €6.5 million (approximately $7.2 million as of December 31, 2023) that was swept and retained by the lender as of December 31, 2023, and the incremental cash trapped through the January 2024 payment date. The cash trap event is now cured as the required loan-to-value ratio was restored due to these principal repayments.
Multi-Tenant Mortgage Loan III
During the three months ended December 31, 2020, a tenant failed to renew its lease triggering a cash sweep event under one of the Company’s mortgage loans secured by seven of the Company’s properties with a balance of $98.5 million as of December 31, 2023. The event triggering the cash sweep was not, however, an event of default. During the quarter ended March 31, 2021, the Company cured the cash sweep event through one of the available options under the loan by putting a $3.2 million letter of credit in place (subject to future increase under the terms of the loan agreement, to a maximum amount of $7.4 million). During the three months ended September 30, 2021, the amount of the letter of credit was increased by an additional $4.2 million, resulting in the lender holding the $7.4 million maximum amount in respect to this obligation as of September 30, 2021. This $7.4 million letter of credit is being held by the lender until such time the Company is able to find a suitable replacement tenant and it reduces the availability for future borrowings under the Revolving Credit Facility.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The borrower entities under the same mortgage loan, based upon a review conducted during the three months ended June 30, 2022, identified that during the three months ended March 31, 2022, the borrowers failed to maintain the debt service coverage ratio required by the loan agreement for such period (a “DSCR Sweep Trigger”). Such failure, upon delivery of notice of the same by the lender, triggered a separate cash sweep event under the loan. A DSCR Sweep Trigger is not an event of default and instead triggers a cash sweep. The lender notified the borrower entities of the occurrence of the DSCR Sweep Trigger under the loan for the three-months ended March 31, 2022 and the continuance of such DSCR Sweep Trigger for the three months ended June 30, 2022. Per the loan agreement the Company can cure the cash sweep resulting from a DSCR Sweep Trigger by delivering a letter of credit in the face amount of the excess cash flow for the trailing three months immediately preceding the date of the DSCR Sweep Trigger. Such letter of credit is recalculated and increased (but never decreased) every three-month period until such time as the borrowers demonstrate compliance with the debt service coverage ratio required by the loan for a period of two consecutive calendar quarters. The Company cured the cash sweep resulting from the DSCR Sweep Trigger referenced above for the relevant periods by delivering a letter of credit to the lender in the face amount of approximately $0.9 million. The face value of such letter of credit was thereafter incrementally increased by an aggregate of $3.8 million to reflect the continuance of the DSCR Sweep Trigger for the three months ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. The DSCR Sweep Trigger remained in place for the quarter ended December 31, 2023 and the Company intends to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $0.9 million as required by the terms of the loan agreement. Such letter of credit is held by the lender, and the Company expects to maintain the effectiveness of the cash sweep cure by future increases to the face value of such letter of credit on a quarterly basis, in each case in accordance with the terms of the loan agreement, until such time as the Company restores compliance with the debt service coverage ratio required by the loan agreement for the requisite two-calendar-quarter time period. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Also, during the three months ended September 30, 2023, a separate tenant failed to deliver notice of renewal of its lease within the timeframe required under the same mortgage loan, triggering a cash sweep event. The event triggering the cash sweep was not, however, an event of default. The Company cured the cash sweep event through one of the available options under the loan by putting a $1.0 million letter of credit in place (subject to future increase under the terms of the loan agreement to a maximum amount of $2.7 million). The cash sweep remained in place for the quarter ended December 31, 2023 and the Company intends to cure the cash sweep that would otherwise result from such continuance by further increasing the letter of credit by an additional $1.3 million as required by the terms of the loan agreement. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, the Company secures a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Mortgage Loan II
During the three months ended September 30, 2023, a tenant failed to deliver notice of renewal of its lease within the timeframe required under one of the Company’s mortgage loans securing 12 of the Company’s properties with a balance of $210.0 million as of December 31, 2023, triggering a cash sweep event thereunder. The event triggering the cash sweep was not, however, an event of default. The Company cured the cash sweep event through one of the available options under the loan by putting a $0.8 million letter of credit in place. This letter of credit is being held by the lender until such time as either (i) renewal of the existing lease with the current tenant is confirmed or (ii) following formal non-renewal by the current tenant, the Company secures a suitable replacement tenant for the property. For so long as it remains outstanding, the face value of such letter of credit will represent a dollar-for-dollar reduction to availability under the Revolving Credit Facility for future borrowings.
Multi-Tenant Mortgage Loan IV
During the three months ended September 30, 2021, a tenant exercised its right to terminate its lease effective December 31, 2022. Notice of the termination triggered a lease sweep event, which began in the fourth quarter of 2021, under one of the Company’s mortgage loans secured by this property. This was not, however, an event of default. The mortgage loan had a balance of $97.5 million as of December 31, 2023 and it encumbers 16 properties, including this property. Pursuant to the terms of the loan agreement, the lender has swept all cash flow attributable to the lease that triggered the lease sweep event into a rollover reserve account not to exceed an aggregate cap of $0.8 million, which has been met. This reserve is being held by the lender who is required to make the reserve funds available to the Company to fund re-tenanting expenses for the property. The lease sweep event will be cured under the loan agreement if and when the Company leases the space to a new tenant approved by the lender and, at such time, any amounts remaining in the rollover reserve account in respect of the lease sweep event will be released to the Company.
Multi-Tenant Mortgage Loan V
During the three months ended December 31, 2023, the Company completed an arm’s length sale of a major tenant property encumbered on one of the Company’s mortgage loans secured by eleven of the Company’s properties with a balance

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
of $204 million as of September 30, 2023. In connection with the sale the major tenant property was released from the encumbrance of the loan and the balance of such loan was reduced to $139.8 million as of December 31, 2023. While processing such paydown and release with the lender, the lender independently determined that the failure by the associated major tenant to renew its lease during the 12-month period prior to lease expiration constituted a major tenant cash sweep event under the loan agreement and implemented an ongoing cash sweep on the loan (subject in all cases to the cap described below). As of December 31, 2023, the lender has swept excess cash flow from the properties on the loan totaling $5.4 million to a major tenant reserve escrow account established in connection with the alleged major tenant cash sweep event. The loan agreement caps the amount that may be swept in connection with this alleged major tenant cash sweep event at $9.0 million. Upon accumulation of the full capped amount in the major tenant reserve escrow account the ongoing sweep associated with such major tenant cash sweep event will stop and excess cash flow in excess of the capped amount will be released to the Company. This alleged major tenant cash sweep event was not, however, an event of default. As the major tenant property and lease associated with the alleged major tenant cash sweep event has been released from the loan collateral (with the principal balance of the loan significantly reduced in connection with such release in accordance with the terms of the loan agreement) the Company disagrees with the lender’s decision to implement a major tenant cash sweep event under these circumstances and are vigorously pursuing cancellation of the cash sweep and release of all amounts current held in the major tenant reserve escrow account as soon as possible with the master servicer and special servicer of the loan.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of December 31, 2023 and 2022 under the credit agreement with KeyBank National Association, as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations under RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
The amendment to the Credit Agreement also includes modifications to the change of control events to reflect the changes to the composition of the Board and management of the Company following the REIT Merger and other modifications to account for multi-tenant properties for the credit support of additional eligible unencumbered properties that are owned by the subsidiaries of RTL OP that serve as guarantors under the Credit Agreement.
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

	December 31, 2023					December 31, 2022
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD (6)
Revolving Credit Facility	$1,744,182	$1,030,962	£261,000	€319,075	$38,000	$669,968	$287,000	£57,000	€267,075	$38,000
(1)Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.23 for EUR and $1.00 CAD to $0.74 as of December 31, 2022 for illustrative purposes, as applicable.
(3)The USD portion of the Revolving Credit Facility is 29% fixed via swaps and, as of December 31, 2023, had a weighted-average effective interest rate of 7.0% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 100% variable and, as of December 31, 2023, had a weighted-average effective interest rate of 7.1%.
(5) The EUR portion of Revolving Credit Facility is 100% fixed via swaps and, as of December 31, 2023, had a weighted-average effective interest rate of 2.0% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of December 31, 2023, had a weighted-average effective interest rate of 7.3%.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Credit Agreement - Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2023, the Revolving Credit Facility had a weighted-average effective interest rate of 6.0% after giving effect to interest rate swaps in place.
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
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of December 31, 2023, approximately $14.2 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Credit Agreement contains events of default relating to customary matters, including, among other things, payment defaults, covenant defaults, breaches of representations and warranties, events of default under other material indebtedness, material judgments, bankruptcy events and change of control events, such as certain changes to the composition of the Board and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
Under the terms of the Credit Agreement, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company is permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company will only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes. From and after the time the Company obtains and continues to maintain an investment grade rating, the limitation on distributions discussed above will not be applicable. The Company used the exception to pay dividends that were between 100% of Adjusted FFO to 105% of Adjusted FFO during the quarter ended on June 30, 2020, and may use this exception in the future.
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
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) have guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement is required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Revolving Credit Facility pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. For any Guarantor subsidiary of the OP, this guarantee will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.

Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

	December 31,
(In thousands)	2023	2022
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(5,491)	(6,878)
3.75% Senior Notes, net	494,509	493,122

4.50% Senior Notes
Aggregate principal amount	500,000	—
Less: Discount	(108,464)	—
4.50% Senior Notes, net	391,536	—

Senior Notes, Net	$886,045	$493,122

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
3.75% Senior Notes
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the 3.75% Senior Notes (the “3.75% Senior Note Guarantors”) entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (the “Indenture”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.75% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity.
The 3.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the subsidiaries of each Issuer that are guarantors under the Revolving Credit Facility (the “3.75% Senior Note Guarantees”). Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guarantees indebtedness under the Revolving Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, is required to execute a 3.75% Senior Note Guarantee. Under certain circumstances, the 3.75% Senior Note Guarantors may be automatically released from their 3.75% Senior Note Guarantees without the consent of the holders of the 3.75% Senior Notes.
The 3.75% Senior Notes are redeemable at the option of the Issuers, in whole at any time or in part from time to time, in each case prior to September 15, 2027, for cash, at a redemption price equal to the greater of (i) 101% of the principal amount of the 3.75% Senior Notes to be redeemed or (ii) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 3.75% Senior Notes to be redeemed that would be due if the 3.75% Senior Notes matured on September 15, 2027 (exclusive of unpaid interest accrued to, but not including, the date of redemption) discounted to the date of redemption on a semi-annual basis at the treasury rate plus 50 basis points, plus, in each case, unpaid interest, if any, accrued to, but not including, the date of redemption. In addition, at any time on or after September 15, 2027, the 3.75% Senior Notes will be redeemable, at the option of the Issuers, in whole at any time or in part from time to time, for cash, at a redemption price equal to 100% of the principal amount of the 3.75% Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the Indenture) occurs, the Issuers will be required to make an offer to purchase the 3.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Issuers will be required to make an offer to purchase the 3.75% Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The Indenture contains covenants that, among other things, limit the ability of the Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the 3.75% Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the Indenture has occurred and is continuing, many of the covenants in the Indenture will be suspended or become more lenient and may not go back into effect.
The Indenture contains customary events of default which could, subject to certain conditions, cause the 3.75% Senior Notes to become immediately due and payable. As of December 31, 2023, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
In connection with the REIT Merger, the Company and the OP assumed and became a guarantor under RTL’s 4.50% Senior Notes (the “4.50% Senior Note Issuers”). The assumption and guarantees made by the Company, the OP and their subsidiaries (the “4.50% Senior Note Guarantors”) were made pursuant to a supplemental indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value on the Acquisition Date of the Mergers, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The 4.50% Senior Notes are fully and unconditionally guaranteed by the 4.50% Senior Note Guarantors (the “4.50% Senior Note Guarantees”). Subject to certain exceptions, each future subsidiary of each 4.50% Senior Note Issuer that subsequently guarantees indebtedness under the Revolving Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the 4.50% Senior Note Issuers or a 4.50% Senior Note Guarantor will be required to execute a 4.50% Senior Note Guarantee. Under certain circumstances, the 4.50% Senior Note Guarantors may be automatically released from their 4.50% Senior Note Guarantees without the consent of the holders of the 4.50% Senior Notes.
The 4.50% Senior Notes and the 4.50% Senior Note Guarantees are senior unsecured obligations of the 4.50% Senior Notes Issuers and each 4.50% Senior Note Guarantor and are equal in right of payment with all of the other existing and future senior unsecured indebtedness of the 4.50% Senior Notes Issuers and each 4.50% Senior Note Guarantor, including their obligations under the Revolving Credit Facility, senior in right of payment to any indebtedness that by its terms is expressly subordinated to the 4.50% Senior Notes and the 4.50% Senior Note Guarantees, effectively subordinated to all of the existing and future secured indebtedness of the 4.50% Senior Notes Issuers and each Guarantor to the extent of the value of the collateral securing such debt and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary of the 4.50% Senior Notes Issuers that do not guarantee the 4.50% Senior Notes.
The 4.50% Senior Notes are redeemable at the option of the 4.50% Senior Notes Issuers, in whole at any time or in part from time to time, in each case prior to June 30, 2028, for cash, at a redemption price equal to the greater of (i) 101% of the principal amount of the 4.50% Senior Notes to be redeemed or (ii) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if the Senior Notes matured on June 30, 2028 (exclusive of unpaid interest accrued to, but not including, the date of redemption) discounted to the date of redemption on a semi-annual basis at the treasury rate plus 50 basis points, plus, in each case, unpaid interest, if any, accrued to, but not including, the date of redemption. In addition, at any time on or after June 30, 2028, the 4.50% Senior Notes will be redeemable, at the option of the Issuers, in whole at any time or in part from time to time, for cash, at a redemption price equal to 100% of the principal amount of the 4.50% Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the original indenture) occurs, the 4.50% Senior Notes Issuers will be required to make an offer to purchase the 4.50% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the 4.50% Senior Notes Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Senior Notes Issuers will be required to make an offer to purchase the 4.50% Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The supplemental indenture contains covenants that, among other things, limit the ability of the 4.50% Senior Notes Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Senior Notes Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the 4.50% Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the Indenture has occurred and is continuing, many of the covenants in the Indenture will be suspended or become more lenient and may not go back into effect.
The supplemental indenture contains customary events of default which could, subject to certain conditions, cause the 4.50% Senior Notes to become immediately due and payable.
As of December 31, 2023, the Company and the issuers under the supplemental indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
December 31, 2023
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those instruments fall.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$(1,569)	$—	$(1,569)
Interest rate swaps, net (USD, GBP & EUR)	$—	$7,039	$—	$7,039
December 31, 2022
Foreign currency forwards, net (GBP & EUR)	$—	$6,174	$—	$6,174
Interest rate swaps, net (USD, GBP & EUR)	$—	$30,777	$—	$30,777
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2023.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of December 31, 2023 and 2022 were $2.7 billion and $1.2 billion, respectively. The fair value of gross mortgage notes payable as of December 31, 2023 and 2022 was $2.5 billion and $1.2 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of December 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion. As of December 31, 2022 the advances to the Company under the Revolving Credit Facility had a carrying value of $670.0 million and a fair value of $672.6 million.
•As of December 31, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $416.3 million. As of December 31, 2022, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $417.9 million.
•As of December 31, 2023, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $422.5 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022:

		December 31,
(In thousands)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(2,110)	$—
Interest rate “pay-fixed” swaps (GBP)	Derivative assets, at fair value	—	4,200
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	5,987	19,347
Total		$3,877	$23,547
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$878	$4,091
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,906)	(29)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	588	2,411
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(1,129)	(299)
Interest rate swaps (EUR)	Derivative assets, at fair value	3,162	7,230
Total		$1,593	$13,404
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the second quarter of 2022 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a gain of $2.4 million in the three months ended June 30, 2022 and is recorded in unrealized income on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated income statement for the year ended December 31, 2022. During the next 12 months ending December 31, 2024, the Company estimates that an additional $7.6 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
As of December 31, 2023 and 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2023		2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	45	$229,752
Interest rate “pay-fixed” swaps (EUR) (1)	11	308,233	16	343,055
Interest rate “pay-fixed” swaps (USD)	5	300,000	—	—
Total	16	$608,233	61	$572,807
_____
(1) The Company entered into four additional interest rate swaps for a notional amount of approximately €250 million ($276.0 million as of December 31, 2022) in July 2022 to replace existing swaps set to expire, which are not yet effective until August 1, 2024 and therefore, are not included in the notional amount in the table above.

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Amount of (loss) gain recognized in AOCI from derivatives	$(5,100)	$27,896	$6,228
Amount of gain (loss) reclassified from AOCI into income as interest expense	$15,744	$(5)	$(6,980)
Total interest expense recorded in the consolidated statements of operations	$179,411	$97,510	$94,345
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2023 and 2022 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2023 and 2022, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign-currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. There were no undesignated excess positions at any time during the years ended December 31, 2023, 2022 and 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss of $3.7 million, a gain of $18.6 million and a gain of $5.8 million on the non-designated hedges for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023 and 2022, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2023		December 31, 2022
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	29	$54,745	30	$53,833
Foreign currency forwards (EUR - USD)	28	41,952	39	50,323
Interest rate swaps (EUR)	3	154,062	3	149,418
Total	60	$250,759	72	$253,574
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023 and 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2023	$10,615	$(5,145)	$—	$5,470	$—	$—	$5,470
December 31, 2022	$37,279	$(328)	$—	$36,951	$—	$—	$36,951
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
As of December 31, 2023, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of December 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 10 — Stockholders' Equity
Common Stock
As of December 31, 2023 and 2022, the Company had 230,885,197 and 104,141,899, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding RSUs and PSUs in 2023 and excluding RSUs and GNL LTIP Units in 2022. RSUs and PSUs may be settled in shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement having an aggregate offering price of up to $285.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering price up to $500.0 million ($285.0 million was sold under the previous registration statement).
•The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the year ended December 31, 2023.
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
•123,257,677 shares of Common Stock,
•7,933,711 shares of newly created Series D Preferred Stock (see “Preferred Stock” section below) and
•4,595,175 shares of newly created Series E Preferred Stock (see “Preferred Stock” section below).
In addition, the OP issued 115,857 Class A Units to the previous owner of RTL Class A Units.
Common Stock Issued Under the Cooperation Agreement and Other Arrangements
On June 4, 2023, the Company entered into a Cooperation Agreement and Release (the “Cooperation Agreement”) with Blackwells Capital LLC, an affiliate of Blackwells Onshore I LLC, and certain others involved with the 2023 proxy solicitation (collectively “Blackwells/Related Parties”) and related litigation which began in December 2022. Under the Cooperation Agreement, all parties agreed to dismiss, with prejudice, any ongoing litigation.
As part of the Cooperation Agreement, the Company issued Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting and advisory services. Under the Cooperation Agreement, the Company issued 495,000 shares of Common Stock to the Blackwells/Related Parties on July 11, 2023 as a settlement fee. As a result of these shares being issuable as of June 30, 2023, the Company recorded expense and an increase to additional paid-in capital of $4.9 million in the three months ended June 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the year ended December 31, 2023. Also, on September 12, 2023, the Company issued 1,600,000 shares of Common Stock to the Blackwells/Related Parties as consideration for consulting and advisory services performed pursuant to the Cooperation Agreement, including corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, analysis prior to the Acquisition Date. As a result, the Company recorded expense and an increase to additional paid-in capital of $15.9 million in the three months ended September 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the year ended December 31, 2023.
Also, the Company reimbursed Blackwells $8.8 million of expenses in June 2023, which is recorded in settlement costs in the consolidated statements of operations for the year ended December 31, 2023.
In addition, on June 30, 2023, the Company entered into an agreement with an unaffiliated third party to provide certain advisory services to the Company related to the Mergers. In exchange for these services, the Company issued 45,579 shares of Common Stock to the third party on July 13, 2023 as a non-refundable retainer and recorded expense and an increase to additional paid-in-capital of $0.5 million. Also, in October, 2023 the Company issued an additional 59,253 shares of Common Stock to the same third party, upon completion of the third party’s services, and recorded expense and an increase to additional paid-in-capital of $0.6 million.
As more fully discussed in Note 13 — Equity-Based Compensation, as of September 11, 2023, the end of the performance period applicable to the 2,500,000 GNL LTIP Units granted to the former Advisor pursuant to the 2021 OPP, a total of 883,750 of the GNL LTIP Units were earned and became vested and the remainder were forfeited. The earned GNL LTIP Units were subsequently converted into an equal number of shares of Common Stock on the Acquisition Date. As a result, the Company recorded a reclassification of $27.7 million from non-controlling interests to additional paid-in-capital.
Other Common Stock Activity
During the first quarter of 2021, the cancellation of 8,668 shares of Common Stock that had been forfeited in a prior period was effectuated, which reduced the Common Stock outstanding as of December 31, 2021. The cancellation of these shares is presented in the consolidated statement of stockholders' equity in the issuance of common stock, net line item.
As of June 2 2021, the end of the performance period applicable to the 2,554,930 LTIP Units granted to the former Advisor pursuant to the multi-year outperformance agreement entered into with the former Advisor in 2018 (“2018 OPP”), a total of 2,135,496 of these LTIP Units were earned and became vested and the remainder were forfeited. The earned LTIP Units were subsequently converted into an equal number of OP Units. On June 17, 2021, the former Advisor exercised its right to redeem these OP Units for, at the Company’s option, cash or shares of Common Stock on a one-for-one basis. On the same day, the Board elected to satisfy the OP’s redemption obligation by issuing shares of Common Stock to the former Advisor. The shares were issued to the former Advisor on June 18, 2021. As a result, the Company recorded a reclassification of $25.3 million from non-controlling interests to additional paid-in-capital during the second quarter of 2021.
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
The Company is authorized to issue up to 40,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its Series Preferred Stock as of December 31, 2023 and 2022. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2023 and 2022.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its Series B Preferred Stock as of December 31, 2023 and 2022. The Company had 4,695,887 and 4,695,887 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2023 and 2022, respectively.
•The Company has classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”), as of December 31, 2023. No shares of Series C Preferred Stock were issued and outstanding as of December 31, 2023 and 2022. On February 26, 2024, the Company reclassified and redesignated each of the 100,000 shares of Series C Preferred Stock into 100,000 shares of unclassified and undesignated Preferred Stock.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of December 31, 2023. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of December 31, 2023.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of December 31, 2023. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of December 31, 2023.
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
•During the year ended December 31, 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
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
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2023. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations.
The Series A Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
If dividends on any outstanding shares of Series A Preferred Stock have not been paid for six or more quarterly periods, holders of Series A Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, will have the exclusive power, voting together as a single class, to elect two additional directors until all accrued and unpaid dividends on the Series A Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series A Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2023. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations.
The Series B Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
If dividends on any outstanding shares of Series B Preferred Stock have not been paid for six or more quarterly periods, holders of Series B Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series B Preferred Stock, including the Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, will be entitled to vote together as a single class, will have the exclusive power, voting together as a single class, to elect two additional directors until all accrued and unpaid dividends on the Series B Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series B Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend our charter to materially and adversely change the terms of the Series B Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series B Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series B Preferred Stock, including the Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. Other than the limited circumstances described above and in the Series B Articles Supplementary, holders of Series B Preferred Stock do not have any voting rights.
Series D Preferred Stock - Terms
Holders of Series D Preferred Stock are entitled to cumulative dividends at a rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series D Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series D Preferred Stock is redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control, (each as defined in the articles supplementary governing the terms of the Series D Preferred Stock (the “Series D Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series D Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series D Preferred Stock will have certain rights to convert Series D Preferred Stock into shares of Common Stock.
The Series D Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series A Preferred Stock, Series B Preferred Stock and Series E Preferred Stock.
If dividends on any outstanding shares of Series D Preferred Stock have not been paid for six or more quarterly periods, holders of Series D Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series D Preferred Stock, including the Series A Preferred Stock, Series B Preferred Stock and Series E Preferred Stock, will have the exclusive power, voting together in a single class, to elect two additional directors until all accrued and unpaid dividends on the Series D Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series D Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series D Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series D Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series D Preferred Stock, including the Series A Preferred Stock, Series B Preferred Stock and Series E Preferred Stock. Other than the limited circumstances described above and in the Series D Articles Supplementary, holders of Series D Preferred Stock do not have any voting rights.
Series E Preferred Stock - Terms
Holders of Series E Preferred Stock are entitled to cumulative dividends in the amount of 7.375% of the $25.00 liquidation preference per share per annum. The Series E Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after December 18, 2025, at any time and from time to time, the Series E Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series E Preferred Stock (the “Series E Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series E Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series E Preferred Stock will have certain rights to convert Series E Preferred Stock into shares of Common Stock.
The Series E Preferred Stock ranks senior to Common Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with the Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.
If dividends on any outstanding shares of Series E Preferred Stock have not been paid for six or more quarterly periods, holders of Series E Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series E Preferred Stock, including the Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock, will have the exclusive power, voting together in a single class, to elect two additional directors until all accrued and unpaid dividends on the Series E Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series E Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series E Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series E Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series E Preferred Stock, including the Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. Other than the limited circumstances described above and in the Series E Articles Supplementary, holders of Series E Preferred Stock do not have any voting rights.
Dividends
Common Stock Dividends
In connection with the Mergers, in October 2023, the Board approved a new annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at the new rate occurred on October 16, 2023. During the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, the Company paid dividends at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
On February 26, 2024, the Board approved a dividend policy that will reduce the Company’s future Common Stock dividend rate and the Company expects the next formal declaration of Common Stock dividends to be $0.275 per share on a quarterly basis ($1.10 annualized). The new Common Stock dividend rate will become effective upon the next formal dividend declaration, which is expected to be declared in April 2024. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage.
Dividends authorized by the Board and declared by the Company are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Board may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on OP Units and LTIP Units as dividends. In addition, see Note 6 — Revolving Credit Facility for additional information on the restrictions on the payment of dividends and other distributions imposed by the Revolving Credit Facility.
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2023		2022		2021
Return of capital	$1.55	100.0%	$1.60	100.0%	$1.01	63.5%
Ordinary dividend income	—	—%	—	—%	0.58	36.5%
Total	$1.55	100.0%	$1.60	100.0%	$1.59	100.0%
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the year ended December 31, 2023 on the Series A Preferred Stock were considered 100% return of capital and dividends paid during the years ended December 31, 2022 and 2021 on the Series A Preferred Stock were considered 69.9% and 100% ordinary dividend income, respectively.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the year ended December 31, 2023 on the Series B Preferred Stock were considered 100% return of capital and all dividends paid during the years ended December 31, 2022 and 2021 on the Series B Preferred Stock were considered 69.9% and 100% ordinary dividend income, respectively.
Series D Preferred Stockholders
Dividends on the Company’s Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during 2023 on the Series D Preferred Stock were considered 100% return of capital.
Series E Preferred Stockholders
Dividends on the Company’s Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during 2023 on the Series E Preferred Stock were considered 100% return of capital.
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
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of December 31, 2023, the Company leases land under 18 ground leases (two of which were acquired in the first quarter of 2023 and seven of which were acquired in the REIT Merger) associated with certain properties. In addition, the Company has two operating leases that were entered into in connection with the Mergers. The aggregate durations for the ground leases and operating leases range from 1.5 to 120 years as of December 31, 2023.
As of December 31, 2023 and 2022, the Company’s balance sheet includes ROU assets of $77.0 million and $49.2 million, respectively, and operating lease liabilities of $48.4 million and $21.9 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of December 31, 2023, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.7 years and a weighted-average discount rate of 6.05% . For the years ended December 31, 2023, 2022 and 2021, the Company paid cash of approximately $2.3 million, $1.3 million and $1.4 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expense of $1.4 million, $1.3 million and $1.4 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table reflects the base cash rental payments due from the Company as of December 31, 2023:

(In thousands)	Future Base Rent Payments (1)
2024	$4,196
2025	3,465
2026	3,348
2027	3,375
2028	3,402
Thereafter	79,000
Total minimum lease payments (2)	96,786
Less: Effects of discounting	(48,417)
Total present value of lease payments	$48,369
(1) Assumes exchange rates of £1.00 to $1.27 for GBP and €1.00 to $1.10 for EUR as of December 31, 2023 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Related Party Transactions
Prior to the consummation of the Internalization Merger on September 12, 2023, the Company had retained the former Advisor to manage the Company’s affairs on a day-to-day basis and the Company’s properties were managed and leased to third parties by the Property Manager. Prior to the Internalization Merger on September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global, and these related parties had historically received compensation and fees for various services provided to the Company.
The consummation of the Internalization Merger on September 12, 2023 resulted in the internalization of the management of the Company with its own dedicated workforce, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the former Advisor pursuant to the Advisory Agreement and (ii) RTL’s existing arrangement for advisory management services provided by the RTL Advisor and assuming (i) the Company’s existing arrangement for property management services provided by the Property Manager and (ii) RTL’s existing arrangement for property management services provided by the RTL Property Manager. All assets and contracts (including leases) necessary or desirable in the judgment of the Company and to conduct the business of the Company following the Mergers and all desired employees were placed into subsidiaries of AR Global that were merged with subsidiaries of the Company upon the completion of the Internalization Merger. As a result of the completion of the Internalization Merger, and termination of the contracts noted above, beginning of the Acquisition Date, the Company longer incur fees from these contracts. However, the Company incurred and will continue to incur costs for employee compensation, which are included in general and administrative expenses in the Company’s consolidated statement of operations. The Company has engaged a new third party service provider to assist with this process.
For additional information on the Internalization Merger, including the consideration paid to AR Global, see Note 1 — Organization and Note 3 — The Mergers.
Upon consummation of the Internalization Merger, the Company began renting office space for its own dedicated workforce at a property owned by affiliates of AR Global, the former Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Terminated Advisory Agreement and Assumed Property Management Agreements
The discussion below summarizes various related party agreements and transactions that ceased as of the Acquisition Date of the Mergers.
Fees Paid in Connection with the Operations of the Company
Prior to the Internalization Merger, when it was owned by AR Global, the former Advisor provided day-to-day asset management services for the Company pursuant to the Advisory Agreement. Prior to the Internalization Merger, under the Advisory Agreement, by and among the Company, the OP and the former Advisor, the Company historically paid the former Advisor the following fees in cash:
(a)    a minimum base fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and
(b)    a variable fee amount equal to 1.25% per annum of the sum, since the effective date of the Advisory Agreement in June 2015, of: (i) the cumulative net proceeds of all common equity issued by the Company (ii) any equity of the Company issued in exchange for or conversion of preferred stock or exchangeable notes, based on the stock price at the date of issuance; and (iii) any other issuances of common, preferred, or other forms of equity of the Company, including units in an operating partnership (excluding equity based compensation but including issuances related to an acquisition, investment, joint-venture or partnership) (the “Variable Base Management Fee”).
The Company was required to pay the former Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the years ended December 31, 2023, 2022 or 2021.
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
For services related to overseeing property management and leasing services provided by any person or entity that was not an affiliate of the Property Manager, the Company paid the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed. This oversight fee was no longer applicable to 39 of the Company’s properties which became subject to separate property management agreements with the Property Manager in connection with certain mortgage loans entered into by the Company in October 2017, April 2019 and September 2019 on otherwise nearly identical terms to the primary property and management leasing agreement, which remained applicable to all other properties.
If cash flow generated by any of the Company’s properties was not sufficient to fund the costs and expenses incurred by the Property Manager in fulfilling its duties under the property management and leasing agreements, the Company was required to fund additional amounts. Costs and expenses that were the responsibility of the Company under the property management and leasing agreements included, without limitation, reasonable wages and salaries and other employee-related expenses of all on-site and off-site employees of the Property Manager who were engaged in the operation, management, maintenance and leasing of the properties and other out-of-pocket expenses which were directly related to the operation, management, maintenance and leasing of specific properties, but did not include the Property Manager’s general overhead and administrative expenses.
The Company paid leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the years ended December 31, 2023, 2022 and 2021, the Company incurred leasing commissions to the Property Manager of $1.3 million, $3.8 million and $1.9 million, respectively. These amounts are being recorded over the terms of the related leases.
Professional Fees and Other Reimbursements
The Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provided services to the Company under the Advisory Agreement, the former Advisor’s rent and general

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company would not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the years ending December 31, 2023, 2022 and 2021 did not exceed these limits.
The following table reflects related party fees incurred for the periods presented:

	Year Ended December 31,
	2023	2022	2021
(In thousands)	Incurred	Incurred	Incurred
Fees (1):
Asset management fees (2)	$22,803	$32,549	$31,769
Property management fees	5,480	7,573	7,279
Total operating fees to related parties	$28,283	$40,122	$39,048
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.2 million, $1.1 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $4.8 million, $14.5 million and $13.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 13 — Equity-Based Compensation
2021 Omnibus Incentive Compensation Plan; 2021 Omnibus Advisor Incentive Compensation Plan; Restricted Share Plan
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
The employees of the former Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, and their respective affiliates were also eligible to participate in the Company’s employee and director incentive restricted share plan (the “Restricted Share Plan”).
Upon approval of the 2021 Equity Plan, the total number of shares of Common Stock that could be issued or subject to awards under the Advisor Plan and the Individual Plan, in the aggregate, was 6,300,000 shares. Shares issued or subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. The 2021 Equity Plan permits awards of Restricted Shares, RSUs, PSUs, stock options, stock appreciation rights, stock awards, LTIP Units and other equity awards and it expires on April 12, 2031.
Only the former Advisor and any of its affiliates that were involved in providing services to the Company or any of its subsidiaries were eligible to receive awards under the Advisor Plan. As a result of the REIT Merger, no further participants are expected to be eligible to participate in the Advisor Plan from and following the REIT Merger and, accordingly, no further awards are expected to be granted under the Advisor Plan.
Generally, directors, officers, employees and consultants of the Company are eligible to participate in the Individual Plan. Prior to the REIT Merger, employees of the Advisor or its affiliates who were consultants providing services to the Company were eligible to participate in the Individual Plan.
RSUs
RSUs may be awarded under the 2021 Equity Plan. Historically, prior to the third quarter of 2023, the Company granted RSUs to its Board members on an annual basis. In November 2023, the Company granted 496,536 RSUs to employees, including executives.
RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions, as set forth in the 2021 Equity Plan and an award agreement evidencing the grant of RSUs. The RSUs previously granted under the 2021 Equity Plan provide for vesting on a straight-line basis over a

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
specified period of time for each award. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. Holders of RSUs do not have any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. A number of RSU award agreements provide for accelerated vesting of all unvested RSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without cause or by the participant with good reason, as applicable) from the Company within 60 days immediately preceding or two years immediately following a change in control and accelerated vesting of the RSUs that would have vested upon the next vesting date in connection with a qualifying termination at any other time. Alternatively, certain of the RSU award agreements provide for accelerated vesting of all unvested RSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without cause or by the participant with good reason). The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.
The following table reflects the RSU activity for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2020	44,949	$15.35
Granted	20,176	18.71
Vested	(20,615)	16.22
Unvested, December 31, 2021	44,510	16.47
Granted	24,864	15.18
Vested	(21,651)	16.43
Unvested, December 31, 2022	47,723	15.82
Granted (1)	526,788	8.90
Vested	(28,439)	15.56
Forfeitures	(10,304)	12.62
Unvested, December 31, 2023	535,768	9.09
_______
(1) Represents 30,252 RSUs granted to the Board and 496,536 RSUs granted to employees of the Company.
Restricted Shares
Restricted Shares are shares of Common Stock awarded pursuant to the 2021 Equity Plan and the Restricted Share Plan under terms that provide for vesting over a specified period of time. Holders of Restricted Shares receive nonforfeitable cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.
In September 2023, the Company issued 221,136 Restricted Shares to holders of unvested RTL Restricted Shares at the time of the Mergers (adjusted for the Exchange Ratio), in connection with the assumption of outstanding awards under the 2018 RTL Equity Plan (as defined below). Also, in June 2023, May 2022, May 2021 and September 2020, the Company granted 265,075, 207,242, 213,125 and 132,025 Restricted Shares, respectively, to employees of the former Advisor or its affiliates who were involved in providing services to the Company, and including its current co-chief executive officer and chief financial officer. In accordance with accounting rules, the fair value of the Restricted Shares granted is being recorded on a straight-line basis over the vesting period of four years. In addition, during the three months ended September 30, 2022, the Company issued 23,156 Restricted Shares to former employees of the former Advisor, working as consultants to the former Advisor. For accounting purposes, the fair value of such grants was fully expensed during the three months ended September 30, 2022.
The awards to the Company’s then sole chief executive officer, who is now our current co-chief executive officer and chief financial officer were recommended by the former Advisor and approved by the Special Committee comprised solely of independent directors that evaluated the Mergers and the other transactions contemplated by the REIT Merger Agreement and the Internalization Merger Agreement. The other awards were made pursuant to authority delegated by the compensation committee in 2022 to Edward M. Weil, Jr., a member of the Board and the Company’s current Co-Chief Executive Officer. No awards were permitted to be made pursuant to this delegation of authority to anyone who was also a partner, member or equity owner of the parent of the former Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Restricted Shares granted to the then employees of the former Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested Restricted Shares will be forfeited if the holder’s employment terminates for any reason. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited. A change of control, under the award agreement, did not occur as a result of the Mergers.
The following table reflects Restricted Shares activity outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2020	132,025	$17.41
Vested	(30,668)	17.41
Granted	213,125	19.41
Forfeitures	(9,375)	17.41
Unvested, December 31, 2021	305,107	18.81
Vested	(148,278)	16.56
Granted	230,398	14.60
Forfeitures	(27,387)	17.22
Unvested, December 31, 2022	359,840	17.16
Vested	(274,850)	16.03
Granted	265,125	10.52
Issued in connection with the REIT Merger	221,136	10.73
Forfeitures	(5,631)	11.79
Unvested, December 31, 2023	565,620	12.14
PSUs
In November 2023, the Compensation Committee approved awards of PSUs pursuant to the 2021 Equity Plan to full-time employees of the Company. PSUs may be earned and become vested if the Company’s absolute and relative total shareholder return (“TSR”) performance meets certain criteria (see “Performance Measures” below for more detail) over a three-year period performance period (the “PSU Performance Period”) beginning on October 1, 2023 and ending on September 30, 2026 (the “PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the PSU Measurement Date. Holders of PSUs do not have voting rights with respect to the PSUs or any shares underlying any award of PSUs, but such holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying PSUs and only paid at the time such PSUs are settled in shares of Common Stock. A number of the PSU award agreements provide for accelerated vesting of all unvested PSUs in connection with a participant’s qualifying termination (including termination by the Company without cause or by the participant with good reason, as applicable) from the Company within 180 days immediately preceding or two years immediately following a change in control, and pro-rated vesting accelerated vested of all unvested PSUs in connection with a participant’s death, disability or qualifying termination at any other time. Alternatively, certain of the PSU award agreements provide for accelerated vesting of all unvested PSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without Cause or by the participant with Good Reason).

	Level of Performance
	Threshold	Target	Maximum
Potential Number of PSUs to be Issued	234,200	468,392	1,288,072

Under accounting rules, the total fair value of the PSUs granted at the maximum level under the 2021 Equity Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of PSUs under the 2021 Equity Plan (the “PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the PSUs are amended. The fair value of the PSUs that were granted is being recorded evenly over the requisite service period which is approximately 2.8 years from November 29, 2023, ending on the PSU Measurement Date. The Company recorded total compensation expense related to the PSUs of $0.2 million, during the year ended December 31, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Performance Measures:
The ultimate amount of PSUs that may become earned and vested will equal the sum of: (i) PSUs earned by comparing the Company’s TSR to the MSCI US REIT Index peer group (the “MSCI REIT Index”); (ii) PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of EPR Properties, LXP Industrial Trust, Broadstone Net Lease, Inc., NNN REIT, Inc. and W.P. Carey Inc. (the “Custom Net Lease Peer Group”); and (iii) PSUs earned by achievement of certain TSR levels (the “Company TSR”).
The following table details the number of PSUs that may be earned and vested, by each category of performance goal:

	Target PSUs	Percentage of Target PSUs Earned	Number of PSUs Earned
Company TSR Relative to the MSCI REIT Index:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,824
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,029
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,824
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,029
Company TSR:
Less than 8% (Below Threshold)	117,098	—%	—
8% (Threshold) (1)	117,098	50%	58,549
10% (Target) (1)	117,098	100%	117,098
12% or greater (Maximum) (1)	117,098	275%	322,020
________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for Restricted Shares, RSUs and PSUs was $4.4 million, $3.1 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense is recorded as equity-based compensation in the accompanying consolidated statements of operations. In September 2022 the former Advisor terminated certain of its employees who provided services to the Company. In connection with the terminations, previous Restricted Share grants issued to these employees of the former Advisor were forfeited upon termination. The Board subsequently approved 23,156 newly issued fully vested shares. In the year ended December 31, 2022 the Company recognized a net compensation charge of approximately $0.3 million representing the value of the new replacement grants net of the reversal of $0.1 million in previously recognized compensation on the forfeited grants.
As of December 31, 2023, the Company had $6.2 million unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 3.4 years. As of December 31, 2023, the Company had $4.6 million unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2023, the Company had $5.0 million unrecognized compensation cost related to PSUs granted, which is expected to be recognized over a period of 2.8 years.
2018 Omnibus Incentive Compensation Plan of RTL
In addition, as part of the REIT Merger, the Company assumed the 2018 Omnibus Incentive Compensation Plan of RTL (the “2018 RTL Equity Plan”). At the time of the assumption of the 2018 RTL Equity Plan, the total number of shares of Common Stock allowed to be issued or subject to awards under the 2018 RTL Equity Plan, subject to applicable securities exchange listing standards, was 2,295,658 shares. The Company has not issued any awards under the 2018 RTL Equity Plan.
Impact of the REIT Merger
As of one business day immediately prior to the Acquisition Date, each RTL Restricted Share granted to a member of the RTL board of directors under the 2018 RTL Equity Plan that was outstanding as of immediately prior to the Acquisition Date (whether or not then vested) became fully vested, and all restrictions with respect thereto were lapsed. Each share of RTL Class A Common Stock resulting from the vesting of the RTL Restricted Shares was treated the same as other shares of RTL Class A Common Stock issued and outstanding immediately prior to the Acquisition Date, and was converted into the right to receive

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
shares of Common Stock based on the Exchange Ratio. After the completion of the annual meeting of stockholders, each independent director of the RTL board of directors was granted $85,000 of RTL Restricted Shares as part of their ordinary course annual grants, with such RTL Restricted Shares subject to one year vesting pursuant to the award agreement granting the RTL Restricted Shares and converting into shares of Common Stock at the Acquisition Date in the same manner as the unvested RTL Restricted Shares held by non-directors of RTL.
Also as of one business day immediately prior to the Acquisition Date, all other outstanding RTL Restricted Shares as of immediately prior to the Acquisition Date, including any RTL Restricted Shares issued on conversion of RTL’s long-term incentive plan units of limited partnership interests, converted into a like number of restricted shares of RTL Class A Common Stock. All of the outstanding equity or equity-based awards of RTL held by any employee of RTL Advisor who was not offered employment by the Company on the terms and conditions set forth in the Internalization Merger Agreement fully vested as of immediately prior to the Acquisition Date. These restricted shares were subsequently converted into the right to receive shares of GNL Common Stock on the Acquisition Date based on the Exchange Ratio.
Multi-Year Outperformance Agreements With Former Advisor
2021 OPP — General Description
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of GNL LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on June 2, 2021, and, on June 3, 2021, the Company, the OP and the Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).
Based on a maximum award value of $50.0 million and $20.00, the closing price of Common Stock on June 2, 2021(the “2021 Initial Share Price”), the Advisor was granted a total of 2,500,000 GNL LTIP Units pursuant to the 2021 OPP. These GNL LTIP Units were eligible to be earned and become vested based on the Company’s TSR, including both share price appreciation and reinvestment of Common Stock dividends, compared to the 2021 initial share price over a performance period commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control as defined in the Advisor Plan and (iii) the effective date of any termination of the Advisor’s service as the Company’s advisor. As noted above, the end date of the performance period was modified in connection with the Internalization Merger Agreement.
Under accounting rules, the total fair value of the GNL LTIP Units granted under the 2021 OPP of $27.7 million was fixed as of June 3, 2021 and was not required to be remeasured in subsequent periods (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the GNL LTIP Units that were granted was being recorded evenly over the requisite service period which was originally approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of GNL LTIP Units under the 2021 OPP. However, due to the modification noted below that changed the timing of the final measurement for determining whether the award is vested and earned, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023).
Modification of the 2021 OPP
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate timing for determining whether the award is vested and earned, which changed the end date of the performance period (as described in more detail above) to September 11, 2023, the day prior to the Acquisition Date of the Mergers. Accordingly, on September 11, 2023, the Special Committee reviewed and approved the final calculation determining that 883,750 of the 2,500,000 GNL LTIP Units subject to the 2021 OPP had been earned and became vested and Common Stock was issued for the vested GNL LTIP Units. The remaining 1,616,250 GNL LTIP Units were automatically forfeited, without the payment of any consideration. In addition:
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
2018 OPP
On July 16, 2018, the Company’s compensation committee approved the 2018 OPP, which was subsequently entered into by the Company and the OP with the former Advisor on July 19, 2018.
Based on a maximum award value of $50.0 million and $19.57 (the “2018 Initial Share Price”), the closing price of Common Stock on June 1, 2018, the trading day prior to the effective date of the 2018 OPP, the former Advisor was granted a total of 2,554,930 GNL LTIP Units pursuant to the 2018 OPP. These GNL LTIP Units could be earned and become vested

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
based on the Company’s TSR compared to the 2018 Initial Share Price, over a performance period that commenced on June 2, 2018 and ended on June 2, 2021.
Under accounting rules, the total fair value of the GNL LTIP Units granted under the 2018 OPP of $18.8 million was fixed as of that date and was not required to be remeasured in subsequent periods unless the 2018 OPP was amended (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the GNL LTIP Units that were granted was being recorded evenly over the requisite service period which was approximately 2.8 years from the grant date in 2018. In February 2019, the Company entered into an amendment to the 2018 OPP with the former Advisor to reflect a change in the peer group resulting from the merger of two members of the peer group. Under the accounting rules, the Company was required to calculate any excess of the new value of GNL LTIP Units awarded pursuant to the 2018 OPP at the time of the amendment ($29.9 million) over the fair value immediately prior to the amendment ($23.3 million). This excess of approximately $6.6 million was expensed over the period from February 21, 2019, the date the Company’s compensation committee approved the amendment, through June 2, 2021, the end of the service period.
On June 14, 2021, the Company’s compensation committee determined that 2,135,496 GNL LTIP Units had been earned by the former Advisor and became vested pursuant to the 2018 OPP as of June 2, 2021, the last day of the performance period thereunder. The remaining 419,434 LTIP Units were automatically forfeited without the payment of any consideration by the Company or the OP. As disclosed in Note 10 — Stockholders’ Equity, the earned GNL LTIP Units were ultimately converted into a like number of OP Units and then subsequently redeemed for Common Stock in June 2021.
Compensation Expense - 2021 OPP and 2018 OPP
During the years ended December 31, 2023, 2022 and 2021, respectively, the Company recorded total compensation expense related to the 2021 OPP and 2018 OPP (only in the year ended December 31, 2021) of $12.9 million, $9.0 million and $9.5 million.
LTIP Units/Distributions/Redemption
The rights of the former Advisor who held the GNL LTIP Units, were governed by the terms of the GNL LTIP Units set forth in the agreement of limited partnership of the OP. Holders of GNL LTIP Units were entitled to distributions on the GNL LTIP Units equal to 10% of the distributions made per OP Unit (other than distributions of sale proceeds) until the GNL LTIP Units were earned. Distributions paid on an OP Unit were equal to dividends paid on a share of Common Stock. Distributions paid on GNL LTIP Units were not subject to forfeiture, even though 1,616,250 and 419,434 GNL LTIP Units were ultimately forfeited under the 2021 OPP and 2018 OPP, respectively, (as described above). The former Advisor was entitled to a priority catch-up distribution on each earned GNL LTIP Unit equal to 90% of the aggregate distributions paid on OP Units during the applicable performance period. Accordingly, the 883,750 GNL LTIP Units that were earned and converted into the same number of shares of Common Stock on the Acquisition Date, and the 2,135,496 GNL LTIP Units that were earned and converted into the same number of shares of Common Stock on June 2, 2021, became entitled to receive the same distributions paid on the OP Units and, as noted above, a priority catch-up distribution were paid in cash to a wholly-owned subsidiary of AR Global in an amount of $2.9 million and $10.6 million during the years ended December 31, 2023 and 2021, respectively.
In total, the Company paid approximately $3.2 million, $0.4 million and $11.0 million in distributions related to LTIP Units during the years ended December 31, 2023, 2022 and 2021, respectively, which is included in accumulated deficit in the consolidated statements of changes in equity.
Performance Measures
With respect to one-half of the GNL LTIP Units granted under the 2021 OPP, the number of GNL LTIP Units that could have become earned was determined as of the last day of the performance period (which was modified to September 11, 2023 as noted above) based on the Company’s achievement of absolute TSR levels as shown in the table below. Under this performance measure, as modified no GNL LTIP Units were earned.

Performance Level (% of Absolute GNL LTIP Units Earned)		Absolute TSR			Number of GNL LTIP Units Earned - 2021 OPP
Below Threshold	0%	Less than	24%		0
Threshold	25%		24%		312,500
Target	50%		30%		625,000
Maximum	100%		36%	or higher	1,250,000
If the Company’s absolute TSR was more than 24% but less than 30%, or more than 30% but less than 36%, the number of GNL LTIP Units that could have become earned was determined using linear interpolation as between those tiers, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
With respect to the remaining one-half of the GNL LTIP Units granted under the 2021 OPP, the number of GNL LTIP Units that could have become earned was determined as of the last day of the performance period (which was modified to September 11, 2023 as noted above) based on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period (which was modified to September 11, 2023 as noted above) relative to the average TSR of a peer group consisting of Lexington Realty Trust, Office Properties Income Trust and W.P. Carey, Inc. as of the last day of the performance period. Under this performance measure, as modified, 883,750 GNL LTIP Units were earned.

Performance Level (% of Relative GNL LTIP Units Earned)		Relative TSR Excess			Number of GNL LTIP Units Earned - 2021 OPP
Below Threshold	0%	Less than	-600	basis points	0
Threshold	25%		-600	basis points	312,500
Target	50%		0	basis points	625,000
Maximum	100%		600	basis points	1,250,000
If the relative TSR excess was more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 bps, the number of LTIP Units that became earned was determined using linear interpolation as between those tiers, respectively.
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

Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Net loss attributable to common stockholders	$(239,348)	$(8,363)	$(8,698)
Adjustments to net loss attributable to common stockholders for common share equivalents	(3,887)	(939)	(11,355)
Adjusted net loss attributable to common stockholders	$(243,235)	$(9,302)	$(20,053)

Weighted average common shares outstanding — Basic and Diluted	142,584,332	103,686,395	98,283,892
Net loss per share attributable to common stockholders — Basic and Diluted	$(1.71)	$(0.09)	$(0.20)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares contain and the unearned GNL LTIP Units, prior to the end of the performance period of September 11, 2023, contained rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares and unearned GNL LTIP Units (prior to the end of the performance period of September 11, 2023) from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, unvested Restricted Shares, unvested PSUs, and Class A Units to be common share equivalents. The following table shows common share equivalents on a

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Unvested RSUs (1)	85,518	45,725	44,563
Unvested Restricted Shares (2)	456,279	371,920	257,077
Unvested PSUs (3)	116,456	—	—
Class A Units (4)	35,233	—	—
GNL LTIP Units (5)	—	2,500,000	1,452,055
Total common share equivalents excluded from EPS calculation	693,486	2,917,645	1,753,695
(1) There were 535,768, 47,723 and 44,510 unvested RSUs issued and outstanding as of December 31, 2023, 2022 and 2021, respectively. See Note 13 — Equity-Based Compensation for additional information on the RSUs.
(2) There were 565,620, 359,840 and 305,107 unvested Restricted Shares issued and outstanding as of December 31, 2023, 2022 and 2021, respectively. See Note 13 — Equity-Based Compensation for additional information on the Restricted Shares.
(3) There were 1,288,072 PSUs outstanding as of December 31, 2023.
(4) There were 115,857 Class A Units outstanding as of December 31, 2023.
(5) As disclosed in Note 13 — Equity-Based Compensation, the performance period under the 2021 OPP was accelerated and ended on September 11, 2023, and as a result, 883,750 GNL LTIP Units became earned and vested and Common Stock was issued for the vested GNL LTIP Units. There were no GNL LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2023 and there were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2022 and 2021.
Conditionally issuable shares under the 2021 Equity Plan and the 2021 OPP award are required to be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period.
•No PSU share equivalents were included in the computation for the years ended December 31, 2023 since their impact was anti-dilutive.
•No GNL LTIP Unit share equivalents were included in the computation for the years ended December 31, 2023 since the performance period ended on September 11, 2023 and none were included in years ended December 31, 2022 and 2021 since their impact was anti-dilutive.
Note 15 — Segment Reporting

As of December 31, 2023, as a result of the Mergers and the related strategic shift in the Company’s operations, the Company concluded it now operates in four reportable segments: (1) Industrial & Distribution (2) Multi-Tenant Retail (3) Single-Tenant Retail and (4) Office. The Company will evaluate performance and make resource allocations based on its four business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker receives and reviews financial information based on the Company's four segments. The Company evaluates business segment performance based upon segment income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of segment income.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
Segment income excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Segment income presented by the Company may not be comparable to segment income reported by other REITs that define segment income differently.
The following table provides operating financial information for the Company’s four reportable segments:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Industrial & Distribution:
Revenue from tenants	$220,102	$211,533	$202,850
Property operating expense	15,457	13,682	13,506
Segment income	$204,645	$197,851	$189,344

Multi-Tenant Retail:
Revenue from tenants	$79,799	$—	$—
Property operating expense	26,951	—	—
Segment income	$52,848	$—	$—

Single-Tenant Retail:
Revenue from tenants	$60,611	$12,401	$16,544
Property operating expense	5,270	762	778
Segment income	$55,341	$11,639	$15,766

Office:
Revenue from tenants	$154,558	$154,923	$171,834
Property operating expense	20,161	18,433	18,462
Segment income	$134,397	$136,490	$153,372

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Reconciliation to Consolidated Financial Information

A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s income to consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended December 31,
(In thousands)	2023	2022	2021
Revenue From Tenants:
Industrial & Distribution	$220,102	$211,533	$202,850
Multi-Tenant Retail	79,799	—	—
Single-Tenant Retail	60,611	12,401	16,544
Office	154,558	154,923	171,834
Total Consolidated Revenue From Tenants	$515,070	$378,857	$391,228

Net loss attributable to common stockholders:
Segment Income:
Industrial & Distribution	$204,645	$197,851	$189,344
Multi-Tenant Retail	52,848	—	—
Single-Tenant Retail	55,341	11,639	15,766
Office	134,397	136,490	153,372
Total Segment Income	447,231	345,980	358,482
Operating fees to related parties	(28,283)	(40,122)	(39,048)
Impairment charges	(68,684)	(21,561)	(17,525)
Merger, transaction and other costs	(54,492)	(244)	(141)
Settlement costs	(29,727)	—	—
General and administrative	(40,187)	(17,737)	(17,231)
Equity-based compensation	(17,297)	(12,072)	(11,032)
Depreciation and amortization	(222,271)	(154,026)	(163,076)
(Loss) gain on dispositions of real estate investments	(1,672)	325	1,484
Interest expense	(179,411)	(97,510)	(94,345)
Loss on extinguishment of debt	(1,221)	(2,040)	—
(Loss) gain on derivative instruments	(3,691)	18,642	5,829
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	2,439	—
Other income	2,270	981	121
Income tax expense	(14,475)	(11,032)	(12,152)
Preferred stock dividends	(27,438)	(20,386)	(20,064)
Net loss attributable to common stockholders	$(239,348)	$(8,363)	$(8,698)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2023	2022
Investments in real estate, net:
Industrial & Distribution	$2,479,804	$2,132,013
Multi-Tenant Retail	2,174,064	—
Single-Tenant Retail	1,687,733	106,751
Office	1,230,719	1,356,506
Total investments in real estate, net	7,572,320	3,595,270
Assets held for sale	3,188	—
Cash and cash equivalents	121,566	103,335
Restricted cash	40,833	1,110
Derivative assets, at fair value	10,615	37,279
Unbilled straight line rent	84,254	73,037
Operating lease right-of-use asset	77,008	49,166
Prepaid expenses and other assets	121,997	64,348
Due from related parties	—	464
Deferred tax assets	4,808	3,647
Goodwill (1)	46,976	21,362
Deferred financing costs, net	15,412	12,808
Total assets	$8,098,977	$3,961,826
________
(1) In connection with the Company’s conclusion that it now operates in four reportable segments, the Company’s goodwill allocation by segment is as follows as of December 31, 2023: (1) Industrial & Distribution: $20.5 million; (2) Multi-Tenant Retail: $6.0 million; (3) Single-Tenant Retail: $7.1 million and; (4) Office: $13.3 million.
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2023. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenue from tenants:
United States (1)	$365,092	$234,363	$233,394
United Kingdom	86,916	78,403	89,455
Europe	59,823	62,852	67,618
Canada	3,239	3,239	761
Total	$515,070	$378,857	$391,228
______
(1) Includes Puerto Rico properties through their disposition in November 2021.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	December 31,
(In thousands)	2023	2022
Investments in real estate, gross:
United States	$7,082,979	$2,998,185
United Kingdom	903,816	839,692
Europe	629,988	610,363
Canada	39,361	38,509
Total	$8,656,144	$4,486,749

Acquired Intangible Liabilities, Gross
United States	$101,342	$24,466
United Kingdom	5,698	5,688
Europe	12,961	12,570
Canada	21	20
Total	$120,022	$42,744

Note 16 — Income Taxes
Income Tax Expense
The components of income tax expense for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net Income Before Income Tax:
Domestic	$(118,447)	$64,592	$56,199
Foreign	(78,988)	(41,537)	(32,681)
Total net income before tax	$(197,435)	$23,055	$23,518

Income Taxes:
Current:
State and Local	$199	$175	$177
Foreign	16,656	12,814	14,128
Total income taxes, current	16,855	12,989	14,305
Deferred:
State and Local	—	—	—
Foreign	(2,380)	(1,957)	(2,153)
Total income taxes, deferred	(2,380)	(1,957)	(2,153)
Total Income Tax Expense	$14,475	$11,032	$12,152

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
A reconciliation of effective income tax for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income before income tax	$(197,435)	$23,055	$23,518

Tax (benefit) provision at statutory rates	$(41,461)	$4,842	$4,938
Foreign rate differential	1,139	(730)	(1,022)
Foreign financing activities	11,047	11,320	11,717
Tax adjustments related to REIT	24,874	(13,565)	(11,802)
Deferred tax assets generated in the current year added to valuation allowance	5,949	9,297	8,167
Other	12,927	(132)	154
Total income tax expense	$14,475	$11,032	$12,152
Deferred Income Taxes
Deferred income taxes as of the periods presented consists of the following:

	December 31,
(In thousands)	2023	2022
Deferred Tax Assets
Basis differences	$11,278	$48,192
Net operating loss carryforwards	5,028	1,441
Total deferred tax assets	16,306	49,633
Valuation allowance	(11,498)	(45,986)
Net deferred tax assets	4,808	3,647
Deferred Tax Liabilities
Basis differences	(4,552)	(5,915)
Straight-line rent	(1,457)	(1,349)
Total deferred tax liabilities	(6,009)	(7,264)
Net Deferred Tax Liability	$(1,201)	$(3,617)

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
As of December 31, 2023, foreign net operating loss carryforwards were $30.5 million, which will begin to expire in 2028.

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Dispositions
Subsequent to December 31, 2023, the Company disposed of five properties for an aggregate price of approximately $12.2 million. One of these properties was classified as held for sale on the Company’s consolidated balance sheet as of December 31, 2023 (see Note 4 — Real estate Investments, Net for more information).
Mortgage Note Repayments/Refinancing
On February 9, 2024, the Company repaid $25.0 million of RTL Multi-Tenant Mortgage II which was scheduled to mature in February 2024.
In January 2024, the Company repaid approximately €9.8 million (approximately $10.6 million at the time of payment) of principal on the mortgage encumbering its properties in the Netherlands (see Note 5 — Mortgage Notes Payable, Net for more information).
In February 2024, the Company refinanced its mortgage encumbering its properties in Finland, which totaled $81.7 million as of December 31, 2023. This loan was extended from its original maturity date of February 2024 to February 2029.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
McDonalds Corporation	Carlisle	United Kingdom	Oct. 2012	$—		$409	$775	$—	$—	1,184	$216
Wickes	Blackpool	United Kingdom	May 2013	—		1,719	1,717	—	—	3,436	671
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—		3,501	2,027	—	—	5,528	713
Thames Water	Swindon	United Kingdom	Jul. 2013	—		3,501	3,754	—	12	7,267	1,304
Wickes	Tunstall	United Kingdom	Jul. 2013	—		891	1,894	—	—	2,785	723
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(10)	2,001	5,162	—	—	7,163	1,618
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—		1,273	4,055	—	—	5,328	1,393
Wickes	Clifton	United Kingdom	Nov. 2013	—		1,273	1,658	—	—	2,931	618
XPO Logistics	Aurora	NE	Nov. 2013	—	(11)	295	1,470	—	—	1,765	623
XPO Logistics	Grand Rapids	MI	Nov. 2013	—	(11)	945	1,247	—	—	2,192	529
XPO Logistics	Riverton	IL	Nov. 2013	—	(11)	344	707	—	—	1,051	300
XPO Logistics	Salina	KS	Nov. 2013	—	(11)	461	1,622	—	—	2,083	688
XPO Logistics	Uhrichsville	OH	Nov. 2013	—	(11)	380	780	—	—	1,160	331
XPO Logistics	Vincennes	IN	Nov. 2013	—	(11)	220	633	—	—	853	278
XPO Logistics	Waite Park	MN	Nov. 2013	—	(11)	366	700	—	—	1,066	293
Wolverine	Howard City	MI	Dec. 2013	—	(11)	719	12,027	—	—	12,746	5,057
Rheinmetall	Neuss	Germany	Jan. 2014	—		5,677	15,937	—	71	21,685	4,356
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(8)	3,174	27,076	—	203	30,453	7,257
Provident Financial	Bradford	United Kingdom	Feb. 2014	—		1,284	23,824	—	—	25,108	6,022
Crown Crest	Leicester	United Kingdom	Feb. 2014	—		7,317	30,214	—	—	37,531	8,701
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	633
Aviva	Sheffield	United Kingdom	Mar. 2014	—		2,766	31,345	—	—	34,111	8,111
DFS Trading	Brigg	United Kingdom	Mar. 2014	—		1,292	3,664	—	—	4,956	1,072
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		295	2,117	—	—	2,412	651
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		1,086	4,303	—	—	5,389	1,164
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—		1,271	3,263	—	—	4,534	975
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—		747	2,667	—	—	3,414	938
Government Services Administration (GSA)	Franklin	TN	Mar. 2014	—		4,160	30,083	—	561	34,804	7,858
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	1,229
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	379	3,191	497
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	553	5,223	1,463
OBI DIY	Mayen	Germany	Apr. 2014	—		1,237	7,384	—	113	8,734	2,175
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—		—	1,331	—	—	1,331	521
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—		—	1,735	—	—	1,735	456

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	761
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	103	3,866	964
Government Services Administration (GSA)	International Falls	MN	May 2014	—	(8)	350	11,182	—	63	11,595	2,990
Indiana Department of Revenue	Indianapolis	IN	May 2014	—		891	7,677	—	433	9,001	2,103
National Oilwell	Pleasanton	TX	May 2014	—		202	1,643	—	—	1,845	542
Nissan	Murfreesboro	TN	May 2014	—	(8)	966	19,573	—	—	20,539	4,919
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	—	9,148	1,997
Lippert Components	South Bend	IN	Jun. 2014	—	(8)	3,195	6,883	—	—	10,078	1,772
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	628
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	1,366
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	452
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	112
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	456
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	375
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	381
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	638
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	931
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,632
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	708
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	3,160
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	1,857
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	552
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	285
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	571
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	392
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	616
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	2,484
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	416
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	129
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	115
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—		1,108	6,533	—	—	7,641	2,006
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	246

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Nimble Storage	San Jose	CA	Jun. 2014	—	(10)	30,227	10,795	—	180	41,202	2,841
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	1,991
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	2,087	10,139	2,953
FedEx	San Antonio	TX	Jul. 2014	—	(11)	3,283	17,756	—	—	21,039	4,558
Sandoz	Princeton	NJ	Jul. 2014	—	(8)	7,766	31,994	—	12,091	51,851	16,862
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	898
Valassis	Livonia	MI	Jul. 2014	—		1,735	8,119	—	—	9,854	2,020
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	2,239
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(12)	5,312	41,201	—	—	46,513	9,798
PNC Bank	Erie	PA	Jul. 2014	—	(10)	242	6,195	—	—	6,437	1,504
PNC Bank	Scranton	PA	Jul. 2014	—	(8)	1,324	3,004	—	—	4,328	748
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	3,455
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—		3,595	38,918	—	—	42,513	9,574
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—		583	2,521	—	—	3,104	660
HBOS	Derby	United Kingdom	Aug. 2014	—		585	5,894	—	—	6,479	1,592
HBOS	St. Helens	United Kingdom	Aug. 2014	—		222	3,340	—	—	3,562	909
HBOS	Warrington	United Kingdom	Aug. 2014	—		423	1,995	—	—	2,418	585
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—		268	1,907	—	—	2,175	549
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—		476	1,249	—	—	1,725	471
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	4,352	12,243	2,061
Thermo Fisher	Kalamazoo	MI	Aug. 2014	—		1,176	10,179	—	—	11,355	2,427
Capgemini	Birmingham	United Kingdom	Aug. 2014	—		1,585	15,024	—	4,881	21,490	4,075
Merck	Madison	NJ	Aug. 2014	—	(8)	10,290	32,530	—	—	42,820	7,744
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,104	7,227	1,445
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—		1,095	18,226	—	—	19,321	4,471
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—		1,130	8,950	—	—	10,080	2,442
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	812
FedEx	Winona	MN	Sep. 2014	—		83	1,785	—	—	1,868	514
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	209
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	205
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	208
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	155
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	200
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	153
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	216

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	208
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	190
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	255
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	215
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	268
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	241
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	232
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	153
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	202
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	235
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	242
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	246
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	237
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	228
FedEx	Bohemia	NY	Sep. 2014	—	(8)	4,838	19,596	—	1,065	25,499	5,260
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	1,336
Shaw Aero	Naples	FL	Sep. 2014	—		998	22,332	—	900	24,230	5,406
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(10)	1,499	16,828	—	—	18,327	4,091
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—		1,227	10,790	—	—	12,017	2,623
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	10,503	31,350	5,422
Trinity Health	Livonia	MI	Sep. 2014	—		4,680	11,568	—	2,762	19,010	4,418
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	109	8,965	2,038
FedEx	Lexington	KY	Sep. 2014	—		1,118	7,961	—	—	9,079	2,017
GE Aviation	Cincinnati	OH	Sep. 2014	—		1,393	10,490	(528)	(3,976)	7,379	2,415
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	368	6,017	871
Rexam	Reckinghausen	Germany	Oct. 2014	—		778	10,957	—	—	11,735	2,670
FedEx	Lake Charles	LA	Oct. 2014	—	(12)	255	7,485	—	572	8,312	2,257
Onguard	Havre De Grace	MD	Oct. 2014	—		2,216	6,585	—	1,624	10,425	2,405
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—		6,709	47,001	—	—	53,710	12,687
Tokmanni	Matsala	Finland	Nov. 2014	—	(6)	1,738	52,618	—	—	54,356	13,382
Fife Council	Dunfermline	United Kingdom	Nov. 2014	—		335	4,325	(166)	(1,612)	2,882	1,067
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	1,944
KPN BV	Houten	The Netherlands	Nov. 2014	—	(7)	1,556	19,041	—	—	20,597	4,431
Follett School	McHenry	IL	Dec. 2014	—		3,423	15,600	—	765	19,788	4,543
Diebold	North Canton	OH	Dec. 2014	—	(11)	—	9,142	—	—	9,142	2,549

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Weatherford International	Odessa	TX	Dec. 2014	—	(10)	665	1,795	—	—	2,460	719
AM Castle	Wichita	KS	Dec. 2014	—		426	6,681	—	509	7,616	1,657
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	1,024	8,836	2,093
Constellium Auto	Wayne	MI	Dec. 2014	—	(8)	1,180	13,781	—	7,875	22,836	8,132
C&J Energy	Houston	TX	Mar. 2015	—		6,196	21,745	—	—	27,941	5,005
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	1,130
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	1,036
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	900
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	752
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	1,480
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	1,989
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	688
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	427
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(11)	954	4,619	—	—	5,573	1,050
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	812
Office Depot	Venlo	The Netherlands	Sep. 2015	—		3,443	15,226	—	—	18,669	3,804
Finnair	Helsinki	Finland	Sep. 2015	—	(6)	2,484	70,793	—	—	73,277	15,872
Hannibal	Houston	TX	Sep. 2015	—		2,090	11,138	—	—	13,228	2,420
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	1,889
Auchan	Beychac-et-Caillau	France	Dec. 2016	—		3,997	13,000	—	4,975	21,972	3,197
DCNS	Guipavas	France	Dec. 2016	—		1,865	14,151	—	—	16,016	2,742
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—	(7)	14,259	48,502	—	651	63,412	8,833
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	2,009
Foster Wheeler	Reading	United Kingdom	Dec. 2016	—		26,932	73,675	(18,357)	(41,526)	40,724	12,902
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—		10,058	51,379	—	—	61,437	9,979
ID Logistics	Landersheim	France	Dec. 2016	—		1,902	7,995	—	—	9,897	1,531
ID Logistics	Moreuil	France	Dec. 2016	—		2,937	5,939	—	—	8,876	1,196
ID Logistics	Weilbach	Germany	Dec. 2016	—		1,314	8,688	—	—	10,002	1,588
ING Bank	Amsterdam Zuidoos	The Netherlands	Dec. 2016	—	(7)	—	71,889	—	2,001	73,890	12,923
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—		2,560	8,187	—	—	10,747	1,786
Pole Emploi	Marseille	France	Dec. 2016	—		787	8,297	—	—	9,084	1,484
Worldline SA	Blois	France	Dec. 2016	—		1,115	5,307	—	—	6,422	1,308
Cott Beverages	Sikeston	MO	Feb. 2017	—		456	8,291	—	—	8,747	1,524
FedEx	Great Falls	MT	Mar. 2017	—	(10)	326	5,439	—	—	5,765	1,332
FedEx	Morgantown	WV	Mar. 2017	—	(8)	4,661	8,401	—	—	13,062	1,624
Bridgestone Tire	Mt. Olive Township	NJ	Sep. 2017	—	(9)	916	5,088	—	—	6,004	884

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(9)	210	1,753	—	—	1,963	316
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(9)	300	3,936	—	491	4,727	905
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(9)	270	3,858	—	—	4,128	708
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(9)	790	4,079	—	—	4,869	726
Tremec	Wixom	MI	Nov. 2017	—	(9)	1,002	17,376	—	—	18,378	3,109
NSA Industries	Groveton	NH	Dec. 2017	—	(9)	59	3,517	—	—	3,576	542
Cummins	Omaha	NE	Dec. 2017	—	(9)	1,448	6,469	—	—	7,917	1,215
Government Services Administration (GSA)	Gainesville	FL	Dec. 2017	—		451	6,016	—	53	6,520	955
Chemours	Pass Christian	MS	Feb. 2018	—	(11)	382	16,149	—	—	16,531	2,861
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	1,094
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	—	—	4,522	177
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	812
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	155
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	2,359
Contractors Steel	Belleville	MI	May 2018	—		2,862	25,878	—	6,296	35,036	5,451
Contractors Steel	Hammond	IN	May 2018	—		1,970	8,859	—	—	10,829	1,597
Contractors Steel	Livonia	MI	May 2018	—		933	8,554	—	1,357	10,844	1,881
Contractors Steel	Twinsburg	OH	May 2018	—		729	8,707	—	2,500	11,936	2,493
Contractors Steel	Wyoming	MI	May 2018	—		970	12,426	—	1,232	14,628	2,482
FedEx	Blackfoot	ID	Jun. 2018	—	(11)	350	6,882	—	—	7,232	1,753
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	607	7,598	1,232
Rubbermaid	Akron	OH	Jul. 2018	—	(11)	1,221	17,145	—	—	18,366	2,387
NetScout	Allen	TX	Aug. 2018	—	(10)	2,115	41,486	—	—	43,601	5,703
Bush Industries	Jamestown	NY	Sep. 2018	—	(11)	1,535	14,818	—	—	16,353	2,103
FedEx	Greenville	NC	Sep. 2018	—	(11)	581	9,744	—	—	10,325	2,587
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	163	110,690	14,703
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	1,250
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	542
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—		1,941	41,648	—	—	43,589	5,767
Walgreens	Pittsburgh	PA	Dec. 2018	—		1,701	13,718	—	—	15,419	1,921
VersaFlex	Kansas City	KS	Dec. 2018	—		519	7,581	—	—	8,100	987
Cummins	Gillette	WY	Mar. 2019	—	(12)	1,197	5,470	—	424	7,091	894
Stanley Security	Fishers	IN	Mar. 2019	—	(12)	1,246	11,879	—	—	13,125	1,555
Sierra Nevada	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	2,077
EQT	Waynesburg	PA	Apr. 2019	—	(12)	875	11,126	—	—	12,001	1,537

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Hanes	Calhoun	GA	Apr. 2019	—	(12)	731	8,104	—	—	8,835	1,198
Union Partners	Aurora	IL	May 2019	—		929	11,621	—	—	12,550	1,437
Union Partners	Dearborn	MI	May 2019	—	(12)	3,028	11,645	—	—	14,673	1,506
ComDoc	North Canton	OH	Jun. 2019	—	(12)	602	15,128	—	—	15,730	2,022
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(12)	277	9,552	—	—	9,829	1,330
Encompass Health	Birmingham	AL	Jun. 2019	—	(12)	1,746	55,568	—	—	57,314	6,350
Heatcraft	Tifton	GA	Jun. 2019	—	(12)	346	9,064	—	—	9,410	1,038
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		40	343	—	—	383	45
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		232	15,488	—	—	15,720	1,829
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		348	4,747	—	—	5,095	685
CF Sauer SLB	Mauldin	SC	Aug. 2019	—		190	9,488	—	—	9,678	1,118
CF Sauer SLB	Orange	FL	Aug. 2019	—		237	351	—	—	588	55
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—		2,201	12,884	—	—	15,085	1,580
SWECO	Florence	KY	Sep. 2019	—		2,080	21,924	—	—	24,004	2,883
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,061	5,929	—	2,358	11,348	1,103
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,073	7,130	—	2,171	12,374	1,227
Faurecia	Auburn Hills	MI	Dec. 2019	—		3,310	38,278	—	2,055	43,643	5,065
Plasma	Garland	TX	Dec. 2019	—		595	2,421	—	—	3,016	319
Plasma	El Paso	TX	Dec. 2019	—		72	2,478	—	—	2,550	255
Plasma	Bradenton	FL	Dec. 2019	—		185	3,747	—	—	3,932	407
Plasma	Hickory	NC	Dec. 2019	—		494	3,702	—	—	4,196	419
Plasma	Irving	TX	Dec. 2019	—		673	3,916	—	—	4,589	525
Plasma	Lake Charles	LA	Dec. 2019	—		301	1,730	—	—	2,031	207
Plasma	Mission	TX	Dec. 2019	—		275	1,735	—	—	2,010	200
Plasma	Meridian	MS	Dec. 2019	—		203	2,965	—	—	3,168	339
Plasma	Peoria	IL	Dec. 2019	—		206	2,578	—	—	2,784	280
Whirlpool	Cleveland	TN	Dec. 2019	—		2,230	20,923	—	—	23,153	2,510
Whirlpool	Clyde	OH	Dec. 2019	—		1,641	20,072	—	—	21,713	2,342
Whirlpool	Clyde	OH	Dec. 2019	—		3,559	17,283	—	—	20,842	2,365
Whirlpool	Findlay	OH	Dec. 2019	—		1,344	22,624	—	—	23,968	2,479
Whirlpool	Marion	OH	Dec. 2019	—		1,876	27,850	—	—	29,726	3,088
Whirlpool	Ottawa	OH	Dec. 2019	—		3,155	19,919	—	20,934	44,008	2,262
FedEx	Bathurst	Canada	Dec. 2019	—		38	2,166	—	—	2,204	347
FedEx	Woodstock	Canada	Dec. 2019	—		422	3,789	—	—	4,211	513
NSA Industries	Franklin	NH	Dec. 2019	—		237	7,968	(3)	6,006	14,208	1,087
Viavi	Santa Rosa	CA	Jan. 2020	—		3,209	4,203	—	1,482	8,894	799

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

					Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
CSTK	St. Louis	MO	Feb. 2020	—	3,405	8,155	—	—	11,560	1,104
Metal Technologies	Bloomfield	IN	Feb. 2020	—	167	1,034	—	—	1,201	138
Whirlpool	Fabriano	ITA	Feb. 2020	—	223	5,271	—	—	5,494	513
Whirlpool	Fabriano	ITA	Feb. 2020	—	2,603	15,067	—	—	17,670	1,603
FedEx	Moncton	Canada	Mar. 2020	—	298	2,972	—	—	3,270	361
Klaussner	Asheboro	NC	Mar. 2020	—	1,994	8,821	(270)	(1,080)	9,465	904
Klaussner	Asheboro	NC	Mar. 2020	—	3,470	19,521	(473)	(2,416)	20,102	1,898
Klaussner	Asheboro	NC	Mar. 2020	—	4,102	10,420	—	—	14,522	1,131
Klaussner	Candor	NC	Mar. 2020	—	1,705	9,528	(228)	(1,153)	9,852	953
Plasma	Danville	VA	May 2020	—	434	2,209	—	—	2,643	234
Plasma	Des Moines	IA	May 2020	—	254	2,827	—	—	3,081	274
Plasma	Erie	PA	May 2020	—	223	2,321	—	—	2,544	249
Plasma	Youngstown	OH	May 2020	—	41	4,600	—	—	4,641	424
Plasma	Dayton	OH	May 2020	—	61	1,796	—	—	1,857	172
Plasma	North Las Vegas	NV	May 2020	—	707	3,094	—	—	3,801	298
Klaussner	Asheboro	NC	Jun. 2020	—	2,438	3,025	—	—	5,463	279
NSA Industries	Franklin	NH	Jun. 2020	—	161	2,857	—	—	3,018	322
Johnson Controls	Las Rozas de Madrid	Spain	Sep. 2020	—	2,470	1,630	—	—	4,100	139
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	10,078	—	—	10,078	879
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—	—	1,411	—	—	1,411	147
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—	5,524	47,050	—	—	52,574	4,078
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—	5,731	27,736	—	—	33,467	2,347
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—	6,473	32,490	—	—	38,963	3,020
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—	355	16,492	—	—	16,847	1,363
ZF Active Safety	Findlay	OH	Dec. 2020	—	1,231	21,410	—	—	22,641	1,781
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—	1,078	2,837	—	—	3,915	227
FCA USA	Detroit	MI	Dec. 2020	—	5,125	95,485	973	564	102,147	7,715
Momentum Manufacturing Group	Amherst	NH	Apr. 2021	—	498	5,233	—	—	5,731	410
Cameron International	Pearsall	TX	Apr. 2021	—	298	6,356	—	—	6,654	556
McLaren	Woking	United Kingdom	Apr. 2021	72,725	12,826	131,959	—	—	144,785	9,125
McLaren	Woking	United Kingdom	Apr. 2021	50,538	9,081	53,237	—	—	62,318	3,852
Trafalgar Court	St. Peter Port	Channel Islands	Sep. 2021	—	11,447	54,678	—	—	66,125	3,215
Walmart Inc.	Bentonville	AR	Oct. 2021	—	4,358	33,231	—	—	37,589	2,086
Pilot Point Steel	Hallettsville	TX	Oct. 2021	—	386	3,085	—	—	3,471	281
Pilot Point Steel	Pilot Point	TX	Oct. 2021	—	854	7,184	—	—	8,038	511
Promess Incorporated	Brighton	MI	Dec. 2021	—	299	6,170	—	—	6,469	346

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Promess Incorporated	Brighton	MI	Dec. 2021	—		278	1,824	—	—	2,102	115
Promess Incorporated	Brighton	MI	Dec. 2021	—		288	1,758	—	—	2,046	103
Thetford Corporation	Ann Arbor	MI	Dec. 2021	—		1,353	8,197	—	—	9,550	510
Thetford Corporation	Dexter	MI	Dec. 2021	—		3,307	10,248	—	—	13,555	626
Thetford Corporation	Mishawaka	IN	Dec. 2021	—		616	4,659	—	—	5,275	287
PFB America Corporation	Blissfield	MI	Dec. 2021	—		219	2,121	—	—	2,340	138
PFB America Corporation	Blissfield	MI	Dec. 2021	—		118	651	—	—	769	40
PFB America Corporation	Lebanon	OH	Dec. 2021	—		398	4,718	—	—	5,116	262
PFB America Corporation	Lester Prairie	MN	Dec. 2021	—		448	5,817	—	—	6,265	327
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		868	5,590	—	—	6,458	319
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		2,255	4,638	—	—	6,893	284
Plasti-Fab Ltd	Kitchener	Canada	Dec. 2021	—		3,129	7,252	—	—	10,381	385
Plasti-Fab Ltd	Winnipeg	Canada	Dec. 2021	—		1,040	341	—	—	1,381	24
Thetford Corporation	Etten-Leur	Netherlands	Dec. 2021	—		3,844	15,610	—	—	19,454	896
Executive Mailing Service	Palos Hills	IL	Apr. 2022	—		2,061	9,339	—	—	11,400	407
Calendonia House	Glasgow	United Kingdom	May. 2022	—		1,530	11,436	—	—	12,966	506
Momentum Manufacturing Group	Georgetown	MA	Jun. 2022	—		610	5,349	—	—	5,959	215
Wallgreens Boots Alliance Inc.	Coventry	United Kingdom	Jan. 2023	—		—	3,392	—	—	3,392	78
Wallgreens Boots Alliance Inc.	Stortford	United Kingdom	Jan. 2023	—		476	1,706	—	—	2,182	39
Wallgreens Boots Alliance Inc.	Worthing	United Kingdom	Jan. 2023	—		829	2,837	—	—	3,666	65
Wallgreens Boots Alliance Inc.	Southhampton	United Kingdom	Jan. 2023	—		1,689	3,767	—	—	5,456	87
Wallgreens Boots Alliance Inc.	Poole	United Kingdom	Jan. 2023	—		—	4,505	—	—	4,505	103
Wallgreens Boots Alliance Inc.	Taunton	United Kingdom	Jan. 2023	—		507	3,407	—	—	3,914	79
Wallgreens Boots Alliance Inc.	Glouchester	United Kingdom	Jan. 2023	—		369	5,427	—	—	5,796	125
Wallgreens Boots Alliance Inc.	Tunbrdige Wells	United Kingdom	Jan. 2023	—		1,043	6,019	—	—	7,062	138
Dollar General I	Mission	TX	Sep. 2023		(14)	250	654	—	—	904	6
Dollar General I	Sullivan	MO	Sep. 2023		(14)	260	663	—	—	923	6
Walgreens I	Pine Bluff	AR	Sep. 2023		(13)	840	2,014	—	—	2,854	18
Dollar General II	Bogalusa	LA	Sep. 2023		(14)	280	688	—	—	968	6
Dollar General II	Donaldsonville	LA	Sep. 2023		(14)	260	614	—	—	874	6
AutoZone I	Cut Off	LA	Sep. 2023		(14)	330	858	—	—	1,188	8
Dollar General III	Athens	MI	Sep. 2023		(14)	250	654	—	—	904	6
Dollar General III	Fowler	MI	Sep. 2023		(14)	260	651	—	—	911	6
Dollar General III	Hudson	MI	Sep. 2023		(14)	270	671	—	—	941	6
Dollar General III	Muskegon	MI	Sep. 2023		(14)	290	620	—	—	910	6
Dollar General III	Reese	MI	Sep. 2023		(14)	260	650	—	—	910	6
BSFS I	Fort Myers	FL	Sep. 2023		(14)	800	2,255	—	—	3,055	20

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General IV	Bainbridge	GA	Sep. 2023		(14)	250	559	—	—	809	5
Dollar General IV	Vanleer	TN	Sep. 2023		(14)	230	552	—	—	782	5
Tractor Supply I	Vernon	CT	Sep. 2023		(14)	950	3,016	—	—	3,966	27
Dollar General V	Meraux	LA	Sep. 2023		(14)	520	1,326	—	—	1,846	12
Mattress Firm I	Tallahassee	FL	Sep. 2023			510	1,355	—	—	1,865	12
Lowe's I	Fayetteville	NC	Sep. 2023		(14)	—	10,178	—	—	10,178	89
Lowe's I	Macon	GA	Sep. 2023		(14)	—	12,230	—	—	12,230	107
Lowe's I	New Bern	NC	Sep. 2023		(14)	3,050	6,794	—	—	9,844	64
Lowe's I	Rocky Mount	NC	Sep. 2023		(14)	3,260	7,390	—	—	10,650	69
O'Reilly Auto Parts I	Manitowoc	WI	Sep. 2023		(14)	220	631	—	—	851	6
Food Lion I	Charlotte	NC	Sep. 2023		(14)	1,660	5,652	—	—	7,312	51
Family Dollar II	Danville	AR	Sep. 2023		(14)	330	390	—	—	720	4
Lowe's I	Aiken	SC	Sep. 2023		(14)	—	6,963	—	—	6,963	63
Dollar General VII	Gasburg	VA	Sep. 2023		(14)	270	717	—	—	987	7
Dollar General VI	Natalbany	LA	Sep. 2023		(14)	320	844	—	—	1,164	8
Walgreens II	Tucker	GA	Sep. 2023		(14)	—	3,963	—	—	3,963	34
Family Dollar III	Challis	ID	Sep. 2023		(14)	280	663	—	—	943	6
Chili's I	Lake Jackson	TX	Sep. 2023		(14)	600	1,586	—	—	2,186	14
Chili's I	Victoria	TX	Sep. 2023		(14)	680	1,703	—	—	2,383	15
CVS I	Anniston	AL	Sep. 2023		(14)	580	1,621	—	—	2,201	15
Joe's Crab Shack I	Westminster	CO	Sep. 2023			650	1,701	—	—	2,351	15
Tire Kingdom I	Lake Wales	FL	Sep. 2023		(14)	510	1,417	—	—	1,927	13
AutoZone II	Temple	GA	Sep. 2023		—	370	814	—	—	1,184	8
Dollar General VIII	Stanleytown	VA	Sep. 2023		—	300	833	—	—	1,133	8
Family Dollar IV	Oil City	LA	Sep. 2023		—	320	430	—	—	750	4
Fresenius I	Montevallo	AL	Sep. 2023		—	580	1,425	—	—	2,005	13
Dollar General IX	Mabelvale	AR	Sep. 2023		—	200	519	—	—	719	5
Advance Auto I	Angola	IN	Sep. 2023		—	170	370	—	—	540	3
Arby's I	Hernando	MS	Sep. 2023		(14)	600	1,485	—	—	2,085	14
CVS II	Holyoke	MA	Sep. 2023		(14)	—	5,188	—	—	5,188	44
Walgreens III	Lansing	MI	Sep. 2023		(14)	1,070	2,917	—	—	3,987	26
Walgreens IV	Beaumont	TX	Sep. 2023		(14)	620	1,618	—	—	2,238	15
AmeriCold I	Belvidere	IL	Sep. 2023		(14)	5,120	12,936	—	—	18,056	128
AmeriCold I	Brooklyn Park	MN	Sep. 2023		(14)	2,970	7,635	—	—	10,605	75
AmeriCold I	Cartersville	GA	Sep. 2023		(14)	4,150	10,499	—	—	14,649	104
AmeriCold I	Douglas	GA	Sep. 2023		(14)	1,880	4,219	—	—	6,099	42

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
AmeriCold I	Gaffney	SC	Sep. 2023		(14)	1,540	3,950	—	—	5,490	39
AmeriCold I	Gainesville	GA	Sep. 2023		(14)	4,070	10,331	—	—	14,401	102
AmeriCold I	Pendergrass	GA	Sep. 2023		(14)	7,400	19,177	—	—	26,577	190
AmeriCold I	Piedmont	SC	Sep. 2023		(14)	6,970	17,540	—	—	24,510	174
AmeriCold I	Zumbrota	MN	Sep. 2023		(14)	5,570	13,057	—	—	18,627	130
Dollar General X	Greenwell Springs	LA	Sep. 2023		(14)	250	793	—	—	1,043	7
Home Depot I	Birmingham	AL	Sep. 2023		(14)	9,800	27,391	—	—	37,191	269
Home Depot I	Valdosta	GA	Sep. 2023		(14)	9,250	24,191	—	—	33,441	239
New Breed Logistics I	Hanahan	SC	Sep. 2023		(14)	5,560	10,822	—	—	16,382	115
Truist Bank I	Atlanta	GA	Sep. 2023		(14)	420	1,128	—	—	1,548	10
Truist Bank I	Doswell	VA	Sep. 2023		(14)	200	620	—	—	820	6
Truist Bank I	Fort Pierce	FL	Sep. 2023		(14)	540	1,370	—	—	1,910	13
Truist Bank I	Nashville	TN	Sep. 2023		(14)	210	543	—	—	753	5
Truist Bank I	New Market	VA	Sep. 2023		(14)	320	830	—	—	1,150	8
Truist Bank I	New Smyrna Beach	FL	Sep. 2023		(14)	890	2,324	—	—	3,214	21
Truist Bank I	Oak Ridge	TN	Sep. 2023		(14)	430	1,172	—	—	1,602	11
Truist Bank I	Orlando	FL	Sep. 2023		(14)	590	1,603	—	—	2,193	15
Truist Bank I	Orlando	FL	Sep. 2023		(14)	890	2,324	—	—	3,214	21
Truist Bank I	Savannah	TN	Sep. 2023		(14)	380	1,033	—	—	1,413	9
Truist Bank I	Summerfield	NC	Sep. 2023		(14)	190	540	—	—	730	5
Truist Bank I	Thomson	GA	Sep. 2023		(14)	360	953	—	—	1,313	9
Truist Bank I	Vinton	VA	Sep. 2023		(14)	120	324	—	—	444	3
Truist Bank I	Washington	DC	Sep. 2023		(14)	730	1,902	—	—	2,632	17
Truist Bank I	Waycross	GA	Sep. 2023		(14)	420	1,126	—	—	1,546	10
Truist Bank I	Waynesville	NC	Sep. 2023		(14)	260	702	—	—	962	6
Circle K I	Aledo	IL	Sep. 2023		(14)	450	1,475	—	—	1,925	13
Circle K I	Bedford	OH	Sep. 2023		(14)	310	950	—	—	1,260	9
Circle K I	Bloomington	IL	Sep. 2023		(14)	210	682	—	—	892	6
Circle K I	Bloomington	IL	Sep. 2023		(14)	190	627	—	—	817	6
Circle K I	Burlington	IA	Sep. 2023		(14)	160	517	—	—	677	5
Circle K I	Champaign	IL	Sep. 2023		(14)	195	635	—	—	830	6
Circle K I	Clinton	IA	Sep. 2023		(14)	240	765	—	—	1,005	7
Circle K I	Galesburg	IL	Sep. 2023		(14)	250	826	—	—	1,076	7
Circle K I	Jacksonville	IL	Sep. 2023		(14)	170	545	—	—	715	5
Circle K I	Jacksonville	IL	Sep. 2023		(14)	130	410	—	—	540	4
Circle K I	Lafayette	IN	Sep. 2023		(14)	250	784	—	—	1,034	7

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Circle K I	Mattoon	IL	Sep. 2023		(14)	370	1,202	—	—	1,572	11
Circle K I	Morton	IL	Sep. 2023		(14)	180	611	—	—	791	5
Circle K I	Muscatine	IA	Sep. 2023		(14)	230	755	—	—	985	7
Circle K I	Paris	IL	Sep. 2023		(14)	260	845	—	—	1,105	8
Circle K I	Staunton	IL	Sep. 2023		(14)	510	1,593	—	—	2,103	14
Circle K I	Streetsboro	OH	Sep. 2023		(14)	240	730	—	—	970	7
Circle K I	Vandalia	IL	Sep. 2023		(14)	330	1,031	—	—	1,361	9
Circle K I	Virden	IL	Sep. 2023		(14)	340	1,024	—	—	1,364	9
Walgreens VI	Gillette	WY	Sep. 2023		(14)	920	2,336	—	—	3,256	21
Walgreens V	Oklahoma City	OK	Sep. 2023		(14)	1,120	3,162	—	—	4,282	29
1st Constitution Bancorp I	Hightstown	NJ	Sep. 2023		(14)	430	1,131	—	—	1,561	10
FedEx Ground I	Watertown	SD	Sep. 2023		(14)	780	1,755	—	—	2,535	18
Krystal I	Chattanooga	TN	Sep. 2023			280	689	—	—	969	6
Krystal I	Cleveland	TN	Sep. 2023			380	1,084	—	—	1,464	10
Krystal I	Columbus	GA	Sep. 2023			400	1,009	—	—	1,409	9
Krystal I	Ft. Oglethorpe	GA	Sep. 2023			250	711	—	—	961	6
Krystal I	Jacksonville	FL	Sep. 2023			360	898	—	—	1,258	8
O'Charley's I	Carrollton	GA	Sep. 2023		(14)	580	1,539	—	—	2,119	14
O'Charley's I	Champaign	IL	Sep. 2023		(14)	580	1,738	—	—	2,318	16
O'Charley's I	Clarksville	TN	Sep. 2023		(14)	730	2,198	—	—	2,928	20
O'Charley's I	Columbus	OH	Sep. 2023		(14)	600	1,798	—	—	2,398	16
O'Charley's I	Conyers	GA	Sep. 2023		(14)	870	2,477	—	—	3,347	22
O'Charley's I	Corydon	IN	Sep. 2023		(14)	630	1,718	—	—	2,348	15
O'Charley's I	Foley	AL	Sep. 2023		(14)	610	1,798	—	—	2,408	16
O'Charley's I	Greenfield	IN	Sep. 2023		(14)	590	1,699	—	—	2,289	15
O'Charley's I	Grove City	OH	Sep. 2023		(14)	660	1,918	—	—	2,578	17
O'Charley's I	Hattiesburg	MS	Sep. 2023		(14)	720	2,058	—	—	2,778	18
O'Charley's I	Lake Charles	LA	Sep. 2023		(14)	631	1,869	—	—	2,500	—
O'Charley's I	McDonough	GA	Sep. 2023		(14)	780	2,138	—	—	2,918	19
O'Charley's I	Murfreesboro	TN	Sep. 2023		(14)	620	1,738	—	—	2,358	16
O'Charley's I	Salisbury	NC	Sep. 2023		(14)	560	1,529	—	—	2,089	14
O'Charley's I	Southaven	MS	Sep. 2023		(14)	632	1,818	—	—	2,450	—
O'Charley's I	Springfield	OH	Sep. 2023		(14)	640	1,788	—	—	2,428	16
Walgreens VII	Alton	IL	Sep. 2023		(14)	1,150	2,980	—	—	4,130	27
Walgreens VII	Florissant	MO	Sep. 2023		(14)	460	1,239	—	—	1,699	11
Walgreens VII	Florissant	MO	Sep. 2023		(14)	470	1,255	—	—	1,725	11

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Walgreens VII	Mahomet	IL	Sep. 2023		(14)	1,130	2,797	—	—	3,927	25
Walgreens VII	Monroe	MI	Sep. 2023		(14)	900	2,532	—	—	3,432	23
Walgreens VII	Springfield	IL	Sep. 2023		(14)	1,080	2,846	—	—	3,926	26
Walgreens VII	St Louis	MO	Sep. 2023		(14)	750	1,960	—	—	2,710	18
Walgreens VII	Washington	IL	Sep. 2023		(14)	930	2,514	—	—	3,444	23
Tractor Supply II	Houghton	MI	Sep. 2023		(14)	400	1,061	—	—	1,461	10
National Tire & Battery II	Mundelein	IL	Sep. 2023			—	3,549	—	—	3,549	30
Tractor Supply III	Harlan	KY	Sep. 2023		(14)	680	2,080	—	—	2,760	19
Mattress Firm II	Knoxville	TN	Sep. 2023		(14)	300	767	—	—	1,067	7
Dollar General XI	Greenville	MS	Sep. 2023		(14)	240	652	—	—	892	6
Talecris Plasma Resources I	Eagle Pass	TX	Sep. 2023		(14)	810	1,991	—	—	2,801	18
Amazon I	Winchester	KY	Sep. 2023		(14)	850	1,520	—	—	2,370	15
Fresenius II	Montclair	NJ	Sep. 2023		(14)	1,020	2,694	—	—	3,714	24
Fresenius II	Sharon Hill	PA	Sep. 2023		(14)	590	1,543	—	—	2,133	14
Dollar General XII	Le Center	MN	Sep. 2023		(14)	260	574	—	—	834	5
Advance Auto II	Bunnell	FL	Sep. 2023		(14)	380	956	—	—	1,336	9
Advance Auto II	Washington	GA	Sep. 2023		(14)	250	616	—	—	866	6
Dollar General XIII	Vidor	TX	Sep. 2023		(14)	230	521	—	—	751	5
FedEx Ground II	Leland	MS	Sep. 2023		(14)	1,170	2,660	—	—	3,830	27
Burger King I	Algonquin	IL	Sep. 2023		(14)	490	1,314	—	—	1,804	12
Burger King I	Antioch	IL	Sep. 2023		(14)	380	882	—	—	1,262	8
Burger King I	Austintown	OH	Sep. 2023		(14)	470	943	—	—	1,413	9
Burger King I	Beavercreek	OH	Sep. 2023		(14)	370	752	—	—	1,122	7
Burger King I	Celina	OH	Sep. 2023		(14)	360	890	—	—	1,250	8
Burger King I	Chardon	OH	Sep. 2023		(14)	300	680	—	—	980	6
Burger King I	Chesterland	OH	Sep. 2023		(14)	310	720	—	—	1,030	6
Burger King I	Columbiana	OH	Sep. 2023		(14)	460	1,015	—	—	1,475	9
Burger King I	Cortland	OH	Sep. 2023		(14)	370	760	—	—	1,130	7
Burger King I	Crystal Lake	IL	Sep. 2023		(14)	300	820	—	—	1,120	7
Burger King I	Dayton	OH	Sep. 2023		(14)	290	610	—	—	900	6
Burger King I	Fairborn	OH	Sep. 2023		(14)	440	1,148	—	—	1,588	10
Burger King I	Girard	OH	Sep. 2023		(14)	530	1,186	—	—	1,716	11
Burger King I	Grayslake	IL	Sep. 2023		(14)	340	797	—	—	1,137	7
Burger King I	Greenville	OH	Sep. 2023		(14)	400	1,001	—	—	1,401	9
Burger King I	Gurnee	IL	Sep. 2023		(14)	570	1,437	—	—	2,007	13
Burger King I	Madison	OH	Sep. 2023		(14)	95	—	—	—	95	—

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Burger King I	McHenry	IL	Sep. 2023		(14)	330	870	—	—	1,200	8
Burger King I	Mentor	OH	Sep. 2023		(14)	310	684	—	—	994	6
Burger King I	Niles	OH	Sep. 2023		(14)	480	1,061	—	—	1,541	10
Burger King I	North Fayette	PA	Sep. 2023		(14)	600	1,306	—	—	1,906	12
Burger King I	North Royalton	OH	Sep. 2023		(14)	440	860	—	—	1,300	8
Burger King I	North Versailles	PA	Sep. 2023		(14)	700	1,567	—	—	2,267	14
Burger King I	Poland	OH	Sep. 2023		(14)	340	742	—	—	1,082	7
Burger King I	Ravenna	OH	Sep. 2023		(14)	500	1,084	—	—	1,584	10
Burger King I	Round Lake Beach	IL	Sep. 2023		(14)	730	1,770	—	—	2,500	16
Burger King I	Salem	OH	Sep. 2023		(14)	550	1,247	—	—	1,797	11
Burger King I	Trotwood	OH	Sep. 2023		(14)	330	882	—	—	1,212	8
Burger King I	Twinsburg	OH	Sep. 2023		(14)	420	911	—	—	1,331	8
Burger King I	Vandalia	OH	Sep. 2023		(14)	320	568	—	—	888	5
Burger King I	Warren	OH	Sep. 2023		(14)	280	540	—	—	820	5
Burger King I	Waukegan	IL	Sep. 2023		(14)	380	926	—	—	1,306	9
Burger King I	Willoughby	OH	Sep. 2023		(14)	230	500	—	—	730	5
Burger King I	Woodstock	IL	Sep. 2023		(14)	271	800	—	—	1,071	7
Burger King I	Youngstown	OH	Sep. 2023		(14)	450	1,215	—	—	1,665	11
Burger King I	Youngstown	OH	Sep. 2023		(14)	570	1,220	—	—	1,790	11
Burger King I	Youngstown	OH	Sep. 2023		(14)	570	1,311	—	—	1,881	12
Burger King I	Youngstown	OH	Sep. 2023		(14)	370	854	—	—	1,224	8
Dollar General XIV	Fort Smith	AR	Sep. 2023		(14)	300	781	—	—	1,081	7
Dollar General XIV	Hot Springs	AR	Sep. 2023		(14)	300	780	—	—	1,080	7
Dollar General XIV	Royal	AR	Sep. 2023		(14)	250	614	—	—	864	6
Dollar General XV	Wilson	NY	Sep. 2023		(14)	290	758	—	—	1,048	7
Mattress Firm I	McDonough	GA	Sep. 2023			390	1,013	—	—	1,403	9
Dollar General XVI	LaFollette	TN	Sep. 2023		(14)	220	571	—	—	791	5
Family Dollar V	Carrollton	MO	Sep. 2023		(14)	260	542	—	—	802	5
CVS III	Detroit	MI	Sep. 2023			800	2,210	—	—	3,010	20
Family Dollar VI	Walden	CO	Sep. 2023		(14)	220	451	—	—	671	4
Mattress Firm III	Valdosta	GA	Sep. 2023			420	1,121	—	—	1,541	10
Arby's II	Virginia	MN	Sep. 2023		(14)	320	767	—	—	1,087	7
Family Dollar VI	Kremmling	CO	Sep. 2023		(14)	240	746	—	—	986	7
SAAB Sensis I	Syracuse	NY	Sep. 2023			2,970	6,874	—	—	9,844	69
Citizens Bank I	Doylestown	PA	Sep. 2023		(14)	520	1,332	—	—	1,852	12
Citizens Bank I	Lansdale	PA	Sep. 2023		(14)	420	1,006	—	—	1,426	9

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Citizens Bank I	Lima	PA	Sep. 2023		(14)	710	1,791	—	—	2,501	16
Citizens Bank I	Philadelphia	PA	Sep. 2023		(14)	450	1,145	—	—	1,595	10
Citizens Bank I	Philadelphia	PA	Sep. 2023		(14)	660	1,603	—	—	2,263	15
Citizens Bank I	Philadelphia	PA	Sep. 2023		(14)	710	1,955	—	—	2,665	18
Citizens Bank I	Philadelphia	PA	Sep. 2023		(14)	630	1,954	—	—	2,584	17
Citizens Bank I	Richboro	PA	Sep. 2023		(14)	420	1,080	—	—	1,500	10
Citizens Bank I	Wayne	PA	Sep. 2023		(14)	1,030	2,920	—	—	3,950	26
Truist Bank II	Bushnell	FL	Sep. 2023			320	802	—	—	1,122	7
Truist Bank II	Chattanooga	TN	Sep. 2023			300	754	—	—	1,054	7
Truist Bank II	Douglasville	GA	Sep. 2023			400	1,029	—	—	1,429	9
Truist Bank II	Duluth	GA	Sep. 2023			800	1,930	—	—	2,730	18
Truist Bank II	East Ridge	TN	Sep. 2023			230	626	—	—	856	6
Truist Bank II	Mauldin	SC	Sep. 2023			310	891	—	—	1,201	8
Truist Bank II	Okeechobee	FL	Sep. 2023			460	1,274	—	—	1,734	12
Truist Bank II	Panama City	FL	Sep. 2023			450	1,243	—	—	1,693	11
Mattress Firm IV	Meridian	ID	Sep. 2023			500	1,323	—	—	1,823	12
Dollar General XII	Sunrise Beach	MO	Sep. 2023		(14)	260	646	—	—	906	6
FedEx Ground IV	Council Bluffs	IA	Sep. 2023		(14)	1,430	3,378	—	—	4,808	34
Mattress Firm V	Florence	AL	Sep. 2023			350	937	—	—	1,287	9
Mattress Firm I	Aiken	SC	Sep. 2023			390	1,031	—	—	1,421	9
Family Dollar VII	Bernice	LA	Sep. 2023		(14)	190	497	—	—	687	5
Aaron's I	Erie	PA	Sep. 2023		(14)	240	570	—	—	810	5
AutoZone III	Caro	MI	Sep. 2023		(14)	280	648	—	—	928	6
Advance Auto III	Taunton	MA	Sep. 2023		(14)	390	991	—	—	1,381	9
Family Dollar VIII	Dexter	NM	Sep. 2023		(14)	300	732	—	—	1,032	7
Family Dollar VIII	Hale Center	TX	Sep. 2023		(14)	260	600	—	—	860	6
Family Dollar VIII	Plains	TX	Sep. 2023		(14)	280	652	—	—	932	6
Dollar General XVII	Tullos	LA	Sep. 2023		(14)	250	682	—	—	932	6
Truist Bank III	Athens	GA	Sep. 2023		(13)	300	784	—	—	1,084	7
Truist Bank III	Avondale	MD	Sep. 2023		(13)	550	1,490	—	—	2,040	14
Truist Bank III	Brentwood	TN	Sep. 2023			580	1,661	—	—	2,241	15
Truist Bank III	Brentwood	TN	Sep. 2023			560	1,406	—	—	1,966	13
Truist Bank III	Casselberry	FL	Sep. 2023			690	1,802	—	—	2,492	16
Truist Bank IV	Chamblee	GA	Sep. 2023		(13)	490	1,276	—	—	1,766	12
Truist Bank III	Chattanooga	TN	Sep. 2023		(13)	400	951	—	—	1,351	9
Truist Bank III	Chattanooga	TN	Sep. 2023			160	960	—	—	1,120	8

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
First Horizon Bank	Collinsville	VA	Sep. 2023			180	509	—	—	689	5
Truist Bank IV	Columbus	GA	Sep. 2023		(13)	570	1,408	—	—	1,978	13
Truist Bank III	Conyers	GA	Sep. 2023		(13)	500	1,324	—	—	1,824	12
Truist Bank IV	Creedmoor	NC	Sep. 2023			100	296	—	—	396	3
Truist Bank III	Daytona Beach	FL	Sep. 2023			520	1,390	—	—	1,910	13
First Horizon Bank	Durham	NC	Sep. 2023		(13)	190	484	—	—	674	4
First Horizon Bank	Durham	NC	Sep. 2023		(13)	340	857	—	—	1,197	8
Truist Bank III	Gainesville	FL	Sep. 2023			250	690	—	—	940	6
Truist Bank III	Gainesville	FL	Sep. 2023			400	1,081	—	—	1,481	10
Truist Bank III	Greenville	SC	Sep. 2023			460	1,135	—	—	1,595	10
Truist Bank III	Greenville	SC	Sep. 2023		(13)	220	621	—	—	841	6
Truist Bank III	Gulf Breeze	FL	Sep. 2023			430	1,180	—	—	1,610	11
Truist Bank III	Hendersonville	NC	Sep. 2023			370	1,019	—	—	1,389	9
Truist Bank III	Indian Harbour Beach	FL	Sep. 2023			430	1,098	—	—	1,528	10
Truist Bank III	Inverness	FL	Sep. 2023			520	1,484	—	—	2,004	13
Truist Bank III	Jacksonville	FL	Sep. 2023			340	857	—	—	1,197	8
Truist Bank III	Jacksonville	FL	Sep. 2023			360	942	—	—	1,302	9
Truist Bank III	Lithonia	GA	Sep. 2023			280	808	—	—	1,088	7
Truist Bank III	Lutz	FL	Sep. 2023			370	940	—	—	1,310	9
Truist Bank III	Macon	GA	Sep. 2023			270	676	—	—	946	6
Truist Bank IV	Madison	GA	Sep. 2023			400	1,016	—	—	1,416	9
Truist Bank III	Marietta	GA	Sep. 2023		(13)	710	1,899	—	—	2,609	17
Truist Bank III	Marietta	GA	Sep. 2023			620	1,723	—	—	2,343	16
Truist Bank III	Mebane	NC	Sep. 2023			400	1,164	—	—	1,564	11
Truist Bank III	Melbourne	FL	Sep. 2023			520	1,258	—	—	1,778	12
Truist Bank III	Melbourne	FL	Sep. 2023			580	1,511	—	—	2,091	14
Truist Bank III	Morristown	TN	Sep. 2023		(13)	150	364	—	—	514	3
Truist Bank III	Mount Dora	FL	Sep. 2023			570	1,570	—	—	2,140	14
Truist Bank III	Murfreesboro	TN	Sep. 2023		(13)	340	791	—	—	1,131	7
Truist Bank III	Nashville	TN	Sep. 2023			630	1,582	—	—	2,212	14
Truist Bank IV	Ocala	FL	Sep. 2023		(13)	620	1,493	—	—	2,113	14
Truist Bank III	Ocala	FL	Sep. 2023		(13)	400	1,006	—	—	1,406	9
First Horizon Bank	Onancock	VA	Sep. 2023		(13)	510	1,274	—	—	1,784	12
Truist Bank III	Orlando	FL	Sep. 2023			540	1,459	—	—	1,999	13
Truist Bank III	Ormond Beach	FL	Sep. 2023			680	1,706	—	—	2,386	16
Truist Bank III	Ormond Beach	FL	Sep. 2023			570	1,571	—	—	2,141	14

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Truist Bank III	Ormond Beach	FL	Sep. 2023			510	1,322	—	—	1,832	12
Truist Bank III	Peachtree City	GA	Sep. 2023			660	1,742	—	—	2,402	16
First Horizon Bank	Pittsboro	NC	Sep. 2023		(13)	180	423	—	—	603	4
Truist Bank III	Pompano Beach	FL	Sep. 2023			700	1,816	—	—	2,516	17
Truist Bank III	Port St. Lucie	FL	Sep. 2023			510	1,402	—	—	1,912	13
Truist Bank IV	Prince Frederick	MD	Sep. 2023		(13)	670	1,853	—	—	2,523	17
Truist Bank III	Richmond	VA	Sep. 2023			150	379	—	—	529	3
Truist Bank III	Richmond	VA	Sep. 2023			2,386	4,539	—	—	6,925	50
Truist Bank III	Richmond	VA	Sep. 2023		(13)	160	400	—	—	560	4
Truist Bank III	Roanoke	VA	Sep. 2023		(13)	650	1,789	—	—	2,439	16
Truist Bank III	Roanoke	VA	Sep. 2023			260	633	—	—	893	6
Truist Bank III	Sarasota	FL	Sep. 2023			420	1,056	—	—	1,476	10
Truist Bank III	Savannah	GA	Sep. 2023			310	765	—	—	1,075	7
Truist Bank III	Savannah	GA	Sep. 2023		(13)	320	799	—	—	1,119	7
Truist Bank III	Signal Mountain	TN	Sep. 2023		(13)	220	579	—	—	799	5
Truist Bank III	Soddy Daisy	TN	Sep. 2023		(13)	240	605	—	—	845	6
Truist Bank IV	Spring Hill	FL	Sep. 2023		(13)	590	1,515	—	—	2,105	14
Truist Bank III	St. Petersburg	FL	Sep. 2023			510	1,322	—	—	1,832	12
Truist Bank III	Stockbridge	GA	Sep. 2023		(13)	390	1,002	—	—	1,392	9
Truist Bank III	Stone Mountain	GA	Sep. 2023		(13)	440	1,151	—	—	1,591	11
First Horizon Bank	Stuart	VA	Sep. 2023		(13)	430	1,209	—	—	1,639	11
Truist Bank III	Sylvester	GA	Sep. 2023			270	620	—	—	890	6
Truist Bank III	Tamarac	FL	Sep. 2023			520	1,281	—	—	1,801	12
Truist Bank III	Union City	GA	Sep. 2023		(13)	220	575	—	—	795	5
First Horizon Bank	Winston-Salem	NC	Sep. 2023			250	693	—	—	943	6
First Horizon Bank	Yadkinville	NC	Sep. 2023		(13)	400	1,007	—	—	1,407	9
Dollar General XVIII	Deville	LA	Sep. 2023		(14)	250	645	—	—	895	6
Mattress Firm I	Holland	MI	Sep. 2023			400	1,035	—	—	1,435	9
Dollar General XVII	Hornbeck	LA	Sep. 2023		(14)	260	672	—	—	932	6
Family Dollar IX	Fannettsburg	PA	Sep. 2023		(14)	310	807	—	—	1,117	7
Mattress Firm I	Saginaw	MI	Sep. 2023			370	1,004	—	—	1,374	9
Bi-Lo I	Greenville	SC	Sep. 2023			810	1,876	—	15	2,701	18
Stop & Shop I	Cumberland	RI	Sep. 2023		(14)	3,900	13,402	—	—	17,302	120
Stop & Shop I	Sicklerville	NJ	Sep. 2023		(14)	3,010	9,891	—	—	12,901	89
Stop & Shop I	Southington	CT	Sep. 2023		(14)	3,550	12,896	—	—	16,446	115
Dollar General XVII	Forest Hill	LA	Sep. 2023		(14)	240	616	—	—	856	6

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XIX	Chelsea	OK	Sep. 2023		(14)	310	812	—	—	1,122	7
Dollar General XX	Brookhaven	MS	Sep. 2023		(14)	230	582	—	—	812	5
Dollar General XX	Columbus	MS	Sep. 2023		(14)	300	605	—	—	905	6
Dollar General XX	Forest	MS	Sep. 2023		(14)	250	685	—	—	935	6
Dollar General XX	Rolling Fork	MS	Sep. 2023		(14)	310	856	—	—	1,166	8
Dollar General XX	West Point	MS	Sep. 2023		(14)	260	611	—	—	871	6
Dollar General XXI	Huntington	WV	Sep. 2023		(14)	360	921	—	—	1,281	8
Dollar General XXII	Warren	IN	Sep. 2023		(14)	310	737	—	—	1,047	7
FedEx Ground V	Sioux City	IA	Sep. 2023		(14)	1,460	3,873	—	—	5,333	38
FedEx Ground VII	Eagle River	WI	Sep. 2023		(14)	1,660	4,277	—	—	5,937	42
FedEx Ground VI	Grand Forks	ND	Sep. 2023		(14)	2,340	6,146	—	—	8,486	61
FedEx Ground VIII	Mosinee	WI	Sep. 2023		(14)	2,230	5,942	—	—	8,172	58
Anderson Station	Anderson	SC	Sep. 2023		(15)	3,080	10,636	—	—	13,716	107
Riverbend Marketplace	Asheville	NC	Sep. 2023		(15)	4,672	11,235	—	—	15,907	112
Northlake Commons	Charlotte	NC	Sep. 2023			8,744	15,669	—	—	24,413	153
Shops at Rivergate South	Charlotte	NC	Sep. 2023		(15)	6,889	18,120	—	—	25,009	169
Cross Pointe Centre	Fayetteville	NC	Sep. 2023		(15)	6,578	11,958	—	—	18,536	114
Parkside Shopping Center	Frankfort	KY	Sep. 2023			5,640	10,427	—	—	16,067	123
Patton Creek	Hoover	AL	Sep. 2023			18,964	40,133	—	7	59,104	398
Southway Shopping Center	Houston	TX	Sep. 2023		(18)	6,262	6,656	—	—	12,918	74
Northpark Center	Huber Heights	OH	Sep. 2023		(15)	10,952	14,723	—	123	25,798	149
Tiffany Springs MarketCenter	Kansas City	MO	Sep. 2023			5,967	28,382	—	94	34,443	291
North Lakeland Plaza	Lakeland	FL	Sep. 2023		(15)	3,904	7,993	—	—	11,897	75
Best on the Boulevard	Las Vegas	NV	Sep. 2023		(15)	6,548	16,192	—	—	22,740	150
Montecito Crossing	Las Vegas	NV	Sep. 2023		(15)	4,941	21,288	—	—	26,229	221
Pine Ridge Plaza	Lawrence	KS	Sep. 2023			5,311	10,580	—	—	15,891	106
Jefferson Commons	Louisville	KY	Sep. 2023		(15)	6,129	17,958	—	—	24,087	181
Towne Centre Plaza	Mesquite	TX	Sep. 2023			2,935	4,990	—	—	7,925	51
Township Marketplace	Monaca	PA	Sep. 2023			5,183	24,402	—	33	29,618	234
Northwoods Marketplace	North Charleston	SC	Sep. 2023		(18)	7,341	11,614	—	7	18,962	132
Centennial Plaza	Oklahoma City	OK	Sep. 2023		(15)	4,741	12,382	—	—	17,123	125
Village at Quail Springs	Oklahoma City	OK	Sep. 2023		(18)	3,738	4,885	—	—	8,623	51
Colonial Landing (13)	Orlando	FL	Sep. 2023			—	22,477	—	3	22,480	215
The Centrum	Pineville	NC	Sep. 2023		(18)	7,995	17,635	—	—	25,630	186
Liberty Crossing	Rowlett	TX	Sep. 2023		(18)	3,334	9,145	—	—	12,479	91
San Pedro Crossing	San Antonio	TX	Sep. 2023		(15)	9,030	25,062	—	—	34,092	212

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Prairie Towne Center	Schaumburg	IL	Sep. 2023			4,162	10,208	—	2	14,372	105
Shops at Shelby Crossing	Sebring	FL	Sep. 2023			4,694	20,206	—	—	24,900	214
Stirling Slidell Centre	Slidell	LA	Sep. 2023			4,537	6,812	—	—	11,349	67
Bison Hollow	Traverse City	MI	Sep. 2023			1,964	12,697	—	—	14,661	128
Southroads Shopping Center	Tulsa	OK	Sep. 2023			7,440	60,129	—	18	67,587	535
The Streets of West Chester	West Chester	OH	Sep. 2023			8,686	15,232	—	4	23,922	154
Shoppes of West Melbourne	West Melbourne	FL	Sep. 2023		(15)	5,064	11,157	—	8	16,229	103
Shoppes at Wyomissing	Wyomissing	PA	Sep. 2023			7,427	20,434	—	—	27,861	184
Dollar General XXIII	Dewitt	NY	Sep. 2023		(16)	330	726	—	—	1,056	7
Dollar General XXIII	Farmington	NY	Sep. 2023		(16)	310	863	—	—	1,173	8
Dollar General XXIII	Geddes	NY	Sep. 2023		(16)	290	688	—	—	978	6
Dollar General XXIII	Otego	NY	Sep. 2023		(16)	320	784	—	—	1,104	7
Dollar General XXIII	Parish	NY	Sep. 2023		(16)	320	713	—	—	1,033	7
Dollar General XXIII	Utica	NY	Sep. 2023		(16)	310	741	—	—	1,051	7
Jo-Ann Fabrics I	Freeport	IL	Sep. 2023		(16)	510	1,287	—	—	1,797	12
FedEx Ground IX	Brainerd	MN	Sep. 2023		(16)	1,100	2,581	—	—	3,681	26
Chili's II	McHenry	IL	Sep. 2023		(16)	920	2,317	—	—	3,237	21
Dollar General XXIII	Kingston	NY	Sep. 2023		(16)	330	908	—	—	1,238	8
Sonic Drive In I	Robertsdale	AL	Sep. 2023		(16)	330	851	—	—	1,181	8
Sonic Drive In I	Tuscaloosa	AL	Sep. 2023		(16)	630	1,570	—	—	2,200	14
Bridgestone HOSEpower I	Columbia	SC	Sep. 2023		(16)	600	1,436	—	—	2,036	13
Bridgestone HOSEpower I	Elko	NV	Sep. 2023		(16)	540	1,290	—	—	1,830	12
Dollar General XXIII	Kerhonkson	NY	Sep. 2023		(16)	290	707	—	—	997	6
Bridgestone HOSEpower II	Jacksonville	FL	Sep. 2023		(16)	570	1,268	—	—	1,838	12
FedEx Ground X	Rolla	MO	Sep. 2023		(16)	2,420	5,867	—	—	8,287	59
Chili's III	Machesney Park	IL	Sep. 2023		(16)	1,110	2,853	—	—	3,963	26
FedEx Ground XI	Casper	WY	Sep. 2023		(16)	970	2,231	—	—	3,201	22
Hardee's I	Ashland	AL	Sep. 2023			280	670	—	—	950	6
Tractor Supply IV	Flandreau	SD	Sep. 2023		(16)	370	1,005	—	—	1,375	9
Tractor Supply IV	Hazen	ND	Sep. 2023		(16)	470	1,399	—	—	1,869	13
Circle K II	Harlingen	TX	Sep. 2023		(13)	210	676	—	—	886	7
Circle K II	Laredo	TX	Sep. 2023		(13)	320	1,038	—	—	1,358	10
Circle K II	Laredo	TX	Sep. 2023		(13)	300	1,000	—	—	1,300	10
Circle K II	Laredo	TX	Sep. 2023		(13)	110	324	—	—	434	3
Circle K II	Rio Grande	TX	Sep. 2023		(13)	280	907	—	—	1,187	9
Circle K II	Weslaco	TX	Sep. 2023		(13)	250	808	—	—	1,058	8

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Sonic Drive In II	Biloxi	MS	Sep. 2023		(13)	290	770	—	—	1,060	7
Sonic Drive In II	Collins	MS	Sep. 2023		(13)	360	940	—	—	1,300	9
Sonic Drive In II	Ellisville	MS	Sep. 2023		(13)	390	1,020	—	—	1,410	9
Sonic Drive In II	Gulfport	MS	Sep. 2023		(13)	320	754	—	—	1,074	7
Sonic Drive In II	Gulfport	MS	Sep. 2023		(13)	240	647	—	—	887	6
Sonic Drive In II	Gulfport	MS	Sep. 2023		(13)	280	734	—	—	1,014	7
Sonic Drive In II	Hattiesburg	MS	Sep. 2023		(13)	330	847	—	—	1,177	8
Sonic Drive In II	Lithia	FL	Sep. 2023		(13)	240	628	—	—	868	6
Sonic Drive In II	Long Beach	MS	Sep. 2023		(13)	310	783	—	—	1,093	7
Sonic Drive In II	Magee	MS	Sep. 2023		(13)	290	788	—	—	1,078	7
Sonic Drive In II	Petal	MS	Sep. 2023		(13)	350	845	—	—	1,195	8
Sonic Drive In II	Plant City	FL	Sep. 2023		(13)	230	586	—	—	816	5
Sonic Drive In II	Purvis	MS	Sep. 2023		(13)	300	760	—	—	1,060	7
Sonic Drive In II	Riverview	FL	Sep. 2023		(13)	220	584	—	—	804	5
Sonic Drive In II	Riverview	FL	Sep. 2023		(13)	330	782	—	—	1,112	7
Sonic Drive In II	Tylertown	MS	Sep. 2023		(13)	420	1,007	—	—	1,427	9
Sonic Drive In II	Wauchula	FL	Sep. 2023		(13)	160	413	—	—	573	4
Sonic Drive In II	Waveland	MS	Sep. 2023		(13)	270	681	—	—	951	6
Sonic Drive In II	Waynesboro	MS	Sep. 2023		(13)	210	526	—	—	736	5
Sonic Drive In II	Woodville	MS	Sep. 2023		(13)	380	1,004	—	—	1,384	9
Bridgestone HOSEpower III	Sulphur	LA	Sep. 2023		(16)	780	1,930	—	—	2,710	18
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(13)	610	1,719	—	—	2,329	16
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(13)	690	1,794	—	—	2,484	16
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(13)	850	2,247	—	—	3,097	20
Mountain Express I	Baldwin	GA	Sep. 2023		(13)	240	784	—	—	1,024	8
Mountain Express I	Buford	GA	Sep. 2023		(13)	310	1,039	—	—	1,349	10
Mountain Express I	Canton	GA	Sep. 2023		(13)	290	908	—	—	1,198	9
Mountain Express I	Chatsworth	GA	Sep. 2023		(13)	280	912	—	—	1,192	9
Mountain Express I	Douglasville	GA	Sep. 2023		(13)	280	889	—	—	1,169	9
Mountain Express I	Jasper	GA	Sep. 2023		(13)	310	1,023	—	—	1,333	10
Mountain Express I	Summerville	GA	Sep. 2023		(13)	210	645	—	—	855	6
Mountain Express I	Trion	GA	Sep. 2023		(13)	230	740	—	—	970	7
Mountain Express I	Woodstock	GA	Sep. 2023		(13)	220	694	—	—	914	7
Kum & Go I	Omaha	NE	Sep. 2023			650	1,640	—	—	2,290	15
DaVita I	Bolivar	TN	Sep. 2023		(13)	190	475	—	—	665	4
DaVita I	Brownviille	TN	Sep. 2023		(13)	340	813	—	—	1,153	7

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
White Oak I	Casey	IA	Sep. 2023			180	394	—	—	574	4
White Oak I	Hospers	IA	Sep. 2023			230	503	—	—	733	5
White Oak I	Jefferson	IA	Sep. 2023			300	653	—	—	953	6
White Oak I	Muscatine	IA	Sep. 2023			460	1,003	—	—	1,463	9
White Oak I	Nevada	IA	Sep. 2023			150	309	—	—	459	3
White Oak I	Nevada	IA	Sep. 2023			350	717	—	—	1,067	7
White Oak I	Omaha	NE	Sep. 2023			320	642	—	—	962	6
White Oak I	Omaha	NE	Sep. 2023			410	839	—	—	1,249	8
White Oak I	Wapello	IA	Sep. 2023			360	724	—	—	1,084	7
Mountain Express II	Arley	AL	Sep. 2023		(13)	160	528	—	—	688	5
Mountain Express II	Cullman	AL	Sep. 2023		(13)	280	822	—	—	1,102	8
Mountain Express II	Cullman	AL	Sep. 2023		(13)	260	856	—	—	1,116	8
Mountain Express II	Eva	AL	Sep. 2023		(13)	160	531	—	—	691	5
Mountain Express II	Good Hope	AL	Sep. 2023		(13)	270	927	—	—	1,197	9
Mountain Express II	Huntsville	AL	Sep. 2023		(13)	340	1,087	—	—	1,427	10
Mountain Express II	Huntsville	AL	Sep. 2023		(13)	500	1,624	—	—	2,124	15
Mountain Express II	Huntsville	AL	Sep. 2023		(13)	360	1,118	—	—	1,478	11
Mountain Express II	Oneonta	AL	Sep. 2023		(13)	250	809	—	—	1,059	8
Mountain Express II	Owens Cross	AL	Sep. 2023		(13)	330	999	—	—	1,329	10
Mountain Express II	Pine Campbell	AL	Sep. 2023		(13)	160	529	—	—	689	5
Mountain Express II	Red Bay	AL	Sep. 2023		(13)	220	706	—	—	926	7
Mountain Express II	Red Bay	AL	Sep. 2023		(13)	110	322	—	—	432	3
Mountain Express II	Russellville	AL	Sep. 2023		(13)	160	489	—	—	649	5
Mountain Express II	Vina	AL	Sep. 2023			130	421	—	—	551	4
Dialysis I	Grand Rapids	MI	Sep. 2023		(13)	560	1,342	—	—	1,902	12
Dialysis I	Michigan City	IN	Sep. 2023		(14)	570	1,458	—	—	2,028	13
Dialysis I	Auburn	ME	Sep. 2023		(13)	600	1,455	—	—	2,055	13
Dialysis I	Benton Harbor	MI	Sep. 2023		(13)	430	1,109	—	—	1,539	10
Dialysis I	East Knoxville	TN	Sep. 2023		(13)	530	1,388	—	—	1,918	13
Dialysis I	Grand Rapids	MI	Sep. 2023		(13)	350	745	—	—	1,095	7
Dialysis I	Sikeston	MO	Sep. 2023		(13)	500	1,216	—	—	1,716	11
Children of America I	New Britian	PA	Sep. 2023			1,090	2,848	—	—	3,938	26
Children of America I	Warminster	PA	Sep. 2023			1,150	2,732	—	—	3,882	25
Burger King II	Pineville	LA	Sep. 2023			500	1,284	—	—	1,784	12
White Oak II	Council Bluffs	IA	Sep. 2023			200	434	—	—	634	4
White Oak II	Council Bluffs	IA	Sep. 2023			200	393	—	—	593	4

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
White Oak II	Glenwood	IA	Sep. 2023			110	203	—	—	313	2
White Oak II	Missouri Valley	IA	Sep. 2023			120	244	—	—	364	2
White Oak II	Red Oak	IA	Sep. 2023			160	395	—	—	555	4
White Oak II	Sioux Center	IA	Sep. 2023			110	214	—	—	324	2
White Oak II	Sioux City	IA	Sep. 2023			120	229	—	—	349	2
White Oak II	Sioux City	IA	Sep. 2023			140	274	—	—	414	3
White Oak II	Sioux City	IA	Sep. 2023			180	346	—	—	526	3
Taco John's	Chanute	KS	Sep. 2023		(13)	230	585	—	—	815	5
Taco John's	Mountain Home	ID	Sep. 2023			120	220	—	—	340	2
Mountain Express III	Canton	GA	Sep. 2023		(13)	390	1,288	—	—	1,678	12
Mountain Express III	Clinton	SC	Sep. 2023		(13)	280	890	—	—	1,170	9
Mountain Express III	Cornelia	GA	Sep. 2023		(13)	190	595	—	—	785	6
Mountain Express III	Cumming	GA	Sep. 2023		(13)	260	828	—	—	1,088	8
Mountain Express III	Ellijay	GA	Sep. 2023		(13)	380	1,205	—	—	1,585	12
Mountain Express III	Hogansville	GA	Sep. 2023		(13)	200	646	—	—	846	6
Mountain Express III	Homer	GA	Sep. 2023		(13)	190	641	—	—	831	6
Mountain Express III	McCaysville	GA	Sep. 2023		(13)	180	574	—	—	754	6
Mountain Express III	Nettleton	MS	Sep. 2023		(13)	150	445	—	—	595	4
Mountain Express III	Riverdale	GA	Sep. 2023		(13)	490	1,554	—	—	2,044	15
Mountain Express III	Toccoa	GA	Sep. 2023		(13)	170	532	—	—	702	5
Mountain Express III	Toccoa	GA	Sep. 2023		(13)	190	613	—	—	803	6
Mountain Express III	Woodstock	GA	Sep. 2023		(13)	420	1,377	—	—	1,797	13
Mountain Express III	Woodstock	GA	Sep. 2023		(13)	550	1,823	—	—	2,373	17
Taco John's	Carroll	IA	Sep. 2023		(13)	240	640	—	—	880	6
Taco John's	Cherokee	IA	Sep. 2023		(13)	160	383	—	—	543	4
Taco John's	Independence	MO	Sep. 2023		(13)	370	863	—	—	1,233	8
Taco John's	North Manakato	MN	Sep. 2023			180	360	—	—	540	3
Taco John's	St. Peter	MN	Sep. 2023		—	220	545	—	—	765	5
White Oak III	Bonham	TX	Sep. 2023		—	650	1,456	—	—	2,106	14
DaVita II	Houston	TX	Sep. 2023		—	600	1,537	—	—	2,137	14
Pizza Hut I	Charlotte	NC	Sep. 2023		—	290	846	—	—	1,136	8
Pizza Hut I	Columbus	OH	Sep. 2023		—	340	867	—	—	1,207	8
Pizza Hut I	Columbus	OH	Sep. 2023		—	190	456	—	—	646	4
Pizza Hut I	Gastonia	NC	Sep. 2023		—	380	932	—	—	1,312	9
Pizza Hut I	Midland	TX	Sep. 2023		—	250	610	—	—	860	6
Pizza Hut I	New Lexington	OH	Sep. 2023		—	200	518	—	—	718	5

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Pizza Hut I	Newton	NC	Sep. 2023		—	230	598	—	—	828	5
Pizza Hut I	Westerville	OH	Sep. 2023		—	290	700	—	—	990	6
Pizza Hut I	Zaneville	OH	Sep. 2023		—	240	605	—	—	845	6
Little Caesars I	Burton	MI	Sep. 2023		—	440	1,098	—	—	1,538	10
Little Caesars I	Burton	MI	Sep. 2023		—	260	693	—	—	953	6
Little Caesars I	Durand	MI	Sep. 2023		—	160	386	—	—	546	4
Little Caesars I	Flint	MI	Sep. 2023		—	220	493	—	—	713	5
Little Caesars I	Flint	MI	Sep. 2023		—	230	603	—	—	833	5
Little Caesars I	Flint	MI	Sep. 2023		—	200	496	—	—	696	5
Little Caesars I	Flint	MI	Sep. 2023		—	230	538	—	—	768	5
Little Caesars I	Flint	MI	Sep. 2023		—	250	582	—	—	832	5
Little Caesars I	Flint	MI	Sep. 2023		—	260	559	—	—	819	5
Little Caesars I	Flint	MI	Sep. 2023		—	290	699	—	—	989	6
Little Caesars I	Swartz Creek	MI	Sep. 2023		—	210	493	—	—	703	5
Tractor Supply V	Americus	GA	Sep. 2023		—	700	2,071	—	—	2,771	19
Tractor Supply V	Cadiz	OH	Sep. 2023		—	600	1,863	—	—	2,463	17
Tractor Supply V	Catalina	AZ	Sep. 2023		—	970	2,958	—	—	3,928	27
Tractor Supply V	Sorocco	NM	Sep. 2023		—	680	2,098	—	—	2,778	19
Caliber Collision I	Fayetteville	NC	Sep. 2023		—	470	1,091	—	—	1,561	10
Caliber Collision I	Lutz	FL	Sep. 2023		—	1,390	3,496	—	—	4,886	32
Caliber Collision I	Nolansville	TX	Sep. 2023		—	390	993	—	—	1,383	9
Fresenius III	Cumming	GA	Sep. 2023		—	320	764	—	—	1,084	7
Fresenius III	Enterprise	AL	Sep. 2023		—	760	2,009	—	—	2,769	18
Fresenius III	Gulf Breeze	FL	Sep. 2023		—	660	1,710	—	—	2,370	15
Fresenius III	Monroeville	AL	Sep. 2023		—	450	952	—	—	1,402	9
Fresenius III	Pendleton	SC	Sep. 2023		—	390	996	—	—	1,386	9
Fresenius III	Thomasville	AL	Sep. 2023		—	450	930	—	—	1,380	9
Pizza Hut II	Afton	WY	Sep. 2023		—	230	627	—	—	857	6
Pizza Hut II	Alva	OK	Sep. 2023		—	360	873	—	—	1,233	8
Pizza Hut II	Buffalo	WY	Sep. 2023		—	210	485	—	—	695	4
Pizza Hut II	Canadian	TX	Sep. 2023		—	240	565	—	—	805	5
Pizza Hut II	Cherokee	OK	Sep. 2023		—	150	389	—	—	539	4
Pizza Hut II	Cut Bank	MT	Sep. 2023		—	260	662	—	—	922	6
Pizza Hut II	Dillion	MT	Sep. 2023		—	230	560	—	—	790	5
Pizza Hut II	Douglas	WY	Sep. 2023		—	330	1,009	—	—	1,339	9
Pizza Hut II	Elkhart	KS	Sep. 2023		—	220	522	—	—	742	5

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Pizza Hut II	Fairview	OK	Sep. 2023		(13)	250	600	—	—	850	5
Pizza Hut II	Havre	MT	Sep. 2023		(13)	570	1,514	—	—	2,084	14
Pizza Hut II	Helena	MT	Sep. 2023		(13)	260	694	—	—	954	6
Pizza Hut II	Hennessey	OK	Sep. 2023		(13)	200	571	—	—	771	5
Pizza Hut II	Hugoton	KS	Sep. 2023		(13)	270	719	—	—	989	7
Pizza Hut II	Larned	KS	Sep. 2023		(13)	220	513	—	—	733	5
Pizza Hut II	Lewistown	MT	Sep. 2023		(13)	260	615	—	—	875	6
Pizza Hut II	Libby	MT	Sep. 2023		(13)	260	639	—	—	899	6
Pizza Hut II	Liberal	KS	Sep. 2023		(13)	200	710	—	—	910	6
Pizza Hut II	Meade	KS	Sep. 2023		(13)	200	502	—	—	702	5
Pizza Hut II	Newcastle	WY	Sep. 2023		(13)	190	573	—	—	763	5
Pizza Hut II	Polson	MT	Sep. 2023		(13)	360	799	—	—	1,159	7
Pizza Hut II	Roosevelt	UT	Sep. 2023		(13)	290	812	—	—	1,102	7
Pizza Hut II	Shattuck	OK	Sep. 2023		(13)	160	423	—	—	583	4
Pizza Hut II	Shelby	MT	Sep. 2023		(13)	170	435	—	—	605	4
Pizza Hut II	Spearman	TX	Sep. 2023		(13)	290	732	—	—	1,022	7
Pizza Hut II	Thermpolis	WY	Sep. 2023		(13)	250	609	—	—	859	6
Pizza Hut II	Ulyses	KS	Sep. 2023		(13)	320	839	—	—	1,159	8
Pizza Hut II	Vernal	UT	Sep. 2023		(13)	270	615	—	—	885	6
Pizza Hut II	Watonga	OK	Sep. 2023		(13)	300	693	—	—	993	6
Pizza Hut II	Wheatland	WY	Sep. 2023		(13)	240	662	—	—	902	6
Mountain Express IV	Cabot	AR	Sep. 2023		(13)	190	547	—	—	737	5
Mountain Express IV	Corning	AR	Sep. 2023		(13)	190	619	—	—	809	6
Mountain Express IV	El Dorado	AR	Sep. 2023		(13)	250	859	—	—	1,109	8
Mountain Express IV	El Dorado	AR	Sep. 2023		(13)	150	475	—	—	625	5
Mountain Express IV	El Dorado	AR	Sep. 2023		(13)	440	1,494	—	—	1,934	14
Mountain Express IV	Fordyce	AR	Sep. 2023		(13)	350	1,127	—	—	1,477	11
Mountain Express IV	Hope	AR	Sep. 2023		(13)	270	873	—	—	1,143	8
Mountain Express IV	Searcy	AR	Sep. 2023		(13)	320	996	—	—	1,316	9
Mountain Express V	Buford	GA	Sep. 2023		(14)	400	1,210	—	—	1,610	12
Mountain Express V	Buford	GA	Sep. 2023		(14)	380	1,190	—	—	1,570	11
Mountain Express V	Canton	GA	Sep. 2023		(14)	370	1,165	—	—	1,535	11
Mountain Express V	Conyers	GA	Sep. 2023		(14)	440	1,389	—	—	1,829	13
Mountain Express V	Dahlonega	GA	Sep. 2023		(14)	290	929	—	—	1,219	9
Mountain Express V	Elberton	GA	Sep. 2023		(14)	350	1,173	—	—	1,523	11
Mountain Express V	Forest Park	GA	Sep. 2023		(14)	380	1,200	—	—	1,580	11

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Mountain Express V	Jonesboro	GA	Sep. 2023		(14)	390	1,431	—	—	1,821	14
Mountain Express V	Lithia Springs	GA	Sep. 2023		(14)	360	1,182	—	—	1,542	11
Mountain Express V	Lithia Springs	GA	Sep. 2023		(14)	380	1,255	—	—	1,635	12
Mountain Express V	Loganville	GA	Sep. 2023		(14)	440	1,350	—	—	1,790	13
Mountain Express V	Macon	GA	Sep. 2023		(14)	250	831	—	—	1,081	8
Mountain Express V	Stockbridge	GA	Sep. 2023		(14)	380	1,193	—	—	1,573	11
Fresenius IV	Alexandria	LA	Sep. 2023		(13)	740	1,837	—	—	2,577	17
Mountain Express V	Forest Park	GA	Sep. 2023		(14)	380	1,267	—	—	1,647	12
Tractor Supply V	New Cordell	OK	Sep. 2023		(13)	580	1,759	—	—	2,339	16
Mountain Express V	Macon	GA	Sep. 2023		(14)	340	1,125	—	—	1,465	11
Mountain Express V	Norcross	GA	Sep. 2023		(14)	620	1,800	—	—	2,420	18
Mountain Express V	Snellville	GA	Sep. 2023		(14)	220	707	—	—	927	7
Mountain Express V	Covington	GA	Sep. 2023		(14)	450	1,392	—	—	1,842	13
IMTAA	Baton Rouge	LA	Sep. 2023		(14)	540	1,071	—	—	1,611	10
IMTAA	Bridge City	TX	Sep. 2023		(14)	620	1,214	—	—	1,834	12
IMTAA	Gonzales	LA	Sep. 2023		(14)	580	1,085	—	—	1,665	10
IMTAA	Gonzales	LA	Sep. 2023		(14)	590	1,075	—	—	1,665	10
IMTAA	Kenner	LA	Sep. 2023		(14)	490	950	—	—	1,440	9
IMTAA	Lake Charles	LA	Sep. 2023		(14)	540	1,037	—	—	1,577	10
IMTAA	Lake Charles	LA	Sep. 2023		(14)	480	964	—	—	1,444	9
IMTAA	Lake Charles	LA	Sep. 2023		(14)	480	969	—	—	1,449	9
IMTAA	Lake Charles	LA	Sep. 2023		(14)	540	1,080	—	—	1,620	10
IMTAA	Orange	TX	Sep. 2023		(14)	610	1,095	—	—	1,705	11
IMTAA	St. Rose	LA	Sep. 2023		(14)	430	889	—	—	1,319	9
Pizza Hut III	Casper	WY	Sep. 2023		(14)	340	853	—	—	1,193	8
Pizza Hut III	Casper	WY	Sep. 2023		(14)	320	762	—	—	1,082	7
Pizza Hut III	Colorado Springs	CO	Sep. 2023		(14)	300	723	—	—	1,023	7
Pizza Hut III	Dodge City	KS	Sep. 2023		(14)	310	818	—	—	1,128	7
Pizza Hut III	Garden City	KS	Sep. 2023		(14)	210	514	—	—	724	5
Pizza Hut III	Great Falls	MT	Sep. 2023		(14)	210	529	—	—	739	5
Pizza Hut III	Great Falls	MT	Sep. 2023		(14)	290	425	—	—	715	4
Pizza Hut III	Guymon	OK	Sep. 2023		(14)	320	832	—	—	1,152	8
Pizza Hut III	Kalispell	MT	Sep. 2023		(14)	430	1,147	—	—	1,577	10
Pizza Hut III	Missoula	MT	Sep. 2023		(14)	320	729	—	—	1,049	7
Pizza Hut III	Perryton	TX	Sep. 2023		(14)	360	1,105	—	—	1,465	10
Pizza Hut III	Sterling	CO	Sep. 2023		(14)	280	652	—	—	932	6

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Fresenius V	Brookhaven	MS	Sep. 2023		(14)	500	1,106	—	—	1,606	10
Fresenius V	Centreville	MS	Sep. 2023		(14)	190	458	—	—	648	4
Fresenius VI	Chicago	IL	Sep. 2023		(14)	430	1,048	—	—	1,478	10
Mountain Express VI	Smackover	AR	Sep. 2023		(14)	400	1,366	—	—	1,766	13
Pizza Hut III	Woodward	OK	Sep. 2023		(14)	490	1,335	—	—	1,825	12
Fresenius VII	Athens	TX	Sep. 2023		(14)	1,320	3,122	—	—	4,442	29
Fresenius VII	Idabel	OK	Sep. 2023		(14)	610	1,622	—	—	2,232	15
Fresenius VII	Tyler	TX	Sep. 2023		(14)	490	1,186	—	—	1,676	11
Caliber Collision II	Pueblo	CO	Sep. 2023		(14)	680	1,747	—	—	2,427	16
Dollar General XXV	Brownsville	KY	Sep. 2023		(14)	270	662	—	—	932	6
Dollar General XXV	Custer	KY	Sep. 2023		(14)	200	522	—	—	722	5
Dollar General XXV	Elkton	KY	Sep. 2023		(14)	260	448	—	—	708	4
Dollar General XXV	Falls of Rough	KY	Sep. 2023		(14)	230	484	—	—	714	5
Dollar General XXV	Sedalia	KY	Sep. 2023		(14)	220	551	—	—	771	5
Dollar General XXIV	Clarksville	IA	Sep. 2023		(14)	290	733	—	—	1,023	7
Dollar General XXIV	Lincoln	MI	Sep. 2023		(14)	310	797	—	—	1,107	7
Dollar General XXIV	Tabor	IA	Sep. 2023		(13)	310	702	—	—	1,012	6
Mister Carwash I	Athens	GA	Sep. 2023		(13)	1,160	3,131	—	—	4,291	28
Mister Carwash I	Cumming	GA	Sep. 2023		(13)	1,120	3,016	—	—	4,136	27
Mister Carwash I	Monroe	GA	Sep. 2023		(13)	950	2,583	—	—	3,533	23
Dollar General XXIV	Assumption	IL	Sep. 2023		(13)	300	721	—	—	1,021	7
Dollar General XXIV	Curtis	MI	Sep. 2023		(14)	300	732	—	—	1,032	7
Dollar General XXIV	Harrisville	MI	Sep. 2023		(13)	340	838	—	—	1,178	8
Dollar General XXIV	Mora	MN	Sep. 2023		(13)	340	826	—	—	1,166	8
Dollar General XXIV	Washburn	IL	Sep. 2023		(13)	290	678	—	—	968	6
Checkers I	Dublin	GA	Sep. 2023		(14)	260	576	—	—	836	5
DaVita III	El Paso	TX	Sep. 2023		(14)	760	1,816	—	—	2,576	17
Dialysis II	Baltimore	MD	Sep. 2023		(14)	440	962	—	—	1,402	9
Dialysis II	Brunswick	OH	Sep. 2023		(14)	720	1,843	—	—	2,563	17
Dialysis II	Burgaw	NC	Sep. 2023		(14)	350	863	—	—	1,213	8
Dialysis II	Detroit	MI	Sep. 2023		(14)	630	1,566	—	—	2,196	14
Dialysis II	Elizabethtown	NC	Sep. 2023		(14)	540	1,396	—	—	1,936	13
Dialysis II	Goose Creek	SC	Sep. 2023		(14)	510	1,305	—	—	1,815	12
Dialysis II	Greenville	SC	Sep. 2023		(14)	530	1,310	—	—	1,840	12
Dialysis II	Jackson	TN	Sep. 2023		(14)	340	814	—	—	1,154	7
Dialysis II	Kyle	TX	Sep. 2023		(14)	690	1,630	—	—	2,320	15

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dialysis II	Las Vegas	NV	Sep. 2023		(14)	1,230	3,227	—	—	4,457	29
Dialysis II	Lexington	TN	Sep. 2023		(14)	320	795	—	—	1,115	7
Dialysis II	Merrillville	IN	Sep. 2023		(14)	480	1,120	—	—	1,600	10
Dialysis II	New Orleans	LA	Sep. 2023		(14)	490	1,122	—	—	1,612	10
Dialysis II	North Charleston	SC	Sep. 2023		(14)	510	1,305	—	—	1,815	12
Dialysis II	Parma	OH	Sep. 2023		(14)	400	995	—	—	1,395	9
Dialysis II	Rocky River	OH	Sep. 2023		(14)	570	1,459	—	—	2,029	13
Dialysis II	Seguin	TX	Sep. 2023		(14)	490	1,273	—	—	1,763	12
Dialysis II	Shallotte	NC	Sep. 2023		(14)	350	870	—	—	1,220	8
Dialysis II	Spartanburg	SC	Sep. 2023		(14)	380	843	—	—	1,223	8
Dialysis II	Albuquerque	NM	Sep. 2023		(14)	730	1,479	—	—	2,209	13
Dialysis II	Anchorage	AK	Sep. 2023		(14)	1,130	2,851	—	—	3,981	26
Dialysis II	Anniston	AL	Sep. 2023		(14)	940	2,172	—	—	3,112	20
Dialysis II	Augusta	GA	Sep. 2023		(14)	560	1,389	—	—	1,949	13
Dialysis II	Belleville	IL	Sep. 2023		(14)	630	1,479	—	—	2,109	14
Dialysis II	Berea	KY	Sep. 2023		(14)	570	1,416	—	—	1,986	13
Dialysis II	Bowling Green	KY	Sep. 2023		(14)	870	2,120	—	—	2,990	19
Dialysis II	Brunswick	GA	Sep. 2023		(14)	580	1,402	—	—	1,982	13
Dialysis II	Charlotte	NC	Sep. 2023		(14)	690	1,669	—	—	2,359	15
Dialysis II	Conway	NH	Sep. 2023		(14)	380	910	—	—	1,290	8
Dialysis II	Diamondhead	MS	Sep. 2023		(14)	730	1,608	—	—	2,338	15
Dialysis II	Durham	NC	Sep. 2023		(14)	570	1,517	—	—	2,087	14
Dialysis II	Etters	PA	Sep. 2023		(14)	900	2,237	—	—	3,137	20
Dialysis II	Gary	IN	Sep. 2023		(14)	650	1,616	—	—	2,266	15
Dialysis II	Hopkinsville	KY	Sep. 2023		(14)	740	1,802	—	—	2,542	17
Dialysis II	Lexington	KY	Sep. 2023		(14)	720	1,759	—	—	2,479	16
Dialysis II	Madisonville	KY	Sep. 2023		(14)	390	953	—	—	1,343	9
Dialysis II	Mentor	OH	Sep. 2023		(14)	490	1,098	—	—	1,588	10
Dialysis II	Monticello	KY	Sep. 2023		(14)	640	1,468	—	—	2,108	14
Dialysis II	New Castle	PA	Sep. 2023		(14)	340	762	—	—	1,102	7
Dialysis II	Palmdale	CA	Sep. 2023		(14)	690	1,660	—	—	2,350	15
Dialysis II	Radcliff	KY	Sep. 2023		(14)	680	1,693	—	—	2,373	16
Dialysis II	Richmond	VA	Sep. 2023		(14)	630	1,555	—	—	2,185	14
Dialysis II	River Forest	IL	Sep. 2023		(14)	1,120	2,824	—	—	3,944	26
Dialysis II	Roanoke	VA	Sep. 2023		(14)	610	1,454	—	—	2,064	13
Dialysis II	Rocky Mount	NC	Sep. 2023		(14)	970	2,212	—	—	3,182	20

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dialysis II	Salem	OH	Sep. 2023		(14)	660	1,525	—	—	2,185	14
Dialysis II	Salem	VA	Sep. 2023		(14)	570	1,375	—	—	1,945	13
Dialysis II	Sarasota	FL	Sep. 2023		(14)	680	1,646	—	—	2,326	15
Dialysis II	Summerville	SC	Sep. 2023		(14)	550	1,353	—	—	1,903	12
Dialysis II	Anderson	IN	Sep. 2023		(14)	460	1,167	—	—	1,627	11
Dollar General XXIV	Potomac	IL	Sep. 2023		(13)	310	765	—	—	1,075	7
Mister Carwash II	Canton	GA	Sep. 2023		(13)	1,440	3,994	—	—	5,434	36
Mister Carwash II	Johns Creek	GA	Sep. 2023		(13)	950	2,578	—	—	3,528	23
Advance Auto IV	Burlington	WI	Sep. 2023		(14)	320	815	—	—	1,135	7
Advance Auto IV	Greenville	OH	Sep. 2023		(14)	160	395	—	—	555	4
Advance Auto IV	Huntingdon	PA	Sep. 2023		(14)	180	438	—	—	618	4
Advance Auto IV	Marshfield	WI	Sep. 2023		(14)	300	762	—	—	1,062	7
Advance Auto IV	Piqua	OH	Sep. 2023		(14)	180	427	—	—	607	4
Advance Auto IV	Selma	AL	Sep. 2023		(14)	180	389	—	—	569	4
Advance Auto IV	Tomah	WI	Sep. 2023		(14)	270	686	—	—	956	6
Advance Auto IV	Waynesboro	PA	Sep. 2023		(14)	240	551	—	—	791	5
Advance Auto IV	Waynesburg	PA	Sep. 2023		(14)	210	508	—	—	718	5
Advance Auto V	Cedar Grove	WV	Sep. 2023		(14)	200	529	—	—	729	5
Advance Auto V	Danville	WV	Sep. 2023		(14)	190	467	—	—	657	4
Advance Auto V	Greenup	KY	Sep. 2023		(14)	170	487	—	—	657	4
Advance Auto V	Hamlin	WV	Sep. 2023		(14)	190	452	—	—	642	4
Advance Auto V	Milton	WV	Sep. 2023		(14)	190	515	—	—	705	5
Advance Auto V	Moundsville	WV	Sep. 2023		(14)	430	1,114	—	—	1,544	10
Advance Auto V	Point Pleasant	WV	Sep. 2023		(14)	190	512	—	—	702	5
Advance Auto V	Sissonville	WV	Sep. 2023		(14)	270	653	—	—	923	6
Advance Auto V	South Williamson	KY	Sep. 2023		(14)	240	722	—	—	962	6
Advance Auto V	Wellsburg	WV	Sep. 2023		(14)	160	419	—	—	579	4
Advance Auto V	West Charleston	WV	Sep. 2023		(14)	220	569	—	—	789	5
Advance Auto IV	Indianapolis	IN	Sep. 2023		(14)	190	464	—	—	654	4
Advance Auto IV	Menomonie	WI	Sep. 2023		(14)	250	627	—	—	877	6
Advance Auto IV	Montgomery	AL	Sep. 2023		(14)	220	480	—	—	700	4
Advance Auto IV	Springfield	OH	Sep. 2023		(14)	180	427	—	—	607	4
Dollar General XXVI	Brooks	GA	Sep. 2023		(13)	270	692	—	—	962	6
Dollar General XXVI	Daleville	AL	Sep. 2023		(13)	230	534	—	—	764	5
Dollar General XXVI	East Brewton	AL	Sep. 2023		(13)	240	576	—	—	816	5
Dollar General XXVI	LaGrange	GA	Sep. 2023		(13)	270	740	—	—	1,010	7

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVI	LaGrange	GA	Sep. 2023		(13)	320	801	—	—	1,121	7
Dollar General XXVI	Madisonville	TN	Sep. 2023		(13)	310	831	—	—	1,141	8
Dollar General XXVI	Maryville	TN	Sep. 2023		(13)	270	750	—	—	1,020	7
Dollar General XXVI	Mobile	AL	Sep. 2023		(13)	290	691	—	—	981	6
Dollar General XXVI	Newport	TN	Sep. 2023		(13)	270	673	—	—	943	6
Dollar General XXVI	Robertsdale	AL	Sep. 2023		(13)	390	975	—	—	1,365	9
Dollar General XXVI	Valley	AL	Sep. 2023		(13)	260	591	—	—	851	5
Dollar General XXVI	Wetumpka	AL	Sep. 2023		(13)	320	811	—	—	1,131	7
Pizza Hut IV	Black Mountain	NC	Sep. 2023		(13)	180	397	—	—	577	4
Pizza Hut IV	Canton	NC	Sep. 2023		(13)	200	530	—	—	730	5
Pizza Hut IV	Creedmoor	NC	Sep. 2023		(13)	220	516	—	—	736	5
Pizza Hut IV	Granite Falls	NC	Sep. 2023		(13)	140	401	—	—	541	4
Pizza Hut IV	Harrisburg	IL	Sep. 2023		(13)	130	300	—	—	430	3
Pizza Hut IV	Hendersonville	NC	Sep. 2023		(13)	260	672	—	—	932	6
Pizza Hut IV	Jefferson	NC	Sep. 2023		(13)	150	332	—	—	482	3
Pizza Hut IV	King	NC	Sep. 2023		(13)	190	529	—	—	719	5
Pizza Hut IV	Mocksville	NC	Sep. 2023		(13)	160	363	—	—	523	3
Pizza Hut IV	Mount Vernon	IL	Sep. 2023		(13)	160	437	—	—	597	4
Pizza Hut IV	Pennington Gap	VA	Sep. 2023		(13)	100	261	—	—	361	2
Pizza Hut IV	Pineville	KY	Sep. 2023		(13)	110	257	—	—	367	2
Pizza Hut IV	Robinson	IL	Sep. 2023		(13)	160	384	—	—	544	4
Pizza Hut IV	Yadkinville	NC	Sep. 2023		(13)	120	348	—	—	468	3
Advance Auto IV	Oconomowoc	WI	Sep. 2023		(14)	310	776	—	—	1,086	7
IMTAA	Reserve	LA	Sep. 2023		(14)	740	1,215	—	—	1,955	12
Pizza Hut IV	Clintwood	VA	Sep. 2023		(13)	110	302	—	—	412	3
Pizza Hut IV	Sylva	NC	Sep. 2023		(13)	160	380	—	—	540	3
DaVita III	Humble	TX	Sep. 2023			520	1,255	—	—	1,775	12
American Car Center I	Charleston	SC	Sep. 2023		(13)	280	685	—	—	965	6
American Car Center I	Columbia	SC	Sep. 2023		(13)	1,190	3,380	—	—	4,570	30
American Car Center I	Cordova	TN	Sep. 2023		(13)	320	860	—	—	1,180	8
American Car Center I	Lawrenceville	GA	Sep. 2023		(13)	46	134	—	—	180	1
American Car Center I	Louisville	KY	Sep. 2023		(13)	810	2,510	—	—	3,320	22
American Car Center I	Pelham	AL	Sep. 2023		(13)	340	1,170	—	—	1,510	10
American Car Center I	Riverdale	GA	Sep. 2023		(13)	180	500	—	—	680	4
American Car Center I	Springdale	AR	Sep. 2023		(13)	130	350	—	—	480	3
BJ's	Middleburg Height	OH	Sep. 2023		(13)	2,270	5,383	—	—	7,653	50

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Mammoth	Austell	GA	Sep. 2023		(13)	700	1,896	—	—	2,596	17
Mammoth	Dalton	GA	Sep. 2023		(13)	840	2,248	—	—	3,088	20
Mammoth	Mobile	AL	Sep. 2023		(13)	600	1,606	—	—	2,206	15
Mammoth	Murray	KY	Sep. 2023		(13)	1,030	2,753	—	—	3,783	25
Mammoth	Paducah	KY	Sep. 2023		(13)	630	1,663	—	—	2,293	15
Mammoth	Paducah	KY	Sep. 2023		(13)	260	656	—	—	916	6
Mammoth	Springville	UT	Sep. 2023		(13)	1,080	2,748	—	—	3,828	25
Mammoth	Stockbridge	GA	Sep. 2023		(13)	720	1,978	—	—	2,698	18
Mammoth	Suwanee	GA	Sep. 2023		(13)	1,040	2,820	—	—	3,860	26
Mammoth	Spanish Fork	UT	Sep. 2023		(13)	1,650	4,387	—	—	6,037	40
Mammoth	Lawrenceville	GA	Sep. 2023		(13)	890	2,380	—	—	3,270	22
DaVita IV	Flint	MI	Sep. 2023			360	809	—	—	1,169	7
GPM	Niles	MI	Sep. 2023		(13)	220	586	—	—	806	5
O'Charley's	Gainesville	GA	Sep. 2023		(14)	520	1,449	—	—	1,969	13
O'Charley's	Shively	KY	Sep. 2023		(14)	500	1,508	—	—	2,008	13
GPM	Allendale	MI	Sep. 2023		(13)	530	1,377	—	—	1,907	13
GPM	Alma	MI	Sep. 2023		(13)	270	716	—	—	986	7
GPM	Bay City	MI	Sep. 2023		(13)	270	701	—	—	971	6
GPM	Big Rapids	MI	Sep. 2023		(13)	370	990	—	—	1,360	9
GPM	Big Rapids	MI	Sep. 2023		(13)	280	730	—	—	1,010	7
GPM	Caro	MI	Sep. 2023		(13)	200	450	—	—	650	4
GPM	Chesaning	MI	Sep. 2023		(13)	380	1,039	—	—	1,419	9
GPM	Coopersville	MI	Sep. 2023		(13)	170	310	—	—	480	3
GPM	East Lansing	MI	Sep. 2023		(13)	250	678	—	—	928	6
GPM	Escanaba	MI	Sep. 2023		(13)	600	1,625	—	—	2,225	15
GPM	Essexville	MI	Sep. 2023		(13)	80	203	—	—	283	2
GPM	Flint	MI	Sep. 2023		(13)	240	549	—	—	789	5
GPM	Grand Rapids	MI	Sep. 2023		(13)	220	588	—	—	808	5
GPM	Ionia	MI	Sep. 2023		(13)	300	758	—	—	1,058	7
GPM	Lansing	MI	Sep. 2023		(13)	290	747	—	—	1,037	7
GPM	Lansing	MI	Sep. 2023		(13)	190	482	—	—	672	4
GPM	Lowell	MI	Sep. 2023		(13)	390	1,024	—	—	1,414	9
GPM	Muskegon	MI	Sep. 2023		(13)	190	485	—	—	675	4
GPM	Niles	MI	Sep. 2023		(13)	240	589	—	—	829	5
GPM	Plainwell	MI	Sep. 2023		(13)	260	688	—	—	948	6
GPM	Portage	MI	Sep. 2023		(13)	210	473	—	—	683	4

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
GPM	Saginaw	MI	Sep. 2023		(13)	310	813	—	—	1,123	7
GPM	Sault Ste Marie	MI	Sep. 2023		(13)	190	452	—	—	642	4
GPM	Spring Lake	MI	Sep. 2023		(13)	460	1,193	—	—	1,653	11
GPM	Walker	MI	Sep. 2023		(13)	250	624	—	—	874	6
GPM	West Lafayette	IN	Sep. 2023		(13)	250	672	—	—	922	6
GPM	Whitehall	MI	Sep. 2023		(13)	190	484	—	—	674	4
GPM	Wyoming	MI	Sep. 2023		(13)	290	750	—	—	1,040	7
GPM	Wyoming	MI	Sep. 2023		(13)	160	337	—	—	497	3
IMTAA II	Grand Prairie	TX	Sep. 2023		(13)	850	1,533	—	—	2,383	15
IMTAA II	New Orleans	LA	Sep. 2023		(13)	840	1,518	—	—	2,358	15
IMTAA II	Chickasha	OK	Sep. 2023		(13)	870	1,444	—	—	2,314	14
IMTAA II	Chickasha	OK	Sep. 2023		(13)	830	1,517	—	—	2,347	15
IMTAA II	Gulfport	MS	Sep. 2023		(13)	490	846	—	—	1,336	8
IMTAA II	Gulfport	MS	Sep. 2023		(13)	720	1,352	—	—	2,072	13
Fresenius IX	Dadeville	AL	Sep. 2023			260	611	—	—	871	6
Fresenius IX	Jackson	AL	Sep. 2023			420	1,047	—	—	1,467	10
Fresenius IX	Newton	MS	Sep. 2023		(13)	750	1,892	—	—	2,642	17
Fresenius IX	Philadelphia	MS	Sep. 2023			720	1,674	—	—	2,394	15
Fresenius IX	Port Gibson	MS	Sep. 2023		(13)	330	780	—	—	1,110	7
Fresenius IX	Tallassee	AL	Sep. 2023			730	1,923	—	—	2,653	18
IMTAA II	Addis	LA	Sep. 2023		(13)	540	881	—	—	1,421	9
IMTAA II	Picayune	MS	Sep. 2023		(13)	760	1,334	—	—	2,094	13
IMTAA II	Lake Charles	LA	Sep. 2023		(13)	520	983	—	—	1,503	10
IMTAA II	Lake Charles	LA	Sep. 2023		(13)	550	954	—	—	1,504	9
Kamla Kaur	Albion	IL	Sep. 2023		(13)	130	321	—	—	451	3
Kamla Kaur	Central City	IL	Sep. 2023		(13)	750	1,905	—	—	2,655	17
Kamla Kaur	Cisne	IL	Sep. 2023		(13)	340	887	—	—	1,227	8
Kamla Kaur	Harrisburg	IL	Sep. 2023		(13)	270	669	—	—	939	6
Kamla Kaur	Metropolis	IL	Sep. 2023		(13)	340	829	—	—	1,169	8
Kamla Kaur	Pickneyville	IL	Sep. 2023		(13)	420	1,079	—	—	1,499	10
Kamla Kaur	Salem	IL	Sep. 2023		(13)	80	208	—	—	288	2
Kamla Kaur	Stewardson	IL	Sep. 2023		(13)	130	299	—	—	429	3
Kamla Kaur	Wayne City	IL	Sep. 2023		(13)	330	831	—	—	1,161	8
Kamla Kaur	Xenia	IL	Sep. 2023		(13)	130	303	—	—	433	3
Dialysis III	Andrews	SC	Sep. 2023		(13)	220	547	—	—	767	5
Dialysis III	Batesburg	SC	Sep. 2023		(13)	310	799	—	—	1,109	7

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dialysis III	Bishopville	SC	Sep. 2023		(13)	280	668	—	—	948	6
Dialysis III	Cheraw	SC	Sep. 2023		(13)	280	628	—	—	908	6
Dialysis III	Florence	SC	Sep. 2023		(13)	640	1,528	—	—	2,168	14
Dialysis III	Florence	SC	Sep. 2023		(13)	300	757	—	—	1,057	7
Dialysis III	Florence	SC	Sep. 2023		(13)	780	1,877	—	—	2,657	17
Dialysis III	Fort Lawn	SC	Sep. 2023		(13)	500	1,295	—	—	1,795	12
Dialysis III	Fountain Inn	SC	Sep. 2023		(13)	310	787	—	—	1,097	7
Dialysis III	Johnsonville	SC	Sep. 2023		(13)	270	613	—	—	883	6
Dialysis III	Kingstree	SC	Sep. 2023		(13)	650	1,650	—	—	2,300	15
Dialysis III	Lake City	SC	Sep. 2023		(13)	400	1,025	—	—	1,425	9
Dialysis III	Lugoff	SC	Sep. 2023		(13)	310	765	—	—	1,075	7
Dialysis III	Manning	SC	Sep. 2023		(13)	310	757	—	—	1,067	7
Dialysis III	Myrtle Beach	SC	Sep. 2023		(13)	530	1,422	—	—	1,952	13
National Convenience Distributors	Chicopee	MA	Sep. 2023			4,110	8,326	—	—	12,436	86
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,630	3,496	—	—	5,126	36
National Convenience Distributors	Chicopee	MA	Sep. 2023			170	427	—	—	597	4
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,660	3,414	—	—	5,074	36
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,380	3,256	—	—	4,636	33
Advance Auto VI	Columbus	OH	Sep. 2023		(13)	260	699	—	—	959	6
Advance Auto VI	Sandusky	MI	Sep. 2023		(13)	290	743	—	—	1,033	7
Dollar General XXVII	Buffalo	WV	Sep. 2023			230	284	—	—	514	3
Dollar General XXVII	Clendenin	WV	Sep. 2023			160	444	—	—	604	4
Dollar General XXVII	Elizabeth	WV	Sep. 2023		(13)	240	314	—	—	554	3
Dollar General XXVII	Gassaway	WV	Sep. 2023			280	317	—	—	597	3
Dollar General XXVII	Glenville	WV	Sep. 2023		(13)	380	558	—	—	938	5
Dollar General XXVII	Middlebourne	WV	Sep. 2023		(13)	190	249	—	—	439	2
Dollar General XXVII	Mt. Hope	WV	Sep. 2023		(13)	170	393	—	—	563	4
Dollar General XXVII	Parkersburg	WV	Sep. 2023		(13)	410	540	—	—	950	5
Dollar General XXVII	Parkersburg	WV	Sep. 2023		(13)	390	552	—	—	942	5
Dollar General XXVII	Pennsboro	WV	Sep. 2023		(13)	330	507	—	—	837	5
Dollar General XXVII	Point Pleasant	WV	Sep. 2023		(13)	620	794	—	—	1,414	8
Dollar General XXVII	Sophia	WV	Sep. 2023		(13)	340	434	—	—	774	4
Dollar General XXVII	St. Mary's	WV	Sep. 2023		(13)	260	297	—	—	557	3
Dollar General XXVII	Sutton	WV	Sep. 2023			230	253	—	—	483	2
Dollar General XXVII	Vienna	WV	Sep. 2023		(13)	390	673	—	—	1,063	6
Pick N' Save	Franklin	WI	Sep. 2023			1,810	5,816	—	—	7,626	53

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVII	New Haven	WV	Sep. 2023		(13)	280	328	—	—	608	3
Tidal Wave I	Camden	SC	Sep. 2023		(13)	1,270	2,736	—	—	4,006	25
Tidal Wave I	Columbus	GA	Sep. 2023		(13)	1,030	2,821	—	—	3,851	26
Tidal Wave I	Fayetteville	NC	Sep. 2023		(13)	1,040	2,812	—	—	3,852	26
Tidal Wave I	Guntersville	AL	Sep. 2023		(13)	1,090	2,921	—	—	4,011	26
Tidal Wave I	Hinesville	GA	Sep. 2023		(13)	1,160	2,855	—	—	4,015	26
Tidal Wave I	Macon	GA	Sep. 2023		(13)	1,050	2,804	—	—	3,854	25
Tidal Wave I	Marietta	GA	Sep. 2023		(13)	880	2,975	—	—	3,855	27
Tidal Wave I	Milledgeville	GA	Sep. 2023		(13)	1,130	2,730	—	—	3,860	25
Tidal Wave I	Moultrie	GA	Sep. 2023		(13)	1,090	2,928	—	—	4,018	27
Tidal Wave I	Overland Park	KS	Sep. 2023		(13)	1,150	2,702	—	—	3,852	25
Tidal Wave I	Warner Robins	GA	Sep. 2023		(13)	1,070	2,789	—	—	3,859	25
Imperial Reliance	Coffeyville	KS	Sep. 2023		(13)	315	723	—	—	1,038	7
Imperial Reliance	Coffeyville	KS	Sep. 2023		(13)	270	713	—	—	983	6
Aaron's II	DeRidder	LA	Sep. 2023			240	755	—	—	995	7
Aaron's II	Buffalo	NY	Sep. 2023		(13)	230	515	—	—	745	5
Aaron's II	Buffalo	NY	Sep. 2023		(13)	310	363	—	—	673	4
Aaron's II	East Hartford	CT	Sep. 2023		(13)	240	368	—	—	608	4
Aaron's II	Elmira	NY	Sep. 2023			170	374	—	—	544	4
Aaron's II	Geneva	NY	Sep. 2023			150	355	—	—	505	3
Aaron's II	Lawrence	MA	Sep. 2023		(13)	210	663	—	—	873	6
Aaron's II	Presque Isle	ME	Sep. 2023			230	472	—	—	702	4
Aaron's II	Rutland	VT	Sep. 2023			230	453	—	—	683	4
Aaron's II	Springfield	MA	Sep. 2023		(13)	220	517	—	—	737	5
Aaron's II	Syracuse	NY	Sep. 2023			180	253	—	—	433	2
Aaron's II	Syracuse	NY	Sep. 2023			170	212	—	—	382	2
Aaron's II	Tonawanda	NY	Sep. 2023		(13)	230	329	—	—	559	3
Aaron's II	Waterbury	CT	Sep. 2023		(13)	210	687	—	—	897	6
Tidal Wave I	Mission	KS	Sep. 2023		(13)	1,370	2,905	—	—	4,275	27
Tidal Wave I	Pace	FL	Sep. 2023		(13)	1,540	2,768	—	—	4,308	26
Dollar General XXVII	Matewan	WV	Sep. 2023		(13)	100	227	—	—	327	2
Aaron's II	Oxford	ME	Sep. 2023			290	378	—	—	668	4
Tidal Wave I	Kansas City	KS	Sep. 2023		(13)	1,310	3,509	—	—	4,819	32
Dialysis III	Marion	SC	Sep. 2023			530	1,044	—	—	1,574	10
Heritage I	Bellevue	MI	Sep. 2023		(13)	110	211	—	—	321	2
Heritage I	Cleveland	OH	Sep. 2023		(13)	150	347	—	—	497	3

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Heritage I	Homer	MI	Sep. 2023		(13)	110	255	—	—	365	2
Heritage I	Louisville	KY	Sep. 2023		(13)	960	2,472	—	—	3,432	23
Heritage I	Marshall	MI	Sep. 2023		(13)	820	2,737	—	—	3,557	25
Fidelity I	Chillocothe	MO	Sep. 2023			770	1,717	—	—	2,487	16
Fidelity I	Columbus	OH	Sep. 2023			210	313	—	—	523	3
Fidelity I	Marion	OH	Sep. 2023			70	143	—	—	213	1
Fidelity I	Savannah	GA	Sep. 2023			320	420	—	—	740	4
Fidelity I	Savannah	GA	Sep. 2023			460	1,028	—	—	1,488	10
Fidelity I	Savannah	GA	Sep. 2023			750	1,046	—	—	1,796	10
BJ's Wholesale Club II	Batavia	NY	Sep. 2023			1,600	4,344	—	—	5,944	40
McCain Plaza	Little Rock	AR	Sep. 2023			9,357	18,800	—	—	28,157	200
Heritage I	Battle Creek	MI	Sep. 2023		(13)	230	708	—	—	938	6
Shops at Abilene	Abilene	TX	Sep. 2023			4,372	14,190	—	—	18,562	130
Plaza San Mateo	Albuquerque	NM	Sep. 2023			1,617	6,894	—	—	8,511	62
Ventura Place	Albuquerque	NM	Sep. 2023		(18)	2,365	6,762	—	22	9,149	58
Fairlane Green	Allen Park	MI	Sep. 2023			1,922	9,479	—	—	11,401	108
Melody Mountain	Ashland	KY	Sep. 2023			907	6,117	—	—	7,024	54
MattressFirm & Kay Jewelers	Ashtabula	OH	Sep. 2023			196	1,354	—	—	1,550	12
Beaver Creek Shopping Center	Beavercreek	OH	Sep. 2023			5,265	16,356	—	—	21,621	155
Shoppes of Gary Farms	Bowling Green	KY	Sep. 2023			1,495	11,872	—	—	13,367	112
Fountain Square	Brookfield	WI	Sep. 2023			4,085	15,242	—	—	19,327	142
Carlisle Crossing	Carlisle	PA	Sep. 2023		(18)	4,919	9,658	—	—	14,577	117
Market at Clifty Crossing	Columbus	IN	Sep. 2023			2,473	14,054	—	6	16,533	125
The Market at Polaris	Columbus	OH	Sep. 2023			2,285	10,197	—	—	12,482	93
Darien Towne Centre	Darien	IL	Sep. 2023			3,236	12,973	—	—	16,209	118
Derby Marketplace	Derby	KS	Sep. 2023		(18)	1,755	5,342	—	—	7,097	52
Mattress Firm & Panera Bread	Elyria	OH	Sep. 2023		(18)	1,336	1,457	—	—	2,793	17
Enid Crossing	Enid	OK	Sep. 2023			457	2,669	—	—	3,126	28
Evergreen Marketplace	Evergreen Park	IL	Sep. 2023		(18)	856	5,158	—	—	6,014	47
Turfway Crossing	Florence	KY	Sep. 2023			2,655	6,963	—	—	9,618	66
FreshThyme & DSW	Fort Wayne	IN	Sep. 2023		(18)	900	3,627	—	—	4,527	32
Crosspoint Shopping Center	Hagerstown	MD	Sep. 2023			5,311	9,812	—	—	15,123	123
Rolling Acres	Lady Lake	FL	Sep. 2023			4,644	19,446	—	—	24,090	186
Crossroads Annex	Lafayette	LA	Sep. 2023		(18)	1,153	3,895	—	—	5,048	36
Tellico Village	Loudon	TN	Sep. 2023		(18)	226	4,748	—	—	4,974	46
University Marketplace	Marion	IN	Sep. 2023			1,257	3,559	—	—	4,816	36

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Pecanland Plaza	Monroe	LA	Sep. 2023			1,640	12,192	—	—	13,832	114
Mattress Firm & Five Guys	Muskegon	MI	Sep. 2023			254	1,778	—	—	2,032	17
Dick's PetSmart Center	Oshkosh	WI	Sep. 2023			719	4,640	—	—	5,359	42
Owensboro Town Center	Owensboro	KY	Sep. 2023		(18)	2,172	15,544	—	23	17,739	142
Plainfield Marketplace	Plainfield	IL	Sep. 2023			1,748	10,648	—	—	12,396	96
Crossroads Commons	Plover	WI	Sep. 2023			500	2,950	—	—	3,450	27
Triangle Town Place	Raleigh	NC	Sep. 2023			3,735	18,839	—	43	22,617	171
PetSmart & Old Navy	Reynoldsburg	OH	Sep. 2023		(18)	702	3,157	—	—	3,859	31
Summerfield Crossing	Riverview	FL	Sep. 2023			4,807	4,563	—	—	9,370	52
Sutters Creek	Rocky Mount	NC	Sep. 2023		(18)	1,837	1,931	—	—	3,768	20
Shoe Carnival & Buffalo Wild Wings	Salina	KS	Sep. 2023			580	1,564	—	—	2,144	16
Lord Salisbury Center	Salisbury	MD	Sep. 2023		(18)	2,317	7,453	—	—	9,770	73
Wallace Commons II	Salisbury	NC	Sep. 2023			3,074	3,837	—	—	6,911	41
Shippensburg Marketplace	Shippensburg	PA	Sep. 2023			1,238	4,607	—	—	5,845	47
Southwest Plaza	Springfield	IL	Sep. 2023			7,109	10,792	—	—	17,901	104
Shoppes at Stroud	Stroud Township	PA	Sep. 2023			3,021	16,151	—	—	19,172	164
Nordstrom Rack	Tampa	FL	Sep. 2023		(18)	6,683	4,930	—	—	11,613	42
Mattress Firm & Aspen Dental	Vienna	WV	Sep. 2023			503	1,907	—	—	2,410	16
Cottonwood Commons	Albuquerque	NM	Sep. 2023			5,561	19,179	—	—	24,740	183
Target Center	Columbia	SC	Sep. 2023			3,481	5,030	—	—	8,511	48
North Lake Square	Gainesville	GA	Sep. 2023		(18)	2,365	15,461	—	—	17,826	153
Houma Crossing	Houma	LA	Sep. 2023		(18)	3,149	11,407	—	1	14,557	107
Western Crossing	Jacksonville	NC	Sep. 2023			4,353	4,738	—	—	9,091	48
Lafayette Pavilion	Lafayette	IN	Sep. 2023			6,282	34,354	—	—	40,636	313
Lawton Marketplace	Lawton	OK	Sep. 2023		(18)	3,394	18,969	—	—	22,363	225
Fourth Creek Landing	Statesville	NC	Sep. 2023			1,969	4,278	—	—	6,247	41
The Center at Hobbs Brook	Sturbridge	MA	Sep. 2023			3,213	17,186	—	—	20,399	179
Almeda Crossing	Houston	TX	Sep. 2023			3,819	13,670	—	71	17,560	130
Boston Commons	Springfield	MA	Sep. 2023			959	1,968	—	46	2,973	24
Walgreens	Huntsville	AL	Sep. 2023			1,280	3,176	—	—	4,456	29
Terrell Mill Village	Marietta	GA	Sep. 2023		(18)	6,591	5,355	—	—	11,946	56
Wallace Commons	Salisbury	NC	Sep. 2023		(18)	2,514	5,357	—	1	7,872	51
Academy Sports	Valdosta	GA	Sep. 2023			2,650	5,494	—	—	8,144	51
The Marquis	Williamsburg	VA	Sep. 2023			2,256	6,472	—	—	8,728	60
Albany Square	Albany	GA	Sep. 2023			1,754	3,129	—	—	4,883	31

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2023 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
East West Commons	Austell	GA	Sep. 2023			2,959	21,571	—	—	24,530	210
Waterford Park South	Clarksville	IN	Sep. 2023		(18)	1,024	6,589	—	—	7,613	64
Coventry Crossing	Coventry	RI	Sep. 2023		(17)	1,053	3,126	—	—	4,179	35
Decatur Commons	Decatur	AL	Sep. 2023		(17)	3,169	8,171	—	5	11,345	76
Poplar Springs	Duncan	SC	Sep. 2023			2,704	6,768	—	—	9,472	72
Fresh Market Center	Glen Ellyn	IL	Sep. 2023			948	2,428	—	1	3,377	26
Parkway Centre South	Grove City	OH	Sep. 2023		(18)	4,038	15,694	—	—	19,732	157
The Ridge at Turtle Creek	Hattiesburg	MS	Sep. 2023		(18)	1,679	6,660	—	—	8,339	61
Stoneridge Village	Jefferson City	MO	Sep. 2023		(18)	958	6,024	—	—	6,982	61
Harbor Town Center	Manitowoc	WI	Sep. 2023		(18)	1,195	8,687	—	—	9,882	80
Morganton Heights	Morganton	NC	Sep. 2023			3,467	25,691	—	—	29,158	258
Tire Kingdom & Starbucks	Mt. Pleasant	SC	Sep. 2023			1,287	2,772	—	—	4,059	24
Walgreens & Key Bank	Newburgh	NY	Sep. 2023		(17)	967	5,282	—	—	6,249	48
Bed Bath Beyond Golfsmith	Schaumburg	IL	Sep. 2023			1,172	5,200	—	—	6,372	47
Springfield Commons	Springfield	OH	Sep. 2023			1,436	9,809	—	—	11,245	91
Walmart Neighborhood Market	Summerville	SC	Sep. 2023		(18)	1,249	2,959	—	—	4,208	37
HEB Center	Waxahachie	TX	Sep. 2023		(17)	2,678	19,552	—	—	22,230	162
Imperial Reliance III	Fort Atkinson	WI	Sep. 2023			460	1,036	—	—	1,496	10
Imperial Reliance III	Lake Mills	WI	Sep. 2023			500	1,404	—	—	1,904	13
Imperial Reliance III	Lake Mills	WI	Sep. 2023			680	1,092	—	—	1,772	10
Imperial Reliance III	Madison	WI	Sep. 2023			680	1,498	—	—	2,178	14
Imperial Reliance III	McFarland	WI	Sep. 2023			500	1,340	—	—	1,840	12
Imperial Reliance III	McFarland	WI	Sep. 2023			910	1,239	—	—	2,149	12
Imperial Reliance III	Waterloo	WI	Sep. 2023			530	1,343	—	—	1,873	12
The Plant	San Jose	CA	Sep. 2023			89,432	67,524	—	78	157,034	666
Imperial Reliance III	Deerfield	WI	Sep. 2023			520	1,281	—	—	1,801	12
McGowin Park	Mobile	AL	Sep. 2023	39,025		8,742	32,729	—	—	41,471	291
Fidelity I	Covington	GA	Sep. 2023			1,040	2,819	—	—	3,859	26
Fidelity II	Beaufort	SC	Sep. 2023			290	349	—	—	639	3
Fidelity II	Savannah	GA	Sep. 2023			630	1,061	—	—	1,691	10
Fed Ex	Marion	IA	Oct. 2023			4,784	43,082	—	—	47,866	416

Encumbrances				2,433,095
				$2,665,383		$1,449,646	$5,803,516	(19,052)	$62,053	7,296,163	$614,851

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2023
(dollar amounts in thousands)
______
(1)These are stated principal amounts at spot rates for those in local currency and excludes $140.4 million of mortgage discounts and $7.1 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $1.4 billion are not reflected in the table above.
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2023 is $8.1 billion.
(4)The accumulated depreciation column excludes approximately $469.0 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the loan on the Finland properties of $81.7 million as of December 31, 2023.
(7)These properties collateralize the loan on the Luxembourg and Netherlands properties of $129.8 million as of December 31, 2023.
(8)These properties collateralize the U.S. Multi-Tenant Mortgage Loan I of $162.6 million as of December 31, 2023.
(9)These properties collateralize the U.S. Multi-Tenant Mortgage Loan II of $32.8 million as of December 31, 2023.
(10)These properties collateralize the U.S. Multi-Tenant Mortgage Loan III of $98.5 million as of December 31, 2023.
(11)These properties collateralize the U.S. Multi-Property Loan IV of $97.5 million as of December 31, 2023.
(12)These properties collateralize the U.S. Multi-Property Loan V of $139.8 million as of December 31, 2023.
(13)These properties collateralize the Net Lease Mortgage Notes of $459.2 million as of December 31, 2023.
(14)These properties collateralize the Column Financial Notes of $697.6 million as of December 31, 2023.
(15)These properties collateralize the Mortgage Loan II of $210.0 million as of December 31, 2023.
(16)These properties collateralize the Mortgage Loan III of $33.4 million as of December 31, 2023.
(17)These properties collateralize the RTL Multi-Tenant Mortgage II of $25.0 million as of December 31, 2023.
(18)These properties collateralize the CMBS Loan of $260.0 million as of December 31, 2023.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part II

December 31, 2023
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Real estate investments, at cost:
Balance at beginning of year	$3,797,474	$3,942,985	$3,606,969
Additions-Acquisitions	3,613,000	60,378	468,032
Asset dispositions (including write-off of fully depreciated assets)	(97,218)	(65,753)	(56,136)
Transfer to assets held for sale	(3,209)	—	—
Impairment charge	(66,672)	(20,276)	(16,326)
Currency translation adjustment	52,788	(119,860)	(59,554)
Balance at end of the year	$7,296,163	$3,797,474	$3,942,985

Accumulated depreciation:
Balance at beginning of year	$501,971	$431,886	$355,855
Depreciation expense	121,313	96,188	94,083
Asset dispositions (including write-off of fully depreciated assets)	(16,013)	(12,491)	(10,970)
Transfer to assets held for sale	(21)	—	—
Currency translation adjustment	7,601	(13,612)	(7,082)
Balance at end of the year	$614,851	$501,971	$431,886