Form 10-Q
period 2024-03-31
Global Net Lease, Inc.
filed 2024-05-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
______________________________________________________________________________ _____________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2024, the registrant had 230,383,756 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,416,109	$1,430,607
Buildings, fixtures and improvements	5,819,563	5,842,314
Construction in progress	1,887	23,242
Acquired intangible lease assets	1,248,937	1,359,981
Total real estate investments, at cost	8,486,496	8,656,144
Less accumulated depreciation and amortization	(1,068,106)	(1,083,824)
Total real estate investments, net	7,418,390	7,572,320
Assets held for sale	14,047	3,188
Cash and cash equivalents	131,880	121,566
Restricted cash	51,817	40,833
Derivative assets, at fair value (Note 9)	12,144	10,615
Unbilled straight-line rent	86,995	84,254
Operating lease right-of-use asset (Note 11)	75,475	77,008
Prepaid expenses and other assets	110,706	121,997
Deferred tax assets	4,791	4,808
Goodwill	48,540	46,976
Deferred financing costs, net	14,011	15,412
Total Assets	$7,968,796	$8,098,977

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,481,263	$2,517,868
Revolving credit facility (Note 6)	1,760,182	1,744,182
Senior notes, net (Note 7)	890,879	886,045
Acquired intangible lease liabilities, net	92,823	95,810
Derivative liabilities, at fair value (Note 9)	3,705	5,145
Accounts payable and accrued expenses	100,963	99,014
Operating lease liability (Note 11)	47,704	48,369
Prepaid rent	47,534	46,213
Deferred tax liability	5,718	6,009
Dividends payable	11,357	11,173
Total Liabilities	5,442,128	5,459,828
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2024 and December 31, 2023	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of March 31, 2024 and December 31, 2023	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	46	46
Common Stock, $0.01 par value, 250,000,000 shares authorized, 230,846,571 and 230,885,197 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,639	3,639
Additional paid-in capital	4,351,577	4,350,112
Accumulated other comprehensive loss	(11,844)	(14,096)
Accumulated deficit	(1,818,753)	(1,702,143)
Total Stockholders’ Equity	2,524,859	2,637,752
Non-controlling interest	1,809	1,397
Total Equity	2,526,668	2,639,149
Total Liabilities and Equity	$7,968,796	$8,098,977
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue from tenants	$206,045	$94,332

Expenses:
Property operating	37,830	8,146
Operating fees to related parties	—	10,101
Impairment charges	4,327	—
Merger, transaction and other costs	761	99
Settlement costs	—	—
General and administrative	16,177	5,660
Equity-based compensation	1,973	2,925
Depreciation and amortization	92,000	37,029
Total expenses	153,068	63,960
Operating income before gain on dispositions of real estate investments	52,977	30,372
Gain on dispositions of real estate investments	5,867	—
Operating income	58,844	30,372
Other income (expense):
Interest expense	(82,753)	(26,965)
Loss on extinguishment of debt	(58)	—
Gain (loss) on derivative instruments	1,588	(1,656)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	1,032	—
Other (expense) income	(16)	66
Total other expense, net	(80,207)	(28,555)
Net (loss) income before income tax	(21,363)	1,817
Income tax expense	(2,388)	(2,707)
Net loss	(23,751)	(890)
Preferred stock dividends	(10,936)	(5,099)
Net loss attributable to common stockholders	$(34,687)	$(5,989)

Basic and Diluted Loss Per Share:
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.15)	$(0.06)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	230,319,722	103,782,949

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(23,751)	$(890)

Other comprehensive income (loss)
Cumulative translation adjustment	(974)	6,520
Designated derivatives, fair value adjustments	3,226	(3,965)
Other comprehensive (loss) income	2,252	2,555

Comprehensive (loss) income	(21,499)	1,665

Preferred Stock dividends	(10,936)	(5,099)

Comprehensive loss attributable to common stockholders	$(32,435)	$(3,434)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

\	Three Months Ended March 31, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(81,923)	(81,923)	—	(81,923)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	(33,678)	—	1,520	—	—	1,520	453	1,973
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(4,948)	—	(55)	—	—	(55)	—	(55)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,751)	(23,751)	—	(23,751)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(974)	—	(974)	—	(974)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	3,226	—	3,226	—	3,226
Balance, March 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,846,571	$3,639	$4,351,577	$(11,844)	$(1,818,753)	$2,524,859	$1,809	$2,526,668

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Common stock issuance costs	—	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Dividends declared:										—		—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,677)	(41,677)	—	(41,677)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Equity-based compensation, net of forfeitures	—	—	—	—	16,011	—	679	—	—	679	2,246	2,925
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	—	(890)	(890)	—	(890)
Cumulative translation adjustment	—	—	—	—	—	—	—	6,520	—	6,520	—	6,520
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(3,965)	—	(3,965)	—	(3,965)
Balance, March 31, 2023	6,799,467	$68	4,695,887	$47	104,157,910	$2,371	$2,683,827	$3,702	$(1,295,547)	$1,394,468	$17,144	$1,411,612

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,751)	$(890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	44,649	23,818
Amortization of intangibles	47,351	13,211
Amortization of deferred financing costs	2,394	2,085
Amortization of discounts on mortgages and senior notes	15,338	227
Amortization of below-market lease liabilities	(2,899)	(817)
Amortization of above-market lease assets	4,790	1,556
Amortization related to right-of-use assets	334	216
Amortization of lease incentives and commissions	225	424
Unbilled straight-line rent	(4,562)	(1,888)
Equity-based compensation	1,973	2,925
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(1,259)	2,647
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(1,032)	—
Loss on extinguishment of debt	58	—
Gain on dispositions of real estate investments	(5,867)	—
Lease incentive and commission payments	(371)	(1,611)
Impairment charges	4,327	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	9,344	8,814
Accounts payable and accrued expenses	(177)	2,905
Prepaid rent	1,321	9,393
Net cash provided by operating activities	92,186	63,015
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(81,362)
Capital expenditures	(7,976)	(7,440)
Net proceeds from dispositions of real estate investments	43,134	—
Net cash provided by (used in) investing activities	35,158	(88,802)
Cash flows from financing activities:
Borrowings under revolving credit facilities	80,000	91,040
Repayments on revolving credit facilities	(52,726)	—
Proceeds from mortgage notes payable	80,512	—
Principal payments on mortgage notes payable	(122,033)	(4,623)
Common shares repurchased upon vesting of restricted stock	(55)	—
Common Stock issuance costs	—	(21)
Payments of financing costs	(881)	—
Dividends paid on Common Stock	(81,733)	(41,658)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(2,018)	(2,018)
Dividends paid on Series D Preferred Stock	(3,718)	—
Dividends paid on Series E Preferred Stock	(2,118)	—
Distributions to non-controlling interest holders	(41)	(100)
Net cash (used in) provided by financing activities	(107,892)	39,539
Net change in cash, cash equivalents and restricted cash	19,452	13,752
Effect of exchange rate changes on cash	1,846	2,396
Cash, cash equivalents and restricted cash, beginning of period	162,399	104,445
Cash, cash equivalents and restricted cash, end of period	$183,697	$120,593

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents, end of period	$131,880	$119,161
Restricted cash, end of period	51,817	1,432
Cash, cash equivalents and restricted cash, end of period	$183,697	$120,593

Non-Cash Activity:
Accrued capital expenditures	$1,857	$4,349

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, the Company focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring The Necessity Retail REIT, Inc. (“RTL”) in the quarter ended September 30, 2023, as further discussed below, the Company acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, the Company was managed by Global Net Lease Advisors, LLC (“Advisor”), who managed the Company’s day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to the Company. On September 12, 2023, the Company internalized its advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (as defined in Note 3 — The Mergers) in the quarter ended September 30, 2023.
As of March 31, 2024, the Company owned 1,277 properties consisting of 66.9 million rentable square feet, which were 92.8% leased, with a weighted-average remaining lease term of 6.5 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2024, approximately 80% of the Company’s properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of March 31, 2024, the Company’s portfolio was comprised of 32% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 19% Office properties. These represent the Company’s four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2024. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and The Necessity Retail REIT Operating Partnership, L.P. (“RTL OP,” and together with the OP, the “OPs”) and each of their wholly-owned subsidiaries.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024 (see “—Recently Issued Accounting Pronouncements” section below).
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
March 31, 2024
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of March 31, 2024, the Company’s leases had a weighted-average remaining lease term of 6.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed as incurred.
As of March 31, 2024, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.6 million as of March 31, 2024 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of March 31, 2024. Income of $0.2 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the three months ended March 31, 2024.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment evaluation in the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on this assessment, the Company determined that the goodwill was not impaired as of December 31, 2023. There were no material changes to this assessment as of March 31, 2024. We will continue to assess for triggering events. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated income statement as a reduction to earnings.
Reportable Segments
As of March 31, 2024, the Company has determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of its functional currency.
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
March 31, 2024
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
The Company has historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of March 31, 2024 or December 31, 2023, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued by the Company, see Note 13 — Equity-Based Compensation.
Multi-Year Outperformance Agreement With Former Advisor
On June 2, 2021, the Company entered into the multi-year outperformance agreement in June 2021 with the former Advisor (the “2021 OPP”). In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned, which changed the end date of the performance period to September 11, 2023, the day prior to Acquisition Date (as defined below) of the Mergers. Due to the modification noted above, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023). For additional information on the 2021 OPP and the ultimate determination of the vesting of the award on September 11, 2023, see Note 13 — Equity-Based Compensation.
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
March 31, 2024
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
Pending Adoption as of March 31, 2024:
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
Note 3 — The Mergers
On September 12, 2023 (the “Acquisition Date”), the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The REIT Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “REIT Merger Agreement”), on the Acquisition Date, RTL merged with and into Osmosis Sub I, LLC, a wholly-owned subsidiary of GNL (“REIT Merger Sub”), with REIT Merger Sub continuing as the surviving entity (the “REIT Merger”) and a wholly-owned subsidiary of GNL, followed by Osmosis Sub II, LLC, a wholly-owned subsidiary of the OP, merging with and into the RTL OP, with RTL OP continuing as the surviving entity (the “OP Merger” and collectively with the REIT Merger, the “REIT Mergers”).
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
•The Company issued Class A Units (adjusted for the Exchange Ratio) to the previous holder of RTL Class A Units (see table below for details).
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the former Advisor, with the former Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the “Internalization Merger”). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both the Company and RTL and the Company assumed both of the Company’s and RTL’s property management agreements and the Company was no longer externally managed. The Company internalized these functions with its own dedicated workforce (see Note 12 — Related Party Transactions and Arrangements for additional information on the Internalization Merger).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
The Company provided a provisional allocation of the fair value of the assets acquired and liabilities assumed in the Mergers in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the three months ended March 31, 2024 and December 31, 2023, measurement period adjustments were determined and recorded as if they had been completed at the Acquisition Date. Future adjustments to the provisional allocation of the fair value of the assets and liabilities acquired in the Mergers, as well as adjustments to the consideration paid may change the determination and amount of goodwill and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The finalization of the Company’s fair value assessments could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table summarizes the provisional amounts recognized for the assets acquired and liabilities assumed as of Acquisition Date, as well as adjustments made in the three months ended March 31, 2024 and December 31, 2023 (measurement period adjustments) to the amounts previously reported in the three months ended September 30, 2023.

(in thousands)	Amounts Recognized as of the Acquisition Date (as previously reported)	Measurement Period Adjustments		Amounts Recognized as of the Acquisition Date (as adjusted)
Assets Acquired:
Land	$954,967	$615		$955,582
Buildings, fixtures and improvements	2,526,810	349		2,527,159
Total tangible assets	3,481,777	964	(1)	3,482,741
Acquired intangible assets:
In-place leases	582,475	(1,045)		581,430
Above-market lease assets	67,718	50		67,768
Total acquired intangible lease assets	650,193	(995)	(1)	649,198
Cash	65,223	(607)	(2)	64,616
Operating lease right-of-use assets	26,407	10		26,417
Prepaid expenses and other assets	60,862	1,910	(3)	62,772
Goodwill	29,817	(2,765)	(4)	27,052
Total assets acquired	4,314,279	(1,483)		4,312,796

Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—		1,587,455
Senior notes, net	386,250	—		386,250
Acquired intangible lease liabilities	76,682	3		76,685
Accounts payable and accrued expenses	86,031	(1,456)	(5)	84,575
Operating lease liabilities	26,407	(30)		26,377
Prepaid rent	18,439	—		18,439
Total liabilities assumed	2,181,264	(1,483)		2,179,781

Total consideration transferred	$2,133,015	$—		$2,133,015
_________
(1) These adjustments were recorded to reflect changes in the estimated fair value of tangible and intangible assets, from the initial provisional estimates, due to the receipt of new information.
(2) The decrease in cash was due to the receipt of new information, subsequent to the initial provisional estimates, related to cash acquired as of the Acquisition Date.
(3) The net increase in prepaid expenses and other assets was due to the receipt of new information, subsequent to the initial provisional estimates, primarily related to receivables that had previously been deemed uncollectible as of the Acquisition Date.
(4) The net decrease in goodwill from the initial provisional valuation reflects the net impact of all measurement period adjustments to the assets acquired and liabilities assumed.
(5) The net decrease in accounts payable and accrued expenses was due to the receipt of new information, subsequent to the initial provisional estimates, related to accrued expenses that were estimated as of the Acquisition Date.
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Mergers includes the expected synergies and other benefits that we believe will result from the Internalization Merger and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and the Company has allocated the goodwill to its segments.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2023, and, in the case of assets located outside of the U.S., based on the applicable exchange rate at the time of purchase. The Company did not acquire any properties during the three months ended March 31, 2024. All of the acquisitions in the three months ended March 31, 2023 were considered asset acquisitions for accounting purposes.

Three Months Ended March 31,
(Dollar amounts in thousands)	2023
Assets Acquired:
Real estate investments, at cost:
Land	$4,757
Buildings, fixtures and improvements	30,087
Total tangible assets	34,844
Intangibles acquired:
In-place leases	4,128
Above-market lease assets	40,964
Total Intangible assets	45,092
Right-of -use asset	1,426
Cash paid for acquired real estate investments	$81,362
Number of properties purchased	8
The following table summarizes the acquisitions by property type, listed by reportable segment, during the three months ended March 31, 2023:

Property Type	Number of Properties	Square Feet (unaudited)

Properties Acquired in 2023:
Industrial & Distribution	—	—
Multi-Tenant Retail	—	—
Single-Tenant Retail	8	323,730
Office	—	—
	8	323,730
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges on its acquired intangible assets during the three months ended March 31, 2024 or 2023.
Impairment Charges
The Company recorded aggregate impairment charges of $4.3 million during the three months ended March 31, 2024 and did not record any impairment charges during the three months ended March 31, 2023.
•During the three months ended March 31, 2024, the Company determined that six of its properties located in the U.S. (all of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $4.3 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Dispositions
During the three months ended March 31, 2024, the Company sold 19 properties, 17 of which were acquired in the REIT Merger, and recorded a net gain of $5.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company did not sell any properties. The following table summarizes the aforementioned properties sold:

Portfolio	Country/States	Disposition Month(s)	Number of Properties	Square Feet (unaudited)
Properties Sold in 2024:
O’Charley’s	AL, IN, TN, MS	February & March	5	31,610
Truist Bank	FL, GA, TN	February & March	11	45,314
Fife Council	United Kingdom	February	1	37,331
TOMs King	PA	February	1	4,107
FedEx	MN	March	1	11,501
			19	129,863
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
As of March 31, 2024, the Company evaluated its assets for held for sale classification and determined that six properties, all of which were acquired in the Merger, qualified for held for sale treatment based on the Company's accounting policies. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of March 31, 2024 and December 31, 2023:

(Dollar amounts in thousands)	March 31, 2024	December 31, 2023
Real estate investments held for sale, at cost:
Land	$3,185	$860
Buildings, fixtures and improvements	9,751	2,349
Acquired intangible lease assets	1,201	—
Total real estate assets held for sale, at cost	14,137	3,209
Less accumulated depreciation and amortization	(90)	(21)
Total real estate investments held for sale, net	$14,047	$3,188
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2024 and December 31, 2023. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2024 and December 31, 2023. No U.S. state had a concentration over 10% as of March 31, 2024 and December 31, 2023.

Country / U.S. State	March 31, 2024	December 31, 2023
United States	79.7%	79.7%
United Kingdom	11.0%	11.1%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2024 and December 31, 2023 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		March 31, 2024	December 31, 2023				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$79,880	$—	5.1%	(3)	Fixed/Variable	Feb. 2029	Feb. 2029
	Finland Properties	—	—	81,695	2.4%	(3)	Fixed/Variable	Feb. 2024	Feb. 2024

Luxembourg/ The Netherlands:	Benelux Properties	3	116,296	129,752	1.4%		Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	8	196,176	211,447

United Kingdom:	McLaren	3	127,503	128,587	6.1%	(4)	Fixed	Apr. 2024	Apr. 2024
	Total GBP denominated	3	127,503	128,587

United States:	Penske Logistics	1	70,000	70,000	4.7%	(5)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(5)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(5)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(5)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	16	97,500	97,500	4.6%	(5)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	(5)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	97	110,673	110,815	3.8%		Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	101	119,257	119,409	4.5%		Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	43	50,971	50,971	2.2%		Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	44	88,041	88,041	2.8%		Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	32	34,997	34,997	3.1%		Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	33	54,995	54,995	3.7%		Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	352	692,018	697,595	3.8%	(6)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	210,000	4.3%		Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	33,400	4.1%		Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	—	—	25,000	—%		Fixed	Feb. 2024	Feb. 2024
	McGowin Park	1	39,025	39,025	4.1%		Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	260,000	6.5%		Fixed	Sept. 2033	Sept. 2033
	Total USD denominated	819	2,294,478	2,325,349
	Gross mortgage notes payable	830	2,618,157	2,665,383	4.3%
	Mortgage discounts		(129,553)	(140,403)
	Deferred financing costs, net of accumulated amortization (7)		(7,341)	(7,112)
	Mortgage notes payable, net	830	$2,481,263	$2,517,868	4.3%

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
Euribor rate in effect as of March 31, 2024. This loan was extended from its original maturity date of February 2024 to February 2029.
(4)This mortgage was repaid in April 2024 (see Note 16 — Subsequent Events for additional information).
(5)The borrower’s (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(6)The Company sold six properties and one property was released from this mortgage by the lender during the quarter ended March 31, 2024. Mortgages for three of the properties were repaid during the quarter ended March 31, 2024, however, the principal balances on the remaining four properties totaling $9.3 million was re-paid in April 2024.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of March 31, 2024:

(In thousands)	Future Principal Payments (1)
2024 (remainder)	$283,709
2025	693,196
2026	110,292
2027	163,191
2028	531,229
2029	433,506
Thereafter	403,034
Total	$2,618,157
______
(1)Assumes exchange rates of £1.00 to $1.26 for British Pounds Sterling (“GBP”) and €1.00 to $1.08 for Euros (“EUR”) as of March 31, 2024 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of March 31, 2024 was $4.87 billion, and approximately $4.86 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings.
In April 2024, the Company completed a commercial mortgage-backed security Loan Agreement (the “2024 CMBS Loan”) financing and used the net proceeds to repay draws on the USD portion of the Revolving Credit Facility (see Note 16 — Subsequent Events for additional details).
Mortgage Covenants
As of March 31, 2024, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of March 31, 2024 and December 31, 2023 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
The amendment to the Credit Agreement also included modifications to the change of control events to reflect the changes to the board composition and management of the Company following the REIT Merger and other modifications to account for multi-tenant properties for the credit support of additional eligible unencumbered properties that are owned by the subsidiaries of RTL OP that serve as guarantors under the Credit Agreement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

	March 31, 2024					December 31, 2023
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$1,760,182	$1,074,962	£252,000	€314,075	$38,000	$1,744,182	$1,030,962	£261,000	€319,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.26 for GBP, €1.00 to $1.08 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.74 as of March 31, 2024 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.27 for GBP , €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 28% fixed via swaps and, as of March 31, 2024, had a weighted-average effective interest rate of 7.0% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 79% fixed via swaps and, as of March 31, 2024, had a weighted-average effective interest rate of 6.4%.
(5) The EUR portion of Revolving Credit Facility is 100% fixed via swaps and, as of March 31, 2024, had a weighted-average effective interest rate of 2.0% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of March 31, 2024, had a weighted-average effective interest rate of 7.2%.
In April 2024, the Company completed the 2024 CMBS Loan financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, the Company repaid its mortgage loan that encumbered its McLaren properties in the United Kingdom using borrowings under the GBP portion of the Revolving Credit Facility. For additional information, see Note 16 — Subsequent Events.
Credit Agreement — Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of March 31, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.9% after giving effect to interest rate swaps in place.
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
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of March 31, 2024, approximately $43.5 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Credit Facility contains events of default relating to customary matters, including, among other things, payment defaults, covenant defaults, breaches of representations and warranties, events of default under other material indebtedness, material judgments, bankruptcy events and change of control events, such as certain changes to the composition of the board of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
directors (the “Board”) and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
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
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) have guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement is required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Revolving Credit Facility pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. For any Guarantor subsidiary of the OP, the Guaranty will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

(In thousands)	March 31, 2024	December 31, 2023
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(5,145)	(5,491)
3.75% Senior Notes, net	494,855	494,509

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(103,976)	(108,464)
4.50% Senior Notes, net	396,024	391,536

Senior Notes, Net	$890,879	$886,045

3.75% Senior Notes
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
As of March 31, 2024, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
In connection with the REIT Merger, the Company assumed and became a guarantor under RTL’s 4.50% Senior Notes pursuant to a supplemental indenture to the indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value on the Acquisition Date of the Mergers, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, were originally issued by RTL on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year.
As of March 31, 2024, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
March 31, 2024
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the quarter ended March 31, 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were all based on the estimated selling prices of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$(534)	$—	$(534)
Interest rate swaps, net (USD,GBP & EUR)	$—	$8,973	$—	$8,973
December 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$(1,569)	$—	$(1,569)
Interest rate swaps, net (USD,GBP & EUR)	$—	$7,039	$—	$7,039
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024 and year ended December 31, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of March 31, 2024 and December 31, 2023 was $2.6 billion and $2.7 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of March 31, 2024 and December 31, 2023 was $2.4 billion and $2.5 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2024 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.8 billion and a fair value of $1.8 billion. As of December 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion.
•As of March 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $430.0 million. As of December 31, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $416.3 million.
•As of March 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $428.8 million. As of December 31, 2023, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $422.5 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(2,110)
Interest rate “pay-fixed” swaps (USD)	Derivative assets, at fair value	2,282	—
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(1,490)	—
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	6,651	5,987
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(334)	—
Total		$7,109	$3,877
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$724	$878
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,565)	(1,906)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	623	588
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(316)	(1,129)
Interest rate swaps (EUR)	Derivative assets, at fair value	1,864	3,162
Total		$1,330	$1,593
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2025, the Company estimates that $11.4 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
As of March 31, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	3	$200,000	—	$—
Interest rate “pay-fixed” swaps (EUR) (1)	11	529,200	11	308,233
Interest rate “pay-fixed” swaps (USD)	5	300,000	5	300,000
Total	19	$1,029,200	16	$608,233
________
(1) The Company entered into four additional interest rate swaps for a notional amount of approximately €250 million in July 2022 to replace existing swaps set to expire, which are not yet effective until August 1, 2024 and therefore, are not included in the notional amount in the table above.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Amount of gain (loss) recognized in AOCI from derivatives	$6,986	$(950)
Amount of (loss) gain reclassified from AOCI into income as interest expense	$(3,631)	$3,301
Total interest expense recorded in the consolidated statements of operations	$82,753	$26,965
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2024 and December 31, 2023 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended March 31, 2024, the Company recorded a gain of $1.0 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. There were no undesignated excess positions at any time during the year ended December 31, 2023.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain of $1.6 million for the three months ended March 31, 2024, and a loss of $1.7 million for the three months ended March 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	35	$64,383	29	$54,745
Foreign currency forwards (EUR-USD)	30	43,179	28	41,952
Interest rate swaps (EUR)	3	150,640	3	154,062
Total	68	$258,202	60	$250,759
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2024	$12,144	(3,705)	—	8,439	—	—	$8,439
December 31, 2023	$10,615	(5,145)	—	5,470	—	—	$5,470
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
As of March 31, 2024, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of March 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 10 — Stockholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023, the Company had 230,846,571 and 230,885,197, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
•During the three months ended March 31, 2024 and 2023 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
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
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2024 and December 31, 2023. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2024 and December 31, 2023. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.
• As of December 31, 2023 and through February 26, 2024, the Company had classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”). On February 26, 2024, the Company reclassified and redesignated each of the 100,000 shares of Series C Preferred Stock into 100,000 shares of unclassified and undesignated Preferred Stock. The Company has never had any shares of Series C Preferred Stock issued and outstanding.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of March 31, 2024. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of March 31, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of March 31, 2024. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of March 31, 2024.
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
•During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Dividends
Common Stock Dividends
In connection with the Mergers, in October 2023, the Board approved a new annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, the Company paid dividends at this rate as well. During the three months ended March 31, 2023, the Company paid dividends on its Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
On February 26, 2024, the Board approved a dividend policy that reduced the Company’s Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. The new Common Stock dividend rate became effective with the Common Stock Dividend declared in April 2024. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage.
Dividends authorized by the Board and declared by the Company are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Board may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on Class A Units and GNL LTIP Units as dividends. In addition, see Note 6 — Revolving Credit Facility for additional information on the restrictions on the payment of dividends and other distributions imposed by the Revolving Credit Facility.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of March 31, 2024, the Company leases land under 18 ground leases (two of which were acquired in the first quarter of 2023 and seven of which were acquired in the REIT Merger) associated with certain properties. In addition, the Company has two operating leases that were entered into in connection with the Mergers. The aggregate durations for the ground leases and operating leases range from 0.84 to 120 years as of March 31, 2024. The Company did not enter into any new ground or operating leases during the first quarter of 2024.
As of March 31, 2024 and December 31, 2023, the Company’s balance sheets include ROU assets of $75.5 million and $77.0 million, respectively, and operating lease liabilities of $47.7 million and $48.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of March 31, 2024, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.8 years and a weighted-average discount rate of 6.05%. For the three months ended March 31, 2024, the Company paid cash of approximately $1.0 million for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard.
For the three months ended March 31, 2023, the Company paid cash of approximately $0.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of March 31, 2024:

(In thousands)	Future Base Rent Payments (1)
2024 (remainder)	$3,198
2025	3,485
2026	3,368
2027	3,395
2028	3,422
Thereafter	79,425
Total minimum lease payments (2)	96,293
Less: Effects of discounting	(48,589)
Total present value of lease payments	$47,704
________
(1)Assumes exchange rates of £1.00 to $1.26 for GBP and €1.00 to $1.08 for EUR as of March 31, 2024 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
The consummation of the Internalization Merger on September 12, 2023 resulted in the internalization of the management of the Company with its own dedicated workforce, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the former Advisor pursuant to the Advisory Agreement and (ii) RTL’s existing arrangement for advisory management services provided by the RTL Advisor and assuming (x) the Company’s existing arrangement for property management services provided by the Property Manager and (y) RTL’s existing arrangement for property management services provided by the RTL Property Manager. All assets and contracts (including leases) necessary or desirable in the judgment of the Company and to conduct the business of the Company following the Mergers and all desired employees were placed into subsidiaries of AR Global that were merged with subsidiaries of the Company upon the completion of the Internalization Merger. As a result of the completion of the Internalization Merger, and termination of the contracts noted above, beginning of the Acquisition Date, the Company no longer incurs fees from these contracts. However, the Company incurred and will continue to incur costs for employee compensation, which are included in general and administrative expenses in the Company’s consolidated statement of operations. The Company has engaged a new third party service provider to assist with this process.
For additional information on the Internalization Merger, including the consideration paid to AR Global, see Note 3 — The Mergers.
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
Fees Paid in Connection with the Operations of the Company
Prior to the Internalization Merger, when it was owned by AR Global, the former Advisor provided day-to-day asset management services for the Company pursuant to the Advisory Agreement. Prior to the Internalization Merger, under the Advisory Agreement, by and among the Company, the OP and the former Advisor, the Company historically paid the Advisor the following fees in cash:
(a)    a minimum base management fee of $18.0 million per annum payable in cash monthly in advance (“Minimum Base Management Fee”); and
(b)    a variable fee amount equal to 1.25% per annum of the sum, since the effective date of the Advisory Agreement in June 2015, of: (i) the cumulative net proceeds of all common equity issued by the Company; (ii) any equity of the Company issued in exchange for or conversion of preferred stock or exchangeable notes, based on the stock price at the date of issuance; and (iii) any other issuances of common, preferred, or other forms of equity of the Company, including units in an operating partnership (excluding equity based compensation but including issuances related to an acquisition, investment, joint-venture or partnership) (the “Variable Base Management Fee”).
The Company was required to pay the former Advisor Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the three months ended March 31, 2023.
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
March 31, 2024
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
The Company historically paid leasing commissions to the Property Manager which are being expensed over the terms of the related leases.
Professional Fees and Other Reimbursements
Prior to the Internalization Merger, the Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the former Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the former Advisor’s rent and general overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company will not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the three months ended March 31, 2023 did not exceed these limits.
The following table reflects related party fees incurred during the three months ended March 31, 2023:

Three Months Ended March 31,
2023
(In thousands)	Incurred
Fees (1):
Asset management fees (2)	$8,364
Property management fees	1,737
Total related party operational fees and reimbursements	$10,101
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million for the three months ended March 31, 2023, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.9 million for the three months ended March 31, 2023.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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
The employees of the former Advisor and the Property Manager, and their respective affiliates were also eligible to participate in the Company’s employee and director incentive restricted share plan (the “Restricted Share Plan”).
Upon approval of the 2021 Equity Plan, the total number of shares of Common Stock that could be issued or subject to awards under the Advisor Plan and the Individual Plan, in the aggregate, was 6,300,000 shares. Shares issued or subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. The 2021 Equity Plan permits awards of Restricted Shares, RSUs, PSUs, stock options, stock appreciation rights, stock awards, GNL LTIP Units and other equity awards and it expires on April 12, 2031.
Only the former Advisor and any of its affiliates that were involved in providing services to the Company or any of its subsidiaries were eligible to receive awards under the Advisor Plan. As a result of the REIT Merger, no further participants are expected to be eligible to participate in the Advisor Plan from and following the REIT Merger and, accordingly, no further awards are expected to be granted under the Advisor Plan, however awards will continue to be granted under the Individual Plan.
Generally, directors officers, employees, and consultants of the Company are eligible to participate in the Individual Plan. Prior to the REIT Merger, employees of the former Advisor or its affiliates who were consultants providing services to the Company were eligible to participate in the Individual Plan.
RSUs
RSUs were historically awarded under the 2021 Equity Plan, and have been and may continue to be awarded under the Individual Plan, following the Internalization Merger. Historically, prior to the third quarter of 2023, the Company granted RSUs to its Board members on an annual basis. In November 2023, the Company granted 496,536 RSUs to employees, including executives.
RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions and an award agreement evidencing the grant of RSUs. The RSUs provide for vesting on a straight-line basis over a specified period of time for each award. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2023	535,768	$9.09
Vested	(2,238)	8.81
Granted	502,184	8.00
Forfeitures	(10,461)	8.42
Unvested, March 31, 2024	1,025,253	8.56

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(16,011)	14.63
Granted	—	—
Unvested, March 31, 2023	31,712	16.42
The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Restricted Shares
Restricted Shares are shares of Common Stock awarded pursuant to the 2021 Equity Plan, prior to the Internalization Merger, and granted pursuant to the Individual Plan thereafter, and the Restricted Share Plan under terms that provide for vesting over a specified period of time. Holders of Restricted Shares receive nonforfeitable cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(16,687)	18.98
Granted	—	—
Forfeitures	(35,091)	11.12
Unvested, March 31, 2024	513,842	11.99

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, March 31, 2023	359,840	17.16

PSUs
In November 2023, the Compensation Committee approved awards of PSUs pursuant to the Individual Plan to full-time employees of the Company. PSUs may be earned and become vested if the Company’s absolute and relative total shareholder return (“TSR”) performance meets certain criteria (see “Performance Measures” below for more detail) over a three-year period performance period (the “PSU Performance Period”) beginning on October 1, 2023 and ending on September 30, 2026 (the “PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the PSU Measurement Date.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of PSUs to be Issued	234,200	468,392	1,288,072
Under accounting rules, the total fair value of the PSUs granted at the maximum level under the Individual Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of PSUs under the Individual Plan (the “PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the PSUs are amended. The fair value of the PSUs that were granted is being recorded evenly over the requisite service period which is approximately 2.8 years from November 29, 2023, ending on the PSU Measurement Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Performance Measures:
The ultimate amount of PSUs that may become earned and vested on the PSU Measurement Date will equal the sum of: (i) PSUs earned by comparing the Company’s TSR to the MSCI US REIT Index peer group (the “MSCI REIT Index”); (ii) PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of EPR Properties, LXP Industrial Trust, Broadstone Net Lease, Inc., NNN REIT, Inc. and W.P. Carey Inc. (the “Custom Net Lease Peer Group”); and (iii) PSUs earned by achievement of certain TSR levels (the “Company TSR”).
The following table details the number of PSUs that may be earned and vested on the PSU Measurement Date, by each category of performance goal:

	Target PSUs	Percentage of Target PSUs Earned	Number of PSUs Earned
Company TSR Relative to the MSCI REIT Index:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR:
Less than 8% (Below Threshold)	117,098	—%	—
8% (Threshold) (1)	117,098	50%	58,551
10% (Target) (1)	117,098	100%	117,098
12% or greater (Maximum) (1)	117,098	275%	322,018
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $2.0 million for the three months ended March 31, 2024, and $0.7 million for the three months ended March 31, 2023, which did not include PSUs. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of March 31, 2024, the Company had $7.9 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.7 years. As of March 31, 2024, the Company had $5.1 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 3.2 years. As of March 31, 2024, the Company had $4.5 million unrecognized compensation cost related to PSUs granted, which is expected to be recognized over a period of 2.5 years.
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
Multi-Year Outperformance Agreement With the Former Advisor
2021 OPP — General Description
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of GNL LTIP Units under the 2021 OPP , and, on June 3, 2021, the Company, the OP and the Advisor entered into the 2021 OPP.
Based on a maximum award value of $50.0 million and $20.00, the closing price of Common Stock on June 2, 2021 (the “2021 Initial Share Price”), the former Advisor was granted a total of 2,500,000 GNL LTIP Units pursuant to the 2021 OPP. These GNL LTIP Units were eligible to be earned and become vested based on the Company’s TSR, including both share price appreciation and reinvestment of Common Stock dividends, compared to the 2021 Initial Share Price over a performance period

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control as defined in the Advisor Plan and (iii) the effective date of any termination of the former Advisor’s service as the Company’s advisor. As noted above and described below, the end date of the performance period was modified to September 11, 2023, the day prior to the Acquisition Date, in connection with the Internalization Merger Agreement.
Under accounting rules, the total fair value of the GNL LTIP Units granted under the 2021 OPP of $27.7 million was fixed as of June 3, 2021 and was not required to be remeasured in subsequent periods (see Note 2 — Summary of Significant Accounting Policies for a description of accounting rules related to non-employee equity awards). The fair value of the GNL LTIP Units that were granted were being recorded evenly over the requisite service period which was originally approximately 3.1 years from May 3, 2021, the date that the Company’s independent directors approved the award of GNL LTIP Units under the 2021 OPP. However, due to the modification noted below that changed the timing of the final measurement for determining whether the award is vested and earned, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023).
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
•In September 2023, the Company paid a $2.9 million priority catch-up distribution to the former Advisor in respect of the 883,750 GNL LTIP Units that were earned under the 2021 OPP.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Compensation Expense - 2021 OPP
During the three months ended March 31, 2023, the Company recorded total compensation expense related to the LTIP Units of $2.2 million.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Net loss attributable to common stockholders	$(34,687)	$(5,989)
Adjustments to net loss attributable to common stockholders for common share equivalents	(234)	(239)
Adjusted net loss attributable to common stockholders	$(34,921)	$(6,228)

Weighted average common shares outstanding — Basic and Diluted	230,319,722	103,782,949
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.15)	$(0.06)
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
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, unvested Restricted Shares, unvested PSUs and Class A Units to be common share equivalents.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023 (see Note 13 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended March 31,
	2024	2023
Unvested RSUs (1)	621,154	47,011
Unvested Restricted Shares (2)	561,724	359,840
Unvested PSUs (3)	1,288,072	—
Class A Units (4)	115,857	—
GNL LTIP Units (5)	—	2,500,000
Total common share equivalents excluded from EPS calculation	2,586,807	2,906,851
(1) There were 1,025,253 and 31,712 unvested RSUs issued and outstanding as of March 31, 2024 and 2023, respectively.
(2) There were 513,842 and 359,840 unvested Restricted Shares issued and outstanding as of March 31, 2024 and 2023, respectively.
(3) There were 1,288,072 PSUs outstanding as of March 31, 2024 and none outstanding as of March 31, 2023.
(4) There were 115,857 Class A Units outstanding as of March 31, 2024 and none outstanding as of March 31, 2023.
(5) The performance period under the 2021 OPP was accelerated and ended on September 11, 2023 and 883,750 GNL LTIP Units became earned and vested and Common Stock was issued for the vested GNL LTIP Units. As a result, there were no GNL LTIP Units issued and outstanding under the 2021 OPP as of March 31, 2024 and there were 2,500,000 GNL LTIP Units issued and outstanding under the 2021 OPP as of March 31, 2023.
Conditionally issuable shares relating to the 2021 Equity Plan and the 2021 OPP (prior to the end of the performance period of September 11, 2023) are required to be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period.
•No PSU share equivalents were included in the computation for the three months ended March 31, 2024 since their impact was anti-dilutive, and none were included for the three months ended March 31, 2023 since they hadn’t been issued yet.
•No GNL LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2024 since the performance period ended on September 11, 2023 and they were not included in three and three months ended March 31, 2023 since their impact was anti-dilutive.
Note 15 — Segment Reporting
As a result of the Mergers and the related strategic shift in the Company’s operations, the Company has concluded it operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution (2) Multi-Tenant Retail (3) Single-Tenant Retail and (4) Office. The Company will evaluate performance and make resource allocations based on its four business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker receives and reviews financial information based on the Company's four segments. The Company evaluates business segment performance based upon net operating income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of net operating income.
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
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses net operating income at the segment level to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that the net operating income of each segment is useful as a performance measure because, when compared across periods, the net operating income of each segment reflects the impact on operations from trends in occupancy rates, rental rates, operating

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
The net operating income of each segment excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. The net operating income of the Company’s segments presented by the Company may not be comparable to similar measures reported by other REITs that define net operating income differently.
The following table provides operating financial information for the Company’s four reportable segments:

	Three Months Ended March 31,
(In thousands)	2024	2023
Industrial & Distribution:
Revenue from tenants	$61,994	$52,824
Property operating expense	4,679	3,361
Net Operating Income	$57,315	$49,463

Multi-Tenant Retail:
Revenue from tenants	$66,803	$—
Property operating expense	22,906	—
Net Operating Income	$43,897	$—

Single-Tenant Retail:
Revenue from tenants	$40,786	$3,737
Property operating expense	4,770	148
Net Operating Income	$36,016	$3,589

Office:
Revenue from tenants	$36,462	$37,771
Property operating expense	5,475	4,637
Net Operating Income	$30,987	$33,134

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$61,994	$52,824
Multi-Tenant Retail	66,803	—
Single-Tenant Retail	40,786	3,737
Office	36,462	37,771
Total Consolidated Revenue From Tenants	$206,045	$94,332

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$57,315	$49,463
Multi-Tenant Retail	43,897	—
Single-Tenant Retail	36,016	3,589
Office	30,987	33,134
Total net operating income	168,215	86,186
Operating fees to related parties	—	(10,101)
Impairment charges	(4,327)	—
Merger, transaction and other costs	(761)	(99)
Settlement costs	—	—
General and administrative	(16,177)	(5,660)
Equity-based compensation	(1,973)	(2,925)
Depreciation and amortization	(92,000)	(37,029)
Gain on dispositions of real estate investments	5,867	—
Interest expense	(82,753)	(26,965)
Loss on extinguishment of debt	(58)	—
Gain on derivative instruments	1,588	(1,656)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	1,032	—
Other income	(16)	66
Net (loss) income before income tax	(21,363)	1,817
Income tax expense	(2,388)	(2,707)
Net loss	(23,751)	(890)
Preferred stock dividends	(10,936)	(5,099)
Net loss attributable to common stockholders	$(34,687)	$(5,989)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
Investments in real estate, net:
Industrial & Distribution	$2,448,653	$2,479,804
Multi-tenant retail	2,132,469	2,174,064
Single-tenant retail	1,629,629	1,687,733
Office	1,207,639	1,230,719
Total investments in real estate, net	7,418,390	7,572,320
Assets held for sale	14,047	3,188
Cash and cash equivalents	131,880	121,566
Restricted cash	51,817	40,833
Derivative assets, at fair value	12,144	10,615
Unbilled straight line rent	86,995	84,254
Operating lease right-of-use asset	75,475	77,008
Prepaid expenses and other assets	110,706	121,997
Deferred tax assets	4,791	4,808
Goodwill and other intangible assets, net	48,540	46,976
Deferred financing costs, net	14,011	15,412
Total assets	$7,968,796	$8,098,977

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
The Company disposed of seven properties subsequent to March 31, 2024 for an aggregate price of approximately $18.2 million.
New CMBS Loan
On April 5, 2024, the Company entered into the 2024 CMBS Loan with (i) Bank of Montreal, (ii) Société Générale Financial Corporation, (iii) Barclays Capital Real Estate Inc. and (iv) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $237.0 million. The 2024 CMBS Loan is secured by, among other things, first priority mortgages on 20 industrial properties the Company owns across the United States. The 2024 CMBS Loan has a 5-year term, is interest-only (payable monthly) at a fixed rate of 5.74% per year and matures on April 6, 2029. The 2024 CMBS Loan contains certain covenants, including, certain obligations to reserve funds and requires the Company to maintain a net worth of $150.0 million and liquid assets having a market value of at least $10.0 million.
Repayment of McLaren Loan
In April 2024, the Company repaid its mortgage loan that encumbered its McLaren properties in the United Kingdom. The mortgage loan had a principal balance of £101,000, and was repaid using borrowings under the GBP portion of the Company’s Revolving Credit Facility.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts may be forward-looking statements, including statements regarding the intent, belief or current expectations of us, and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023, this and our other Quarterly Reports on Form 10-Q and our other filings with the U.S Securities and Exchange Commission (“SEC”) as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports.

Overview
We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in the quarter ended September 30, 2023, as further discussed below, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, we were managed by Global Net Lease Advisors, LLC (“Advisor”), who managed our day-to-day business with the assistance of our property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we also internalized our advisory and property management functions as well as the advisory and property management functions of RTL as a result of the Internalization Merger (defined below) in the quarter ended September 30, 2023.
As of March 31, 2024, we owned 1,277 properties consisting of 66.9 million rentable square feet, which were 93% leased, with a weighted-average remaining lease term of 6.5 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2024, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of March 31, 2024, our portfolio was comprised of 32% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single Tenant retail properties and 19% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2024. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 58.2% of our rental income on an annualized straight-line basis for leases in place as of March 31, 2024 was derived from Investment Grade rated tenants, comprised of 34.5% leased to tenants with an actual investment grade rating and 23.7% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2024.
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
Critical Accounting Estimates
For a discussion about our critical accounting estimates and policies, see the “Significant Accounting Estimates and Accounting Policies” section of our 2023 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these critical accounting estimates and policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of March 31, 2024:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	218	$231,333	32%	$223,509	32%	34,049	51%	94%	7.1
Multi-Tenant Retail	109	199,947	28%	199,977	29%	16,401	24%	88%	5.3
Single-Tenant Retail	861	147,548	21%	136,421	19%	7,797	12%	96%	8.1
Office	89	140,740	19%	142,777	20%	8,606	13%	93%	4.8
Total	1,277	$719,568	100%	$702,684	100%	66,853	100%	93%	6.5
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of March 31, 2024.

Results of Operations
We operates in four reportable segments consistent with our current management internal financial reporting purposes: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional details on our reportable segments).
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
As more fully discussed in Note 3 — The Mergers, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023 represents our financial information, prior to the Mergers, on a stand-alone basis.
Comparison of the Three Months Ended March 31, 2024 and 2023
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $34.7 million for the three months ended March 31, 2024, as compared to $6.0 million for the three months ended March 31, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$61,994	$52,824
Multi-Tenant Retail	66,803	—
Single-Tenant Retail	40,786	3,737
Office	36,462	37,771
Total Consolidated Revenue From Tenants	$206,045	$94,332
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $62.0 million and $52.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue from tenants was primarily driven by revenue of $8.1 million attributable to properties acquired from RTL on the Acquisition Date and the year-over-year impact of increases in the average exchange rates during the three months ended March 31, 2024, when compared to the same period last year.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $66.8 million for the three months ended March 31, 2024 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $40.8 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the third quarter of 2023 was primarily due to revenue of $35.2 million attributable to properties acquired from RTL on the Acquisition Date and revenue from the acquisition completed in the quarter ended March 31, 2023, with additional impact from the year-over-year impact of increases in foreign exchange rates.

Office
Revenue from tenants in our Office segment was $36.5 million and $37.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in the first quarter of 2024 was primarily driven by disposals, partially offset by revenue attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in foreign exchange rates.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Property Operating Expenses:
Industrial & Distribution	$4,679	$3,361
Multi-Tenant Retail	22,906	—
Single-Tenant Retail	4,770	148
Office	5,475	4,637
Total Consolidated Property Operating Expenses	$37,830	$8,146
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $4.7 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date and the year-over-year change in average foreign exchange rates during the three months ended March 31, 2024, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $22.9 million for the three months ended March 31, 2024 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $4.8 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the first quarter of 2024 was primarily due to an increase in property operating expenses of $4.3 million resulting from properties acquired from RTL on the Acquisition Date and the impact from the year-over-year increase in average foreign exchange rates, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $5.5 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. The minor increase in the first quarter of 2024 was primarily due to an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date and the impact from the year-over-year increase in average foreign exchange rates, when compared to the same period last year.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger (see below) there were no operating fees paid to related parties in the three months ended March 31, 2024. Operating fees paid to related parties were $10.1 million in the three months ended March 31, 2023. The decline in the quarter ended March 31, 2024 was primarily due to the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Upon the closing of the Mergers, we no longer pay asset management fees to the Advisor or property management fees to the Property Manager and we internalized our management functions. While we no longer pay the costs of the various fees and expense reimbursements previously paid to the former Advisor and the Property Manager, after the Internalization Merger, our expenses now include the compensation (including equity-based compensation) and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations and are being recorded in general and administrative expenses from the Acquisition Date forward.
Impairment Charges
During the three months ended March 31, 2024, we determined that the fair values of six of our properties located in the U.S. (all of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $4.3 million. We did not record any impairment charges in the three months ended March 31, 2023.
Merger, Transaction and Other Costs
We recognized $0.8 million and $0.1 million of merger, transaction and other costs during the three months ended March 31, 2024 and 2023, respectively.
General and Administrative Expenses
General and administrative expenses were $16.2 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively, primarily consisting of professional fees including audit and taxation services, employee compensation/payroll expenses, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses.
Equity-Based Compensation
During the three months ended March 31, 2024 and 2023, we recognized equity-based compensation expense of $2.0 million and $2.9 million, respectively. Equity-based compensation in the quarter ended March 31, 2024 consists of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees (after the Internalization) and our independent directors and; (iii) amortization expense related to performance stock units (“PSUs”) which were issued in October of 2023. Equity-based compensation for the quarter ended March 31, 2023 includes amortization expense for Restricted Shares, RSUs and expense related to our multi-year outperformance agreement entered into with the former Advisor in June 2021 (the “2021 OPP”), which expired on September 11, 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $92.0 million and $37.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the quarter ended March 31, 2024 as compared to the same quarter last year was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger. In addition, the increase was partially due to the impact of the year-over-year change in average foreign exchange rates during the three months ended March 31, 2024, when compared to the same period last year.
Gain on Dispositions of Real Estate Assets
During the three months ended March 31, 2024 we sold 19 properties, 17 of which were acquired in the REIT Merger, and recorded a net gain of $5.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2023, we did not sell any properties.
Interest Expense
Interest expense was $82.8 million and $27.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase was due to the increase in the net amount of our total gross debt outstanding to $5.4 billion as of March 31, 2024 from $2.5 billion as of March 31, 2023, and, the increase in the weighted-average effective interest rate of our total debt from 4.4% as of March 31, 2023 to 4.8% as of March 31, 2024. The increase in the net amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to pay off RTL’s former credit facility.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended March 31, 2024, when compared to the same period last year. As of March 31, 2024, approximately 10.0% of our total debt outstanding was denominated in EUR, 8.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in Canadian Dollars (“CAD”). As of March 31, 2023, approximately 22% of our total debt outstanding was denominated in EUR 18% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2024, approximately 49% of our total debt outstanding was secured and 51% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.

Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.1 million in the quarter ended March 31, 2024 was primarily due to the refinancing of our loan in Finland. There were no such costs incurred in the three months ended March 31, 2023.
Gain (Loss) on Derivative Instruments
The gain of $1.6 million on derivative instruments for the three months ended March 31, 2024 and the loss of $1.7 million on derivative instruments for the three months ended March 31, 2023, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended March 31, 2024, the gain on derivative instruments consisted of unrealized gains of $1.3 million and realized gains of $0.3 million. For the three months ended March 31, 2023, the loss on derivative instruments consisted of unrealized losses of $2.6 million and realized gains of $0.9 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Unrealized Income on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded income of $1.0 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarter ended March 31, 2024, related to the accelerated reclassification of amounts in other comprehensive income to earnings. During the quarter ended March 31, 2023, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $2.4 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended March 31, 2024 and $5.1 million for the three months ended March 31, 2023. The amounts in the three months ended March 31, 2024 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The amounts in the three months ended March 31, 2023 represents the dividends that were attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services and interest payments on outstanding borrowings.
During the three months ended March 31, 2024, net cash provided by operating activities was $92.2 million. Cash flows provided by operating activities during the three months ended March 31, 2024 reflect net loss of $23.8 million, adjusted for non-cash items of $111.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $0.4 million and an increase of $10.5 million in working capital items due to a decrease in prepaid expenses and other assets of $9.3 million, a decrease in accounts payable and accrued expenses of $0.2 million and an increase in prepaid rent of $1.3 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 of $35.2 million consisted of net proceeds from dispositions of $43.1 million, partially offset by capital expenditures of $8.0 million.
Net cash used in investing activities during the three months ended March 31, 2023 of $88.8 million consisted of property acquisitions of $81.4 million and capital expenditures of $7.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $107.9 million during the three months ended March 31, 2024 was a result of net payments of principal on mortgage notes payable of $41.5 million, dividends paid to common stockholders of $81.7 million, dividends paid to holders of our Series A Preferred Stock of $3.1 million, dividends paid to holders of our Series B Preferred Stock of $2.0 million, dividends paid to holders of our Series D Preferred Stock of $3.7 million, dividends paid to holders of our Series E Preferred Stock of $2.1 million and cash paid for financing costs of $0.9 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $27.3 million
Net cash provided by financing activities of $39.5 million during the three months ended March 31, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $91.0 million, partially offset by net payments of mortgage notes payable of $4.6 million, dividends paid to common stockholders of $41.7 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) of $3.1 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) of $2.0 million and distributions to non-controlling interest holders of $0.1 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $131.9 million and $121.6 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the three months ended March 31, 2024, cash generated from operations covered 99% of our dividends paid. In addition, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $490.6 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Three Months Ended March 31, 2024
During the three months ended March 31, 2024, the Company sold 19 properties, which were acquired in the REIT Merger, for a contract price of $44.7 million.
We did not acquire any properties during the three months ended March 31, 2024.
Acquisitions and Dispositions Subsequent to March 31, 2024 and Pending Transactions
Subsequent to March 31, 2024, we disposed of seven properties for an aggregate price of $18.2 million. In addition, we have signed definitive PSAs to dispose of 42 properties for a contract purchase price of $481.9 million and we have signed non-binding LOIs to dispose of three properties for an aggregate sale price of $8.6 million.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the three months ended March 31, 2024, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the three months ended March 31, 2024, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of March 31, 2024 and December 31, 2023, we had total debt outstanding of $5.4 billion, bearing interest at a weighted-average interest rate per annum equal to 4.8%.
As of March 31, 2024, 84% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.3% per annum. As of March 31, 2024, 16% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 7.3% per annum. The total gross carrying value of unencumbered assets as of March 31, 2024 was $4.9 billion, of which approximately $4.9 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings.
Our debt leverage ratio was 64.9% and 65.0% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the weighted-average maturity of our indebtedness was 3.3 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $490.6 million.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior Notes. Both the 4.50% Senior Notes and the 3.75% Senior Notes do not require any principal payments prior to maturity. As of

March 31, 2024, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $890.9 million which is net of $109.1 million of deferred financing costs and discounts, and as of December 31, 2023 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $886.0 million, which is net of $114.0 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of March 31, 2024 and December 31, 2023, we had secured mortgage notes payable of $2.5 billion, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have $283.7 million of principal payments due on our mortgages during the remainder of 2024, however in April 2024 we repaid our mortgage loan that encumbered our McLaren properties in the United Kingdom, which had a balance of $127.5 million as of March 31, 2024. The Mortgage loan was repaid using borrowings under the GBP portion of the Company’s Revolving Credit Facility.
On April 5, 2024, we entered into a commercial mortgage-backed security Loan Agreement (the “2024 CMBS Loan”) with (i) Bank of Montreal, (ii) Société Générale Financial Corporation, (iii) Barclays Capital Real Estate Inc. and (iv) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $237.0 million. The 2024 CMBS Loan is secured by, among other things, first priority mortgages on 20 industrial properties that we own across the United States. The 2024 CMBS Loan has a 5-year term, is interest-only (payable monthly) at a fixed rate of 5.74% per year and matures on April 6, 2029. The 2024 CMBS Loan contains certain covenants, including, certain obligations to reserve funds and requires us to maintain a net worth of $150.0 million and liquid assets having a market value of at least $10.0 million. We used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility (as noted below).
Credit Facility
As of March 31, 2024 and December 31, 2023, outstanding borrowings under our Revolving Credit Facility were $1.8 billion and $1.7 billion, respectively. During the three months ended March 31, 2024, we made net additional borrowings of $27.3 million on the Revolving Credit Facility. As of March 31, 2024, approximately $43.5 million was available for future borrowings under the Revolving Credit Facility.
In April 2024, we completed the 2024 CMBS Loan financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, we repaid our mortgage loan that encumbered its McLaren properties in the United Kingdom (as noted above) using borrowings under the GBP portion of the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of March 31, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.9% after giving effect to interest rate swaps in place.
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
Covenants
As of March 31, 2024, we were in compliance with the covenants under the Indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and Senior Notes and the related covenants).
As of March 31, 2024, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.

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
Core Funds from Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, settlement costs related to the Blackwells/Related Parties litigation (recorded in the second and third quarters of 2023), as well as certain other costs that are considered to be non-core, such as debt extinguishment costs. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs and prepayment penalties incurred with the early extinguishment of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
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
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments and merger related expenses) and certain other expenses, including expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation, expenses related to our European tax restructuring and transition costs related to the Mergers, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) calculated in accordance with GAAP as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(34,687)	$(5,989)
Impairment charges	4,327	—
Depreciation and amortization	92,000	37,029
Loss (gain) on dispositions of real estate investments	(5,867)	—
FFO (as defined by NAREIT) attributable to common stockholders	55,773	31,040
Merger, transaction and other costs (1)	761	99
Loss on extinguishment of debt	58	—
Core FFO attributable to common stockholders	56,592	31,139
Non-cash equity-based compensation	1,973	2,925
Non-cash portion of incentive fee	—	—
Non-cash portion of interest expense	2,394	2,085
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	2,225	955
Straight-line rent	(4,562)	(1,888)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(1,032)	—
Eliminate unrealized (gains) losses on foreign currency transactions (2)	(1,259)	2,647
Amortization of discounts on mortgages and senior notes	15,338	227
Expenses attributable to 2023 proxy contest and related litigation (3)	—	1,716
Expenses attributable to European tax restructuring (4)	469	—
Transition costs related to the Merger and Internalization (5)	2,826	—
AFFO attributable to common stockholders	$74,964	$39,806

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$55,773	$31,040
Core FFO attributable to common stockholders	$56,592	$31,139
AFFO attributable to common stockholders	$74,964	$39,806
_________
(1)For the three months ended March 31, 2024, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger. The three months ended March 31, 2023 did not have any costs related to the REIT Merger and Internalization Merger.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2024, the gain on derivative instruments was $1.6 million, which consisted of unrealized gains of $1.3 million and realized gains of $0.3 million. For the three months ended March 31, 2023, the loss on derivative instruments was $1.7 million which consisted of unrealized losses of $2.6 million and realized gains of $0.9 million.
(3)Amounts relate to general and administrative expenses incurred for the Company’s 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its AFFO for these amounts.
(4)Amount relates to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(5)Amounts include costs related to (i) compensation incurred for our former Co-Chief Executive Officer who retired effective March 31, 2024; (ii) a transition service agreement with the former Advisor; and (iii) insurance premiums related to expiring directors and officers insurance of former RTL directors. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.

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
During the three months ended March 31, 2024 and December 31, 2023, we paid dividends on our Common Stock at an annual rate of $1.42 per share, or $0.354 per share on a quarterly basis. During the first, second and third quarters of 2023,we paid dividends on our Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
On February 26, 2024, the Board approved a dividend policy that reduced our Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. The new Common Stock dividend rate became effective with the Common Stock Dividend declared in April 2024. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower leverage.
Dividends authorized by the Board and declared by us are paid on a quarterly basis on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Dividends accrue on our preferred stock as follows:
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

The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and distributions to holders of Class A Units for the periods indicated.

	Three Months Ended March 31, 2024

(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$81,733
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	2,018
Dividends to holders of Series D Preferred Stock	3,718
Dividends to holders of Series E Preferred Stock	2,118
Distributions to holders of Class A Units	41
Total dividends and distributions	$92,709

Source of dividend and distribution coverage:
Cash flows provided by operations	$92,186	99.4%
Available cash on hand	523	0.6%
Total sources of dividend and distribution coverage	$92,709	100.0%

Cash flows provided by operations (GAAP basis)	$92,186

Net loss attributable to common stockholders (in accordance with GAAP)	$(34,687)
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, approximately 78.2% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of March 31, 2024, based on straight-line rent, approximately 59.9%, are fixed-rate with increases averaging 1.7%, 14.1% are based on the Consumer Price Index, subject to certain caps, 4.2% are based on other measures, and 21.8% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, and we direct you to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Separation Agreement, dated March 8, 2024, by and between Global Net Lease, Inc. and James L. Nelson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on March 11, 2024).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________
*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Net Lease, Inc.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President

By:	/s/ Christopher J. Masterson
Christopher J. Masterson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2024